Form 10-Q
period 1997-12-31
HERITAGE FINANCIAL CORP /WA/
filed 1998-02-13
CIK 1046025

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       Commission File Number __________

                         HERITAGE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Washington                                  91-1857900
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   201 Fifth Avenue SW, Olympia, WA                         98501
(Address of principal executive office)                  (ZIP Code)

                                (360) 943-1500
             (Registrant's telephone number, including area code)

                                Not Applicable
                    (Former name, former address and former
                  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 30, 1998 there were outstanding 9,751,464 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX


PART I.            Financial Information                                      Page
----------------------------------------------------------------------------------
  Item 1.          Condensed Financial Statements (Unaudited)

                   Consolidated Statements of Income for the Three and
                    Six Months Ended December 31, 1997 and 1996                 3

                   Consolidated Statements of Financial Condition
                    As of December 31, 1997 and June 30, 1997                   4

                   Consolidated Statement of Stockholders' Equity
                    for the Six months Ended December 31, 1997                  5

                   Consolidated Statements of Cash Flows for the
                    Six months Ended December 31, 1997 and 1996                 6

                   Notes to Consolidated Financial Statements                   7

  Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              10

PART II.           Other Information

  Item 6.          Exhibits and Reports on Form 8-K                            20

Signatures                                                                     20

                      HERITAGE SAVINGS BANK AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands Except for Per Share Data)
                                  (Unaudited)

                                                Three Months Ended    Six Months Ended
                                                   December 31,         December 31,
                                                --------------------------------------
                                                 1996       1997       1996      1997
                                                ------     -----      -----     ------
INTEREST INCOME:
  Loans                                         $4,060     4,857      7,955      9,599
  Mortgage backed securities                       117       102        240        208
  Investment securities and FHLB dividends         206       142        445        296
  Interest bearing deposits                        208       279        410        327
                                                --------------------------------------
     Total interest income                       4,591     5,380      9,050     10,430

INTEREST EXPENSE:
  Deposits                                       2,270     2,571      4,516      4,968
  Borrowed funds                                   --        --          --          8
                                                --------------------------------------
     Total interest expense                      2,270     2,571      4,516      4,976
                                                --------------------------------------
     Net interest income                         2,321     2,809      4,534      5,454
PROVISION FOR LOAN LOSSES                          --         30        --          60
                                                --------------------------------------
  Net interest income after provision            2,321     2,779      4,534      5,394

NONINTEREST INCOME:
  Gains on sales of loans                          537       560      1,113      1,102
  Commissions on sales of annuities
   and securities                                   44        23         90         75
  Service charges on deposits                      121       133        230        254
  Rental income                                     52        52        109        104
  Gains on sale of premises                        --        --         --          36
  Other income                                      92       112        170        202
                                                --------------------------------------
     Total noninterest income                      846       880      1,712      1,773

NONINTEREST EXPENSE:
  Salaries and employee benefits                 1,361     1,494      2,672      2,963
  Building occupancy                               400       434        774        857
  FDIC premiums and special assessment              30        33      1,229         65
  Data processing                                  138       177        258        324
  Marketing                                         54        97         98        181
  Office supplies and printing                      64        68        125        128
  Other                                            342       354        647        702
                                                --------------------------------------
    Total noninterest expense                    2,389     2,657      5,803      5,220
                                                --------------------------------------
  Income before federal income tax (benefit)       778     1,002        443      1,947
  Federal income tax (benefit)                     266       356       (785)       691
                                                --------------------------------------
    Net income                                  $  512       646      1,228      1,256

Earnings per share:
   Basic                                         $ 0.28     0.36       0.68       0.69
   Diluted                                       $ 0.28     0.35       0.67       0.69


     See Notes to Consolidated Financial Statements

                      HERITAGE SAVINGS BANK AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          JUNE 30,        DECEMBER 31,
                                                                            1997              1997
                                                                         -----------------------------
                                  ASSETS
Cash on hand and in banks                                                $  7,412              6,842
Interest earning deposits                                                     175             80,911
Investment securities held to maturity                                      8,506              7,698
Mortgage backed securities held to maturity                                 5,159              4,709
Loans held for sale                                                         6,323              5,042
Loans receivable                                                          201,870            210,449
Less:  Allowance for loan losses                                           (2,752)            (2,812)
                                                                         -----------------------------
  Loans, net                                                              199,118            207,637
Premises and equipment, net                                                12,202             11,864
Federal Home Loan Bank stock                                                1,511              1,572
Accrued interest receivable                                                 1,380              1,584
Prepaid expenses and other assets                                             378                742
                                                                         -----------------------------
                                                                         $242,164            328,601
                                                                         =============================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                  209,781            223,887
Stock subscription funds held for closing                                     --              72,506
Advances from Federal Home Loan Bank                                          890                --
Advance payments by borrowers for taxes and insurance                         473                475
Accrued expenses and other liabilities                                      2,605              2,062
Deferred Federal income taxes                                                 701                701
                                                                         -----------------------------
                                                                          214,450            299,631
Stockholders' equity:
  Preferred stock, $1 par value per share. 5,000,000 shares authorized:
    none outstanding                                                          --                 --
  Common stock, $1 par value per share 10,000,000 shares authorized:
    1,809,616 shares outstanding                                            1,810              1,810
  Additional paid-in capital                                                4,103              4,103
  Retained earnings, substantially restricted                              21,801             23,057
                                                                         -----------------------------
               Total stockholders' equity                                  27,714             28,970

Commitments and contingencies
                                                                         -----------------------------
                                                                         $242,164            328,601
                                                                         =============================

     See Notes to Consolidated Financial Statements

                      HERITAGE SAVINGS BANK AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1997
                             (Dollars in Thousands)
                                  (Unaudited)

                                                 ADDITIONAL                         TOTAL
                                    COMMON        PAID IN         RETAINED       STOCKHOLDERS'
                                    STOCK         CAPITAL         EARNINGS          EQUITY
                                   -----------------------------------------------------------
Balance at June 30, 1997            $1,810         4,103           21,801           27,714
Exercise of stock options              --            --               --               --
Net income                             --            --             1,256            1,256
Cash dividend paid                     --            --               --               --
                                   -----------------------------------------------------------
Balance at December 31, 1997        $1,810         4,103           23,057           28,970
                                   ===========================================================

     See Notes to Consolidated Financial Statements

                      HERITAGE SAVINGS BANK AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                            December 31,
                                                                       ----------------------
                                                                          1996        1997
                                                                      -----------  ----------
Cash flows from operating activities:
  Net income                                                          $  1,228       1,256
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation and amortization                                          456         501
    Deferred loan fees, net of amortization                                 55         (38)
    Provision for loan losses                                              --           60
    Net increase in loans held for sale                                  1,692       1,281
    Deferred Federal income tax expense (benefit)                         (676)        --
    Federal Home Loan Bank stock dividends                                 (57)        (61)
    Net change in accrued interest receivable,
     prepaid expenses and other assets, and accrued
     expenses and other liabilities                                        761      (1,111)
                                                                      ----------------------
       Net cash provided by operating activities                         3,459       1,888
                                                                      ----------------------
 Cash flows from investing activities:
   Loans originated, net of principal payments and loan sales          (13,438)     (8,541)
   Principal payments of mortgage backed securities                        345         457
   Proceeds from:
     Maturities of investment securities held to maturity                7,585       2,770
   Purchase of investment securities held to maturity                   (1,860)     (1,950)
   Purchase of premises and equipment                                   (1,390)       (182)
                                                                      ----------------------
       Net cash used in investing activities                            (8,758)     (7,446)
                                                                      ----------------------
Cash flows from financing activities:
     Net increase in deposits                                           10,558      14,106
     Net decrease in FHLB advances                                         --         (890)
     Net decrease in advance payment by borrowers
      for taxes and insurance                                               13           2
     Cash dividends paid                                                  (228)         --
     Proceeds from exercise of stock options                                23          --
     Proceeds received and held for stock conversion                                72,506
                                                                      ----------------------
       Net cash provided by financing activities                        10,366      85,724
                                                                      ----------------------
       Net increase in cash and cash equivalents                         5,067      80,166
Cash and cash equivalents at beginning of period                        18,082       7,587
                                                                      ----------------------
Cash and cash equivalents at end of period                            $ 23,149      87,753
                                                                      ======================
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest expense                                                  $  4,506       5,010
    Federal income taxes                                                   420         540

                See Notes to Consolidated Financial Statements

                     HERITAGE SAVINGS BANK AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Six Months Ended December 31, 1997 and 1996
                            (Dollars in Thousands)
                                  (Unaudited)

NOTE 1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 (a.)  Description of Business

Heritage Savings Bank, (the "Bank"), a Washington State stock savings bank, does business primarily in Thurston, Mason and Pierce counties. The Bank traditionally has offered a variety of savings products and originated one- to four-family mortgage loans (principally for sale in the secondary market) and, to a lesser extent, multi-family, commercial real estate and construction loans. Beginning in fiscal 1994, the Bank began to implement a growth strategy which is intended to broaden its products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB advances may be used as a supplemental source of funds, and it believes that the capital raised in the recent stock offering will enhance its ability to continue implementing its growth strategy.

 (b.)  Basis of Presentation

Heritage Financial Corporation (the "Company") was recently organized as the holding company for the Bank. Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $66.1 million in gross proceeds. Effective January 9, 1998, the Company's common stock began to trade on the Nasdaq National Market under the symbol "HFWA". Prior to January 8, 1998 the Bank was majority-owned by Heritage Financial Corporation, M.H.C.
(MHC), a Washington state mutual holding company, whose securities were not registered pursuant to the Securities Exchange Act of 1934, nor publicly traded. Effective January 8, 1998, the MHC was merged into the Bank.

The financial statements shown herein are for the Bank only as the Company did not engage in material transactions until after January 8, 1998. At December 31, 1997, the Company was inactive and has no significant assets, liabilities, revenues, expenses or contingent liabilities. The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Bank's June 30, 1997 audited consolidated financial statements and notes thereto included in the Company's recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented.

NOTE 2.   STOCKHOLDERS' EQUITY

 (a.)  Stock Offering and Conversion

Effective January 8, 1998, the Company sold 6.6 million shares of its common stock at a subscription price of $10 per share to the Bank's customers, its existing stockholders and the general public.

Of the 1.8 million shares of Heritage Savings Bank common stock outstanding at December 31, 1997, 1.2 million shares owned by Heritage Financial Corporation, M.H.C. (the "Mutual Holding Company") were canceled on January 8, 1998 and the Mutual Holding Company was merged into the Bank. The remaining 0.6 million shares of the Bank's common stock owned by its stockholders were converted into
3.1 million shares of the Company's common stock outstanding.

At December 31, 1997, the Bank held $72.5 million in escrow pending the close of the stock offering. Approximately $13 million of these funds were returned to subscribers at the close of the offering due to an oversubscription.

 (b.)  Earnings per Share

The Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" for the period ending December 31, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. The weighted average number of common shares outstanding for the three month period ended December 31, 1997 and 1996 was 1,809,616 and 1,807,999, respectively. The weighted average number of common shares outstanding for the six month period ended December 31, 1997 and 1996 was 1,809,616 and 1,807,174, respectively.

Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The weighted average number of common and dilutive potential common shares outstanding for the three month period ended December 31, 1997 and 1996 was 1,828,499 and 1,824,900, respectively. The weighted average number of common and dilutive potential common equivalent shares outstanding for the six month period ended December 31, 1997 and 1996 was 1,827,953 and 1,823,382,
respectively.

Earnings per share information for periods prior to January 8, 1998 is based on the historical weighted average common shares outstanding for the Bank during the applicable period. This earnings per share information will not be comparable to future earnings per share information due to the effects of the conversion and stock offering closed in January 1998.

 (c.)  Regulatory Capital

Pursuant to minimum capital requirements of the Federal Deposit Insurance Corporation, the Bank is required to maintain a leverage ratio (capital to average assets ratio) of 3% and risk based capital ratios of Tier 1 capital and total capital (to total risk weighted assets) of 4% and 8%, respectively. At June 30, 1997, the Bank exceeded the minimum capital requirements as shown below and the requirements for well capitalized institutions (leverage ratio of 5%, Tier 1 risk based capital ratio of 6% and total risk based capital ratio of 10%). As of December 31, 1997, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC Act.

The following table sets forth the Bank's compliance with its regulatory capital requirements at December 31, 1997:

                                                     AMOUNT       PERCENT
                                                    ---------------------
Tier 1 (leverage) capital:
     Actual                                          $28,970       10.9%
     Required                                          7,943        3.0%
                                                    ---------------------
     Excess                                           21,027        7.9%

Tier 1 risk based capital:
     Actual                                           28,970       14.5%
     Required                                          7,976        4.0%
                                                    ---------------------
     Excess                                           20,994       10.5%

Total risk based capital:
     Actual                                           31,466       15.8%
     Required                                         15,951        8.0%
                                                    ---------------------
     Excess                                           15,515        7.8%


On September 30, 1996, legislation was signed into law to recapitalize the Savings Association Insurance Fund (SAIF). The effect of this legislation was to require a one-time assessment on all federally insured savings institutions' deposits under SAIF at .657% of insured deposits at March 31, 1995. The Bank's assessment was approximately $1.1 million which was charged to earnings in the quarter ended September 30, 1996 and paid in November 1996.

NOTE 3.   FEDERAL INCOME TAXES

The Bank recorded a Federal income tax benefit of $785,000 for the six months period ended December 31, 1996 as a result of the reversal of $938,000 deferred tax liability related to the potential recapture of the pre-1988 additions to the tax bad debt reserve which could have been triggered by the Mutual Holding company reorganization in January 1994. Based on subsequent legislation in August 1996, the Bank reversed the $938,000 deferred tax liability as a reduction of Federal income tax expense during the quarter ended September 30, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "ANTICIPATES", "WILL", AND "INTENDS", OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN AND IN OTHER REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

FINANCIAL CONDITION DATA

The Bank's total assets at December 31, 1997 were $328.6 million, a 36% increase from June 30, 1997. Of the $86.4 million increase in total assets from June 30, 1997, $78.9 million were funds related to the recent stock offering which closed January 8, 1998. Approximately $13 million of these funds were returned to subscribers at the close of the offering due to an oversubscription. Excluding the effect of the stock subscription proceeds, total assets were $249.7 million at December 31, 1997. Net loans outstanding and loans held for sale totaled $212.7 million at December 31, 1997, an increase of 19% from December 31, 1996 and a 4% increase from June 30, 1997. Excluding the $72.5 million of stock subscription funds held in escrow for the stock offering at December 31, 1997, deposits amounted to $223.9 million at December 31, 1997, an increase of 11% from December 31, 1996 and a 7% increase from June 30, 1997. Of this total, $5.3 million in stock subscription funds were withdrawn from certificates of deposit at the closing of the stock offering in January 1998.

The Bank's allowance for loan losses at December 31, 1997 was $2.8 million, or 1.3% of outstanding loans. Nonperforming assets (comprised only of nonaccrual loans) at December 31, 1997 amounted to $344,000, or 0.10% of total assets. There were no loan charge-offs or recoveries during the six months ended December 31, 1997.

NET INTEREST INCOME

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowed funds. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar amounts of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level of relative mix of interest earning assets and interest bearing liabilities.

The following table sets forth for the periods indicated information for the Bank with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest earning assets to average interest bearing liabilities. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

                                                          Three Months Ended December 31,
                                            ----------------------------------------------------------
                                                         1996                         1997
                                            ---------------------------------------------------------
                                                       INTEREST                     INTEREST
                                             AVERAGE    EARNED/  AVERAGE   AVERAGE   EARNED/  AVERAGE
                                             BALANCE     PAID     RATE     BALANCE    PAID     RATE
                                            ----------------------------------------------------------
                                                                  ($ in thousands)
INTEREST EARNING ASSETS:
Loans                                        $174,558    4,060     9.30%   209,083    4,857     9.29%
Mortgage backed securities                      5,735      117     8.21%     4,815      102     8.43%
Investment securities and
     FHLB stock                                13,852      206     5.94%     9,232      142     6.17%
Interest earning deposits                      15,560      208     5.34%    19,658      279     5.67%
                                            ----------------------------------------------------------
    Total interest earning assets             209,705    4,591     8.76%   242,788    5,380     8.86%
Noninterest earning assets                     19,094                       22,012
                                             --------                      -------
     Total assets                             228,799                      264,800
                                             ========                      =======

INTEREST BEARING LIABILITIES

Certificates of deposit                       118,970    1,671     5.62%   128,004    1,792     5.60%
Savings accounts                               30,022      268     3.57%    40,035      382     3.82%
Interest bearing demand deposits               41,345      331     3.21%    49,099      397     3.23%
                                            ----------------------------------------------------------
   Total interest bearing deposits            190,337    2,270     4.77%   217,138    2,571     4.73%
FHLB advances                                       -        -        -          -        -        -
Other borrowed funds                                -        -        -          -        -        -
                                            ----------------------------------------------------------
    Total interest bearing liabilities        190,337    2,270     4.77%   217,138    2,571     4.73%
Demand and other noninterest
   bearing deposits                             7,689                       15,826
Other noninterest bearing                       4,620                        3,727
   liabilities
Stockholders' equity                           26,153                       28,109
                                             --------                      -------
   Total liabilities and
     stockholders' equity                    $228,799                      264,800
                                             ========                      =======


Net interest income                                    $  2,321                      $  2,809

Net interest spread                                                3.99%                          4.13%

Net interest margin                                                4.43%                          4.63%

Average interest earning assets                                  110.18%                        111.81%
to average interest bearing
liabilities


                                                           Six Months Ended December 31,
                                            ---------------------------------------------------------
                                                         1996                         1997
                                            ---------------------------------------------------------
                                                       INTEREST                     INTEREST
                                             AVERAGE    EARNED/  AVERAGE   AVERAGE   EARNED/  AVERAGE
                                             BALANCE     PAID     RATE     BALANCE    PAID     RATE
                                            ---------------------------------------------------------
                                                                  ($ in thousands)
INTEREST EARNING ASSETS:
Loans                                        $171,909    7,955    9.25%    207,912    9,599     9.23%
Mortgage backed securities                      5,808      240    8.26%      4,929      208     8.45%
Investment securities and
     FHLB stock                                14,475      445    6.15%      9,543      296     6.20%
Interest earning deposits                      15,431      410    5.31%     11,578      327     5.64%
                                            ---------------------------------------------------------
    Total interest earning assets             207,623    9,050    8.72%    233,962   10,430     8.92%
Noninterest earning assets                     18,884                       20,794
                                             --------                      -------
     Total assets                             226,507                      254,756
                                             ========                      =======

INTEREST BEARING LIABILITIES

Certificates of deposit                       117,713    3,324    5.65%    126,546    3,528     5.58%
Savings accounts                               30,001      536    3.57%     35,279      656     3.72%
Interest bearing demand deposits               40,632      656    3.23%     48,449      784     3.24%
                                            ---------------------------------------------------------
   Total interest bearing deposits            188,346    4,516    4.80%    210,274    4,968     4.73%
FHLB advances                                       -        -       -         243        8     6.22%
Other borrowed funds                                -        -       -           -        -        -
                                            ---------------------------------------------------------
   Total interest bearing liabilities         188,346    4,516    4.80%    210,517    4,976     4.73%
Demand and other noninterest
   bearing deposits                             7,201                       12,668
Other noninterest bearing                       5,110                        3,763
   liabilities
Stockholders' equity                           25,850                       27,808
                                             --------                      -------
   Total liabilities and
     stockholders' equity                    $226,507                      254,756
                                             ========                      =======


Net interest income                                     $4,534                      $ 5,454

Net interest spread                                               3.92%                         4.19%

Net interest margin                                               4.37%                         4.66%

Average interest earning assets                                 110.23%                       111.14%
to average interest bearing
liabilities


RATE/VOLUME ANALYSIS

The following table sets forth the amounts of the changes in the Bank's net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to changes due to volume and the changes due to interest rates.

                                                  Three Months Ended December 31,
                                                -----------------------------------
                                                       1996 Compared to 1997
                                                -----------------------------------
                                                Volume          Rate          Total
                                                -----------------------------------
Loans                                           $ 802            (5)           797
Mortgage backed securities                        (18)            3            (15)
Investment securities and FHLB stock              (72)            8            (64)
Interest earning deposits                          58            13             71
                                                -----------------------------------
     Total interest income                        770            19            789
                                                ===================================

Certificates of deposit                          (126)            5           (121)
Savings accounts                                  (96)          (18)          (114)
Interest bearing demand deposits                  (63)           (3)           (66)
                                                -----------------------------------
     Total interest on deposits                  (285)          (16)          (301)
FHLB Advances                                       -             -              -
Other borrowed funds                                -             -              -
                                                -----------------------------------
     Total Interest Expense                     $(285)          (16)          (301)
                                                ===================================

                                                   Six Months Ended December 31,
                                                -----------------------------------
                                                       1996 Compared to 1997
                                                -----------------------------------
                                                Volume          Rate          Total
                                                -----------------------------------
Loans                                           $1,665          (21)          1,644
Mortgage backed securities                         (37)           5             (32)
Investment securities and FHLB stock              (151)           2            (149)
Interest earning deposits                         (102)          19             (83)
                                                -----------------------------------
     Total interest income                       1,375            5           1,380
                                                ===================================

Certificates of deposit                           (249)          45            (204)
Savings accounts                                   (94)         (26)           (120)
Interest bearing demand deposits                  (126)          (2)           (128)
                                                -----------------------------------
     Total interest on deposits                   (469)          17            (452)
FHLB Advances                                       (8)          -               (8)
Other borrowed funds                                -            -               -
                                                -----------------------------------
     Total Interest Expense                     $ (477)          17            (460)
                                                ===================================

ASSET QUALITY

Nonperforming Assets

The following table sets forth the amount of the Bank's nonperforming assets at the dates indicated.

                                                  At June 30,     At December 31,
                                                     1997               1997
                                                  ===============================
                                                      (Dollars in thousands)
Nonaccrual loans                                   $     133             344
Restructured loans                                        -               -
                                                  -------------------------------
     Total nonperforming loans                           133             344

Real Estate owned                                         -               -
                                                  -------------------------------
     Total nonperforming assets                    $     133             344
                                                  ===============================

Accruing loans past due 90 days or more            $      -               -
Potential problem loans                                   68             126
Allowance for loan losses                              2,752           2,812
Nonperforming loans to loans                            0.06%           0.16%
Allowance for loan losses to loans                      1.32%           1.30%
Allowance for loan losses to nonperforming loans    2,069.17%         817.44%
Nonperforming assets to total assets                    0.05%           0.10%

At both dates shown in the table above, the nonaccrual loans were comprised of single family mortgages.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably foreseeable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral, holding and disposal costs and costs of capital. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth for the periods indicated information regarding changes in the Bank's allowance for loan losses:

                                                 Six Months Ended December 31,
                                                 -----------------------------
                                                      1996            1997
                                                 -----------------------------
Total loans outstanding at end of period (1)        $180,592        215,491
Average loans outstanding during period              173,781        210,690
Allowance balance at beginning of period               1,873          2,752
Provision for loan losses                                 -              60
Charge-offs
     Real estate                                          -              -
     Commercial                                           (3)            -
     Consumer                                             -              -
                                                 -----------------------------
          Total charge-offs                               (3)            -
                                                 -----------------------------

Recoveries
     Real estate                                          -              -
     Commercial                                           -              -
     Consumer                                             -              -

                                                 --------------------------
          Total recoveries                                -              -
                                                 --------------------------

               Net (charge-offs) recoveries               (3)            -
                                                 --------------------------

Allowance balance at end of period                  $  1,870          2,812
                                                 ==========================

Ratio of net (charge-offs) recoveries during
 period to average loans outstanding                   0.001%           -  %

                                                 ==========================

__________
(1)  Includes loans held for sale


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996

NET INCOME    The Bank's net income increased $134,000, or 26%, to $646,000 for the three months ended December 31, 1997 as compared to $512,000 for the three months ended December 31, 1996. This increase was attributable to an increase in net interest income partially offset by an increase in noninterest expense.

NET INTEREST INCOME Net interest income increased $488,000, or 21%, to $2.8 million for the three months ended December 31, 1997, compared to $2.3 million for the comparable 1996 quarter. The increase was primarily due to a $33.1 million, or 16%, increase in the average balance of earning assets resulting from a $34.5 million increase in the average balance of loans and a decline in the other interest earning assets.

At December 31, 1997, the Bank held stock subscription funds amounting to $72.5 million which were invested in interest earning deposits. The Bank paid the subscribers for these funds at the passbook savings rate from the date of deposit through the closing (January 8, 1998). These stock subscription funds caused the average balance of interest earning deposits and savings deposits to increase by $14.4 million for the three months ended December 31, 1997. The earnings from the escrow of these stock subscription funds caused net income for the three months ended December 31, 1997 to increase $64,000.

Net interest margin for the three months ended December 31, 1997 increased to 4.63% from 4.43% for the same period in 1996. The increase in margin was attributable to growth in loans, particularly commercial loans, coupled with a slight decrease in the average cost of interest bearing deposits, particularly certificates of deposit.

PROVISION FOR LOAN LOSSES    The provision for loan losses for the three months
ended December 31, 1997 was $30,000. There was no provision for loan losses during the same period in 1996. The allowance for loan losses at December 31, 1997 was $2.8 million, or 1.30% of loans. At December 31, 1997, management determined that the allowance for loan losses was adequate to cover reasonably foreseeable losses in the Bank's loan portfolio.

NONINTEREST INCOME    Noninterest income for the three months ended December 31,
1997 increased $34,000, or 4%, compared with the 1996 comparable period. Gains on sales of loans increased $23,000, or 4%, as a result of the volume of loans sold having increased by 23% ($23.2 million in 1997 quarter compared to $18.8 million in the 1996 quarter) while the average gain declined to 2.42% in the 1997 quarter compared to 2.85% in the comparable 1996 quarter. Service charges on deposit increased $12,000, or 10%, due to growth in business and personal checking accounts.

NONINTEREST EXPENSE    Noninterest expense for the three months ended December
31, 1997 increased $268,000, or 11%, compared with the same period in 1996. The increase was attributable to the Bank's expansion of its branch capacity in Pierce County and the continued development of the Bank's relationship banking capacity. Salaries and employee benefits increased $133,000, or 10%, resulting from higher mortgage commissions on increased mortgage lending volumes, two additions to Pierce County personnel and lower capitalized loan costs due to a lower volume of construction loans originated during the 1997 quarter. The staff additions were at the Pierce County Business Banking Center which opened in February 1997. Occupancy expense rose $34,000, or 8%, as a result of rent and other operating costs at the Pierce County Business Banking Center and the construction of a walk-up ATM at the 80th & Pacific Branch in January 1997.
Data processing increased $39,000, or 28%, as a result of offering new products, supporting the Pierce County expansion, and increased costs of service. Marketing expenses increased $43,000, or 80%, resulting from the promotion of Heritage's expansion into Pierce County, new products offered, and the recognition of the Bank's 70th anniversary.



           COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                          DECEMBER 31, 1997 AND 1996

NET INCOME    Net income for the six months ended December 31, 1997 was $1.3 million, or $0.69 per share, compared with $1.2 million, or $0.68 per share, for the comparable 1996 period. During the quarter ended September 30, 1996, based on federal legislation, the Bank accrued $1.1 million for a one-time special assessment by the FDIC to recapitalize the SAIF deposit insurance fund. The Bank also reversed a $938,000 deferred tax liability related to the potential recapture of the pre-1988 additions to the tax bad debt reserve. Excluding the impact of these two nonrecurring items, net income for the six months ended December 31, 1996 would have been $1.0 million, or $0.56 per share. On a comparable fully taxed basis, net income for the six months ended December 31, 1997 increased by $247,000, or 24%, compared with the first six months of 1996. The increase in net income on such a comparable basis was primarily attributable to an increase in net interest income partially offset by an increase in noninterest expense.

NET INTEREST INCOME    Net interest income increased $920,000, or 20%, to $5.5
million for the six months ended December 31, 1997 compared to $4.5 million for the six months ended December 31, 1996. The increase was primarily due to a $26.3 million, or 13%, increase in the average balance of earning assets resulting from a $36.0 million increase in the average balance of loans and a decline in other interest earning assets.

Net interest margin for the six months ended December 31, 1997 increased to 4.66% from 4.37% for the same period in 1996. The increase in margin was attributable to growth in assets and a shift from lower yielding investments, interest earning deposits and mortgage backed securities into higher yielding loans, particularly commercial loans, coupled with a decrease in the average cost of interest bearing deposits, particularly certificates of deposit.

PROVISIONS FOR LOAN LOSSES    The provision for loan losses for the six months
ended December 31, 1997 was $60,000. There was no provision for loan losses during the same period in 1996.

NONINTEREST INCOME    The Bank recorded a $61,000, or 4%, increase in
noninterest income for the six months ended December 31, 1997 compared to the same period in 1996. In August 1997, the Bank recognized income of $36,000 from a settlement with a title company concerning a boundary line adjustment at the Bank's Spanaway branch. Service charges on deposits increased $24,000, or 10%, due to growth in business and personal checking accounts.

NONINTEREST EXPENSE    Excluding the impact of the $1.1 million one-time SAIF
assessment which the Bank accrued in September 1996, noninterest expense increased $506,000, or 11%, to $5.2 million for the six months ended December
31, 1997 compared with $4.7 million for the same period in 1996.   Salaries and
employee benefits increased $291,000, or 11%, as a result of hiring two experienced commercial lending officers in Pierce County and branch staff for the two Pierce County branches opened in October 1996 and February 1997. The remaining increase in salaries and employee benefits was primarily attributable to lower capitalized loan costs during the six months ended December 31, 1997 due to a lower volume of mortgage and construction loans originated. Occupancy increased $83,000, or 11%, due to the operating costs of the two Pierce County branch facilities opened after September 1996. Excluding the special SAIF assessment, FDIC premiums decreased $75,000, or 54%, as the FDIC reduced the Bank's federal deposit premiums from 0.23% (on an annualized basis) of insured deposits for the quarter ended September 30, 1996 to 0.06% of insured deposits for the period beginning January 1, 1997. Data processing increased $66,000, or 26%, as a result of offering new products, supporting the Pierce County expansion, and increased costs of service. Marketing expenses increased $83,000, or 85%, resulting from the promotion of Heritage's expansion into Pierce County, new products offered, and the recognition of the Bank's 70th anniversary.

INCOME TAXES    Provision for federal income taxes was $691,000 for the six months ended December 31, 1997, compared to a federal income tax benefit of

$785,000 for the same period in 1996. The federal income tax benefit for the 1996 period reflects the reversal of the $938,000 deferred tax liability mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Bank generally maintains sufficient cash and short term investments to meet short term liquidity needs. At December 31, 1997, cash and cash equivalents totaled $87.8 million, or 27% of total assets, and investment securities classified as held to maturity with maturities of one year or less amounted to $4.2 million, or 1.3% of total assets. At December 31, 1997, the Bank maintained an unused credit facility with the FHLB of Seattle for up to 20% of assets or $65.7 million.

To fund the growth of the Bank, management's strategy has been to build core deposits (which the Bank defines to include all deposits except public funds) through the development of its branch office network and commercial banking relationships. Historically, the Bank has been able to retain a significant amount of its deposits as they mature. Management anticipates that the Bank will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

Heritage Bank is subject to certain regulatory capital requirements. At December 31, 1997, the Bank was classified as a "well capitalized" institution under the criteria established by the FDIC Act. See Note 2 to the financial statements for regulatory capital compliance at December 31, 1997. Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $66.1 million in gross proceeds.

IMPACT OF INFLATION AND CHANGING PRICES

The primary impact of inflation on the Bank's operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This Statement requires that the Bank (a) classify items of other comprehensive income by their nature in its financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This statement is effective for the year ending June 30, 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires public companies to report financial and descriptive information about its operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 is required for the fiscal year ended June 30, 1999 and the Bank is currently evaluating the effect of this Statement.

YEAR 2000 ISSUES

The Bank utilizes various computer software programs to provide banking products and services to its customers. Many existing computer programs use only two digits to identify a year in the date field and were not designed to consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Bank has identified all computer software programs used in its business and has determined the extent to which these programs are Year 2000 compliant. The Bank utilizes a service bureau to perform data processing services related to the Bank's loans, deposits, general ledger and other financial applications. The Bank's service bureau advised the Bank that it has committed resources to perform and test necessary modifications by December 31, 1998.

The Bank utilizes other computer software in its daily operations from automated heating, air conditioning and ventilating systems to its telephone and voice mail systems. The modification and testing of these software programs will not have a material impact on the Bank's financial condition.

                         HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FROM 8-K

     a.   See EXHIBIT 27-Financial Data Schedule

     b. No reports on Form 8K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HERITAGE FINANCIAL CORPORATION

                                       ------------------------------------
                                                   (Registrant)


Date: February 13, 1998            by  /s/ Donald V. Rhodes
                                       ------------------------------------
                                       Donald V. Rhodes, Chairman, President
                                       and Chief Executive Officer
                                       (Duly Authorized Officer)


Date: February 13, 1998            by  /s/ James Hastings
                                       ------------------------------------
                                       James Hastings, Vice President
                                       and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)