Form 10-Q
period 1998-03-31
HERITAGE FINANCIAL CORP /WA/
filed 1998-05-15
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-29480


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

As of May 6, 1998 there were outstanding 9,763,290 common shares, with no par value, of the registrant.

                         HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.      Financial Information                                         Page
--------------------------------------------------------------------------------------
  Item 1.    Condensed Financial Statements (Unaudited)

               Consolidated Statements of Income for the Three and           3
                Nine Months Ended March 31, 1997 and 1998

               Consolidated Statements of Financial Condition                4
                As of June 30, 1997 and March 31, 1998

               Consolidated Statement of Stockholders' Equity                5
                for the Nine Months Ended March 31, 1998

               Consolidated Statements of Cash Flows for the                 6
                Nine Months Ended March 31, 1997 and 1998

               Notes to Condensed Financial Statements                       7

   Item 2.   Management's Discussion and Analysis of                        10
             Financial Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market          17
             Risk

PART II.     Other Information

   Item 2.   Change in Securities and Use of Proceeds                       18

   Item 6.   Exhibits and Reports on Form 8-K                               19

  Signatures                                                                19

                         HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands Except for Per Share Data)
                                  (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                                March 31,                     March 31,
                                                 ---------------------------------------------------------------
                                                          1997           1998            1997           1998
                                                         ------          -----          ------         ------
INTEREST INCOME:
  Loans                                                  $4,225          4,925          12,180         14,525
  Mortgage backed securities                                115            100             355            308
  Investment securities and FHLB dividends                  151            209             596            505
  Interest bearing deposits                                 101            888             511          1,214
                                                         ------          -----          ------         ------
         Total interest income                            4,592          6,122          13,642         16,552
INTEREST EXPENSE:
  Deposits                                                2,199          2,510           6,715          7,478
  Borrowed funds                                              -              -               -              8
                                                         ------          -----          ------         ------
         Total interest expense                           2,199          2,510           6,715          7,486
                                                         ------          -----          ------         ------
         Net interest income                              2,393          3,612           6,927          9,066
PROVISION FOR LOAN LOSSES                                     -             30               -             90
                                                         ------          -----          ------         ------
  Net interest income after provision for loan            2,393          3,582           6,927          8,976
   loss
NONINTEREST INCOME:
  Gains on sales of loans                                   385            717           1,498          1,819
  Commissions on sales of annuities
   and securities                                            77             32             168            106
  Service charges on deposits                               113            143             343            397
  Rental income                                              50             52             159            156
  Gains on sale of premises                                   -              -               -             36
  Other income                                              101            103             271            306
                                                         ------          -----          ------         ------
        Total noninterest income                            726          1,047           2,439          2,820
NONINTEREST EXPENSE:
  Salaries and employee benefits                          1,361          1,507           4,034          4,470
  Building occupancy                                        432            440           1,206          1,297
  FDIC premiums and special assessment                        -             34           1,229             98
  Data processing                                           143            170             401            494
  Marketing                                                  57             93             155            275
  Office supplies and printing                               56             60             180            188
  Other                                                     351            545             999          1,247
                                                         ------          -----          ------         ------
        Total noninterest expense                         2,400          2,849           8,204          8,069
                                                         ------          -----          ------         ------
   Income before federal income tax (benefit)               719          1,780           1,162          3,727
   Federal income tax (benefit)                             245            621            (540)         1,312
                                                         ------          -----          ------         ------
       Net income                                        $  474          1,159           1,702          2,415
                                                         ======          =====          ======         ======
Earnings per share:
  Basic                                                  $ 0.05           0.12            0.18           0.26
  Diluted                                                $ 0.05           0.11            0.18           0.25

                  See Notes to Condensed Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                      JUNE 30,           MARCH 31,
                                                                                        1997               1998
                                                                                -----------------------------------
                                    ASSETS
Cash on hand and in banks                                                              $  7,412               6,893
Interest earning deposits                                                                   175              59,046
Investment securities held to maturity                                                    8,506              18,542
Mortgage backed securities held to maturity                                               5,159               4,344
Loans held for sale                                                                       6,323               8,150
Loans receivable                                                                        201,870             213,224
Less:  Allowance for loan losses                                                         (2,752)             (2,842)
                                                                                -----------------------------------
       Loans, net                                                                       199,118             210,382
Real Estate Owned                                                                             -                  79
Premises and equipment, net                                                              12,202              11,659
Federal Home Loan Bank stock                                                              1,511               1,602
Accrued interest receivable                                                               1,380               1,773
Prepaid expenses and other assets                                                           378                 336
                                                                                -----------------------------------
                                                                                       $242,164             322,806
                                                                                ===================================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                209,781             225,619
Advances from Federal Home Loan Bank                                                        890                   -
Advance payments by borrowers for taxes and insurance                                       473                 752
Accrued expenses and other liabilities                                                    2,605               2,777
Deferred Federal income taxes                                                               701                 701
                                                                                -----------------------------------
                                                                                        214,450             229,849
Stockholders' equity:
  Preferred stock, $1 par value per share, 5,000,000 shares authorized;
      none outstanding                                                                        -                   -
  Common stock, $1 par value per share,10,000,000 shares authorized;
      1,809,616 shares outstanding                                                        1,810                   -
  Preferred stock, no par value per share, 2,500,000 shares authorized;
      none outstanding                                                                        -                   -
  Common stock, no par value per share,15,000,000 shares authorized;
      9,755,067 shares outstanding                                                            -              70,398
  Additional paid-in capital                                                              4,103                   -
  Unallocated common stock held by ESOP                                                       -              (1,315)
  Retained earnings, substantially restricted                                            21,801              23,874
                                                                                -----------------------------------
           Total stockholders' equity                                                    27,714              92,957

Commitments and contingencies
                                                                                -----------------------------------
                                                                                       $242,164             322,806
                                                                                ===================================

                  See Notes to Condensed Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine Months Ended March 31, 1998
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                          UNALLOCATED
                                                         ADDITIONAL          COMMON                               TOTAL
                                           COMMON         PAID IN        STOCK HELD BY         RETAINED       STOCKHOLDERS'
                                           STOCK          CAPITAL             ESOP             EARNINGS           EQUITY
                                ------------------------------------------------------------------------------------------
Balance at June 30, 1997                  $ 1,810           4,103                  -            21,801              27,714
Offering proceeds                          64,352               -             (1,322)                -              63,030
ESOP loan repayments                            -               -                  7                 -                   7
Conversion transaction                      4,223          (4,103)                 -                 -                 120
Exercise of stock options                      13               -                  -                 -                  13
Net income                                      -               -                  -             2,415               2,415
Cash dividend declared                          -               -                  -              (342)               (342)
                                ------------------------------------------------------------------------------------------
Balance at March 31, 1998                 $70,398               -             (1,315)           23,874              92,957
                                ==========================================================================================

                  See Notes to Condensed Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                  1997        1998
                                                                                  ----        ----
Cash flows from operating activities:
  Net income                                                                   $  1,702       2,415
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                  704         756
     Deferred loan fees, net of amortization                                          5        (124)
     Provision for loan losses                                                       (2)         90
     Net increase(decrease) in loans held for sale                                1,847      (1,827)
     Deferred Federal income tax expense (benefit)                                 (960)          -
     Federal Home Loan Bank stock dividends                                         (83)        (91)
     Net change in accrued interest receivable, prepaid expenses and
      other assets, and accrued expenses and other liabilities                    1,356        (514)
                                                                               --------------------
        Net cash provided by operating activities                                 4,569         705
                                                                               --------------------
Cash flows from investing activities:
  Loans originated, net of principal payments and loan sales                    (29,099)    (11,309)
  Principal payments of mortgage backed securities                                  611         822
  Proceeds from maturities of investment securities held to maturity              9,160       5,170
  Purchase of investment securities held to maturity                             (2,360)    (15,194)
  Purchase of premises and equipment                                             (1,539)       (231)
                                                                               --------------------
        Net cash used in investing activities                                   (23,227)    (20,742)
                                                                               --------------------
Cash flows from financing activities:
  Net increase in deposits                                                        8,926      15,957
  Net decrease in FHLB advances                                                       -        (890)
  Net increase in advance payment by borrowers for taxes
   and insurance                                                                    298         279
  Cash dividends paid                                                              (228)          -
  Proceeds from exercise of stock options                                            28          13
  Proceeds received for stock conversion                                              -      63,030
                                                                               --------------------
        Net cash provided by financing activities                                 9,024      78,389
                                                                               --------------------
        Net increase(decrease) in cash and cash equivalents                      (9,634)     58,352
Cash and cash equivalents at beginning of period                                 18,082       7,587
                                                                               --------------------
Cash and cash equivalents at end of period                                     $  8,448      65,939
                                                                               ====================
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest expense                                                           $  6,702       7,513
    Federal income taxes                                                            420       1,220

                  See Notes to Condensed Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   Nine Months Ended March 31, 1998 and 1997
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a.) Description of Business

Heritage Financial Corporation (the "Company") was recently organized as the holding company for the Heritage Savings Bank (the "Bank"). Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $66.1 million in gross proceeds. Effective January 9, 1998, the Company's common stock began to trade on the Nasdaq National Market under the symbol "HFWA". Prior to January 8, 1998 the Bank was majority-owned by Heritage Financial Corporation, M.H.C. (MHC), a Washington state mutual holding company, whose securities were not registered pursuant to the Securities Exchange Act of 1934, nor publicly traded. Effective January 8, 1998, the MHC was merged into the Bank.

(b.) Basis of Presentation

The financial statements shown herein are for the Bank only through December 31, 1997 and for the consolidated Company thereafter. The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Bank's June 30, 1997 audited consolidated financial statements and notes thereto included in the Company's recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, contingent assets and liabilities and revenues and expenses for the periods presented.

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

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Shares issued during the period and shares reacquired during the period are weighted for the portion of
the period that they were outstanding.   Diluted earnings per share is similar
to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive options outstanding had been exercised. The following tables illustrate the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                         Three months ended
                                                              March 31,
                                                         1997          1998
                                                      ------------------------
Basic:
  Weighted average shares                             1,808,299      9,719,506
  Effect of stock conversion                          7,502,994              -
                                                      ------------------------
  Weighted average shares outstanding                 9,311,293      9,719,506
                                                      ========================
Diluted:
  Basic weighted average share outstanding            9,311,293      9,719,506
  Incremental shares from stock options                  79,262        424,839
                                                      ------------------------
  Weighted average shares outstanding                 9,390,555     10,144,345
                                                      ========================

                                                         Nine months ended
                                                              March 31,
                                                         1997          1998
                                                      ------------------------
Basic:
  Weighted average shares                             1,807,543      9,449,932
  Effect of stock conversion                          7,499,859              -
                                                      ------------------------
  Weighted average shares outstanding                 9,307,403      9,449,932
                                                      ========================

Diluted:
  Basic weighted average share outstanding            9,307,403      9,449,932
  Incremental shares from stock options                  82,058        204,636
                                                      ------------------------
  Weighted average shares outstanding                 9,389,461      9,654,568
                                                      ========================


Earnings per share information for periods prior to January 8, 1998 is based on the historical weighted average common shares outstanding for the Bank during the applicable period multiplied by the exchange ratio utilized in the stock conversion (5.1492). On January 8, 1998, the former stockholders of the Bank received 5.1492 shares of the Company's common stock for each share of the Bank's common stock exchanged.

c.   Cash Dividend Declared
On March 24, 1998, the Company announced a quarterly cash dividend of 3.5 cents per share payable on April 15, 1998 to shareholders of record on April 6, 1998.

NOTE 3.  FEDERAL INCOME TAXES

The Bank recorded a Federal income tax benefit of $540,000 for the nine months period ended March 31, 1997 as a result of the reversal of $938,000 deferred tax liability related to the potential recapture of the pre-1988 additions to the tax bad debt reserve which could have been triggered by the Mutual Holding Company reorganization in January 1994. Based on subsequent legislation in August 1996, the Bank reversed the $938,000 deferred tax liability as a reduction of Federal income tax expense during the quarter ended September 30, 1996.

NOTE 4.  SUBSEQUENT EVENT - ACQUISITION

On April 6, 1998, the Company announced an agreement to acquire all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary is North Pacific Bank. Based on a formula which includes the earnings of North Pacific Bank from January 1, 1998 through the consummation date less certain adjustments, the Company expects to pay approximately $18 million in cash to acquire all of the stock of North Pacific Bancorporation from its sole stockholder. At a future date, the Company intends to merge the operations of North Pacific Bank with Heritage Bank. This transaction will be accounted for using the purchase accounting method. North Pacific Bank operates two banking offices in Tacoma with assets of $74.7 million at March 31, 1998. The agreement, which was approved by the respective Boards of Directors of the parties and the sole stockholder of North Pacific Bancorporation, is subject to a number of conditions, including the approval of various regulatory agencies. The parties anticipate closing the stock purchase transaction by June 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the June 30, 1997 audited consolidated financial statements and notes thereto included in the Company's recent Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573

STATEMENTS CONCERNING FUTURE PERFORMANCE, DEVELOPMENTS OR EVENTS, CONCERNING EXPECTATIONS FOR GROWTH AND MARKET FORECASTS, AND ANY OTHER GUIDANCE ON FUTURE PERIODS, CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES WHICH MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM STATED EXPECTATIONS. SPECIFIC FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE EFFECT OF INTEREST RATE CHANGES, RISKS ASSOCIATED WITH ACQUISITION OF OTHER BANKS AND OPENING NEW BRANCHES, THE ABILITY TO CONTROL COSTS AND EXPENSES, AND GENERAL ECONOMIC CONDITIONS. ADDITIONAL INFORMATION ON THESE AND OTHER FACTORS WHICH COULD AFFECT THE COMPANY'S FINANCIAL RESULTS ARE INCLUDED IN FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

Beginning in 1994, the Company began to implement a growth strategy which is intended to broaden its products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $66.1 million in gross proceeds. Thereafter, the Company's common stock began to trade on the Nasdaq National Market under the symbol "HFWA". The Company intends to continue to fund its assets primarily with retail deposits, although FHLB advances may be used as a supplemental source of funds, and it believes that the capital raised in the recent stock offering will enhance its ability to continue implementing its growth strategy.

FINANCIAL CONDITION DATA

The Company's total assets at March 31, 1998 were $322.8 million, a 33% increase from June 30, 1997. Of the $80.6 million increase in total assets from June 30, 1997, $63.0 million were funds related to the recent stock offering which closed January 8,

1998. Net loans outstanding and loans held for sale totaled $218.5 million at March 31, 1998, an increase of 12% from March 31, 1997 and a 6% increase from June 30, 1997. The Company experienced substantial growth in commercial loans during the nine months ended March 31, 1998. Commercial loans increased to $51.8 million at March 31, 1998, compared with $39.4 million at June 30, 1997, an increase of 31%. Deposits were $225.6 million at March 31, 1998, an increase of 13% from March 31, 1997 and a 8% increase from June 30, 1997.

The Company's allowance for loan losses at March 31, 1998 was $2.8 million, or 1.28% of outstanding loans. Nonperforming assets at March 31, 1998 amounted to $373,000, or 0.12% of total assets. There were no loan charge-offs or recoveries during the nine months ended March 31, 1998.

EARNINGS SUMMARY

Net income for the third quarter ended March 31, 1998 was $1,159,000, or $0.11 per diluted share, compared to $474,000, or $0.05 per diluted share, for the same period in 1997, an increase of 145%. Earnings per share for the nine months ended March 31, 1997 were computed as set forth in Note 2(b) in the Notes to Condensed Financial Statements. The increase in net income was primarily due to an $88 million increase in the average balance of earning assets, a widening of the net interest margin and a substantial increase in mortgage banking activity and related income. The majority of the increase in earning assets ($63 million) and the widening of the net interest margin was attributable to the large influx of equity capital resulting from the Company's recently completed stock offering.

Net income for the nine months ended March 31, 1998 was $2.4 million, or $0.25 per diluted share, compared with $1.7 million, or $0.18 per diluted share, for the same period in 1997. This represents a 42% increase period to period. During the quarter ended September 30, 1996, based on federal legislation, the Company accrued $1.1 million for a one-time assessment by the FDIC to recapitalize the SAIF deposit insurance fund. The Company also reversed a $938,000 deferred tax liability related to the potential recapture of the pre-1988 additions to the tax bad debt reserve. Excluding the impact of these two nonrecurring items, net income for the nine months ended March 31, 1997 would have been $1.5 million, or $0.16 per diluted share. On a comparable fully taxed basis, net income for the nine months ended March 31, 1998, increased by $0.9 million, or 60%, compared with the first nine months of fiscal 1997. The increase in net income on such a comparable basis was primarily attributable to increases in net interest income and mortgage banking income partially offset by an increase in noninterest expense.

On April 6, 1998, the Company announced an agreement to acquire all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary is North Pacific Bank. Based on a formula which includes the earnings of North Pacific Bank from January 1, 1998 through the consummation date less certain adjustments, the Company expects to pay approximately $18 million in cash to acquire all of the stock of North Pacific Bancorporation from its sole stockholder. At a future date, the

Company intends to merge the operations of North Pacific Bank with Heritage Bank. This transaction will be accounted for using the purchase accounting method. North Pacific Bank operates two banking offices in Tacoma with assets of $74.7 million at March 31, 1998. The agreement, which was approved by the respective Boards of Directors of the parties and the sole stockholder of North Pacific Bancorporation, is subject to a number of conditions, including the approval of various regulatory agencies. The parties anticipate closing the stock purchase transaction by June 30, 1998.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1998 increased 49% to $3.6 million from $2.4 million for the comparable 1997 quarter. For the nine months ended March 31, 1998, net interest income increased to $9.1 million, a 31% increase from $6.9 million for the same period in 1997. The increase in net interest income during the nine months ended March 31, 1998 was largely due to average interest earning assets increasing more rapidly than average interest bearing liabilities coupled with the substantial increase in stockholders' equity resulting from the recent stock offering. For the nine month period ended March 31, 1998 compared to the same period in 1997, average balance of interest earning assets increased $47 million, while the average balance of interest bearing liabilities increased $24 million.

Net interest margin (net interest income divided by average interest earning assets) increased to 4.82% in the third quarter of fiscal 1998 from 4.53% in the third quarter of fiscal 1997. The increase in net interest margin was primarily the result of increased capital from the stock offering. While net interest margin widened, net interest spread declined to 3.57% from 4.10%. The average yield of earning assets declined to 8.17% for third quarter 1998 from 8.70% for third quarter fiscal 1997 due to investment of the stock offering net proceeds in lower yielding assets as management seeks to deploy the funds in higher yielding loans.

For the nine months ended March 31, 1998, net interest margin increased to 4.72% from 4.42% for the same period in 1997. The average yield of interest earning assets decreased to 8.63% for the 1998 fiscal period from 8.71% for the 1997 fiscal period due to the shift in the mix of earning assets resulting from the investment of the stock offering net proceeds. In comparison, the average cost of interest bearing liabilities decreased to 4.68% for the 1998 fiscal period from 4.73% for the 1997 fiscal period.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 1998 increased $320,000, or 44%, compared with the 1997 comparable period. Gains on sales of loans increased $331,000, or 86%, for the three months ended March 31, 1998, as a result of the volume of mortgage loans sold increasing 72% ($31.8 million in the 1998 quarter compared to $18.5 million for the 1997 comparable quarter) while the average gain (expressed as a percentage of the volume of mortgage loans sold) increased to 2.26%
in the quarter ended March 31, 1998 compared to 2.09% in the comparable 1997 quarter. Service charges on deposits for the third quarter of fiscal 1998 increased $30,000 or 27%, which was offset by a $45,000 decline in commissions on sales of annuities and securities. For the nine months ended March 31, 1998, noninterest income increased $381,000, or 16%, compared to the same period in 1997. Gains on sales of loans increased $321,000, or 21%, for the nine months ended March 31, 1998 due to increased volume of mortgage loans sold ($77.0 million for the nine months ended March 31, 1998 compared to $64.1 million for the same period in 1997). Service charges on deposits increased $54,000, or 16%, for the nine months ended March 31, 1998 due to growth in business and personal checking accounts.

NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1998 increased $447,000, or 19%, compared with the same period in 1997. Excluding the impact of the $1.1 million one-time assessment by the FDIC to recapitalize the SAIF deposit insurance fund during the nine months ended March 31, 1997, noninterest expense for the nine months ended March 31, 1998 increased $954,000, or 13%, compared with the same period in 1997. The increases are primarily due to the expenses associated with the expansion of Heritage Bank into Pierce County and an increase in mortgage commissions due to increased volume of mortgage loan originations. Total noninterest expense was 61.15% and 67.89% of total revenues (the sum of net interest income plus noninterest income) for the third quarter and the nine months ended March 31, 1998, respectively, and 76.98% and 75.97% for the same periods in 1997, respectively. Increases in noninterest expenses are centered in compensation, occupancy, data processing, marketing and other expenses.

INCOME TAXES

Provision for federal income taxes was $1.3 million for the nine months ended March 31, 1998, compared to a federal income tax benefit of $540,000 for the same period in 1997. The federal income tax benefit for the 1997 period reflects the reversal of the $938,000 deferred tax liability mentioned in Note 3 of the Notes to Condensed Financial Statements.

LENDING ACTIVITIES

Since initiating its expansion activities in 1994, the Company has supplemented its traditional mortgage loan products with an increased emphasis on variable interest rate commercial loans. As indicated in the table below, total loans increased to $221.4 million at March 31, 1998 from $208.2 million at June 30, 1997. At March 31, 1998, commercial loans increased to $51.8 million, or 23.38% of total loans, from $39.4 million, or 18.95% of total loans, at June 30, 1997.

                                                                      (in thousands)
                                                   AT JUNE 30,     % OF        AT MARCH 31,      % OF
                                                      1997         TOTAL          1998          TOTAL
                                                   ---------------------------------------------------

Commercial                                          $ 39,445       18.95%      $ 51,762       23.38%
Real estate mortgages
   One-to-four family residential                    103,439       49.68        101,254       45.74
   Five or more family and commercial
    properties                                        51,209       24.60         52,404       23.67
                                                    -----------------------------------------------
      Total real estate mortgages                    154,648       74.28        153,658       69.41
Real estate construction
   One-to-four family residential                     12,683        6.09         13,777        6.22
   Five or more family and commercial
    properties                                         1,029        0.50          1,565        0.71
                                                    -----------------------------------------------
      Total real estate construction                  13,712        6.59         15,342        6.93
Consumer                                               1,467        0.70          1,816        0.82
                                                    -----------------------------------------------
Gross loans                                          209,272      100.52%       222,578      100.54%
Less: deferred loan fees                              (1,079)      (0.52)        (1,204)      (0.54)
                                                    -----------------------------------------------
      Total loans                                   $208,193      100.00%      $221,374      100.00%
                                                    ===============================================

NONPERFORMING ASSETS

The following table sets forth the amount of the Bank's nonperforming assets at the dates indicated

                                                           At June 30,  At March 31,
                                                             1997          1998
                                                           -----------------------
                                                            (Dollars in thousands)
Nonaccrual loans                                           $     133           294
Restructured loans                                                 -             -
                                                           -----------------------
     Total nonperforming loans                                   133           294
Real estate owned                                                  -            79
                                                           -----------------------
     Total nonperforming assets                            $     133           373
                                                           =======================
Accruing loans past due 90 days or more                    $       -             -
Potential problem loans                                           68            47
Allowance for loan losses                                      2,752         2,842
Nonperforming loans to loans                                    0.06%         0.17%
Allowance for loan losses to loans                              1.32%         1.28%
Allowance for loan losses to nonperforming loans            2,069.17%       966.67%
Nonperforming assets to total assets                            0.05%         0.12%

Nonperforming loans increased to $294,000, or 0.17% of total loans, at March 31, 1998 from $133,000, or 0.06% of total loans, at June 30, 1997. At both dates shown in the table above, the nonaccrual loans were comprised of single family mortgages.

During the nine months ended March 31, 1998, the Company foreclosed on a $79,000 residential mortgage loan which was transferred to real estate owned in the third quarter 1998.

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

The following table sets forth for the periods indicated information regarding changes in the Bank's allowance for loan losses:

                                                        Nine Months Ended March 31,
                                                        ---------------------------
                                                           1997            1998
                                                         ------------------------
Total loans outstanding at end of period (1)             $196,150         221,375
Average loans outstanding during period                   178,875         210,260
Allowance balance at beginning of period                    1,873           2,752
Provision for loan losses                                       -              90
Charge-offs
  Real estate                                                   -               -
  Commercial                                                   (3)              -
  Consumer                                                      -               -
                                                         ------------------------
    Total charge-offs                                          (3)              -
                                                         ------------------------
Recoveries
  Real estate                                                   -               -
  Commercial                                                    -               -
  Consumer                                                      -               -
                                                         ------------------------
    Total recoveries                                            -               -
                                                         ------------------------
      Net (charge-offs) recoveries                             (3)              -
                                                         ------------------------
Allowance balance at end of period                       $  1,870           2,842
                                                         ========================
Ratio of net (charge-offs) recoveries during
 period to average loans outstanding                       (0.002%)             -%
                                                         ========================
__________
(1)  Includes loans held for sale

While pursuing its growth strategy, the Company will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset quality. During the nine months ended March 31, 1998, the Company had no charge-offs or recoveries. The allowance for loan losses at March 31, 1998 increased $90,000 to $2.84 million, or 1.28% of total loans. This ratio of allowance for loan losses to total loans has declined to 1.28% at March 31, 1998 from 1.32% at June 30, 1997 due to the growth of the loan portfolio.

LIQUIDITY AND SOURCE OF FUNDS

The Company's primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At March 31, 1998, cash and cash equivalents totaled $65.9 million, or 20% of total assets, and investment securities classified as held to maturity with maturities of one year or less amounted to $5.7 million, or 1.8% of total assets. At March 31, 1998, the Company maintained an unused credit facility with the FHLB of Seattle for up to 20% of assets or $64.6 million.

To fund the growth of the Company, management's strategy has been to build core deposits (which includes all deposits except public funds) through the development of its branch office network and commercial banking relationships. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management anticipates that the Company will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

CAPITAL

Stockholders' equity at March 31, 1998 was $93.0 million compared with $27.7 million at June 30, 1997. Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $63 million in net proceeds.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1998, the Company's leverage ratio was 27.74%, compared with 11.68% at June 30, 1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 45.66% and 46.91%, respectively, at March 31, 1998 compared with 15.65% and 16.90%, respectively, at June 30, 1997.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank qualified as "well-capitalized" at March 31, 1998.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's financial condition and results of operations. The Company does not currently use derivatives to manage market and interest rate risk.

Subsequent to the end of the Company's most recent year end (June 30, 1997), management deployed the net proceeds from the stock offering in short term investments until these funds can be utilized in the Company's lending operations. In management's opinion, the nature of the deployment does not represent a material change in the reported market risks of the Company.

YEAR 2000 ISSUES

The Company utilizes various computer software programs to provide banking products and services to its customers. Many existing computer programs use only two digits to identify a year in the date field and were not designed to consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company has identified all computer software programs used in its business and has determined the extent to which these programs are Year 2000 compliant. The Company utilizes a service bureau to perform data processing services related to the Company's loans, deposits, general ledger and other financial applications. The Company's service bureau advised the Company that it has committed resources to perform and test necessary modifications by December 31, 1998.

The Company utilizes other computer software in its daily operations from automated heating, air conditioning and ventilating systems to its telephone and voice mail systems. The modification and testing of these software programs will not have a material impact on the Company's financial condition.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

None to report.

USE OF PROCEEDS

As discussed in Note 1(a) of the Notes to Condensed Financial Statements, the Company closed its second step conversion and stock offering on January 8, 1998 which resulted in $66.1 million in gross proceeds. In connection therewith,

     (1) The effective date of the Securities Act registration statement was November 12, 1997 and the commission file number assigned to the registration statement was 333-35573.

     (2) The Company completed its stock offering effective January 8, 1998 with all securities sold pursuant to the registration statement. Ryan Beck acted as the marketing agent for the Company's stock offering. The class of securities in the offering was no par value common stock of which 9.75 million shares were registered. In the offering, 9.75 million shares were offered; 6.61 million shares were sold for $66.1 million in cash and the remaining 3.14 million shares were exchanged for shares of Heritage Bank common stock.

     (3) Total expenses incurred in the Company's second step conversion and offering expenses were $1.77 million. None of these expenses were paid directly or indirectly to any of the Company's directors, officers or affiliates or any person owning ten (10) percent or more of the Company's equity securities.

     (4)  The net offering proceeds of $64.3 million were used as follows:

               . $1.3 million was used to fund the Company's loan to the Bank's ESOP; and

               . $63 million has been invested in U.S. Government and agency securities with maturities of three years or less and in interest earning deposits.

          This actual use of proceeds does not represent a material change from the suggested use of proceeds as disclosed in the registration statement.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     a.  EXHIBIT 2 -  Plan of acquisition of North Pacific Bancorporation.

     b.  See EXHIBIT 27-Financial Data Schedule.

     c. No reports on Form 8K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HERITAGE FINANCIAL CORPORATION
                                       ______________________________
                                                (Registrant)


Date: May 15, 1998                 by  /s/ Donald V. Rhodes
                                       -------------------------------------
                                       Donald V. Rhodes, Chairman, President
                                       and Chief Executive Officer
                                       (Duly Authorized Officer)


Date: May 15, 1998                 by  /s/ James Hastings
                                       -------------------------------------
                                       James Hastings, Vice President and
                                       Treasurer
                                       (Principal Financial and Accounting
                                       Officer)