Form 10-K
period 1998-06-30
HERITAGE FINANCIAL CORP /WA/
filed 1998-09-14
CIK 1046025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO       .

                          COMMISSION FILE NO. 0-29480

                               ----------------

                        HERITAGE FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                      91-1857900
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                201 FIFTH AVENUE SW, OLYMPIA, WASHINGTON 98501
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (360) 943-1500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, NO PAR VALUE PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $91,360,721 and is based upon the last sales price as quoted on the NASDAQ Stock Market for September 2, 1998.

  The Registrant had 9,904,870 shares of common stock outstanding as of September 2, 1998.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                                 JUNE 30, 1998

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I

ITEM 1.   BUSINESS........................................................  1

          LENDING ACTIVITIES..............................................  2

          INVESTMENT ACTIVITIES...........................................  9

          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS................... 11

          SUPERVISION AND REGULATION...................................... 14

          COMPETITION..................................................... 17

          EMPLOYEES....................................................... 18

ITEM 2.   PROPERTIES...................................................... 18

ITEM 3.   LEGAL PROCEEDINGS............................................... 18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 18

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................ 19

ITEM 6.   SELECTED FINANCIAL DATA......................................... 20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................ 21

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 29

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE......................... 31

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 31

ITEM 11.  EXECUTIVE COMPENSATION.......................................... 31

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................... 31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 31

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K.................................................... 31

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank (HB) upon its reorganization from a mutual holding company form of organization to the stock holding company form of organization (the "Conversion").

  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries:
Heritage Bank (HB) and North Pacific Bank (NPB) (together, the Banks). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). HB conducts business from its main office in Olympia, Washington and its nine branch offices located in Thurston, Pierce and Mason Counties. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). NPB conducts business through two branch offices in Tacoma, Washington.

  The business of Heritage Bank consists primarily of attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western Washington. HB also makes business loans, residential construction loans, income property loans and consumer loans, primarily second mortgage loans.

  North Pacific Bank's primary marketing focus is on lending and deposit relationships with small businesses and their owners in their local market area of South Tacoma. North Pacific Bank is substantially involved in Small Business Administration (SBA) lending and provides trade financing services. The operations of North Pacific Bank will be merged into Heritage Bank prior to December 31, 1998.

  On August 17, 1998, the Company entered into a definitive merger agreement with Harbor Bancorp, Inc. (Harbor) whereby the Company would acquire all of the outstanding common stock of Harbor (whose wholly owned subsidiary is The Bank of Grays Harbor). The Company will exchange sufficient shares of its common stock at an exchange ratio (based on the Company's average stock price prior to the consummation of the transaction) that provides a value of $155 per share for each outstanding share of and option to acquire Harbor common stock. The transaction price is to remain fixed as long as the Company's average stock price over a defined period is between $12.25 and $13.75 per share. If the average price is higher than the $13.75, the exchange ratio will be fixed at 11.273 shares of the Company's common stock for each share of Harbor's common stock. If the average price is below $12.25 and above $11.25, the exchange ratio will be fixed at 12.653 shares of the Company's common stock for each share of Harbor. If the average price falls below $11.25, Harbor has the right to terminate the transaction unless the Company increases the exchange ratio to the $11.25 level. This transaction is expected to be accounted for as a pooling of interests and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Harbor. The agreement is subject to approval of shareholders of the Company and Harbor and appropriate regulatory authorities and is anticipated to close during the quarter ending March 31, 1999.

MARKET AREAS

  The Company offers financial services to meet the needs of the communities it serves through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, the Company conducts business from twelve full service offices, six in Pierce County, five in Thurston County and one in Mason County. The Company has two mortgage origination offices, one in Thurston and one in Pierce County, both of which operate within banking offices.

  Olympia enjoys a stable economic climate, largely due to government employment and military personnel, both retired and active. State government is by far the largest employer in Thurston County, employing over

40% of the total county work force. Federal, county and municipal government comprise nearly 50% of the county's employment base. Fort Lewis and McChord Air Force Base are both located in the Company's primary market area.

  Thurston County has a population of 199,700 as of April 1, 1998 and was one of the fastest growing metropolitan counties in the state of Washington as reported in the national 1990 census. Thurston County's growth has been spurred by an increase in government employment in the 1980's and the expansion of a large retirement population, including many former military personnel.

  Pierce County, where Tacoma is located, has a population of 686,800 as of April 1, 1998. Its economy is well-diversified, with the principal industry being aerospace, shipping, military-related government employment, agriculture and forest products. The Puget Sound Economic Forecaster, a regional publication providing economic forecasts and commentary, predicts that Pierce County will likely have the strongest economic performance in the Puget Sound region through 1999. Forbes magazine recently published its prediction that the Tacoma area would be among the top twenty-five cities in the United States in terms of job growth, especially in the areas of computers and semiconductors.

  The Company's market area also includes Shelton and the surrounding Mason County area. The population of Mason county is approximately 49,500 as of April 1, 1998, and its economy is substantially dependent upon timber and the forest products industries.

LENDING ACTIVITIES

  General. The Company's principal lending activities are carried on through its banking subsidiaries, HB and NPB. The Company traditionally has originated one- to four-family mortgage loans and, to a lesser extent, multifamily, commercial real estate and construction loans. In fiscal 1994, the Company implemented a growth strategy which is intended to broaden its products and services from traditional thrift products and services to those more closely related to commercial banking. In this regard, in 1993, the Company began to emphasize relationship banking, in order to improve customer loyalty through maximizing the number of lending and deposit relationships with a customer. This strategy also included expanding the Company's commercial business lending capabilities. In early fiscal 1997, several commercial loan officers, experienced in the Puget Sound region, were hired to continue the expansion. The loan officers, in addition to bringing to the Company some previous customer relationships, have taken advantage of the opportunity to attract customers of banks that have been acquired in the recent wave of mergers with out-of-area acquirers. In June 1998, the Company completed its acquisition of North Pacific Bank, a $104 million asset commercial bank, which accelerated the Company's expansion of its commercial banking focus. These efforts contributed to an increase in commercial loans to $100.5 million, or 36.4% of total loans, as of June 30, 1998 from $39.4 million, or 18.9% of total loans, as of June 30, 1997. As the Company pursues its strategy, management is continuing to emphasize strong asset quality.

  The Company's overall lending operations are guided by loan policies which are reviewed and approved annually by its Board of Directors, and which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address the types of loans, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. The Company supplements its own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations.

  Residential mortgage loans to be placed in the Company's loan portfolio are approved or denied by a loan committee consisting of senior loan officers and the Chief Executive Officer. Loan requests for less than $3.5 million and where the borrower's total bank liability is less then $3.5 million may be approved by the Chief Executive Officer. Loan requests for over $3.5 million or any request where the borrower's total bank liabilities exceeds $3.5 million must be approved by the Chief Executive Officer and either the Board of Directors or the Board's Executive Committee.

  The following table sets forth at the dates indicated the Company's loan portfolio by type of loan. These balances are net of deferred loan fees and prior to deduction for the allowance for loan losses.

                                                            AT JUNE 30
                          ----------------------------------------------------------------------------------------
                               1994              1995              1996              1997              1998
                          ----------------  ----------------  ----------------  ----------------  ----------------
                                     % OF              % OF              % OF              % OF              % OF
                          BALANCE   TOTAL   BALANCE   TOTAL   BALANCE   TOTAL   BALANCE   TOTAL   BALANCE   TOTAL
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                      (DOLLARS IN THOUSANDS)
Commercial..............  $  4,902    3.80% $  9,983    6.31% $ 18,269   10.82% $ 39,445   18.95% $100,489   36.44%
Real Estate Mortgages
 One-four family
  residential(1)........    70,019   54.25    90,985   57.52    93,157   55.15   103,439   49.68    97,598   35.39
 Five or more family
  residential and
  commercial
  properties............    39,731   30.78    38,494   24.33    42,560   25.20    51,209   24.60    57,158   20.73
   Total real estate
    mortgages...........   109,750   85.03   129,479   81.85   135,717   80.35   154,648   74.28   154,756   56.12
Real estate construction
 One to four family
  residential...........    13,251   10.27    16,504   10.43    14,509    8.59    12,683    6.09    18,192    6.60
 Five or more family
  residential and
  commercial
  properties............       --     0.00     1,538    0.97       393    0.23     1,029    0.49       527    0.19
   Total real estate
    construction(2).....    13,251   10.27    18,042   11.41    14,902    8.82    13,712    6.59    18,719    6.79
Consumer................     1,934    1.50     1,812    1.15     1,105    0.65     1,467    0.70     3,030    1.10
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
   Total loans..........   129,837  100.59%  159,316  100.71%  169,993  100.65%  209,272  100.52%  276,994  100.45%
Less deferred loan fees
 and other..............      (763)  -0.59    (1,126)  -0.71    (1,090)  -0.65    (1,079)  -0.52    (1.228)  -0.45
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
   Net loans............  $129,074  100.00% $158,190  100.00% $168,903  100.00% $208,193  100.00% $275,766  100.00%
                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

--------
(1) Includes loans held for sale of $4,110, $5,944, $5,286, $6,323 and $6,411, respectively.

(2) Balances are net of undisbursed loan proceeds.

  The following table presents at June 30, 1998, (i) the aggregate maturities of loans in the named categories of the Company's loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

                                                           MATURING
                                               --------------------------------
                                               WITHIN    1-5    AFTER
                                               1 YEAR   YEARS  5 YEARS  TOTAL
                                               ------- ------- ------- --------
                                                    (DOLLARS IN THOUSANDS)
Commercial.................................... $51,243 $24,738 $24,508 $100,489
Real estate construction......................  13,695   5,024     --    18,719
                                               ------- ------- ------- --------
  Total....................................... $64,938 $29,762 $24,508 $ 19,208
                                               ======= ======= ======= ========
Fixed rate loans..............................         $14,029 $ 9,759 $ 23,788
Variable or adjustable rate loans.............          15,733  14,749   30,482
                                                       ------- ------- --------
  Total.......................................         $29,762 $24,508 $ 54,270
                                                       ======= ======= ========

REAL ESTATE LENDING

  One- to Four-Family Residential Real Estate Lending. The majority of the Company's residential loans are secured by one- to four-family residences located in the Company's primary market area. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. The Company offers both fixed-rate mortgages and adjustable rate mortgages ("ARMs"), with repricing based on a Treasury Bill or other index. The Company's ability to generate volume in ARMs however, is largely a function of consumer preference and the interest rate environment. The Company's current policy is not to make ARMs with discounted initial interest rates (i.e., "teasers"). The Company generally sells all government guaranteed mortgages, both fixed rate and adjustable rate. In addition, in connection with management's strategies to control the Company's interest rate sensitivity position, management determines from time to time to what extent it will retain or sell other ARMs and other fixed rate mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management".

  Multifamily and Commercial Real Estate Lending. The Company has made, and anticipates continuing to make, on a selective basis, multifamily and commercial real estate loans in its primary market areas. Commercial real estate loans are made for small shopping centers, warehouses and professional offices, generally owner occupied. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. The Company's underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value or cost, whichever is lower.

  Multifamily and commercial real estate mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Company also generally obtains personal guarantees from financially capable borrowers based on a review of personal financial statements.

  Construction Loans. The Company originates one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. The Company loans to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and in which management is comfortable with the economic conditions. The Company further endeavors to limit its construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. The Company's underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction not exceed 80% of appraised value or builder's cost less overhead, whichever is less. Speculative construction and land development loans are generally priced with a variable rate of interest using the prime rate as the index. The Company generally requires builders to have some tangible form of equity in each construction project. That objective may be achieved by restricting draws to less than the acquisition cost of land plus a percentage of the builder's costs less overhead incurred to date, requiring the loan fees be paid from outside funds, requiring the builder to place equity funds in a construction loan account or by not reimbursing fees incurred by the builder such as legal fees, architectural fees, and building permits. Also, the Company generally requires prompt and thorough documentation of all draw requests and utilizes outside inspectors to inspect the project prior to paying any draw requests from builders.

  Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time that the construction loan is due.

COMMERCIAL BUSINESS LENDING

  The Company offers commercial loans to sole proprietorships, partnerships and corporations with an emphasis on real estate related industries and firms in the health care, legal and other professions. The types of commercial loans offered are business lines of credit secured primarily by real estate, accounts receivable and inventory, business term loans secured by real estate for either working capital or lot acquisition, Small Business Association ("SBA") loans and unsecured business loans. All unsecured loans in excess of $750,000 require approval of the Board of Directors.

  Commercial business lending generally involves greater risk than residential mortgage lending and risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although the Company's commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the credit worthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

  As of June 30, 1998, the Company had $100.5 million, or 36.4% of the Company's total loans receivable, in commercial business loans. Collateral for these loans is generally owner occupied business or residential real estate. The average loan size is approximately $200,000 with loans generally in amounts of $500,000 or less. The Company generally limits its exposure to any one borrowing relationship to around $4 million; however, there are a few lending relationships in excess of $4 million with the largest having approximately $6.0 million in loan commitments.

ORIGINATION AND SALES OF LOANS

  The Company originates real estate and other loans with approximately two-thirds of the residential mortgage volumes generated from its two mortgage loan origination offices. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

  Consistent with the Company's asset/liability management strategy, the Company sells a majority of its fixed rate and ARM residential mortgage loans into the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower's election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a "best efforts" basis whereby the Company is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Company.

  When the Company sells mortgage loans, it typically also sells the servicing of the loans (i.e., collection of principal and interest payments). The Company serviced $19.2 million and $25.6 million in loans for others as of June 30, 1997 and 1998, respectively. Of the $25.6 million in loans serviced for others, $10.6 million represents SBA loans which were acquired with North Pacific Bank. The Company received fee income of $60,000 during fiscal 1998 for these servicing activities.

  The following table presents summary information concerning the Company's origination and sale of residential mortgage loans and the gains achieved on such activities.

                                                        YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1996     1997     1998
                                                     -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
   One- to four-family residential mortgage loans:
     Originated....................................  $140,232 $104,145 $118,774
     Sold..........................................   119,544   87,003  101,903
   Gains on sales of loans, net....................  $  3,049 $  2,006 $  2,406

  The decrease in volume of originations of one- to four-family residential mortgage loans in 1997 compared with 1996 was due to weakness in the residential mortgage market and the loss of two key producers by the end of fiscal 1996. The Company has a minimal amount of purchased loans and loan participations.

COMMITMENTS AND CONTINGENT LIABILITIES

  In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in the Consolidated Financial Statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At June 30, 1998, the Company had outstanding commitments to extend credit, including letters of credit, in the amount of $53.9 million.

DELINQUENCIES AND NONPERFORMING ASSETS

  Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans other than commercial business loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a second notice is mailed and, if appropriate, the borrower is contacted by telephone. Additional written and verbal contacts are made with the borrower between 60 and 90 days after the due date.

  In the event a real estate loan payment is past due for 45 days or more, loan servicing personnel perform an in-depth review of the loan status, the condition of the property, and the circumstances of the borrower. Based upon the results of its review, the Company may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and the Company may bid on the property to protect its interest. A decision as to whether and when to initiate foreclosure proceedings is made by the loan committee and is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower's ability and willingness to cooperate in curing the delinquency.

  Real estate acquired by the Company by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any write-down resulting therefrom is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property's net realizable value.

  The Company considers loans as in-substance foreclosed if the borrower has little or no equity in the property based upon its estimated fair value, if repayment can be expected only to come from operation or sale of the collateral, and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the borrower's current financial status, it is doubtful that the borrower will be able to repay the loan in the foreseeable future.

  Delinquencies in the commercial business loan portfolio are handled on a case-by-case basis. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or which are assigned to them. Depending on the nature of the loan and the type of collateral securing the loan, the Company may negotiate and accept a modified payment program or take such other actions as the circumstances warrant.

  Classification of Assets. Federal regulations require that the Banks classify their assets on a regular basis. In addition, in connection with examinations of each Bank, the Division and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must charge off such amount. The most recent examinations by the Division were performed in September 1997 on North Pacific Bank and in March 1998 on Heritage Bank. The regulators' assessment of the Banks' classified assets is consistent with the Banks' internal classifications.

  Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and restructured loans and real estate owned. The following table sets forth at the dates indicated information with respect to nonaccrual loans, restructured loans and real estate owned of the Company.

                                                    JUNE 30,
                                     ------------------------------------------
                                      1994     1995     1996     1997     1998
                                     -------  -------  -------  -------  ------
                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans...................  $    96  $    96  $    51  $   133  $  369
Restructured loans.................      --       --       --       --      --
                                     -------  -------  -------  -------  ------
  Total nonperforming loans........       96       96       51      133     369
Real estate owned..................      --       --       --       --       82
                                     -------  -------  -------  -------  ------
  Total nonperforming assets.......  $    96  $    96  $    51  $   133  $  451
                                     -------  -------  -------  -------  ------
Accruing loans past due 90 days or
 more..............................  $   --   $   --   $   --   $   --   $   15
Potential problem loans............    3,568    3,718    1,613       68   1,069
Allowance for loan losses..........    1,705    1,720    1,873    2,752   3,542
Nonperforming loans to loans.......     0.07%    0.06%    0.03%    0.06%   0.13%
Allowance for loan losses to loans.     1.32%    1.09%    1.11%    1.32%   1.28%
Allowance for loan losses to
 nonperforming loans...............  1776.04% 1791.67% 3672.55% 2069.17% 959.89%
Nonperforming assets to total
 assets............................     0.05%    0.05%    0.02%    0.05%   0.11%

  Nonaccrual Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

  At June 30, 1998, the Company had $369,000 of nonaccrual loans of which $187,000 were acquired with North Pacific Bank. Interest on nonaccrual loans foregone was $0, $990 and $5,431 for the years ended June 30, 1996, 1997 and 1998, respectively.

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

  The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                          YEAR ENDED JUNE 30,
                              ------------------------------------------------
                                1994      1995      1996      1997      1998
                              --------  --------  --------  --------  --------
                                         (DOLLARS IN THOUSANDS)
Total loans outstanding at
 end of period(1)............ $129,074  $158,190  $168,903  $208,192  $275,766
                              --------  --------  --------  --------  --------
Average loans outstanding
 during period............... $123,800  $144,266  $161,501  $184,617  $213,161
                              --------  --------  --------  --------  --------
Allowance balance at
 beginning of period......... $  1,658  $  1,705  $  1,720  $  1,873  $  2,752
Provision for loan losses....      --        --        --       (270)      120
Acquired with NPB............      --        --        --        --        670
Charge-offs:
  Real estate(2).............      --        --        --        --        --
  Commercial.................      --        --        --         (3)      --
  Consumer...................      --        --        --        --        --
                              --------  --------  --------  --------  --------
    Total charge-offs........      --        --        --         (3)      --
                              --------  --------  --------  --------  --------
Recoveries:
  Real estate(2).............       47        15       153     1,152       --
  Commercial.................      --        --        --        --        --
  Consumer...................      --        --        --        --        --
                              --------  --------  --------  --------  --------
    Total recoveries.........       47        15       153     1,152       --
                              --------  --------  --------  --------  --------
      Net (charge-offs)
       recoveries............       47        15       153     1,149       --
                              --------  --------  --------  --------  --------
Allowance balance at end of
 period...................... $  1,705  $  1,720  $  1,873  $  2,752  $  3,542
                              ========  ========  ========  ========  ========
Ratio of net (charge-offs)
 recoveries during
 period to average loans
 outstanding.................     0.04%     0.01%     0.09%     0.62%     0.00%
                              ========  ========  ========  ========  ========

--------
(1) Includes loans held for sale

(2) During this five year period, all of the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages. None of the above activity related to real estate construction loans.

  The following table shows the allocation of the allowance for loan losses for the last five years. The allocation is based upon an evaluation of defined loan problems, historical ratios of loan losses for the Company and industry wide and other factors which may affect future loan losses in the categories shown below:

                                                           AT JUNE 30,
                         -------------------------------------------------------------------------------
                              1994            1995            1996            1997            1998
                         --------------- --------------- --------------- --------------- ---------------
                                  % OF            % OF            % OF            % OF            % OF
                                 TOTAL           TOTAL           TOTAL           TOTAL           TOTAL
                         AMOUNT LOANS(1) AMOUNT LOANS(1) AMOUNT LOANS(1) AMOUNT LOANS(1) AMOUNT LOANS(1)
                         ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                     (DOLLARS IN THOUSANDS)
BALANCE APPLICABLE TO:
Commercial.............. $  144    3.8%  $  200    6.3%  $  446   10.8%  $1,094   18.8%  $2,044   36.3%
Real estate mortgages:
 One- to four-family
  residential...........     92   53.9      115   57.1      110   54.8      128   49.4      124   35.2%
 Five or more family
  residential and
  commercial
  properties............  1,120   30.6    1,136   24.2      959   25.0      748   24.5      524   20.6%
Real estate
 construction:
 One- to four-family
  residential...........    248   10.2      182   10.4      239    8.5      197    6.1      201    6.6%
 Five or more family
  residential and
  commercial
  properties............    --     0.0       29    0.9       12    0.2       31    0.5       10    0.2%
Consumer................     13    1.5       10    1.1        3    0.7        7    0.7       38    1.1%
Unallocated.............     88              48             103             546             601
                         ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
   Total................ $1,705  100.0%  $1,720  100.0%  $1,873  100.0%  $2,752  100.0%  $3,542  100.0%
                         ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

--------
(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

INVESTMENT ACTIVITIES

  At June 30, 1998, the investment securities portfolio totaled $38.8 million, consisting of $9.0 million of securities available for sale, $3.8 million of mortgage backed securities held to maturity and $25.9 million of securities held to maturity. This compares with a total portfolio of $13.7 million at June 30, 1997, comprised of $5.2 million of mortgage backed securities held to maturity and $8.5 million of securities held to maturity. The composition of the two securities portfolios by type of security, at each respective date, is presented in the tables below.

  The investment policies of the Company are established by the Boards of Directors and monitored by the Audit and Finance Committee. They are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Banks' lending activities. These policies dictate the criteria for classifying securities as either available for sale or held for investment. The policies permit investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, certain certificates of deposit of insured banks, certain corporate notes, municipal bonds, FHLB stock and federal funds. Investment in non-investment grade bonds is not permitted under the policies.

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

                                                      GROSS      GROSS
                                          AMORTIZED UNREALIZED UNREALIZED  FAIR
                                            COST      GAINS      LOSSES   VALUE
                                          --------- ---------- ---------- ------
                                                  (DOLLARS IN THOUSANDS)
   June 30, 1998
     U.S. Government and its agencies....  $8,022      $ 6       $ --     $8,028
     Corporate notes.....................   1,013       --         --      1,013
                                           ------      ---       -----    ------
       Totals............................  $9,035      $ 6       $ --     $9,041
                                           ======      ===       =====    ======

  The Company had no securities available for sale at June 30, 1996 and 1997. The Company had no securities available for trading at June 30, 1996, 1997 and 1998.

  The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities available for sale at June 30, 1998.

                             US GOVERNMENT
                            AND ITS AGENCIES        CORPORATE NOTES              TOTAL
                         ----------------------  ----------------------  ----------------------
                         AMORTIZED  FAIR         AMORTIZED  FAIR         AMORTIZED  FAIR
                           COST    VALUE  YIELD    COST    VALUE  YIELD    COST    VALUE  YIELD
                         --------- ------ -----  --------- ------ -----  --------- ------ -----
                                                (DOLLARS IN THOUSANDS)
Less than one year......  $3,014   $3,014 6.13%   $  --    $  --   -- %   $3,014   $3,014 6.13%
One to five years.......   5,008    5,014 5.98       507      507 6.86     5,515    5,521 6.05
Five to ten years.......     --       --   --        506      506 6.29       506      506 6.29
After ten years.........     --       --   --        --       --   --        --       --   --
                          ------   ------ ----    ------   ------ ----    ------   ------ ----
  Total.................  $8,022   $8,028 6.04%   $1,013   $1,013 6.48%   $9,035   $9,041 6.08%
                          ======   ====== ====    ======   ====== ====    ======   ====== ====

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of investments and mortgage backed securities held to maturity:

                                                     GROSS      GROSS
                                         AMORTIZED UNREALIZED UNREALIZED  FAIR
                                           COST      GAINS      LOSSES    VALUE
                                         --------- ---------- ---------- -------
                                                 (DOLLARS IN THOUSANDS)
June 30, 1996:
  U.S. Government and its agencies......  $15,292     $  5      $(127)   $15,170
  Mortgage backed securities............    5,979      159         (2)     6,136
                                          -------     ----      -----    -------
    Total held for investment...........   21,271      164       (129)    21,306
June 30, 1997:
  U.S. Government and its agencies......    8,506        9        (17)     8,498
  Mortgage backed securities............    5,159      224         (3)     5,380
                                          -------     ----      -----    -------
    Total held for investment...........   13,665      233        (20)    13,878
June 30, 1998:
  U.S. Government and its agencies......   22,996        5        (22)    22,979
  Mortgage backed securities............    3,844      247         (8)     4,083
  Municipal bonds.......................    2,891       25         (3)     2,913
                                          -------     ----      -----    -------
    Total held for investment...........  $29,731     $277      $ (33)   $29,975
                                          =======     ====      =====    =======

  The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities and mortgage backed securities held to maturity at June 30, 1998.

                              US GOVERNMENT              MORTGAGE
                            AND ITS AGENCIES        BACKED SECURITIES        MUNICIPAL BONDS               TOTAL
                         -----------------------  ----------------------  ----------------------  -----------------------
                         AMORTIZED  FAIR          AMORTIZED  FAIR         AMORTIZED  FAIR         AMORTIZED  FAIR
                           COST     VALUE  YIELD    COST    VALUE  YIELD    COST    VALUE  YIELD    COST     VALUE  YIELD
                         --------- ------- -----  --------- ------ -----  --------- ------ -----  --------- ------- -----
                                                            (DOLLARS IN THOUSANDS)
Less than one year.....   $ 4,850  $ 4,851 5.16%   $   34   $   35 8.28%   $  351   $  352 5.47%   $ 5,235  $ 5,238 5.21%
One to five years......    18,146   18,128 5.94        21       21 8.52     1,440    1,454 4.70     19,607   19,603 5.85
Five to ten years......       --       --   --        201      206 8.18     1,000    1,007 4.51      1,201    1,213 5.12
After ten years........       --       --   --      3,588    3,821 8.16       100      100 4.50      3,688    3,921 8.06
                          -------  ------- ----    ------   ------ ----    ------   ------ ----    -------  ------- ----
 Total.................   $22,996  $22,979 5.78%   $3,844   $4,083 8.16%   $2,891   $2,913 4.74%   $29,731  $29,975 5.98%
                          =======  ======= ====    ======   ====== ====    ======   ====== ====    =======  ======= ====

  The Company held $2.0 million of FHLB stock at June 30, 1998. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At June 30, 1998, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.6 million.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

  General. The Company's primary sources of funds are customer deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic condition and other factors, are not. Although the Company's deposit balances have been increasing, such balances have been influenced in the past by adverse changes in the thrift industry and may be affected by such developments in the future. Borrowings may be used on a short term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

  Deposit Activities. The Company offers a variety of accounts for depositors designed to attract both short term and long term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. At June 30, 1998, the Company had no brokered deposits. The more significant deposit accounts offered by the Company are described below.

  CERTIFICATES OF DEPOSIT. The Company offers several types of CDs with maturities ranging from 30 days to five years and which require a minimum deposit of $100. In addition, the Company offers a CD that has a maturity of four to 11 months and a minimum deposit of $2,500 and permits additional deposits at the initial rate throughout the certificate term. Interest is credited quarterly or at maturity. Finally, jumbo CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The jumbo CDs pay simple interest and are credited either quarterly or at maturity.

  REGULAR SAVINGS ACCOUNTS. The Company offers savings accounts that allow for unlimited deposits and withdrawals, provided that a $100 minimum balance is maintained. Interest is compounded daily and credited quarterly.

  MONEY MARKET ACCOUNTS. Money market accounts pay a variable interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary. Interest is compounded daily and paid monthly.

  CHECKING AND NOW ACCOUNTS. Checking and NOW accounts are non-interest and interest bearing and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

  INDIVIDUAL RETIREMENT ACCOUNTS. IRAs permit contributions of up to $2,000 per year and pay interest at fixed rates. Maturities are available from one to five years and interest is compounded daily and credited quarterly.

SOURCES OF FUNDS

  Deposit Activities. The following table sets forth for the periods indicated the average balances outstanding and the weighted average interest rates for each major category of deposits:

                                                               YEAR ENDED JUNE 30
                         ----------------------------------------------------------------------------------------------
                                1994               1995               1996               1997               1998
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                    AVERAGE            AVERAGE            AVERAGE            AVERAGE            AVERAGE
                          AVERAGE    RATE    AVERAGE    RATE    AVERAGE    RATE    AVERAGE    RATE    AVERAGE    RATE
                         BALANCE(1)  PAID   BALANCE(1)  PAID   BALANCE(1)  PAID   BALANCE(1)  PAID   BALANCE(1)  PAID
                         ---------- ------- ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                             (DOLLARS IN THOUSANDS)
Interest bearing demand
 and money market
 accounts..............   $ 34,932   2.99%   $ 40,594   3.19%   $ 36,930   3.15%   $ 42,271   3.18%   $ 50,156   3.14%
Savings................     31,520   3.26      28,178   3.29      28,407   3.63      29,703   3.55      36,033   3.60
Certificates of
 deposit...............     88,904   4.68      89,602   4.93     109,559   5.78     119,133   5.54     130,591   5.55
 Total interest bearing
  deposits.............    155,355   4.02     158,374   4.19     174,895   4.88     191,107   4.71     216,780   4.67
Demand and other
 noninterest bearing
 deposits..............      6,183              6,001              6,537              7,955             13,140
                          --------   ----    --------   ----    --------   ----    --------   ----    --------   ----
 Total deposits........   $161,538   3.86%   $164,375   4.04%   $181,432   4.70%   $199,063   4.52%   $229,920   4.40%
                          ========   ====    ========   ====    ========   ====    ========   ====    ========   ====

--------
(1) Average balances were calculated using average daily balances.

  The following table sets forth for the periods indicated the change in the balances of deposits during the year and the impact of interest credited thereon.

                                                       YEAR ENDED JUNE 30,
                                                     --------------------------
                                                      1996     1997      1998
                                                     -------  -------  --------
                                                      (DOLLARS IN THOUSANDS)
   Net increase in deposits......................... $16,322  $18,662  $104,339
     Less: Interest credited........................  (8,528)  (8,999)  (10,002)
                                                     -------  -------  --------
   Net increase before interest credited............ $ 7,794  $ 9,663  $ 94,337
                                                     =======  =======  ========

  Of the $104.3 million net increase in deposits for the year ended June 30, 1998, $82.4 million resulted from the acquisition of North Pacific Bank, which was effective June 12, 1998.

  The following table shows the amount and maturity of certificates of deposits that had a balance of $100,000 or more as of June 30, 1998:

                                                                       JUNE 30,
                                                                         1998
                                                                      ----------
                                                                       (DOLLARS
                                                                          IN
                                                                      THOUSANDS)
       Remaining maturity:
         Three months or less........................................  $ 7,446
         Over three months through six months........................    4,004
         Over six months through 12 months...........................   10,749
         Over twelve months..........................................      776
                                                                       -------
           Total.....................................................  $22,975
                                                                       =======

  At June 30, 1997 and 1998 certificates of deposits with balances of $100,000 or more totaled $18.0 million and $23.0 million, respectively.

  Borrowings. Savings deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Company relies upon advances from the FHLB of Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle has served as one of the Company's secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by the Company's first mortgage loans, and stock issued by the FHLB of Seattle, which is held by the Company.

  The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 20.0% of a member's assets, and short term borrowings of less than one year may not exceed 10.0% of the institution's assets. The FHLB of Seattle determines specific lines of credit for each member institution.

  The following table is a summary of FHLB advances for the years ended June 30, 1996, 1997 and 1998.

                                                               AT OR FOR THE
                                                              YEAR ENDED JUNE
                                                                    30,
                                                             ------------------
                                                             1996   1997   1998
                                                             ----- ------  ----
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Balance at year end...................................... $ --  $  890  $698
   Average balance during the year..........................   --      27   156
   Maximum amount outstanding at any month end..............   --   1,300   698
   Average interest rate....................................   --
     During the year........................................   --    5.47% 5.73%
     At year end............................................   --    6.45% 6.20%

  The following table is a summary of other borrowed funds for the year ended June 30, 1998. There were no other borrowed funds outstanding during the years ended June 30, 1996 and 1997.

                                                                   AT OR FOR THE
                                                                    YEAR ENDED
                                                                   JUNE 30, 1998
                                                                   -------------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
   Securities sold under agreements to repurchase:
     Balance at year end..........................................     $610
     Average balance during the year..............................       21
     Maximum amount outstanding at any month end..................      610
     Average interest rate
       During the year............................................     3.25%
       At year end................................................     3.25%
   Subordinated debentures:
     Balance at year end..........................................     $500
     Average balance during the year..............................       25
     Maximum amount outstanding at any month end..................      500
     Average interest rate
       During the year............................................     7.64%
       At year end................................................     7.64%

SUPERVISION AND REGULATION

  The Company and the Banks are subject to extensive federal and Washington state legislation, regulation and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

  The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described herein.

  The Company. The Company is subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, (the "BHCA"). As such, the Company is supervised by the Federal Reserve.

  The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the BHCA or orders or regulations thereunder in amounts up to $1.0 million per day or order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes with respect to state nonmember banks such as the Banks.

  The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should be prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. The Federal Deposit Insurance Act requires an undercapitalized institution to submit to the Federal Reserve a capital restoration plan with a guarantee by each company having control of the bank's compliance with the plan.

  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows a bank holding company to acquire an interest in companies whose activities are found by the Federal Reserve, by order or by regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company must obtain the approval of the Federal Reserve before it acquires all, or substantially all, of any bank, or ownership or control of more than 5% of the voting shares of a bank.

  The Company is required under the BHCA to file an annual report and periodic reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may examine a bank holding company and any of its subsidiaries and charge the company for the cost of such an examination.

  The Company and any subsidiaries which it may control are deemed "affiliates" within the meaning of the Federal Reserve Act, and transactions between bank subsidiaries of the company and its affiliates are subject to certain restrictions. With certain exceptions, the Company and its subsidiaries are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by the Company or its affiliates.

  Bank regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8%.

  Banks. HB is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. NPB is a Washington state-chartered commercial bank, the deposits of which are also insured by the FDIC. The Banks are subject to regulation by the FDIC and the Washington Department of Financial Institutions (the "Division"). Although the Banks are not members of the Federal Reserve System, the Federal Reserve's supervisory authority over the Company can also affect the Banks.

  Among other things, applicable federal and state statutes and regulations which govern a bank's operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

  The Banks are required to file periodic reports with the FDIC and the Division and are subject to periodic examinations and evaluations by those regulatory authorities. Based upon such an evaluation, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

  As subsidiaries of a bank holding company, the Banks are subject to certain restrictions in their dealings with the Company and with other companies that may become affiliated with the Company.

  In addition to earnings on the portion of net stock offering proceeds retained by the Company, dividends paid by the Banks will provide substantially all of the Company's cash flow. Applicable federal and Washington state regulations restrict capital distributions by institutions such as Banks, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC risk-based insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. The Banks qualified as "well-capitalized" at June 30, 1998.

  Federal laws generally bar institutions which are not well capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

  Other Regulatory Developments. Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the Financial Institution Reform, Recovery and Enforcement Act of

1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA, among other thing, (i) created two deposit insurance funds administered by the FDIC, the BIF and the SAIF; (ii) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local FHLBs; (iii) restructured the federal regulatory agencies for savings associations; and
(iv) greatly enhanced the regulators enforcement powers over financial institutions and their affiliates.

  FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things, (i) a new method for calculating deposit insurance premiums based on risk, (ii) restrictions on acceptance of brokered deposits except by well-capitalized institutions, (iii) additional limitations on loans to executive officers and directors of banks,
(iv) the employment of interest rate risk in the calculation of risk-based capital, (v) safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings and compensation, (vi) a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category, and (vii) new disclosure and advertising requirements with respect to interest paid on savings accounts.

  FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. Such banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

  Also, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides banks with greater opportunities to merge with other institutions and to open branches nationwide.

  The Interstate Banking Act also allows a bank holding company whose principal operations are in one state to apply to the Federal Reserve for approval to acquire a bank that is headquartered in a different state. States cannot "opt out" but may impose minimum time periods, not to exceed five years, for the target bank's existence.

  The Interstate Banking Act also allows bank subsidiaries of bank holding companies to establish "agency" relationships with their depository institution affiliates. In an agency relationship, a bank can accept deposits, renew time deposits, close and service loans, and receive payments for a depository institution affiliate. States cannot "opt out".

  In addition, the Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision takes effect June 1, 1997, unless states enact laws to either (i) authorize such transactions at an earlier date or (ii) prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

  Further effects on the Company and the Banks may result from the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"). The Community Development Act (i) establishes and funds institutions that are focused on investing in economically distressed areas and (ii) streamlines the procedures for certain transactions by financial institutions with federal banking agencies.

  Among other things, the Community Development Act requires the federal banking agencies to (i) consider the burdens that are imposed on financial institutions when new regulations are issued or new compliance burdens are created and (ii) coordinate their examinations of financial institutions when more than one agency is involved. The Community Development Act also streamlines the procedures for forming certain one-bank holding companies and engaging in authorized non-banking activities.

  The Banks' deposit accounts are insured by the FDIC, HB under the SAIF, and NPB under the BIF, to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized", "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

  Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

  Recent legislative changes provide for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1988, but only if no insured depository institution is a savings association on that date. The recent Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Banks.

  In addition to the changes to the BIF and SAIF assessment rates implemented by the recent legislation, various regulatory relief provisions were enacted. The new legislation includes, among other things, changes to (i) the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the two laws' disclosure requirements; (ii) eliminate civil liability for violations of the Truth in Savings Act after five years; (iii) streamline the application process for a number of bank holding company and bank applications; (iv) establish a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-test results conducted by, or on behalf of, a financial institution in certain circumstances; (v) repeal the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations; (vi) impose a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules; and (vii) various other miscellaneous provisions to reduce bank regulatory burden.

  The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

COMPETITION

  The Company competes for loans and deposits with other thrifts, commercial banks, credit unions, mortgage bankers and other institutions in the scope and type of services offered, interest rates paid on deposits, pricing of loans, and number and locations of branches, among other things. Many of these competitors have substantially greater resources than the Company. Particularly in times of high interest rates, the Company also faces significant competition for investors' funds from short term money market securities and other corporate and government securities.

  The Company competes for loans principally through the range and quality of the services it provides, interest rates and loan fees, and the locations of its Banks' branches. The Company actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts and other services.

EMPLOYEES

  At June 30, 1998, the Company had 192 full-time equivalent employees. The Company believes that employees play a vital role in the success of a service company. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes it has a good relationship with the employees.

ITEM 2. PROPERTIES

  The Company's executive offices and the main office of Heritage Bank are located in approximately 18,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At June 30, 1998, the Banks had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land) and one office in Shelton, Mason County (which is owned).

ITEM 3. LEGAL PROCEEDINGS

  The Company and the Banks have certain litigation and negotiations in progress resulting from activities arising from normal operations. In management's opinion, none of these matters is likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock is traded on the NASDAQ National Market under the symbol HFWA. At August 31, 1998, the Company had approximately 1,467 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 9,863,708 outstanding shares of common stock. The last reported sales price on September 2, 1998 was $10.50 per share. The following table sets forth for the quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ National Market.

                                                                   QUARTER ENDED:
                                                                 ------------------
                                                                 MARCH 31   JUNE 30
                                                                 --------  --------
     High.......................................................   $15.50    $16.06
     Low........................................................   $12.63    $13.50

  Since its stock offering in January 1998, the Company has declared the following quarterly cash dividends:

                                      CASH DIVIDEND
      DECLARED                          PER SHARE    RECORD DATE       PAID
      --------                        ------------- ------------- --------------
     March 24, 1998..................    $0.035     April 6, 1998 April 15, 1998
     June 23, 1998...................    $ 0.04     July 6, 1998  July 15, 1998

  Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from the Banks and earnings from the investment of the net proceeds from the Conversion retained by the Company. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by the Banks to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in an amount in excess of one-half of
(i) the greater of HB's net income for the current fiscal year or (ii) the average of HB's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, HB may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce HB's net worth below the amount required for the liquidation account. For the twelve months ended January 8, 1999, the Company may not, without prior approval of the FDIC, pay any cash dividends which in the aggregate exceed consolidated earnings of the Company and may not effect a tax free return of capital to its shareholders. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

ITEM 6. SELECTED FINANCIAL DATA

                                     FOR THE YEAR ENDED JUNE 30,
                          -----------------------------------------------------
                            1994       1995       1996       1997       1998
                          ---------  ---------  ---------  ---------  ---------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS DATA:
Net interest income.....  $   6,788  $   8,227  $   8,332  $   9,512  $  13,013
Provision for loan
 losses.................        --         --         --        (270)       120
Noninterest income......      4,019      3,040      4,298      3,347      3,791
Noninterest expense.....      7,421      7,425      8,422     11,105     11,093
Provision for income
 taxes..................      1,154      1,308      1,435       (245)     1,963
Net income..............      2,232      2,534      2,773      2,269      3,628
Earnings per share(1)
  Basic.................         NA       0.27       0.30       0.24       0.38
  Diluted...............         NA       0.27       0.30       0.24       0.37
Dividend payout
 ratio(2)...............         NM         NM         NM         NM      19.74%
PERFORMANCE RATIOS:
Net interest spread.....       3.45%      4.14%      3.84%      4.06%      3.87%
Net interest margin(3)..       3.83       4.57       4.31       4.50       4.80
Efficiency ratio(4).....      68.67      65.90      66.68      77.89      66.01
Return on average
 assets.................       1.18       1.30       1.31       0.99       1.24
Return on average
 equity.................      13.05      11.67      11.38       8.62       6.15
                                             AT JUNE 30,
                          -----------------------------------------------------
                            1994       1995       1996       1997       1998
                          ---------  ---------  ---------  ---------  ---------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Total assets............  $ 194,102  $ 204,897  $ 222,052  $ 242,164  $ 415,851
Loans receivable, net...    123,258    150,526    161,744    199,188    265,813
Loans held for sale.....      4,110      5,944      5,286      6,323      6,411
Deposits................    165,922    174,797    191,119    209,781    314,120
Federal Home Loan Bank
 advances...............        --         --         --         890        698
Other borrowed funds....      4,100      3,252        --         --       1,132
Stockholders' equity....     20,662     23,065     25,633     27,714     93,862
Book value per share....         NM         NM         NM         NM  $    9.72
Equity to assets ratio..      10.64%     11.26%     11.54%     11.44%     22.57%
ASSET QUALITY RATIOS:
Nonperforming loans to
 loans..................       0.07%      0.06%      0.03%      0.06%      0.13%
Allowance for loan
 losses to loans........       1.32       1.09       1.11       1.32       1.28
Allowance for loan
 losses to nonperforming
 loans..................    1776.04    1791.67    3672.55    2069.17     959.89
Nonperforming assets to
 total assets...........       0.05       0.05       0.02       0.05       0.11
OTHER DATA:
Number of banking
 offices................          5          7          8         10         12
Number of full-time
 equivalent employees...        119        116        136        145        192

--------
(1) The Savings Bank became a stock-owned company as of January 31,1994. Per share data prior to 1995 is not applicable.

(2) Dividend payout ratio is dividends declared per share divided by earnings per share. Cash dividends prior to January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.

(3) Net interest margin is net interest income divided by average interest earning assets.

(4) The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income, excluding nonrecurring items. Heritage Bank paid a one-time deposit assessment of $1.09 million to the Savings Association Insurance Fund in November 1996. This was excluded from the calculation of the efficiency ratio for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the June 30, 1998 audited consolidated financial statements and notes thereto included in this Form 10-K.

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

GENERAL

  In fiscal 1994, the Company began to implement a growth strategy intended to broaden its products and services from traditional thrift offerings to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. The Company has incurred substantial expenses as it carried out its growth strategy. Those expenses have been concentrated in (i) personnel hired in anticipation of growth and expanded market share; (ii) maintaining the mortgage origination capacity during times of fluctuating mortgage origination volumes; (iii) facilities expansion and (iv) upgrading data processing capabilities. These expenditures had a negative impact on the Company's earnings in fiscal 1997 and fiscal 1998. Management believes these investments will have a positive impact on earnings into fiscal 1999.

  In fiscal 1998, the Company's growth strategy was further bolstered by two significant events: (1) the January 1998 stock offering and conversion and (2) its acquisition of North Pacific Bancorporation. Through the January 1998 stock offering, the Company raised $63.0 million in net new capital which has, and will continue to, enhance its ability to implement its growth strategy. Using $17.6 million of the net proceeds of the stock offering, the Company completed its first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary is North Pacific Bank. North Pacific Bank, a $104 million asset commercial bank, has two branches in Tacoma and focuses on small business lending. This acquisition of North Pacific Bank provides further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. This is demonstrated by the substantial shift in loan portfolio composition as commercial loans increased to $100.5 million, or 36.4% of total loans, as of June 30, 1998 from $39.4 million, or 18.9% of total loans, as of June 30, 1997. While this acquisition had a significant impact on the Company's growth and financial condition at June 30, 1998, North Pacific Bank's operations had a minimal impact on the Company's earnings for the year ended June 30, 1998 due to the timing of the closing of the transaction on June 12, 1998. Management expects the operations of North Pacific Bank, which will be merged into Heritage Bank by December 31, 1998, to provide a meaningful contribution to the Company's earnings for fiscal 1999.

NET INTEREST INCOME

  The Company's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, the Company's interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and by government policies.

  Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar amounts of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.

  The following table sets forth for the periods indicated information for the Company with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest earning assets to average interest bearing liabilities. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

                                                       YEAR ENDED JUNE 30,
                          -------------------------------------------------------------------------------
                                    1996                       1997                       1998
                          -------------------------  -------------------------  -------------------------
                          AVERAGE  INTEREST          AVERAGE  INTEREST          AVERAGE  INTEREST
                          BALANCE  EARNED/  AVERAGE   BALANCE EARNED/  AVERAGE   BALANCE EARNED/  AVERAGE
                            (1)      PAID    RATE       (1)     PAID    RATE       (1)     PAID    RATE
                          -------- -------- -------  -------- -------- -------  -------- -------- -------
                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Loans...................  $160,823 $14,894    9.26%  $182,791 $16,743    9.16%  $216,001 $19,888    9.21%
Mortgage Backed
 Securities.............     6,715     552    8.22      5,598     464    8.29      4,603     397    8.63
Investment securities
 and FHLB stock.........    15,096     854    5.66     12,360     757    6.12     15,540     889    5.72
Interest earning
 deposits...............    10,820     575    5.31     10,414     548    5.26     34,863   1,967    5.64
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
Total interest earning
 assets.................   193,454 $16,875    8.72%   211,163 $18,512    8.77%   271,007 $23,141    8.54%
Noninterest earning
 assets.................    18,002                     18,974                     22,293
                          --------                   --------                   --------
 Total assets...........  $211,456                   $230,137                   $293,300
                          ========                   ========                   ========
INTEREST BEARING
 LIABILITIES:
Certificates of deposit.  $109,559 $ 6,336    5.78%  $119,133 $ 6,599    5.54%  $130,591 $ 7,243    5.55%
Savings accounts........    28,407   1,030    3.63     29,703   1,055    3.55     36,033   1,298    3.60
Interest bearing demand
 and money market
 accounts...............    36,930   1,162    3.15     42,271   1,345    3.18     50,156   1,574    3.14
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
Total interest bearing
 deposits...............   174,896   8,528    4.88    191,107   8,999    4.71    216,780  10,115    4.67
FHLB advances...........       --      --                  27     --     4.99        156      10    6.69
Other borrowed funds....       171      15    8.77        --      --      --          46       2    4.61
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
Total interest bearing
 liabilities............   175,067 $ 8,543    4.88%   191,134 $ 9,000    4.71%   216,982 $10,127    4.67%
Demand and other
 noninterest bearing
 deposits...............     6,537                      7,955                     13,140
Other noninterest
 bearing liabilities....     5,489                      4,711                      4,168
Stockholders' equity....    24,363                     26,337                     59,010
                          --------                   --------                   --------
 Total liabilities and
  stockholders' equity..  $211,456                   $230,137                   $293,300
                          ========                   ========                   ========
Net interest income.....           $ 8,332                    $ 9,512                    $13,013
Net interest spread.....                      3.84%                      4.06%                      3.87%
Net interest margin.....                      4.31%                      4.50%                      4.80%
Average interest earning
 assets to average
 interest bearing
 liabilities............                    110.51%                    110.48%                    124.90%

  The following table sets forth the amounts of the changes in the Company's net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to changes due to volume and the changes due to interest rates.

                            1996 COMPARED TO 1997         1997 COMPARED TO 1998
                          ---------------------------  -----------------------------
                          INCREASE(DECREASE) DUE TO     INCREASE(DECREASE) DUE TO
                          ---------------------------  -----------------------------
                           VOLUME    RATE     TOTAL     VOLUME     RATE      TOTAL
                          --------- -------  --------  ---------  -------  ---------
Loans...................  $  2,034  $  (185) $  1,849  $   3,042  $   102  $   3,144
Mortgage backed
 securities.............       (92)       4       (88)       (82)      15        (67)
Investment securities
 and FHLB stock.........      (155)      58       (97)       195      (63)       132
Interest earning
 deposits...............       (22)      (5)      (27)     1,287      133      1,420
                          --------  -------  --------  ---------  -------  ---------
 Total interest income..  $  1,765  $  (128) $  1,637  $   4,442  $   187  $   4,629
                          ========  =======  ========  =========  =======  =========
Certificates of deposit.  $    554  $  (291) $    263  $     635  $    10  $     645
Savings accounts........        47      (22)       25        225       18        243
Interest bearing demand
 deposits...............       168       15       183        251      (22)       229
                          --------  -------  --------  ---------  -------  ---------
 Total interest on
  deposits..............       769     (298)      471      1,111        6      1,117
FHLB advances...........         1      --          1          9      --           9
Other borrowed funds....       (15)     --        (15)         2      --           2
                          --------  -------  --------  ---------  -------  ---------
 Total interest expense.  $    755  $  (298) $    457  $   1,122  $     6  $   1,128
                          ========  =======  ========  =========  =======  =========

FINANCIAL CONDITION

  The Company's total assets increased 71.7% to $415.9 million at June 30, 1998 from $242.2 million at June 30, 1997 as a result of the $63.0 million in net proceeds raised in the January 1998 stock offering and the acquisition of North Pacific Bank, which increased total assets by $85.0 million, net of cash paid for the acquisition. Loans and deposits grew 32.5% and 49.7% to $275.8 million and $314.1 million at June 30, 1998, respectively, from $208.2 million and $209.8 million at June 30, 1997, respectively. The acquisition of North Pacific Bank contributed $48.6 million and $82.4 million toward overall loan and deposit growth, respectively, during fiscal 1998.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

  Net Income. The Company's earnings increased to $3.6 million, or $0.37 per diluted share, for the year ended June 30, 1998, compared with $2.3 million, or $0.24 per diluted share, for the same period in 1997, an increase of 60%. The increase in net income was primarily attributable to a $59.8 million increase in the average balance of earning assets and a widening of the net interest margin. The majority of the increase in earning assets and the widening of the net interest margin was the result of the large influx of equity capital ($63 million) from the Company's January 1998 stock offering.

  Net Interest Income. Net interest income increased $3.5 million, or 36.8% in 1998 compared to 1997, primarily as a result of a $59.8 million increase in the average balance of interest earning assets. This growth in interest earning assets was funded by the $63.0 million in net proceeds raised in the Company's January 1998 stock offering. Average loan balances increased $33.2 million, or 18.2%, which was concentrated in commercial loans with higher yields.

  Net interest income as a percentage of average interest earning assets (net interest margin) for 1998 increased to 4.80% from 4.50% in 1997. The increase was primarily attributable to growth in earning assets combined with a significant shift in the Company's funding mix due to the funds raised in the Company's recent stock offering. This is demonstrated by the increase in the Company's ratio of average interest earning assets to average interest bearing liabilities to 124.90% for 1998 from 110.51% for 1997 which indicates that the Company is funding more of its earning asset growth with non-interest bearing funds (capital and noninterest bearing deposits). The Company's net interest spread for 1998 has declined to 3.87% from 4.06% for 1997 as a result of the decrease in the average yield on earning assets to 8.54% for 1998 from 8.77% for 1997. Although the average yield on loans increased to 9.21% for 1998 from 9.16% for 1997 due primarily to the growth in commercial loans with higher yields, the increase in the average balances of investment securities and interest earning deposits at yields significantly below the average earning asset yield had the effect of decreasing the overall earning asset yield for 1998.

  Provision for Loan Losses. During 1998, the Company provided $120,000 through operations to maintain its allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In 1997, the Company recorded a $1.2 million recovery on a multifamily mortgage loan which had been partially charged off in a prior year. In reviewing the adequacy of the Company's allowance for loan losses as of June 30, 1997, management determined that the allowance balance was more than adequate to cover any potential losses in the Company's loan portfolio and therefore reduced the allowance balance through a $270,000 negative provision for loan losses.

  Management considers the allowance for loan losses at June 30, 1998 to be adequate to cover reasonably foreseeable loan losses based on management's assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income increased $444,000, or 13.3%, for 1998 compared with 1997 primarily due to the $400,000, or 19.9%, increase in gains on sales of loans for 1998. The increase in gains on sales of loans was attributable to the 17.1% increase in the volume of mortgages sold ($101.9 million for 1998 compared to $87.0 million for 1997) and the 14.0% increase in residential mortgage loan originations for 1998 compared to 1997.

  Commissions on sales of annuities and securities decreased $69,000, or 31.4%, as a result of lower sales volume due to staff turnover. Service charges on deposits increased $101,000, or 21.9%, due to growth in personal and business checking accounts. Other income increased $98,000, or 26.8%, for 1998 due to increases in the volume of fees related to merchant credit card processing and customer check ordering activity.

  Noninterest Expense. Total noninterest expense decreased $12,000, or 0.1%, in 1998 compared with 1997. Excluding the $1.1 million special SAIF assessment in 1997, noninterest expense in 1998 increased $1.1 million, or 10.7%, compared with adjusted 1997 expense levels. The increase in noninterest expenses during 1998 was concentrated in data processing and marketing expenses and represents a continuation of the Company's implementation of its growth strategy, specifically, (1) geographical and product expansion, (2) development of relationship banking and (3) loan portfolio diversification. The Company has (i) developed business checking accounts and commercial lending products and services for businesses and their owners; (ii) introduced credit and debit cards; (iii) installed an automated response system for customer account inquiries and (iv) developed products to assist realtors and potential borrowers to obtain information about loan programs. Total noninterest expense was 66.01% of total revenue (the sum of net interest income and noninterest income) for the year ended June 30, 1998 as compared to 77.89% (adjusted for the nonrecurring SAIF assessment) for 1997.

  Salaries and employee benefits increased $548,000, or 10.0%, for 1998 as a result of increases in mortgage commissions, salaries and benefits related to North Pacific Bank employees for June 1998 and increases in payroll taxes, health insurance and other employee benefits. Mortgage commissions increased $146,000, or 21.3%, due to the increased volume of residential mortgage loans originated and the increased proportion of that volume produced by commissioned loan officers. The increases in data processing, marketing and other expenses were due to the Company's implementation of its growth strategy as described in the paragraph above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

  Net Income. Net income was $2.3 million, or $0.24 per share, for the year ended June 30, 1997 compared to $2.8 million, or $0.30 per share, for the year ended June 30, 1996, an 18.2% decline, primarily as a result of noninterest expense increasing more rapidly than net interest income, coupled with a decrease in noninterest income. The increase in noninterest expenses was attributable to two factors: (1) the expansion in Pierce County of the Company's branch office network and development of the Company's relationship banking capacity; and (2) the legislatively-mandated, one-time assessment levied by the FDIC on all SAIF-insured institutions to recapitalize the SAIF deposit insurance fund. The decrease in noninterest income was principally the result of lower gains on sales of loans due to a decline in the volume of originations of residential mortgage loans.

  Net Interest Income. Net interest income increased $1.2 million, or 14.2%, in 1997 compared to 1996 primarily due to a $22.0 million increase in the average balance of loans. The growth in average loan balances was most pronounced in commercial loans ($17.7 million of the total $22.0 million increase). Net interest income increased as a result of an improved net interest spread coupled with average interest earning assets increasing more rapidly than average interest bearing liabilities, with the difference funded by noninterest bearing deposits.

  Net interest margin, which is net income divided by average interest earning assets, for 1997 increased to 4.50% from 4.31% in 1996. The increase was primarily the result of a growth in earning assets at increased rates coupled with a decline in the average cost of interest bearing deposits (particularly for certificates of deposit). Certificates of deposit with scheduled maturities of one year or less increased to 90% of certificate accounts as of June 30, 1997 compared to 83% as of June 30, 1996, while average rates on certificates decreased to 5.54% from 5.78%. The increase in the average yield on interest earning assets was the result of shifting funds from lower yielding investments and mortgage backed securities into higher yielding loans and the overall growth in loans, particularly commercial loans.

  Noninterest Income. Total noninterest income decreased $951,000, or 22.1%, in 1997 compared with 1996. The major component of this category, gains on sales of loans, decreased $1.0 million, or 34.2% from 1996 to 1997 due to a lower volume of mortgage loans sold ($87.0 million in 1997 compared to $119.5 million in 1996). The decrease in volume of originations of one- to four-family residential mortgage loans in 1997 compared with 1996 was due to weakness in the residential mortgage market and the loss of two key producers by the end of fiscal 1996. Commissions on sales of annuities and securities declined $76,000, or 25.7%, as a result of lower sales volume due to staff turnover. Service charges on deposits increased $109,000, or 30.8%, due to growth in personal and business checking accounts. In June 1997, the Bank sold its former branch premises in Shelton, recognizing an $84,000 gain on the sale.

  Noninterest Expense. Total noninterest expense increased $2.7 million, or 31.9%, in 1997 compared with 1996. The increase was attributable to: (i) the Company's expansion of its branch network in Pierce County and development of the Company's relationship banking capacity; and (ii) a one-time special assessment of $1.1 million required by legislation enacted in August 1996, to recapitalize the SAIF fund of the FDIC. Total noninterest expense (less the nonrecurring SAIF assessment of $1.1 million) was 77.89% of adjusted revenue (the sum of net interest income plus noninterest income), for the year ended June 30, 1997 as compared to 66.68% for the same period in 1996.

  Salaries and employee benefits increased $757,000, or 16.1%. The increase reflects the hiring of a Senior Loan Administrator (in June 1996) and six commercial lending officers for the Pierce County market (four of which were hired in June 1996), the staffing additions for the 80th and Pacific branch (which opened in October 1996) and the full year effect of staffing additions for the Lakewood branch (which opened in February 1996). Occupancy expense increased $463,000, or 36.9%, as a result of the operating costs of the new branch facilities opened during 1996 and 1997 and the full year depreciation impact of the installation of a bank-wide personal computer network in March 1996. FDIC premiums and special assessment increased $855,000, or 210%, due to the $1.1 million special assessment mentioned above. The Bank's federal deposit insurance premiums were reduced by the FDIC from 0.23% (on an annualized basis) of insured deposits for the quarter ended September 30, 1996 to 0.06% of insured deposits for the semi-annual period ended June 30, 1997.

  Income taxes. The Company recorded a Federal income tax benefit of $245,000 for the year ended June 30, 1997 as a result of the reversal of $938,000 deferred tax liability related to the potential recapture of the pre-1988 additions to the tax bad debt reserve which could have been triggered by the MHC Reorganization in January 1994. Based on subsequent legislation, the Company reversed the $938,000 deferred tax liability as a reduction of Federal income tax expense during the year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

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

  The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At June 30, 1998 cash and cash equivalents totaled $74.6 million, or 17.9% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $8.2 million, or 2.0% of total assets. At June 30, 1998, the Banks maintained a combined credit facility with the FHLB of Seattle for up to 20% of assets or $80.6 million (of which only $698,000 was outstanding at that date).

  To fund the growth of the Company, management's strategy has been to build core deposits (which the Company defines to include all deposits except public funds) through the development of its branch office network and commercial banking relationships. Total deposits increased $104.3 million, or 49.7%, to $314.1 million at June 30, 1998 from $209.8 million at June 30, 1997. Of this increase, $17.5 million was related to the acquisition of North Pacific Bank and was temporarily deposited in that Bank in June 1998. During July 1998, these funds were withdrawn. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management anticipates that the Company will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

  The Company and its subsidiary banks are subject to certain regulatory capital requirements. As of June 30, 1998, the Company and its subsidiary banks were classified as a "well capitalized" institution under the criteria established by the FDIC Act. As of June 30, 1997, Heritage Bank was also classified as a "well capitalized" institution.

ASSET/LIABILITY MANAGEMENT

  The Company's primary financial objective is to achieve long term profitability while controlling its exposure to fluctuations in market interest rates. To accomplish this objective, management has formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which the Company employs to control its interest rate sensitivity are: (i) sale of most long term, fixed rate, one- to four-family residential mortgage loan originations in the secondary mortgage market; (ii) the origination of commercial loans and residential construction loans at variable interest rates for terms generally one year or less; and (iii) offers noninterest bearing demand deposit accounts to businesses and individuals. The longer term objective is to reduce its dependency on certificates of deposit, which tend to be a higher cost source of funds and most susceptible to movement from the Company if market interest rates increase, by increasing its proportion of noninterest bearing demand deposits, interest bearing demand deposits and money market accounts and savings deposits.

  The Company's asset and liability management strategies have resulted in a positive one year "gap" of 4.2% as of June 30, 1998. This one year gap is the difference between the dollar amount of its interest earning assets and interest bearing liabilities that mature or reprice within one year as a percentage of total interest earning amounts, based on certain estimates and assumptions as discussed below. The acquisition of North Pacific Bank has accelerated the Company's progress toward its objective by adding more variable rate commercial loans to the Company's loan portfolio and reducing the percentage of certificates of deposit to total deposits from 60.4% as of June 30, 1997 to 48.1% as of June 30, 1998. Although management believes that the implementation of its operating strategies has reduced the potential effects of changes in market interest rates on the Company's results of operations, the positive gap indicates that decreases in market interest rates may adversely affect the Company's results.

  The following table sets forth the estimated maturity or repricing and the resulting interest rate sensitivity gap of the Company's interest earning assets and interest bearing liabilities at June 30, 1998 based upon estimates of expected mortgage prepayment rates and deposit decay rates consistent with national trends. The Company has adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the zero to three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from the Company's internal data, and because certain assumptions have been utilized in presenting this date, the amounts may not be consistent with financial information appearing elsewhere in this document that have been prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

                                 ESTIMATED MATURITY OR REPRICING WITHIN
                          ---------------------------------------------------------
                            0-3       4-12      1-5      5-10    MORE THAN
                           MONTHS    MONTHS    YEARS     YEARS   10 YEARS   TOTAL
                          --------  --------  --------  -------  --------- --------
                                         (DOLLARS IN THOUSANDS)
INTEREST EARNINGS
 ASSETS:
Loans...................  $ 89,605  $ 69,657  $ 96,462  $16,376   $3,666   $275,766
Mortgage backed
 securities.............       --         34        21      201    3,588      3,844
Investment securities...     2,200     6,015    25,107    1,506      100     34,928
FHLB stock..............     1,985       --        --       --       --       1,985
Interest earning
 deposits...............    62,542       --        --       --       --      62,542
                          --------  --------  --------  -------   ------   --------
Total interest earning
 assets.................  $156,332  $ 75,706  $121,590  $18,083   $7,354    379,065
Noninterest earning
 assets.................                                                     36,786
                                                                           --------
  Total assets..........                                                   $415,851
                                                                           ========
INTEREST BEARING
 LIABILITIES:
Deposits
  Certificates of
   deposit..............  $ 42,070  $101,756  $  7,405  $   --    $  --    $151,231
  Savings accounts......     4,052     9,954    21,920    5,722    1,137     42,785
  Interest bearing
   demand and money
   market deposits......    22,424    34,727    31,041    5,102      999     94,293
                          --------  --------  --------  -------   ------   --------
Total interest bearing
 deposits...............    68,546   146,437    60,366   10,824    2,136    288,309
FHLB advances...........       --        --        --       328      370        698
Other borrowings........       614       504        14      --       --       1,132
                          --------  --------  --------  -------   ------   --------
Total interest bearing
 liabilities............  $ 69,160  $146,941  $ 60,380  $11,152   $2,506    290,139
Noninterest bearing
 liabilities and equity.                                                    125,712
                                                                           --------
  Total liabilities and
   equity...............                                                   $415,851
                                                                           ========
RATE SENSITIVITY GAP....  $ 87,172  $(71,235) $ 61,210  $ 6,931   $4,848
Cumulative rate
 sensitivity gap:
Amount..................    87,172    15,937    77,147   84,078   88,926
As a percentage of
 interest earning
 assets.................     23.00%     4.20%    20.35%   22.18%   23.46%
                          ========  ========  ========  =======   ======

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in the interest rates of such assets both on a short term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of a substantial increase in market interest rates.

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

  The Company has completed the identification phase in which management has determined the extent to which all programs used in its business are Year 2000 compliant. Heritage Bank utilizes a service bureau to perform its most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. North Pacific Bank currently operates an in-house computer system; however, its data processing services will be transferred to HB's service bureau at the date of the merger which is expected to close by December 31, 1998. Currently, the service bureau has completed the software programming for 75% of its applications used by HB, The service bureau has committed the resources to perform the remaining software modifications by December 31, 1998. Testing of these service bureau programs will commence in November 1998 and are expected to be completed by mid-1999.

  The Company has evaluated its major third party business relationships, including vendors and its borrowers. The significant dependence on the service bureau creates potential exposure for the Company; however, management fully expects the service bureau to meet the scheduled timetable for both software modifications and for testing which would ensure that the Company's mission critical applications would be Year 2000 compliant by July 1999. The Company has analyzed the extent that Year 2000 issues could adversely impact their borrowers' business operations, particularly its commercial borrowers. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting and loan review process.

  Management expects the Company's costs related to Year 2000 issues to amount to approximately $230,000. Of this total, approximately $43,000 has been incurred in the year ended June 30, 1998. Of the remaining costs, approximately $165,000 will be incurred to replace the existing North Pacific Bank telephone and voice mail system and modify the existing Heritage Bank telecommunications systems in preparation of the merger of operations. This is scheduled to be completed by September 1998.

  The Company has prepared a contingency plan with timetables to pursue various alternatives based on failure of the service bureau to adequately modify and/or provide sufficient testing and validation resources for the Company and the service bureau to ensure the mission critical applications are Year 2000 compliant. The most likely worst case scenario would be that the testing and validation of the software modifications were not completed by the scheduled deadline of July 1999. This worst case scenario could increase the Company's overall expected Year 2000 costs; however, management believes that this scenario is not probable to occur and if the scenario should occur, that the impact of these additional costs would not be material to the Company's financial position and results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

  The primary impact of inflation on the Company's operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This Statement requires that the Bank (a) classify items of other comprehensive income by their nature in its financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This Statement is effective for the year ending June 30, 1999.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 is required for the fiscal year ended June 30, 1999. The Company does not anticipate that the adoption of SFAS No. 130 and 131 will have a material impact on its financial position or results of operations.

  On January 28, 1997, the Securities and Exchange Commission amended its rules and regulations to require public companies to provide enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to their financial statements. The accounting policy requirements become effective for all filings that include financial statements for periods ending after June 15, 1997. The Company had no derivative financial instruments or derivative commodity instruments at June 30, 1998 or at any time during the three year period then ended. The Company believes that it is in compliance with this amended rule.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company had no derivatives as of June 30, 1998 nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSES ABOUT MARKET RISK

  The Company is exposed to interest rate risk through its lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in the Company's interest rate risk profile during the past year (especially due to the acquisition of North Pacific Bank), see "Asset/Liability Management".

  Neither the Company nor the Banks maintain a trading account for any class of financial instrument, nor do they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither the Company nor the Banks are subject to foreign currency exchange rate risk or commodity price risk.

  The table below provides information as of June 30, 1998 about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit decay or early withdrawal rates.

                                             BY EXPECTED MATURITY DATE
                         -------------------------------------------------------------------------
                                                 YEAR ENDED JUNE 30
                         -------------------------------------------------------------------------
                                                                       AFTER                FAIR
                           1999     2000    2001     2002     2003      2003     TOTAL     VALUE
                         --------  ------  -------  -------  -------  --------  --------  --------
                                               (DOLLARS IN THOUSANDS)
INVESTMENT SECURITIES
 Amounts maturing:
 Fixed rate............. $  8,215  $6,209  $18,408  $   490  $ 1,606  $    --   $ 34,928  $ 34,933
 Weighted average
  interest rate.........     5.80%   5.81%    5.97%    4.30%    5.05%      --
MORTGAGE BACKED
 SECURITIES
 Amounts maturing:
 Fixed rate.............      --        4        7      --        10     3,789     3,810
 Weighted average
  interest rate.........      --    11.75%    8.50%     --      7.00%     8.15%
 Adjustable rate........       34     --       --       --       --        --         34
 Weighted average
  interest rate.........     8.28%    --       --       --       --        --
                         --------  ------  -------  -------  -------  --------  --------  --------
   Totals............... $     34  $    4  $     7  $   --   $    10  $  3,789  $  3,844  $  4,083
                             8.28%  11.75%    8.50%     --      7.00%     8.15%
LOANS
 Amounts maturing:
 Fixed rate............. $ 15,755  $2,242  $ 3,657  $ 7,015  $10,241  $ 99,315  $138,225
 Weighted average
  interest rate.........     8.36%   9.44%    9.43%    9.09%    8.87%     8.41%
 Adjustable rate........   40,433   4,438    6,445    6,028    3,045    77,152   137,541
 Weighted average
  interest rate.........     9.77%   9.83%   10.27%    9.69%    9.33%     9.62%
                         --------  ------  -------  -------  -------  --------  --------  --------
   Totals............... $ 56,188  $6,680  $10,102  $13,043  $13,286  $176,467  $272,224  $277,205
                             9.37%   9.70%    9.97%    9.37%    8.98%     8.94%
CERTIFICATES OF DEPOSIT
 Amounts maturing:
 Fixed rate............. $143,826  $5,210  $   774  $    92  $ 1,329  $    --   $151,231  $151,204
 Weighted average
  interest rate.........     5.51%   5.50%    5.26%    5.94%    5.12%      --
FHLB ADVANCES
 Amounts maturing:
 Fixed rate.............      --      --       --       --       --   $    698  $    698  $    714
 Weighted average
  interest rate.........      --      --       --       --       --       6.20%     6.20%
OTHER BORROWINGS
 Amounts maturing:
 Fixed rate............. $  1,118  $    9  $     5      --       --        --   $  1,132  $  1,134
 Weighted average
  interest rate.........     5.23%   6.25%    6.25%     --       --        --       5.25%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Proposal 1: Election of Directors" of the Company's definitive Proxy Statement dated September 14, 1998 (the "Proxy Statement") for the annual meeting of shareholders to be held October 15, 1998.

  The required information with respect to the executive officers of the Company is incorporated herein by reference to the section entitled "Executive Officers" of the Proxy Statement.

  The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  For information concerning executive compensation see "Executive Compensation" of the Proxy Statement, which is incorporated herein by reference. Neither the Report of the Personnel and Compensation Committee nor the Stock Performance Graph, both of which are contained in the Proxy Statement, are incorporated by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  For information concerning security ownership of certain beneficial owners and of management see "Security Ownership of Management" of the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The consolidated financial statements are contained herein as listed on the "Index to Consolidated Financial Statements" on page F-1 hereof.
   (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

   (3) Exhibits


 EXHIBIT
   NO.
 -------
  3.1    Articles of Incorporation(1)
  3.2    Bylaws of the Company(1)
 10.1    1998 Stock Option and Restricted Stock Award Plan(2)
 10.2    Employment Agreement between the Company and Donald V. Rhodes, effective as of October 1, 1997.(1)
 10.3    Severance Agreement between the Company and Brian L. Vance, effective
         October 1, 1997.(1)
 10.4    Severance Agreement between the Company and John D. Parry, effective
         October 1, 1997.(1)
 10.5    Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)
 21.0    Subsidiaries of the Company are:
         (a) Heritage Savings Bank, Olympia, Washington (a Washington state chartered savings bank)
         (b) North Pacific Bank, Tacoma, Washington (a Washington state chartered commercial bank)
 23.0    Consent of KPMG Peat Marwick LLP
 24.0    Power of Attorney dated September 1, 1998
 27.0    1998 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders to be held on October 15, 1998.

  (b) Reports on Form 8-K.

  On June 22, 1998 and, as amended, August 7, 1998, the Registrant filed a report on Form 8-K announcing the definitive Plan of Stock Purchase and Agreement to Merge between the Registrant and North Pacific Bancorporation. The Plan of Stock Purchase and Agreement to Merge was filed with the Form 8-K.

  On August 21, 1998, the Registrant filed a report on Form 8-K announcing the definitive Agreement and Plan of Merger between the Registrant and Harbor Bancorp, Inc. The Agreement and Plan of Merger was filed with the Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HERITAGE FINANCIAL CORPORATION

                                                   /s/ Donald V. Rhodes
                                          By: _________________________________
                                                     Donald V. Rhodes
                                               Chairman, President and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                                          Principal Executive Officer:

Dated: September 14, 1998                 /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                          Executive Officer

                                          Principal Financial Officer:

                                          /s/ James Hastings
                                          -------------------------------------
                                          James Hastings
                                          Vice President and Treasurer


  Donald V. Rhodes, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on September 14, 1998, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

           Lynn M. Brunton                                  John A. Clees
           Daryl D. Jensen                                  H. Edward Odegard
           James P. Senna                                   Peter K. Wallerich
           Philip S. Weigand

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Attorney-in-fact
                                          September 14, 1998

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996, 1997 AND 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................  F-2
Consolidated Statements of Financial Condition--June 30, 1997 and 1998....  F-3
Consolidated Statements of Income--June 30, 1996, 1997 and 1998...........  F-4
Consolidated Statements of Stockholders' Equity--Years ended June 30,
 1996, 1997 and 1998......................................................  F-5
Consolidated Statements of Cash Flows--Years ended June 30, 1996, 1997 and
 1998.....................................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Heritage Financial Corporation:

  We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of June 30, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of June 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP


Seattle, Washington
July 30, 1998

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                 JUNE 30
                                                             -----------------
                                                               1997     1998
                                                             --------  -------
                           ASSETS
                           ------
Cash on hand and in banks................................... $  7,412   12,065
Interest earning deposits...................................      175   50,542
Federal funds sold..........................................      --    12,000
Investment securities available for sale....................      --     9,041
Investment securities held to maturity......................    8,506   25,887
Mortgage backed securities held to maturity.................    5,159    3,844
Loans held for sale.........................................    6,323    6,411
Loans receivable............................................  201,870  269,355
Less: Allowance for loan losses.............................   (2,752)  (3,542)
                                                             --------  -------
  Loans, net................................................  199,118  265,813
Real estate owned...........................................      --        82
Premises and equipment, at cost, net........................   12,202   15,923
Federal Home Loan Bank stock, at cost.......................    1,511    1,985
Accrued interest receivable.................................    1,380    2,275
Prepaid expenses and other assets...........................      378    1,352
Goodwill....................................................      --     8,631
                                                             --------  -------
                                                             $242,164  415,851
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Deposits....................................................  209,781  314,120
Advances from Federal Home Loan Bank........................      890      698
Other Borrowings............................................      --     1,132
Advance payments by borrowers for taxes and insurance.......      473      419
Accrued expenses and other liabilities......................    2,605    4,412
Deferred Federal income taxes...............................      701    1,183
                                                             --------  -------
                                                              214,450  321,965
                                                             --------  -------
Stockholders' equity:
  Preferred stock, $1 par value per share. 5,000,000 shares
   authorized; none outstanding.............................      --       --
  Common stock, $1 par value per share.10,000,000 shares
   authorized; 1,809,616 shares outstanding in 1977.........    1,810      --
  Preferred stock, no par, 2,500,000 shares authorized; none
   outstanding..............................................      --       --
  Common stock, no par, 15,000,000 shares authorized;
   9,656,176 shares outstanding in 1998.....................      --    70,515
  Additional paid-in capital................................    4,103      --
  Unearned compensation--ESOP and Other.....................      --    (1,328)
  Retained earnings, substantially restricted...............   21,801   24,696
  Unrealized gain on securities available for sale, net of
   deferred taxes...........................................      --         4
                                                             --------  -------
    Total stockholders' equity..............................   27,714   93,887
Commitments and contingencies...............................
                                                             --------  -------
                                                             $242,164  415,851
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED JUNE 30
                                                         ----------------------
                                                          1996    1997    1998
                                                         ------- ------  ------
Interest income:
  Loans................................................. $14,894 16,743  19,888
  Mortgage backed securities............................     552    464     397
  Investment securities and Federal Home Loan Bank
   dividends............................................     854    757     889
  Interest bearing deposits.............................     575    548   1,967
                                                         ------- ------  ------
    Total interest income...............................  16,875 18,512  23,141
                                                         ------- ------  ------
Interest expense:
  Deposits..............................................   8,528  8,999  10,115
  Borrowed funds........................................      15      1      13
                                                         ------- ------  ------
    Total interest expense..............................   8,543  9,000  10,128
                                                         ------- ------  ------
      Net interest income...............................   8,332  9,512  13,013
Provision for loan losses...............................     --    (270)    120
                                                         ------- ------  ------
      Net interest income after provision for loan
       losses...........................................   8,332  9,782  12,893
                                                         ------- ------  ------
Noninterest income:
  Gains on sales of loans, net..........................   3,049  2,006   2,406
  Commissions on sales of annuities and securities......     296    220     151
  Services charges on deposits..........................     353    462     563
  Rental income.........................................     221    210     208
  Gain on sale of premises..............................     --      84     --
  Other income..........................................     379    365     463
                                                         ------- ------  ------
    Total noninterest income............................   4,298  3,347   3,791
                                                         ------- ------  ------
Noninterest expense:
  Salaries and employee benefits........................   4,711  5,468   6,016
  Building occupancy....................................   1,254  1,717   1,768
  FDIC premiums and special assessment..................     407  1,262     135
  Data processing.......................................     493    534     700
  Marketing.............................................     162    257     380
  Office supplies & printing............................     229    243     268
  Other.................................................   1,166  1,624   1,826
                                                         ------- ------  ------
    Total noninterest expense...........................   8,422 11,105  11,093
                                                         ------- ------  ------
      Income before Federal income tax expense
       (benefit)........................................   4,208  2,024   5,591
Federal income tax expense (benefit)....................   1,435   (245)  1,963
                                                         ------- ------  ------
      Net income........................................ $ 2,773  2,269   3,628
                                                         ------- ------  ------
Basic earnings per common share......................... $  0.30   0.24    0.38
Diluted earnings per common share....................... $  0.30   0.24    0.37

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                              UNREALIZED
                                                                               GAIN ON    TOTAL
                         NUMBER OF         ADDITIONAL    UNEARNED             SECURITIES  STOCK-
                          COMMON   COMMON   PAID-IN   COMPENSATION-- RETAINED AVAILABLE  HOLDERS'
                          SHARES    STOCK   CAPITAL   ESOP AND OTHER EARNINGS  FOR SALE   EQUITY
                         --------- ------- ---------- -------------- -------- ---------- --------
Balance at June 30,
 1995...................   1,805   $ 1,805    4,062          --       17,198              23,065
Restricted stock award..       1         1        5          --          --                    6
Net income..............               --       --           --        2,773               2,773
Cash dividend declared..               --       --           --         (211)               (211)
                           -----   -------   ------       ------      ------     ---      ------
Balance at June 30,
 1996...................   1,806   $ 1,806    4,067          --       19,760              25,633
Exercise of stock
 options................       4         4       36          --          --                   40
Net income..............               --       --           --        2,269               2,269
Cash dividend declared..                                     --         (228)               (228)
                           -----   -------   ------       ------      ------     ---      ------
Balance at June 30,
 1997...................   1,810     1,810    4,103          --       21,801              27,714
Offering proceeds.......   6,481    64,352      --        (1,322)        --               63,030
Earned ESOP shares......       3        17      --            37         --                   54
Conversion transaction..   1,329     4,223   (4,103)         --          --                  120
Exercise of stock
 options................      30        70      --           --          --                   70
Restricted stock award..       3        43      --           (43)        --                  --
Net Income..............               --       --           --        3,628               3,628
Net increase in
 unrealized gain on
 securities available
 for sale, net of taxes.               --       --           --          --        4           4
Cash dividend declared..               --       --           --         (733)     --        (733)
                           -----   -------   ------       ------      ------     ---      ------
Balance at June 30,
 1998...................   9,656   $70,515      --        (1,328)     24,696       4      93,887
                           =====   =======   ======       ======      ======     ===      ======



          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED JUNE 30
                                                     --------------------------
                                                       1996     1997     1998
                                                     --------  -------  -------
Cash flows from operating activities:
  Net income.......................................  $  2,773    2,269    3,628
  Adjustments to reconcile net income to net cash
   provided by operating activities, net of effect
   of acquisition:
    Depreciation and amortization..................       349      996    1,000
    Deferred loan fees, net of amortization........        35       11     (149)
    Provision for loan losses......................       --      (270)     120
    Net increase in loans held for sale............       615   (1,037)     (88)
    Deferred Federal income tax expense (benefit)..       262     (549)     (17)
    Federal Home Loan Bank stock dividends.........       (99)    (111)    (129)
    Recognition of compensation related to ESOP....       --       --        54
    Net change in accrued interest receivable,
     prepaid expenses and other assets, and accrued
     expenses and other liabilities................       411      392     (397)
                                                     --------  -------  -------
      Net cash provided by operating activities....     4,346    1,701    4,022
                                                     --------  -------  -------
Cash flows from investing activities, net of effect
 of acquisition:
  Loans originated, net of principal payments and
   loan sales......................................   (11,211) (37,115) (18,128)
  Principal payments of mortgage backed securities.     1,493      825    1,335
  Maturities of investment securities held to
   maturity........................................    13,300    9,160    6,271
  Purchase of investment securities held to
   maturity........................................   (10,445)  (2,345) (20,748)
  Purchase of premises and equipment...............    (2,204)  (2,023)    (353)
  Cash acquired, net of cash paid for acquisition..       --       --    10,573
                                                     --------  -------  -------
    Net cash used in investing activities..........    (9,067) (31,498) (21,050)
                                                     --------  -------  -------
    Carried forward................................    (4,721) (29,797) (17,028)
                                                     --------  -------  -------
    Brought forward................................    (4,721) (29,797) (17,028)
                                                     --------  -------  -------
Cash flows from financing activities, net of effect
 of acquisition:
  Net increase in deposits.........................    16,322   18,662   22,049
  Net increase (decrease) in FHLB advances.........       --       890     (890)
  Net increase (decrease) in other borrowed funds..    (3,252)     --       185
  Net decrease in advance payments by borrowers for
   taxes and insurance.............................      (100)     (62)     (54)
  Cash dividends paid..............................      (211)    (228)    (342)
  Issuance of restricted stock award and exercise
   of stock options................................         6       40       70
  Net proceeds from stock offering.................       --       --    63,030
                                                     --------  -------  -------
    Net cash provided by financing activities......    12,765   19,302   84,048
                                                     --------  -------  -------
    Net increase (decrease) in cash and cash
     equivalents...................................     8,044  (10,495)  67,020
Cash and cash equivalents at beginning of year.....    10,038   18,082    7,587
                                                     --------  -------  -------
Cash and cash equivalents at end of year...........  $ 18,082    7,587   74,607
                                                     --------  -------  -------
Supplemental disclosures of cash flow information:
 Cash payments for:
  Interest expense.................................  $  8,527    8,945   10,420
  Federal income taxes.............................     1,395      620    1,578
Supplemental disclosure of noncash investing
 activities:
  Mortgage loans transferred to real estate owned..       --       --        82

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Description of Business

  Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank (HB) upon its reorganization from a mutual holding company form of organization to the stock holding company form of organization.

  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries:
Heritage Bank (HB) and North Pacific Bank (NPB) (together, the Banks). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). HB conducts business from its main office in Olympia, Washington and its nine branch offices located in Thurston, Pierce and Mason Counties. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). NPB conducts business through two branch offices in Tacoma, Washington.

  The business of Heritage Bank consists primarily of attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western Washington. HB also makes business loans, residential construction loans, income property loans and consumer loans, primarily second mortgage loans. Although HB has a diversified loan portfolio and its market area enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay these loans is dependent upon the economic stability of the major employers, Federal, State and local governments.

  North Pacific Bank's primary marketing focus is on lending and deposit relationships with small businesses and their owners in their local market area of South Tacoma. North Pacific is substantially involved in Small Business Administration (SBA) lending and provides trade financing services.

 (b) Basis of Presentation

  The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practices within the financial institutions industry, where applicable. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements shown herein prior to the January 8, 1998 stock conversion are for Heritage Bank only as the Company did not engage in any material transactions until after January 8, 1998. The par value of common stock and additional paid-in capital of the Company have been restated to reflect the new par value of the holding company which became effective January 8, 1998. The formation of the holding company was treated in a manner similar to pooling-of-interest accounting. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

 (c) Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks and interest bearing deposits with original maturities of three months or less.

 (d) Investment Securities

  Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

  Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the interest method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of stockholders' equity until realized. Realized gains and losses on sale are computed on the specific identification method.

 (e) Loans Receivable and Mortgage-Backed Securities

  Loans and mortgage backed securities are generally recorded at cost, net of discounts, unearned fees and deferred fees. Discounts and premiums on purchased loans and mortgage-backed securities are amortized using the interest method over the remaining contractual life, adjusted for actual prepayments. Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization. Unrealized losses on such loans are included in income. Mortgage backed securities are carried at amortized cost because the Company has the ability, and it is management's intent, to hold them to maturity.

 (f) Loan Fees

  Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the loans' yields over the contractual lives, adjusted for prepayment of the loans, using the interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

 (g) Allowance for Loan Losses

  A valuation allowance for loans is based on management's estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers' ability to repay, economic and market trends and conditions, holding costs and absorption periods. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses.

  While management uses available information to recognize losses on these loans, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the western Washington region. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

 (h) Impaired Loans

  The accrual of interest on loans is discontinued and the loan is considered impaired when, in the opinion of management, the collectibility of principal or interest is in doubt or generally when the loans are contractually past due 90 days or more with respect to principal or interest. When accrual of interest is discontinued on a loan, the interest accrued but not collected is charged against operations. Thereafter, payments received are generally applied to principal. However, based on management's assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Impaired loans and other nonaccrual loans (smaller balance, homogeneous loans) are returned to an accrual status when management determines that the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

 (i) Mortgage Banking Operations

  The Bank sells mortgage loans primarily on a servicing released basis and recognizes a cash or a present value gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale.

  Loan servicing income is recorded when earned. Loan servicing costs are charged to expense as incurred.

 (j) Real Estate Owned

  Real estate acquired by the Banks in satisfaction of debt is recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value. Subsequently, foreclosed assets are carried at the lower of cost or fair value less estimated costs to sell.

 (k) Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization include buildings and building improvements, 30 to 40 years; and furniture, fixtures and equipment, 3 to 10 years.

 (l) Goodwill

  Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and is being amortized on a straight line basis over 15 years. The Company will periodically evaluate goodwill for impairment.

 (m) Federal Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

 (n) Employee Stock Ownership Plan

  Heritage Bank sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company's common stock. The loan to the ESOP will be repaid principally from the Bank's contribution to the ESOP. The Bank's contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%, after the effect of cash dividends on unallocated shares. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

 (o) Recent Financial Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This Statement requires that the Bank (a) classify items of other comprehensive income by their nature in its financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. This Statement is effective for the year ending June 30, 1999.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 is required for the fiscal year ended June 30, 1999. The Company does not anticipate that the adoption of SFAS No. 130 and 131 will have a material impact on its financial position or results of operations.

  On January 28, 1997, the Securities and Exchange Commission amended their rules and regulations to require public companies to provide enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to their financial statements. The accounting policy requirements become effective for all filings that include financial statements for periods ending after June 15, 1997. The Company had no derivative financial instruments or derivative commodity instruments at June 30, 1998 or at any time during the three year period then ended. The Company believes that it is in compliance with this amended rule.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

June 15, 1999. The Company had no derivatives as of June 30, 1998 nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

(2) ACQUISITION OF NORTH PACIFIC BANK

  The Company completed the acquisition of North Pacific Bank effective June 12, 1998. The Company paid the former stockholder of North Pacific $17.5 million in cash for the common stock of North Pacific. This acquisition was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of North Pacific have been recorded on the books of the Company at their respective fair market values at the effective date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $8.6 million. Amortization of goodwill over a 15 year period will result in a charge to earnings of approximately $575,000 per year. The following are the fair values of assets acquired and liabilities assumed as of the June 12, 1998 acquisition date:

   Cash acquired, net cash paid for acquisition........................ $10,573
   Securities..........................................................  12,277
   Loans, net..........................................................  48,620
   Premises and equipment..............................................   4,397
   Goodwill............................................................   8,631
   Other assets........................................................     499
                                                                        -------
     Total assets...................................................... $84,997
                                                                        =======
   Deposits............................................................ $82,410
   FHLB advances.......................................................     698
   Other borrowed funds................................................     947
   Deferred federal income taxes.......................................     499
   Other liabilities...................................................     443
                                                                        -------
     Total liabilities................................................. $84,997
                                                                        =======

  The financial statements for the year ended June 30, 1998 include the operations of North Pacific Bank from June 12, 1998 to June 30, 1998. The following information presents the actual results of operations for the year ended June 30, 1998 and the proforma results of operations for the years ended June 30, 1998, 1997 and 1996, as though the acquisition had occurred on July 1, 1995. The proforma results do not necessarily indicate the actual result that would have been obtained nor are they necessarily indicative of the future operations of the combined companies.

                                                          YEARS ENDED JUNE 30
                                                           UNAUDITED PROFORMA
                                                  ACTUAL  --------------------
                                                   1998    1996   1997   1998
                                                  ------- ------ ------ ------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)
   Net interest income before provision for loan
    loss......................................... $13,013 11,125 12,665 16,068
   Net income....................................   3,628  2,480  2,002  3,090
   Earnings per common share:
     Basic....................................... $  0.38   0.27   0.21   0.33
     Diluted.....................................    0.37   0.27   0.21   0.31

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(3) LOANS RECEIVABLE AND LOANS HELD FOR SALE

  Loans receivable and loans held for sale at June 30 consist of the following:

                                                               1997     1998
                                                             --------  -------
   Commercial loans......................................... $ 39,445  100,489
   Real Estate Mortgages:
     One to four family residential.........................  103,439   97,598
     Five or more family residential and commercial real
      estate................................................   51,209   57,158
     Total Real Estate Mortgage.............................  154,648  154,756
   Real Estate Construction:
     One to four family residential.........................   12,683   18,192
     Five or more family residential and commercial real
      estate................................................    1,029      527
     Total real estate construction.........................   13,712   18,719
   Consumer.................................................    1,467    3,030
     Subtotal...............................................  209,272  276,994
   Unamortized yield adjustments............................   (1,079)  (1,228)
                                                             --------  -------
     Total Loans Receivable and Loans Held for Sale......... $208,193  275,766
                                                             ========  =======

  Accrued interest on loans receivable amounted to $1,198 and $1,553 as of June 30, 1997 and 1998, respectively. The Company had $133 and $369 of impaired loans which are nonaccruing as of June 30, 1997 and 1998, respectively. The weighted average interest rate on loans was 8.8% and 8.8% as of June 30, 1997 and 1998, respectively.

  Details of certain mortgage banking activities at June 30 are as follows:

                                                                 1997    1998
                                                                ------- ------
   Loans held for sale at lower of cost or market.............. $ 6,323  6,411
   Loans serviced for others...................................  19,162 25,648
   Commitments to sell mortgage loans..........................   8,134 12,418
   Commitments to fund loans (at interest rates approximating market rates)
     Fixed rate................................................   1,902  6,266
     Variable or adjustable rate...............................     193    249

  Servicing fee income from loans serviced for others amounted to $90, $75, and $60 for the years ended June 30, 1996, 1997 and 1998, respectively.

  Commitments to sell mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower's election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-effort basis whereby the Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Bank.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(4) MORTGAGE BACKED SECURITIES

  The amortized cost and fair values of mortgage backed securities held to maturity at June 30 are as follows:

                                                      GROSS      GROSS
                                          AMORTIZED UNREALIZED UNREALIZED FAIR
                                            COST      GAINS      LOSSES   VALUE
                                          --------- ---------- ---------- -----
   1997
   Federal Home Loan Mortgage
    Corporation.........................   $1,062       47         (1)    1,108
   Federal National Mortgage
    Association.........................    1,371       51         (2)    1,420
   Government National Mortgage
    Association.........................    2,726      126         --     2,852
                                           ------      ---        ---     -----
                                           $5,159      224         (3)    5,380
                                           ------      ---        ---     -----
   1998
   Federal Home Loan Mortgage
    Corporation.........................   $  970       61         --     1,031
   Federal National Mortgage
    Association.........................      944       48         (8)      984
   Government National Mortgage
    Association.........................    1,930      138         --     2,068
                                           ------      ---        ---     -----
                                           $3,844      247         (8)    4,083
                                           ======      ===        ===     =====

  The amortized cost and fair values of mortgage backed securities, by contractual maturity, at June 30, 1998 are shown below:

                                                                 AMORTIZED FAIR
                                                                   COST    VALUE
                                                                 --------- -----
   Due after one year through three years.......................  $   11      12
   Due after three years through five years.....................      10      10
   Due after five years through ten years.......................     201     206
   After ten years..............................................   3,622   3,855
                                                                  ------   -----
     Totals.....................................................  $3,844   4,083
                                                                  ======   =====

  Mortgage backed securities included net unamortized discounts of $71 and $48 as of June 30, 1997 and 1998, respectively. Accrued interest receivable on mortgage backed securities was $43 and $32 at June 30, 1997 and 1998, respectively.

(5) ALLOWANCE FOR LOAN LOSSES

  Activity in the allowance for loan losses is summarized as follows:

                                                             FOR THE YEAR ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                              1996  1997   1998
                                                             ------ -----  -----
   Balance at beginning of year............................. $1,720 1,873  2,752
    Provision...............................................    --   (270)   120
    Recoveries..............................................    153 1,152    --
    Charge offs.............................................    --     (3)   --
    Acquired with NPB.......................................    --    --     670
                                                             ------ -----  -----
   Balance at end of year................................... $1,873 2,752  3,542
                                                             ====== =====  =====

  In May 1996, the Bank sold its interest in two loans which were partially charged off. This sale resulted in an excess of net proceeds over the book basis of these loans of $1.3 million. The Bank recorded a recovery of

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

$148 in 1996 which was the pro rata portion of the sale proceeds received in cash versus the amount the Bank financed for the purchaser. The additional $1,152 was recognized as a recovery in 1997 as the Bank received additional collateral on this financing.

(6) SECURITIES AVAILABLE FOR SALE

  The amortized cost and fair values of investment securities available for sale at June 30 are as follows:

                                                       GROSS      GROSS
                                           AMORTIZED UNREALIZED UNREALIZED FAIR
                                             COST      GAINS      LOSSES   VALUE
   1998                                    --------- ---------- ---------- -----
   U.S. Government and its agencies.......  $8,022        6         --     8,028
   Corporate notes........................   1,013       --         --     1,013
                                            ------      ---        ---     -----
     Totals...............................  $9,035        6         --     9,041
                                            ======      ===        ===     =====

  The amortized cost and fair value of securities available for sale, by contractual maturity, at June 30, 1998 are shown below:

                                                                 AMORTIZED FAIR
                                                                   COST    VALUE
                                                                 --------- -----
   Due in one year or less......................................  $3,014   3,014
   Due after one year through three years.......................   5,515   5,521
   Due after three years through five years.....................     --      --
   Due after five years through ten years.......................     506     506
                                                                  ------   -----
     Totals.....................................................  $9,035   9,041
                                                                  ======   =====

  There were no sales of investment securities during the years ended June 30, 1996, 1997 and 1998.

  Accrued interest on investment securities available for sale amounted to $0 and $131 as of June 30, 1997 and 1998, respectively.

  At June 30, 1998, investment securities available for sale with amortized cost values of $2,415 were pledged to secure public deposits and for other purposes as required or permitted by law. No investment securities available for sale were pledged as of June 30, 1997.

(7) SECURITIES HELD TO MATURITY

  The amortized cost and fair values of investment securities held to maturity at June 30 are as follows:

                                                      GROSS      GROSS
                                          AMORTIZED UNREALIZED UNREALIZED  FAIR
                                            COST      GAINS      LOSSES   VALUE
   1997                                   --------- ---------- ---------- ------
   U.S. Government and its agencies......  $ 8,506       9        (17)     8,498
                                           -------     ---        ---     ------
   1998
   U.S. Government and its agencies......   22,996       5        (22)    22,979
   Municipal bonds.......................    2,891      25        ( 3)     2,913
                                           -------     ---        ---     ------
                                           $25,887      30        (25)    25,892
                                           =======     ===        ===     ======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at June 30, 1998 are shown below:

                                                                AMORTIZED  FAIR
                                                                  COST    VALUE
                                                                --------- ------
   Due in one year or less.....................................  $ 5,201   5,203
   Due after one year through three years......................   19,096  19,090
   Due after three years through five years....................      490     492
   Due after five years through ten years......................    1,000   1,007
   Due after ten years.........................................      100     100
                                                                 -------  ------
     Totals....................................................  $25,887  25,892
                                                                 =======  ======

  There were no sales of investment securities during the years ended June 30, 1996, 1997 and 1998.

  Accrued interest on investment securities held to maturity amounted to $125 and $376 as of June 30, 1997 and 1998, respectively.

  At June 30, 1998, investment securities held to maturity with amortized cost values of $1,348 were pledged to secure public deposits and for other purposes as required or permitted by law.

(8) PREMISES AND EQUIPMENT

  A summary of premises and equipment at June 30 follows:

                                                                   1997    1998
                                                                  ------- ------
   Land.......................................................... $ 3,371  4,483
   Buildings and building improvements...........................   8,029 10,453
   Furniture, fixtures and equipment.............................   4,983  7,533
                                                                  ------- ------
                                                                   16,383 22,469
   Less accumulated depreciation.................................   4,181  6,546
                                                                  ------- ------
                                                                  $12,202 15,923
                                                                  ======= ======

  The Company holds property for investment which is recorded at the lower of cost or fair value of $659 at June 30, 1997 and 1998.

(9) DEPOSITS

  Deposits at June 30 consist of the following:

                                                     1997             1998
                                               ---------------- ----------------
                                                AMOUNT  PERCENT  AMOUNT  PERCENT
                                               -------- ------- -------- -------
   Demand deposits............................ $  9,489    4.5% $ 25,810    8.2%
   NOW accounts...............................   20,641    9.8    36,679   11.7
   Money market accounts......................   24,496   11.7    57,614   18.3
   Savings accounts...........................   28,374   13.6    42,785   13.6
                                               --------  -----  --------  -----
   Certificate accounts:......................  126,781   60.4   151,231   48.2
                                               --------  -----  --------  -----
                                               $209,781  100.0% $314,120  100.0%
                                               ========  =====  ========  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  The combined weighted average interest rate of deposits was 4.47% and 4.02% at June 30, 1997 and 1998, respectively. Accrued interest payable on deposits was $78 and $148 at June 30, 1997 and 1998, respectively.

  Interest expense, by category, for the year ended June 30 is as follows:

                                                            1996   1997   1998
                                                           ------ ------ -------
   NOW accounts........................................... $  404 $  490 $   557
   Money market accounts..................................  1,489  1,603   1,808
   Savings accounts.......................................    300    307     346
   Certificate accounts...................................  6,335  6,599   7,404
                                                           ------ ------ -------
                                                           $8,528 $8,999 $10,115
                                                           ====== ====== =======

  Scheduled maturities of certificate accounts at June 30, 1998 are as follows:

                                                                        1998
                                                                      ---------
     Within one year                                                   $143,826
     Between one and two years......................................      5,210
     Between two and three years....................................        774
     Between three and four years...................................         92
                                                                      ---------
     Between four and five years....................................      1,329
     Over five years................................................        --
                                                                      ---------
                                                                       $151,231
                                                                      =========

  As of June 30, 1998, certificates of deposit issued in denominations in excess of $100 totaled $22,975.

(10) FHLB ADVANCES AND STOCK

  The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank of Seattle in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

  A summary of FHLB Advances follows:

                                                                    AT OR FOR
                                                                    THE YEAR
                                                                      ENDED
                                                                    JUNE 30,
                                                                   ------------
                                                                    1997   1998
                                                                   ------  ----
   Balance at June 30............................................. $  890  $698
   Average balance................................................     27   156
   Maximum amount outstanding at any month end....................  1,300   698
   Average interest rate:
     During the year..............................................   5.41% 5.73%
     At June 30...................................................   6.45% 6.20%

  There were no FHLB advances outstanding during the year ended June 30, 1996. The FHLB advances shown at and for the year ended June 30, 1998 were part of the borrowings acquired through North Pacific Bank.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  FHLB advances which have fixed interest rates are scheduled to mature as follows:

                                                                            AT
                                                                         JUNE 30,
                                                                           1998
                                                                         --------
     Note payable, interest only payable monthly at 6.48%,
      maturing on September 6, 2005..................................... $ 328
     Note payable, in $1 monthly installments plus interest
      at 5.95%, maturing on January 2, 2009.............................   370
                                                                         -----
                                                                         $ 698
                                                                         =====

  Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral.

  The Banks may borrow from the FHLB in amounts up to 20% of their total assets.

(11) OTHER BORROWED FUNDS

  Other borrowed funds at June 30, 1998 were acquired through NPB and consist of the following:

     Securities sold under agreements to repurchase..................... $  610
     Subordinated debentures............................................    500
     Other..............................................................     22
                                                                         ------
                                                                         $1,132
                                                                         ======

  There were no securities sold under agreements to repurchase during the year ended June 30, 1997.

  Securities sold under agreements to repurchase are due generally each business day with interest. At June 30, 1998, this agreement carries an interest rate of 3.25%, payable at maturity, and is secured by U.S. Government securities with a fair value of $2,015 at June 30, 1998. The securities sold under agreements to repurchase were under the control of the Company during the period the agreement was outstanding.

  The maximum and average outstanding balances and average interest rates on repurchase agreements were as follows for the year ended June 30:

                                                                           1998
                                                                           ----
     Maximum outstanding at any month-end................................. $610
     Average outstanding..................................................   21
     Weighted average interest rate:
       Annual............................................................. 3.25%
       End of year........................................................ 3.25%

  The subordinated debentures bear interest at 8.5%, adjustable annually at two percentage points above the average October yields for 52-week Treasury Bills. Interest is payable quarterly, and the obligations mature on December 31, 1998. At June 30, 1998, the interest rate on these obligations was 7.64%. These subordinated debentures are included in Tier 2 capital for regulatory capital computations.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(12) FEDERAL INCOME TAXES

  Federal income tax expense (benefit) at June 30 consists of the following:

                                                              1996  1997  1998
                                                             ------ ----  -----
   Current.................................................. $1,173  304  1,980
   Deferred.................................................    262 (549)   (17)
                                                             ------ ----  -----
                                                             $1,435 (245) 1,963
                                                             ====== ====  =====

  Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% for the year ended June 30 as follows:

                                                               1996  1997  1998
                                                              ------ ----  -----
   Income tax expense at Federal statutory rate.............. $1,431  688  1,901
   Reversal of provision for base year bad debt reserve......    --  (938)   --
   Other, net................................................      4    5     62
                                                              ------ ----  -----
                                                              $1,435 (245) 1,963
                                                              ====== ====  =====

  Heritage Bank has been permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. The deduction was based on either specified experience formulas or a percentage of taxable income before such deduction. HB used the percentage of taxable income method for the years ended June 30, 1995 and 1996. This deduction was historically greater than the loan loss provisions recorded for financial accounting purposes. Deferred income taxes are provided on differences between the bad debt reserve for tax and financial reporting purposes only to the extent of the tax reserves arising subsequent to June 30, 1988. Savings institutions were not required to provide a deferred tax liability for the tax bad debt reserves accumulated as of June 30, 1988 which for HB amounted to $938. Starting in the fiscal year ended June 30, 1994, HB established and maintained a deferred income tax liability of $938 due to the potential recapture of the pre-1988 tax bad debt reserve which could have been triggered by the formation of the mutual holding company; a change to a commercial bank charter (which management had been contemplating); or possible legislation which was being debated in Congress.

  Legislation enacted in August 1996 eliminated certain conditions under which recapture of the pre-1988 additions to the tax bad debt reserve would be required. Such conditions are principally conversion to a commercial bank charter or merger with a commercial bank. The pre-1988 reserves would be required to be recaptured under certain other conditions such as payment of dividends in excess of accumulated earnings and profits or other distributions made in connection with the dissolution or liquidation of the Bank. Based on this legislation, HB reversed the $938 deferred tax liability as a reduction of Federal income tax expense during the year ended June 30, 1997.

  The legislation also repealed the reserve method for determining income tax deductions described above. Under the legislation, HB will be required to recapture the post-1988 additions to its bad debt reserve as taxable income over a six to eight year period. HB has provided the appropriate deferred tax liability for these post-1988 additions in the prior years so this legislation had no adverse impact on the results from operations for the year ended June 30, 1997.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases at June 30 (including $499 increase in deferred tax liability related to the acquisition of North Pacific Bank):

                                                                   1997   1998
                                                                   -----  -----
   Deferred tax liabilities:
     Deferred loan fees........................................... $ 412    437
     Premises and equipment.......................................   358  1,277
     FHLB stock...................................................   324    399
     Other........................................................    11     28
                                                                   -----  -----
       Total deferred tax liabilities............................. 1,105  2,141
                                                                   -----  -----
   Deferred tax assets:
     Loan loss allowances.........................................  (292)  (573)
     Management bonus.............................................   --    (218)
     Vacation benefits............................................   (64)   (90)
     Charitable contributions.....................................          (36)
     Other........................................................   (48)   (41)
                                                                   -----  -----
       Total deferred tax assets..................................  (404)  (958)
                                                                   -----  -----
       Deferred taxes payable, net................................ $ 701  1,183
                                                                   =====  =====

(13) STOCKHOLDERS' EQUITY

 (a) Stock Offering and Conversion

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

  Concurrent with the January 1998 stock conversion, Heritage Savings Bank established a liquidation account equal to $18.4 million which represents the Mutual Holding Company's ownership interest in its Bank subsidiary at June 30, 1997 plus the amount of dividends waived by the Mutual Holding company. The liquidation account is maintained for the benefit of eligible depositors who maintain eligible accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain eligible accounts shall be entitled to receive a distribution from the liquidation account before any liquidating distribution may be made with respect to common stock.

 (b) Earnings Per Common Share

  The Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share" for the period ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  The following tables illustrate the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                        YEAR ENDED JUNE 30,
                                                   -----------------------------
                                                     1996      1997      1998
                                                   --------- --------- ---------
Basic:
  Weighted average shares......................... 1,805,140 1,807,782 9,464,896
  Effect of stock conversion...................... 7,469,888 7,500,848       --
                                                   --------- --------- ---------
  Weighted average shares outstanding............. 9,295,028 9,308,630 9,464,896
                                                   ========= ========= =========
Diluted:
  Basic weighted average shares outstanding....... 9,295,028 9,308,630 9,464,896
  Incremental shares from stock options...........    59,594    83,004   351,497
                                                   --------- --------- ---------
  Weighted average shares outstanding............. 9,354,622 9,391,634 9,816,393
                                                   ========= ========= =========

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

 (c) Cash Dividend Declared

  On March 24, 1998, the Company announced a quarterly cash dividend of 3.5 cents per share payable on April 15, 1998 to shareholders of record on April 6, 1998.

  On June 23, 1998, the Company announced a quarterly cash dividend of 4 cents per share payable on July 15, 1998 to shareholders of record on July 6, 1998.

 (d) Restrictions on Dividends

  Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from the Banks and earnings from the investment of the net proceeds from the Conversion retained by the Company. The FDIC and the Washington State Department of Financial Institutions ("DFI") have the authority under their supervisory powers to prohibit the payment of dividends by the Banks to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of (i) the greater of the HB's net income for the current fiscal year or (ii) the average of the HB's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, HB may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of HB below the amount required for the liquidation account. For the twelve months ended January 8, 1999, the Company may not, without prior approval of the FDIC, pay any cash dividends which in the aggregate exceed consolidated earnings of the Company and may not effect a tax free return of capital to its shareholders. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(14) REGULATORY CAPITAL REQUIREMENTS

  The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

Act of 1956, as amended, and the regulations of the Federal Reserve. Each of the Banks is a state chartered, federally insured institution and thereby subject to the capital requirements established by the Federal Deposit Insurance Corporation (FDIC). The Federal Reserve requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

  Pursuant to minimum capital requirements of the Federal Deposit Insurance Corporation, the Banks are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. At June 30, 1998, the Company and the Banks exceeded the minimum capital requirements and the requirements for well capitalized institutions as shown below. As of June 30, 1997 and 1998, the Banks were classified as "well capitalized" institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Banks' classification as well capitalized institutions.

                                    MINIMUM     WELL-CAPITALIZED
                                 REQUIREMENTS     REQUIREMENTS      ACTUAL
                                 -------------------------------  -----------
                                    $      %        $       %       $     %
                                 -------- --------------- -------------- ----
AS OF JUNE 30, 1998:
The Company consolidated
  Tier 1 leverage capital to
   average assets............... $ 10,466    3%    17,443      5% 85,155 24.4%
  Tier 1 capital to risk-
   weighted assets..............   10,829    4%    16,243      6% 85,155 31.5%
  Total capital to risk-weighted
   assets.......................   21,657    8%    27,072     10% 89,041 32.9%
Heritage Bank
  Tier leverage capital to
   average assets...............    8,830    3%    14,717      5% 63,221 21.5%
  Tier 1 capital to risk-
   weighted assets..............    8,289    4%    12,434      6% 63,221 30.5%
  Total capital to risk-weighted
   assets.......................   16,579    8%    20,723     10% 65,815 31.8%
North Pacific Bank
  Tier 1 leverage capital to
   average assets...............    2,383    3%     3,972      5%  8,967 11.3%
  Tier 1 capital to risk-
   weighted assets..............    2,438    4%     3,658      6%  8,967 14.7%
  Total capital to risk-weighted
   assets.......................    4,877    8%     6,096     10% 10,137 16.6%
AS OF JUNE 30, 1997:
Heritage Bank
  Tier 1 leverage capital to
   average assets...............    7,116    3%    11,860      5% 27,714 11.7%
  Tier 1 capital to risk-
   weighted assets..............    7,085    4%    10,628      6% 27,714 15.6%
  Total capital to risk-weighted
   assets.......................   14,171    8%    17,714     10% 29,935 16.9%

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

(15) STOCK OPTION PLANS

  In September 1994, the HB's stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of HB at the discretion of the Board of Directors. On September 24, 1996, the

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES stockholders of HB approved the adoption of the 1997 stock option plan which is generally similar to the 1994 plan. The 1997 plan does not affect any options granted under the 1994 plan.

  Under both of these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of HB's or Company's common stock. The 1994 plan provides for the grant of options and stock awards up to 67,000 shares. The 1997 plan provides for the granting of options and stock awards for up to 50,000 common shares. The above 117,000 shares approved under the 1994 and 1997 plans for the grant of options and stock awards were converted to 602,456 shares at January 8, 1998 using the exchange ratio of one share of HB common stock for 5.1492 shares of the Company's common stock.

  Stock options are generally exercisable ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years.

  The following table summarizes activity on stock options for the years ended June 30, 1995, 1996 and 1997. Option activity for the periods prior to the stock offering January 8, 1998 has been restated using the exchange ratio of one share of HB common stock for 5.1492 shares of the Company's common stock.

                                                  OUTSTANDING     EXERCISABLE
                                                    OPTIONS         OPTIONS
                                                 --------------- ---------------
                                                           AVG.            AVG.
                                                          OPTION          OPTION
SHARES UNDER OPTION                              SHARES   PRICE  SHARES   PRICE
-------------------                              -------  ------ -------  ------
Balance at June 30, 1995.......................  231,713  $ 1.98  77,237  $1.98
Options granted................................   36,044    3.11
Became exercisable.............................                   77,237   1.98
Less: Exercised................................   (3,429)   1.94  (3,429)  1.94
                                                 -------  ------ -------  -----
Balance at June 30, 1996.......................  264,328  $ 2.14 151,046  $1.99
                                                 =======  ====== =======  =====
Options granted................................  308,942    3.58     --     --
Became exercisable.............................      --      --   88,207   2.14
Less: Exercised................................  (20,339)   1.94 (20,339)  1.94
                                                 -------  ------ -------  -----
Balance at June 30, 1997.......................  552,931  $ 2.95 218,914  $2.05
                                                 =======  ====== =======  =====
Options granted................................    9,000   14.38     --     --
Became exercisable.............................      --      --  108,009   3.53
Less: Exercised................................  (30,291)   2.32 (30,291)  2.32
  Expired or canceled..........................  (15,053)   3.58     --     --
                                                 -------  ------ -------  -----
Balance at June 30, 1998.......................  516,587  $ 3.17 296,632  $2.56
                                                 =======  ====== =======  =====

  Under the 1997 plan, a restricted stock award of 3,000 shares with a fair value of $43 has been granted to a key officer and requires five years of continuous employment from the date of award. These shares were issued during June 1998 and will be recognized as compensation expense using the fair value of the shares on the date of award over the five year period. No restricted stock awards were granted in 1996 and 1997.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  Financial data pertaining to outstanding stock options at June 30, 1998 were as follows:

                                                             WEIGHTED AVERAGE
                                          NUMBER OF OPTION REMAINING CONTRACTUAL
   EXERCISE PRICE                              SHARES         LIFE (IN YEARS)
   --------------                         ---------------- ---------------------
   $ 1.94................................     165,390                  2.6
   $ 2.33................................      17,146                  3.0
   $ 3.11................................      36,042                  5.0
   $ 3.58................................     289,009                  5.6
   $14.38................................       9,000                  7.0
                                              -------            ---------
                                              516,587            4.5 years
                                              =======            =========

  Effective July 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion 25. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined using the fair value method consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED JUNE
                                                                    30,
                                                             ------------------
                                                              1996  1997  1998
                                                             ------ ----- -----
   Net income:
     As reported............................................ $2,773 2,269 3,628
     Pro forma..............................................  2,772 2,239 3,566
   Earnings per common share:
    Basic:
     As reported............................................ $ 0.30  0.24  0.38
     Pro forma..............................................   0.30  0.24  0.38
    Diluted:
     As reported............................................ $ 0.30  0.24  0.37
     Pro forma..............................................   0.30  0.24  0.36

  The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

  The fair value of options granted is estimated on the date of grant using the minimum value method for grants in 1996 and 1997. The fair value of options granted during 1998 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

                                   RISK FREE EXPECTED            EXPECTED
                                   INTEREST  LIFE (IN  EXPECTED  DIVIDEND  FAIR
   YEAR OF GRANT                     RATE     YEARS)  VOLATILITY  YIELD   VALUE
   -------------                   --------- -------- ---------- -------- ------
    1996.........................    6.50%       7        NA         3%   $ 3.09
    1997.........................    6.50%       7        NA         3%     3.19
    1998.........................    6.00%       7        25%      1.3%    11.49

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(16) EMPLOYEE BENEFIT PLANS

  The Company maintains a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company's policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $192, $246 and $240 are included in the consolidated statements of income for the years ended June 30, 1996, 1997 and 1998, respectively.

  The Company also maintains a salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with one year of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above. Employer contributions for the years ended June 30, 1996, 1997 and 1998 were $82, $87 and $104, respectively.

(17) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

  Heritage Bank established for eligible employees an employee stock ownership plan (ESOP) and related trust effective July 1, 1994 which became active upon the former mutual holding company's conversion to a stock-based holding company in January 1995. Eligible participants include eligible employees of the Company who are at least 21 years of age and with one year of service. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years. Heritage Bank contributed $44 and $75 to the ESOP for the years ended June 30, 1996 and 1997. Prior to the January 8, 1998 stock offering, the ESOP owned the common stock of Heritage Bank with no related debt.

  In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from HB's contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense for the year ended June 30, 1998 was $95.

  As of June 30, 1998, the Company has allocated or committed to be released to the ESOP 3,673 earned shares and has 128,577 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,897 at June 30, 1998.

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of values. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Bank.

 (a) Financial Instruments With Book Value Equal to Fair Value

  The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

 (b) Investment Securities

  The fair value of all investment securities excluding Federal Home Loan Bank
(FHLB) stock was based upon quoted market prices. FHLB stock is not publicly traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

 (c) Loans

  For most loans, fair value is estimated using market prices for mortgage backed securities with similar rates and average maturities adjusted for servicing costs or calculated by discounting expected cash flows over the estimated life of the loans using a current market rate reflecting the risk associated with comparable loans. Commercial loans and construction loans which are variable rate and short-term are reflected with fair values equal to book value.

 (d) Deposits

  For deposits with no contractual maturity, the fair value is equal to the book value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and an alternative cost of funds rate.

 (e) FHLB Advances

  The fair value of FHLB advances are estimated based on discounting the future cash flows using the rate currently offered on similar borrowings with similar maturities.

 (f) Subordinated Debentures

  The fair value of the subordinate debentures is estimated based on discounting the estimated future cash flows using the rate currently offered on similar borrowings with similar remaining maturities.

 (g) Other Borrowings

  Other borrowings consist of reverse repurchase agreements and a note payable at no stated interest rate. Reverse repurchase agreements mature daily and are valued the same as book value. The note payable fair value is based on discounting the estimated future cash flows using the rate currently offered on similar borrowings with similar remaining maturities.

 (h)  Off-Balance Sheet Financial Instruments

  The fair value of off-balance sheet commitments to extend credit is considered equal to its notional amount.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

  The table below presents the book value amount of the Bank's financial instruments and their corresponding fair values at June 30:

                                                     1997             1998
                                               ---------------- ----------------
                                                 BOOK    FAIR     BOOK    FAIR
                                                VALUE    VALUE   VALUE    VALUE
                                               -------- ------- -------- -------
FINANCIAL ASSETS
Cash on hand and in banks..................... $  7,412   7,412 $ 12,065  12,065
Interest bearing deposits.....................      175     175   50,542  50,542
Investment securities available for sale......      --      --     9,041   9,041
Investment securities held to maturity........    8,506   8,498   25,887  25,892
FHLB stock....................................    1,511   1,511    1,985   1,985
Mortgage backed securities....................    5,159   5,380    3,844   4,083
Loans.........................................  205,441 207,094  272,224 277,205
FINANCIAL LIABILITIES
Deposits:
  Savings, money market and demand............   83,000  83,000  162,889 162,889
  Time certificates...........................  126,781 126,568  151,231 151,204
                                               -------- ------- -------- -------
    Total deposits............................ $209,781 209,568 $314,120 314,093
                                               ======== ======= ======== =======
FHLB advances................................. $    890     890 $    698     714
Other borrowed funds.......................... $    --      --  $  1,132   1,134

(19) CONTINGENCIES

  The Company is involved in numerous business transactions which, in some cases, depend on regulatory determination as to compliance with rules and regulations. Also, the Company has certain litigation and negotiations in progress. All such matters are attributable to activities arising from normal operations. In the opinion of management, after review with legal counsel, the eventual outcome of the aforementioned matters is unlikely to have a materially adverse effect on the Company's consolidated financial statements or its financial position.

(20) SUBSEQUENT EVENT

  On August 17, 1998, the Company entered into a definitive merger agreement with Harbor Bancorp, Inc. whereby Harbor and its wholly owned subsidiary, The Bank of Grays Harbor, would be merged into the Company. The Company will exchange sufficient shares of the Company's common stock at an exchange ratio (based on the Company's average stock price prior to the consummation of the transaction) that provides a value of $155 per share for each outstanding share of and option to acquire Harbor Bancorp common stock. This transaction is expected to be accounted for as a pooling of interests and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Harbor. The agreement is subject to approval of shareholders of the Company and Harbor and appropriate regulatory authorities and is anticipated to be closed during the quarter ending March 31, 1999.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(21) HERITAGE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

  Heritage Financial Corporation (HFC) was established in connection with the January 1998 stock conversion and stock offering. HFC's first operating period was from January 8, 1998 to June 30, 1998 and therefore no prior year financial information is presented below.

                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                  CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                   JUNE 30, 1998
                                                                   -------------
                              ASSETS
                              ------
Interest earning deposits.........................................    $12,280
Loans receivable--ESOP............................................      1,304
Investment in subsidiary banks....................................     80,895
Other assets......................................................        111
                                                                      -------
                                                                      $94,590
                                                                      =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Liabilities.......................................................        728
Total stockholders' equity........................................     93,862
                                                                      -------
                                                                      $94,590
                                                                      =======

                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                         CONDENSED STATEMENT OF INCOME

                                                                    YEAR ENDED
                                                                   JUNE 30, 1998
                                                                   -------------
Interest income:
  Interest bearing deposits.......................................    $  737
  ESOP loan.......................................................        54
Other income:
  Equity in undistributed income of subsidiaries..................     3,273
                                                                      ------
    Total income..................................................     4,064
                                                                      ------
Other expenses....................................................       253
  Income before federal income taxes..............................     3,811
Provision for income taxes........................................       183
                                                                      ------
  Net income......................................................    $3,628
                                                                      ======
Basic earnings per common share...................................    $ 0.38
Diluted earnings per common share.................................    $ 0.37

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED
                                                                  JUNE 30, 1998
                                                                  -------------
Cash flows from operating activities:
  Net income.....................................................    $ 3,628
  Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed income of subsidiaries.........................     (3,273)
    Recognition of compensation related to ESOP..................         12
    Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other
     liabilities.................................................        617
                                                                     -------
      Net cash provided by operations............................        984
Cash flows from investing activities:
  ESOP loan net of principal repayments..........................     (1,304)
  Acquisition of wholly owned bank subsidiaries..................    (50,158)
                                                                     -------
      Net cash used in investing activities......................    (51,462)
Cash flows from financing activities:
  Cash dividends paid............................................       (342)
  Issuance of restricted stock award and exercise of stock
   options.......................................................         70
  Net proceeds from stock offering...............................     63,030
                                                                     -------
      Net cash provided by financing activities..................     62,758
                                                                     -------
      Net increase (decrease) in cash and cash equivalents.......     12,280
Cash and cash equivalents at beginning of year...................        --
                                                                     -------
Cash and cash equivalents at end of year.........................    $12,280

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

                                                   YEAR ENDED JUNE 30, 1998
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
   Interest income............................. $5,050   5,380   6,122   6,589
   Interest expense............................  2,405   2,571   2,510   2,642
                                                ------   -----   -----   -----
     Net interest income.......................  2,645   2,809   3,612   3,947
   Provision for loan losses...................     30      30      30      30
                                                ------   -----   -----   -----
     Net interest income after provision for
      loan losses .............................  2,615   2,779   3,582   3,917
   Non-interest income.........................    893     880   1,047     971
   Non-interest expense........................  2,563   2,657   2,849   3,024
                                                ------   -----   -----   -----
     Income before provision for income taxes..    945   1,002   1,780   1,864
   Provision for income taxes..................    335     356     621     651
                                                ------   -----   -----   -----
   Net income.................................. $  610     646   1,159   1,213
   Basic earnings per share.................... $ 0.06    0.07    0.12    0.13
   Diluted earnings per share..................   0.06    0.07    0.12    0.12
   Cash dividends declared.....................    --      --    0.035    0.04

                                                   YEAR ENDED JUNE 30, 1997
                                                --------------------------------
                                                 FIRST   SECOND   THIRD  FOURTH
                                                QUARTER  QUARTER QUARTER QUARTER
                                                -------  ------- ------- -------
   Interest income............................. $4,459    4,591   4,592   4,870
   Interest expense............................  2,246    2,270   2,199   2,285
                                                ------    -----   -----   -----
     Net interest income.......................  2,213    2,321   2,393   2,585
   Provision for loan losses...................     --       --      --    (270)
                                                ------    -----   -----   -----
     Net interest income after provision for
      loan losses..............................  2,213    2,321   2,393   2,855
   Non-interest income.........................    866      846     726     909
   Non-interest expense........................  3,414    2,389   2,400   2,902
                                                ------    -----   -----   -----
     Income before provision for income taxes..   (335)     778     719     862
   Provision for income taxes.................. (1,051)     266     245     295
                                                ------    -----   -----   -----
   Net income.................................. $  716      512     474     567
   Basic earnings per share.................... $ 0.08     0.05    0.05    0.06
   Diluted earnings per share..................   0.08     0.05    0.05    0.06
   Cash dividends declared.....................     NM       NM      NM      NM

  Cash dividends prior to January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.

                     CORPORATE AND SHAREHOLDER INFORMATION

DIRECTORS:                                EXECUTIVE OFFICERS:

Donald V. Rhodes                          HERITAGE FINANCIAL CORPORATION
Chairman, President &                     Donald V. Rhodes
Chief Executive Officer                   Chairman, President & Chief
Heritage Financial Corporation            Executive Officer

Lynn M. Brunton                           Wendy K. Gauksheim
Community Volunteer                       Vice President and Corporate
                                          Secretary
John A. Clees
President                                 James Hastings
Clees Miles CPA Group                     Vice President and Treasurer

Daryl D. Jensen                           HERITAGE BANK
President                                 Donald V. Rhodes
Sunset Life Insurance Company             Chairman and Chief Executive Officer

H. Edward Odegard                         Brian L. Vance
Retired former Co-Owner                   President and Chief Operating
The Valley Athletic Club                  Officer

James P. Senna                            John D. Parry
President and Chief Executive Officer     Executive Vice President
Shee Atika, Inc.
                                          Wendy K. Gauksheim
Peter K. Wallerich                        Senior Vice President and Corporate
Private Investor                          Secretary

Former Chairman and Chief Executive       James Hastings
Officer                                   Senior Vice President and Treasurer
North Pacific Bancorporation
                                          NORTH PACIFIC BANK
Philip S. Weigand                         Scott D. Winship
Real Estate Agent                         President
Virgil Adams Real Estate

                                          TRANSFER AGENT AND REGISTRAR:
STOCK LISTING:                            U. S. Stock Transfer Corporation
NASDAQ Stock Market--Symbol "HFWA"        1745 Gardena Avenue
Common Stock                              Glendale, CA 91204
                                          818/502-1404


SHAREHOLDER / INVESTOR INFORMATION:
Shareholders and investors interested in additional information about Heritage Financial Corporation or to request a copy of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K may contact:

                           Wendy K. Gauksheim
                           Vice President and Corporate Secretary
                           Heritage Financial Corporation
                           PO Box 1578
                           Olympia, WA 98507
                           360/943-1500 extension 8126

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.
 -------
  3.1    Articles of Incorporation(1)
  3.2    Bylaws of the Company(1)
 10.1    1998 Stock Option and Restricted Stock Award Plan(2)
 10.2    Employment Agreement between the Company and Donald V. Rhodes, effective as of October 1, 1997.(1)
         Severance Agreement between the Company and Brian L. Vance, effective
 10.3    October 1, 1997.(1)
         Severance Agreement between the Company and John D. Parry, effective
 10.4    October 1, 1997.(1)
 10.5    Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)
 21.0    Subsidiaries of the Company are:
         (a) Heritage Savings Bank, Olympia, Washington (a Washington state chartered savings bank)
         (b) North Pacific Bank, Tacoma, Washington (a Washington state chartered commercial bank)
 23.0    Consent of KPMG Peat Marwick LLP
 24.0    Power of Attorney dated September 1, 1998
 27.0    1998 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders to be held on October 15, 1998.