Form 10-Q
period 1998-09-30
HERITAGE FINANCIAL CORP /WA/
filed 1998-11-05
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 3, 1998 there were outstanding 9,907,444 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX


PART I.      Financial Information
-------      ---------------------

   Item 1.   Condensed Consolidated Financial Statements (Unaudited):    Page
                                                                         ----

             Consolidated Statements of Income for the Three               3
             Months Ended September 30, 1997 and 1998

             Consolidated Statements of Financial Condition                4
             As of June 30, 1998 and September 30, 1998

             Consolidated Statements of Stockholders' Equity and           5
             Comprehensive Income for the Three Months Ended
             September 30, 1998

             Consolidated Statements of Cash Flows for the                 6
             Three Months Ended September 30, 1997 and 1998

             Notes to Condensed Consolidated Financial Statements          7

   Item 2.   Management's Discussion and Analysis of                       9
             Financial Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk   14

PART II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K                             16


 Signatures                                                               17

                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                       ---------------------
                                                        1997            1998
                                                        ----            ----
INTEREST INCOME :
     Loans                                             $4,742           6,531
     Mortgage backed securities                           107              78
     Investment securities and FHLB dividends             153             513
     Interest bearing deposits                             48             694
                                                       ------           -----
            Total interest income                       5,050           7,816
INTEREST EXPENSE :
     Deposits                                           2,398           3,120
     Borrowed funds                                         8              24
                                                       ------           -----
            Total interest expense                      2,406           3,144
                                                       ------           -----
            Net interest income                         2,644           4,672
PROVISION FOR LOAN LOSSES                                  30              90
                                                       ------           -----
     Net interest income after provision for loan loss  2,614           4,582
NONINTEREST INCOME :
     Gains on sales of loans                              542             588
     Commissions on sales of annuities
         and securities                                    52              32
     Service charges on deposits                          121             215
     Rental income                                         52              63
     Other income                                         127             242
                                                       ------           -----
            Total noninterest income                      894           1,140
NONINTEREST EXPENSE :
     Salaries and employee benefits                     1,468           1,969
     Building occupancy                                   423             588
     Data processing                                      147             196
     Marketing                                             85             126
     Goodwill Amortization                                  -             144
     Other                                                440             700
                                                       ------           -----
            Total noninterest expense                   2,563           3,723
                                                       ------           -----
      Income before federal income tax                    945           1,999
       Federal income tax                                 335             722
                                                       ------           -----
            Net income                                 $  610           1,277
                                                       ======           =====

Earnings per share :
   Basic                                               $ 0.07            0.13
   Diluted                                             $ 0.06            0.13

           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                            June 30,     September 30,
                                                                             1998            1998
                                                                          ----------------------------
                                  Assets                                                  (Unaudited)
Cash on hand and in banks                                                   $ 12,065        12,361
Interest earning deposits                                                     50,542        50,560
Federal funds sold                                                            12,000         5,500
Investment securities available for sale                                       9,041        10,105
Investment securities held to maturity                                        25,887        18,398
Mortgage backed securities held to maturity                                    3,844         3,596
Loans held for sale                                                            6,411         5,995
Loans receivable                                                             269,355       284,425
Less:  Allowance for loan losses                                              (3,542)       (3,626)
                                                                          ----------------------------
       Loans, net                                                            265,813       280,799
Real Estate Owned                                                                 82             -
Premises and equipment, net                                                   15,923        16,298
Federal Home Loan Bank stock                                                   1,985         2,023
Accrued interest receivable                                                    2,275         2,338
Prepaid expenses and other assets                                              1,352         1,440
Goodwill                                                                       8,631         8,487
                                                                          ----------------------------
                                                                            $415,851       417,900
                                                                          ============================
                 Liabilities and Stockholders' Equity
Deposits                                                                     314,120       314,216
Advances from Federal Home Loan Bank                                             698           693
Other borrowings                                                               1,132           894
Advance payments by borrowers for taxes and insurance                            419           677
Accrued expenses and other liabilities                                         4,412         4,991
Deferred Federal income taxes                                                  1,183         1,198
                                                                          ----------------------------
                                                                             321,964       322,669
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
          9,656,176 shares and 9,776,292 outstanding, respectively            70,515        70,962
      Unearned compensation ESOP and Other                                    (1,328)       (1,306)
      Retained earnings, substantially restricted                             24,696        25,543
      Accumulated other comprehensive income                                       4            32
                                                                          ----------------------------
               Total stockholders' equity                                     93,887        95,231

Commitments and contingencies
                                                                          ----------------------------
                                                                            $415,851       417,900
                                                                          ============================

           See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Three Months Ended September 30, 1998
                             (Dollars in Thousands)
                                  (Unaudited)

                                     Number                   Unearned                          Accumulated
                                       of                   compensation                           other             Total
                                     common     Common        ESOP and         Retained        comprehensive     stockholders'
                                     shares     stock           other          earnings           income             equity
                                     -----------------------------------------------------------------------------------------
Balance at June 30, 1998              9,656     $70,515        (1,328)          24,696               4               93,887

Earned ESOP shares                        -           3            22                -               -                   25

Exercise of stock options               120         444             -                -               -                  444

Net income                                -           -             -            1,277               -                1,277

Increase in unrealized gain on
 securities available for sale,
 net of tax                               -           -             -                -              28                   28

Cash dividend declared                    -           -             -             (430)              -                 (430)
                                     -----------------------------------------------------------------------------------------
Balance at Sept 30, 1998              9,776     $70,962        (1,306)          25,543              32               95,231
                                     =========================================================================================


                                                 Three months ended
             Comprehensive Income                  September 30,
                                              -----------------------
                                              1997              1998
                                              -----------------------
Net income                                    $ 610            $1,277

Increase in unrealized gain on securities
     available for sale, net of tax               -                28
                                              -----------------------
   Comprehensive income                       $ 610            $1,305
                                              =======================

           See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  Three Months
                                                                                     Ended
                                                                                  September 30,
                                                                              --------------------
                                                                                1997         1998
                                                                                ----         ----
Cash flows from operating activities:
    Net income                                                                $   610        1,277
    Adjustments to reconcile net income to net cash
     provided by operating activities
          Amortization of goodwill                                                  -          144
          Depreciation and amortization                                           252          186
          Deferred loan fees, net of amortization                                 (56)           -
          Provision for loan losses                                                30           90
          Net decrease in loans held for sale                                     872          416
          Federal Home Loan Bank stock dividends                                  (30)         (37)
          Sale of real estate owned                                                 -           82
          Recognition of compensation related to ESOP                               -           26
          Net change in accrued interest receivable, prepaid
           expenses and other assets, and accrued expenses and
           other liabilities                                                   (1,283)         539
                                                                              --------------------
                Net cash provided by operating activities                         394        2,723
                                                                              --------------------
Cash flows from investing activities:
    Loans originated, net of principal payments and loan sales                 (2,883)     (15,076)
    Principal payments of mortgage backed securities                              235          249
    Proceeds from maturities of investment securities held to maturity            570        7,500
    Purchase of investment securities available for sale                            -       (1,033)
                                                                              --------------------
    Purchase of premises and equipment                                            (98)        (718)
                Net cash used in investing activities                          (2,176)      (9,078)
                                                                              --------------------
Cash flows from financing activities:
    Net increase in deposits                                                    7,167           96
    Net decrease in borrowed funds                                               (890)        (243)
    Net increase in advance payment by borrowers for taxes
     and insurance                                                                315          258
    Cash dividends paid                                                             -         (386)
    Proceeds from exercise of stock options                                         -          444
                                                                              --------------------
                Net cash provided by financing activities                       6,592          169
                                                                              --------------------
                Net increase (decrease) in cash and cash equivalents            4,810       (6,186)
Cash and cash equivalents at beginning of period                                7,587       74,607
                                                                              --------------------
Cash and cash equivalents at end of period                                    $12,397       68,421
                                                                              ====================
Supplemental disclosures of cash flow information:
    Cash payments for:
          Interest expense                                                    $ 2,444        3,128
          Federal income taxes                                                      -          410

See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended September 30, 1998 and 1997
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 (a.)  Description of Business
Heritage Financial Corporation (the "Company") was organized in August 1997 as the holding company for Heritage Savings Bank (the "Bank"). Effective January 8, 1998, the Company closed its second step conversion and stock offering which resulted in $63 million in net proceeds. Effective January 9, 1998, the Company's common stock began to trade on the Nasdaq National Market under the symbol "HFWA". Prior to January 8, 1998 the Bank was majority-owned by Heritage Financial Corporation, M.H.C. (MHC), a Washington state mutual holding company, whose securities were not registered pursuant to the Securities Exchange Act of 1934, nor publicly traded. Effective January 8, 1998, the MHC was merged into the Bank.

 (b.)  Basis of Presentation
The financial statements shown herein are for the Bank only through December 31, 1997 and for the consolidated Company thereafter. The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's June 30, 1998 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and the Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, contingent assets and liabilities and revenues and expenses for the periods presented.

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

b.)  Earnings per Share
The following tables illustrate the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                Three months ended September 30,
                                                      1997             1998
                                               ---------------------------------
Basic:
                                                      1,809,616       9,708,441
      Weighted average shares                         7,508,459               -
      Effect of stock conversion               ---------------------------------
      Weighted average shares outstanding             9,318,075       9,708,441
                                               =================================

Diluted:
                                                      9,318,075       9,708,441
      Basic weighted average share outstanding           91,607         298,621
      Incremental shares from stock options    ---------------------------------
      Weighted average shares outstanding             9,409,682      10,007,062
                                               =================================

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

c.   Cash Dividend Declared
On September 21, 1998, the Company announced a quarterly cash dividend of 4.5 cents per share payable on October 15, 1998 to shareholders of record on October 6, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the June 30, 1998 audited consolidated financial statements and notes thereto included in the Company's recent Annual Report on Form 10-K and the Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573.

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

Financial Condition Data

The Company's total assets and deposits at September 30, 1998 reached $417.9 million and $314.2 million, respectively. Both categories showed slight increases over June 30, 1998 due to the one time withdrawal of approximately $17 million in temporary funds which were deposited in June 1998. Excluding the impact of this $17 million withdrawal, total assets and deposits rose 5% and 6%,
respectively, during the three months ended September 30, 1998.   Net loans
(including loans held for sale) increased $14.6 million, or 5%, to $286.8 million from June 30, 1998. Commercial loans increased to $107.3 million at September 30, 1998, compared with $100.5 million at June 30, 1998, an increase of 7%.

Earnings Summary

Net income for the three months ended September 30, 1998 was $1.3 million, or $0.13 per diluted share, compared to $610,000, or $0.06 per diluted share, for the same period last year, an increase of 109%. The increase in net income was primarily attributable to a $143 million increase in the average balance of earning assets. The majority of the increase in earning assets resulted from the acquisition of North Pacific Bank in June 1998 and the influx of $63 million in net proceeds from the Company's January 1998 stock offering.

Net Interest Income

Net interest income for the three months ended September 30, 1998 increased 77% to $4.7 million from $2.6 million for the same quarter of fiscal 1998. This increase in net interest income was predominately due to a $143 million, or 63%, increase in the average balance of earning assets for the current quarter versus the same quarter last year.

Net interest margin (net interest income divided by average interest earning assets) widened to 5.08% for the current quarter from 4.70% for the same quarter last year and from 4.99% for the quarter ended June 30, 1998. The increase in net interest margin reflects the substantial influx in equity capital from the January 1998 stock offering and the impact of the acquisition of North Pacific Bank. North Pacific Bank's earning assets had a higher net interest margin for the current quarter (approximately 6.28%) than Heritage Bank's earning assets. Despite the improved net interest margin, the Company continues to experience downward pressure on lending spreads due to increased
competition and the shape of the yield curve.   While net interest margin
widened, net interest spread declined to 3.99% for the current quarter from 4.25% for the three months ended September 30, 1997. The average yield of earning assets decreased to 8.50% for the current quarter from 8.97% for the same quarter last year due to the investment of the stock offering net proceeds in lower yielding assets as management seeks to deploy the funds in higher yielding loans. However, the average yield on loans increased to 9.39% for the September 1998 quarter from 9.18% for the September 1997 quarter due to the Company's focus on increasing commercial loans in its overall loan mix. Similarly, the Company's cost of funds has decreased to 4.51% for the current quarter from 4.72% for the September 1997 quarter due to the increase in lower costing deposits, primarily savings, interest bearing demand and money market accounts. This structural shift in deposit mix is part of the Company's strategy to increase its emphasis on commercial banking relationships and to reduce its dependency on certificates of deposit. The implementation of the increased emphasis on commercial banking relationships was enhanced by the acquisition of North Pacific Bank.

Provision for Loan Losses

The Company increased the provision for loan losses to $90,000 for the current quarter from $30,000 for the September 1997 quarter in order to maintain its allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth.

Noninterest Income

Noninterest income for the three months ended September 30, 1998 increased $246,000, or 28%, to $1.1 million from $894,000 for the September 1997 quarter. The majority of this increase ($209,000) was in the categories of service charges on deposits and other income which experienced substantial growth due to the addition of North Pacific Bank's fee and other income generating activities and the growth in Heritage Bank's deposit service charge income. Gains on sales of loans increased $46,000, or 8%, to $588,000 in the current quarter from $542,000 for the same period last year as a result of the increased volume of mortgage loans sold during the current quarter.

Noninterest Expense

Noninterest expense for the September 1998 quarter increased $1.16 million, or 45%, to $3.7 million from $2.6 million for the September 1997 quarter. Of this $1.16 million increase, approximately $1 million was attributable to the inclusion of the ongoing operations of North Pacific Bank and the $144,000 amortization of goodwill for the North Pacific Bank acquisition. The remaining $160,000 increase primarily reflects increases in data processing, marketing and other expenses related to business growth and expansion in Pierce County. The Company's efficiency ratio (noninterest expense as a percentage of the sum of net interest income and noninterest income) improved to 64% for the quarter ended September 30, 1998 from 72% for the September 1997 quarter.

Lending Activities

Since initiating its expansion activities in 1994, the Company has supplemented its traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $290.4 million at September 30, 1998 from $275.8 million at June 30, 1998. At September 30, 1998, commercial loans increased to $107.3 million, or 36.95% of total loans, from $100.5 million, or 36.44% of total loans, at June 30, 1998.

                                                          (in thousands)
                                          At June 30,     % of    At Sept 30,      % of
                                             1998        Total       1998         Total
                                          ---------------------------------------------
Commercial                                 $100,489      36.44%    $107,313       36.95%
Real estate mortgages
   One-to-four family residential            97,598      35.39       97,890       33.70
   Five or more family and commercial
          properties                         57,158      20.73       60,524       20.84
                                          ---------------------------------------------
      Total real estate mortgages           154,756      56.12      158,414       54.54
Real estate construction
   One-to-four family residential            18,192       6.60       21,552        7.42
   Five or more family and commercial
          properties                            527       0.19        1,155        0.40
                                          ---------------------------------------------
      Total real estate construction         18,719       6.79       22,707        7.82
Consumer                                      3,030       1.10        3,214        1.11
                                          ---------------------------------------------
Gross loans                                 276,994     100.45%     291,648      100.42%
Less: deferred loan fees                     (1,228)     (0.45)      (1,228)      (0.42)
                                          ---------------------------------------------
          Total loans                      $275,766     100.00%    $290,420      100.00%
                                          =============================================

Nonperforming Assets

The following table sets forth the amount of the Bank's nonperforming assets at the dates indicated.

                                                            At June 30,    At Sept 30,
                                                               1998           1998
                                                           ===========================
                                                              (Dollars in thousands)
Nonaccrual loans                                           $   369                 392
Restructured loans                                               -                   -
                                                           ---------------------------
     Total nonperforming loans                                 369                 392
Real estate owned                                               82                   -
                                                           ---------------------------
     Total nonperforming assets                            $   451                 392
                                                           ===========================

Accruing loans past due 90 days or more                    $    15                  17
Potential problem loans                                      1,069                 743
Allowance for loan losses                                    3,542               3,626
Nonperforming loans to loans                                  0.13%               0.13%
Allowance for loan losses to loans                            1.28%               1.25%
Allowance for loan losses to nonperforming loans            959.89%             925.00%
Nonperforming assets to total assets                          0.11%               0.09%

Nonperforming loans increased to $392,000, or 0.13% of total loans, at September 30, 1998 from $369,000, or 0.13% of total loans, at June 30, 1998.
Nonperforming assets at September 30, 1998 amounted to $392,000, or 0.09% of total assets. At September 30, 1998, approximately $34,000 of the nonaccrual loans were commercial loans with collateral other than real estate.

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

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                               Three Months Ended September 30,
                                                       1997             1998
                                               -------------------------------
Total loans outstanding at end of period (1)         $210,260          290,420
Average loans outstanding during period               209,505          281,611
Allowance balance at beginning of period                2,752            3,542
Provision for loan losses                                  30               90
Charge-offs
     Real estate                                            -              (12)
     Commercial                                             -                -
     Consumer                                               -                -
          Total charge-offs                                 -              (12)
                                               -------------------------------

Recoveries
     Real estate                                            -                6
     Commercial                                             -                -
     Consumer                                               -                -
                                               -------------------------------
          Total recoveries                                  -                6
                                               -------------------------------
               Net (charge-offs) recoveries                 -               (6)
                                               -------------------------------
Allowance balance at end of period                   $  2,782            3,626
                                               ===============================
Ratio of net (charge-offs) recoveries during
 period to average loans outstanding                    0.000%          (0.002%)
                                               ===============================

__________
(1)  Includes loans held for sale


While pursuing its growth strategy, the Company will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset
quality.   The allowance for loan losses at September 30, 1998 increased $84,000 to $3.6 million, or 1.25% of total loans. This ratio of allowance for loan losses to total loans has declined to 1.25% at September 30, 1998 from 1.28% at June 30, 1998 due to the growth of the loan portfolio.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At September 30, 1998, cash and cash equivalents totaled $68.4 million, or 16% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $8.7 million, or 2.1% of total assets. At September 30, 1998, the Company maintained a credit facility with the FHLB of Seattle for up to 20% of assets or $83.6 million (of which only $693,000 was outstanding at that date).

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

Capital

Stockholders' equity at September 30, 1998 was $95.2 million compared with $93.9 million at June 30, 1998. In addition to the Company's earnings, proceeds from the exercise of stock options totaling $444,000 increased stockholders' equity
during the quarter.   During the three months ended September 30, 1998, the
Company declared a cash dividend in the amount of $430,000, or 4.5 cents per share, to shareholders of record on October 6, 1998.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1998, the Company's leverage ratio was 21.8%, compared with 24.4% at June 30, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 30.7% and 31.9%, respectively, at September 30, 1998 compared with 31.5% and 32.9%, respectively, at June 30, 1998.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and North Pacific Bank qualified as "well-capitalized" at September 30, 1998.

Quantitative and Qualitative Disclosures About Market Risk

The Company's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant market risk that could have a material effect on the Company's
financial condition and results of operations.   Neither the Company nor its
subsidiary banks maintain a trading account for any class of financial instrument, nor do they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither the Company nor its subsidiary banks are subject to foreign currency exchange rate risk or commodity price risk.

In the opinion of management, there has been no material change in the Company's interest rate risk exposure since the Company's most recent year end at June 30, 1998.

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

     The following discussion of Year 2000 issues for the Company contains numerous forward-looking statements based on inherently uncertain information and management's best estimates. There can be no assurance that these estimates will be achieved and actual results could differ. The Company places a high degree of reliance on computer systems of third parties, such as customers and suppliers. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse affect on the Company.

Readiness Preparation

     The Company has completed the identification phase in which management has determined the extent to which all programs used in its business are Year 2000 compliant. Heritage Bank (HB) utilizes a service bureau to perform its most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. North Pacific Bank currently operates an in-house computer system; however, its data processing services will be transferred to HB's service bureau at the date of the merger of North Pacific Bank into HB which is expected to close by December 31, 1998. HB's service bureau has informed HB that it has completed the software programming for 95% of its applications used by HB, The service bureau has committed the resources to perform the remaining software modifications by December 31, 1998. Testing of these service bureau programs has commenced in October 1998 and testing and implementation are expected to be substantially completed by mid-1999. This timetable would enable the Company to have its mission critical applications Year 2000 compliant by July 1999.

     The Company has evaluated its major third party business relationships, including vendors and its borrowers. The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. The Company has analyzed the extent that Year 2000 issues could adversely impact their borrowers' business operations, particularly its commercial borrowers. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting and loan review process.

Cost

     Management expects the Company's costs related to Year 2000 issues to amount to approximately $230,000. Of this total, approximately $43,000 was incurred in the year ended June

30, 1998. Of the remaining costs, approximately $165,000 was incurred in October 1998 to replace the existing North Pacific Bank telephone and voice mail system and modify the existing Heritage Bank telecommunications systems in preparation for the merger of operations.

Risk and Contingency Plans

     The Company has prepared a contingency plan with trigger dates to pursue various alternatives should the service bureau fail to adequately modify and/or provide sufficient testing and validation resources for the Company and the service bureau to ensure the mission critical applications are Year 2000 compliant.

     The principal risks associated with the Year 2000 problem relate to the Company preparing its operations for the next century and the risk that the Company's operations will be disrupted due to operational failures of third parties. With respect to the Company's own preparedness, the Company, like other financial institutions, is heavily dependent on its computer systems, which are heavily dependent on the services of the Company's service provider. The complexity of these systems and their dependence on one another makes it impossible to switch to other systems almost immediately as would be necessary if necessary corrections were not made in advance. Management believes that it will be able to make the necessary corrections in advance. The most likely worst case scenario is that the testing and validation of the software modifications will not be completed by the scheduled deadline of July 1999. This worst case scenario could increase the Company's overall expected Year 2000 costs; however, management believes that this scenario is not probable to occur and if the scenario should occur, that the impact of these additional costs would not be material to the Company's financial position and results of operations.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

     a.   See EXHIBIT 27-Financial Data Schedule.

     b. On October 8, 1998, the Registrant filed a report on Form 8-K announcing the definitive Agreement and Plan of Merger between the Registrant and Washington Independent Bancshares, Inc. The Agreement and Plan of Merger was filed with the Form 8-K.

     c. On October 29, 1998, the Registrant filed a report on Form 8-K announcing the change in the Company's year end from June 30 to December 31.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HERITAGE FINANCIAL CORPORATION



Date: November 5, 1998       by   /s/ DONALD V. RHODES
                                 ---------------------------------
                                 Donald V. Rhodes
                                 Chairman, President and Chief Executive Officer (Duly Authorized Officer)


                             by   /s/ JAMES HASTINGS
                                 ---------------------------------
                                 James Hastings
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)