Form 10-K
period 1998-12-31
HERITAGE FINANCIAL CORP /WA/
filed 1999-03-30
CIK 1046025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

[_]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

[X]Transition Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

  For the transition period from June 30, 1998 to December 31, 1998.

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $84,158,016 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 22, 1999.

  The Registrant had 10,976,540 shares of common stock outstanding as of March 22, 1999.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement dated March 31, 1999 for the 1999 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                               December 31, 1998

                                     INDEX

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS......................................................    3
          LENDING ACTIVITIES............................................    4
          INVESTMENT ACTIVITIES.........................................   11
          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS.................   14
          SUPERVISION AND REGULATION....................................   17
          COMPETITION...................................................   20
          EMPLOYEES.....................................................   21
 ITEM 2.  PROPERTIES....................................................   21
 ITEM 3.  LEGAL PROCEEDINGS.............................................   21
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   21

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   22
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   23
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................   24
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   36
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES......................   36

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   37
 ITEM 11. EXECUTIVE COMPENSATION........................................   37
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   37
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   37

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K..................................................   38

ITEM 1. BUSINESS

General

  Heritage Financial Corporation (the "Company") is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank upon its reorganization from a mutual holding company form of organization to the stock holding company form of organization (the "Conversion").

  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary, Heritage Bank (the "Bank"). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF) and for the deposits acquired from North Pacific Bank, the Bank Insurance Fund (BIF). The Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank, which was merged into the Bank effective November 20, 1998.

  The business of Heritage Bank consists primarily of focusing on lending and deposit relationships with small businesses and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western Washington. HB also makes residential construction loans, income property loans and consumer loans, primarily second mortgage loans.

  On September 28, 1998, the Company entered into a definitive merger agreement with Washington Independent Bancshares, Inc. (Washington Independent) whereby the Company would acquire all of the outstanding common stock of Washington Independent (whose wholly owned subsidiary is Central Valley Bank, N.A., Toppenish, Washington). Effective on the transaction closing on March 5, 1999, the Company exchanged 1,058,200 shares of its common stock for all of the 1,781,449 outstanding shares of Washington Independent common stock. At March 5, 1999, Central Valley Bank had total assets of $61 million and operated 5 full-service banking offices in Yakima County. This transaction will be accounted for as a pooling of interests and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Washington Independent.

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

Lending Activities

  General. The Company's principal lending activities are carried on through the Bank. The Company traditionally has originated one- to four-family residential mortgage loans and, to a lesser extent, multifamily, commercial real estate and construction loans. In fiscal 1994, the Company implemented a growth strategy which is intended to broaden its products and services from traditional thrift products and services to those more closely related to commercial banking. In this regard, in 1993, the Company began to emphasize relationship banking, in order to improve customer loyalty through maximizing the number of lending and deposit relationships with a customer. This strategy also included expanding the Company's commercial business lending capabilities. In early fiscal 1997, several commercial loan officers, experienced in the Puget Sound region, were hired to continue the expansion. The loan officers, in addition to bringing to the Company some previous customer relationships, have taken advantage of the opportunity to attract customers of banks that have been acquired in the recent wave of mergers with out-of-area acquirers. In June 1998, the Company completed its acquisition of North Pacific Bank, a $104 million asset commercial bank, which accelerated the Company's expansion of its commercial banking focus. These efforts contributed to an increase in commercial loans to $111.8 million, or 38.7% of total loans, as of December 31, 1998 from $39.4 million, or 18.9% of total loans, as of June 30, 1997. As the Company pursues its strategy, management is continuing to emphasize strong asset quality.

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

                                                    At June 30,
                          ----------------------------------------------------------------------  At December 31,
                               1995              1996              1997              1998              1998
                          ----------------  ----------------  ----------------  ----------------  ----------------
                                     % of              % of              % of              % of              % of
                          Balance   Total   Balance   Total   Balance   Total   Balance   Total   Balance   Total
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                      (Dollars in thousands)
Commercial..............  $  9,983    6.31% $ 18,269   10.82% $ 39,445   18.95% $100,489   36.44% $111,817   38.72%
Real Estate Mortgages
 One-four family
  residential(1)........    90,985   57.52    93,157   55.15   103,439   49.68    97,598   35.39    93,442   32.36
 Five or more family
  residential and
  commercial
  properties............    38,494   24.33    42,560   25.20    51,209   24.60    57,158   20.73    55,121   19.09
 Total real estate
  mortgages.............   129,479   81.85   135,717   80.35   154,648   74.28   154,756   56.12   148,563   51.45
Real estate construction
 One to four family
  residential...........    16,504   10.43    14,509    8.59    12,683    6.09    18,192    6.60    24,922    8.63
 Five or more family
  residential and
  commercial
  properties............     1,538    0.97       393    0.23     1,029    0.49       527    0.19     2,124     .74
 Total real estate
  construction(2).......    18,042   11.41    14,902    8.82    13,712    6.59    18,719    6.79    27,046    9.37
Consumer................     1,812    1.15     1,105    0.65     1,467    0.70     3,030    1.10     2,717     .94
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total loans............   159,316  100.71%  169,993  100.65%  209,272  100.52%  276,994  100.45%  290,143  100.48%
Less deferred loan fees
 and other..............    (1,126)  -0.71    (1,090)  -0.65    (1,079)  -0.52    (1.228)  -0.45    (1,400)  -0.48%
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Net loans..............  $158,190  100.00% $168,903  100.00% $208,193  100.00% $275,766  100.00% $288,743  100.00%
                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

--------
(1) Includes loans held for sale of $5,944, $5,286, $6,323, $6,411, and
 $7,618, respectively.
(2) Balances are net of undisbursed loan proceeds.

  The following table presents at December 31, 1998, (i) the aggregate maturities of loans in the named categories of the Company's loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

                                                           Maturing
                                               --------------------------------
                                               Within    1-5    After
                                               1 year   years  5 years  Total
                                               ------- ------- ------- --------
                                                    (Dollars in thousands)
   Commercial................................. $34,163 $25,139 $52,515 $111,817
   Real estate construction...................  20,418   6,628     --    27,046
                                               ------- ------- ------- --------
     Total.................................... $54,581 $31,767 $52,515 $138,863
                                               ======= ======= ======= ========
   Fixed rate loans...........................         $15,972 $16,660 $ 32,632
   Variable or adjustable rate loans..........          15,795  35,855   51,650
                                                       ------- ------- --------
     Total....................................         $31,767 $52,515 $ 84,282
                                                       ======= ======= ========

Real Estate Lending

  One- to Four-Family Residential Real Estate Lending. The majority of the Company's residential loans are secured by one- to four-family residences located in the Company's primary market area. The Company's underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. The Company offers both fixed-rate mortgages and adjustable rate mortgages("ARMs"), with repricing based on a Treasury Bill or other index. The Company's ability to generate volume in ARMs however, is largely a function of consumer preference and the interest rate environment. The Company's current policy is not to make ARMs with discounted initial interest rates (i.e., "teasers"). The Company generally sells all government guaranteed mortgages, both fixed rate and adjustable rate. In addition, in connection with management's strategies to control the Company's interest rate sensitivity position, management determines from time to time to what extent it will retain or sell other ARMs and other fixed rate mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Asset/Liability Management".

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

  As of December 31, 1998, the Company had $111.8 million, or 38.7% of the Company's total loans receivable, in commercial business loans. Collateral for these loans is generally owner occupied business or residential real estate. The average loan size is approximately $200,000 with loans generally in amounts of $500,000 or less. The Company generally limits its exposure to any one borrowing relationship to around $4 million; however, there are a few lending relationships in excess of $4 million with the largest having approximately $6.0 million in loan commitments.

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

  When the Company sells mortgage loans, it typically also sells the servicing of the loans (i.e., collection of principal and interest payments). The Company serviced $25.6 million and $18.8 million in loans for others as of June 30, 1998 and December 31, 1998, respectively. The Company received fee income of $60,000 and $79,000 for the year ended June 30, 1998 and during the six months ended December 31, 1998 for these servicing activities.

  The following table presents summary information concerning the Company's origination and sale of residential mortgage loans and the gains achieved on such activities.

                                                                   Six Months
                                          Year ended June 30,        ended
                                       -------------------------- December 31,
                                         1996     1997     1998       1998
                                       -------- -------- -------- ------------
                                         (Dollars in thousands)
   One- to four-family residential
    mortgage loans:
     Originated......................  $140,232 $104,145 $118,774   $68,434
     Sold............................   119,544   87,003  101,903    57,490
   Gains on sales of loans, net......  $  3,049 $  2,006 $  2,406   $ 1,297

  The Company has a minimal amount of purchased loans and loan participations.

Commitments and Contingent Liabilities

  In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in the Consolidated Financial Statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 1998, the Company had outstanding commitments to extend credit, including letters of credit, in the amount of $44.7 million.

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

  Classification of Assets. Federal regulations require that the Banks classify assets on a regular basis. In addition, in connection with examinations of each Bank, the Division and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must charge off such amount. The most recent examinations by the Division were performed in September 1997 on North Pacific Bank and in March 1998 on Heritage Bank. The regulators' assessment of the Banks' classified assets is consistent with the Banks' internal classifications.

  Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and restructured loans and real estate owned. The following table sets forth at the dates indicated information with respect to nonaccrual loans, restructured loans and real estate owned of the Company.

                                           June 30,
                                ---------------------------------  December 31,
                                 1995     1996     1997     1998       1998
                                -------  -------  -------  ------  ------------
                                          (Dollars in thousands)
Nonaccrual loans..............  $    96  $    51  $   133  $  369     $  392
Restructured loans............      --       --       --      --         --
                                -------  -------  -------  ------     ------
  Total nonperforming loans...       96       51      133     369        392
Real estate owned.............      --       --       --       82        --
                                -------  -------  -------  ------     ------
  Total nonperforming assets..  $    96  $    51  $   133  $  451     $  392
                                -------  -------  -------  ------     ------
Accruing loans past due 90
 days or more.................  $   --   $   --   $   --   $   15     $    8
Potential problem loans.......    3,718    1,613       68   1,069        212
Allowance for loan losses.....    1,720    1,873    2,752   3,542      3,550
Nonperforming loans to loans..     0.06%    0.03%    0.06%   0.13%      0.14%
Allowance for loan losses to
 loans........................     1.09%    1.11%    1.32%   1.28%      1.23%
Allowance for loan losses to
 nonperforming loans..........  1791.67% 3672.55% 2069.17% 959.89%    905.61%
Nonperforming assets to total
 assets.......................     0.05%    0.02%    0.05%   0.11%      0.10%

  Nonaccrual Loans. The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. The Company's policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

  Interest on nonaccrual loans foregone (recovered) was $0, $990, $5,431, and $(21,613) for the years ended June 30, 1996, 1997, and 1998 and for the six months ended December 31, 1998, respectively.

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

  Over the past two years, the Company has increased its allowance for loan losses during a period of loan growth and change in loan portfolio composition. While the Company's loan portfolio, and in particular commercial loans, have grown substantially over the past three years, the Company's asset quality has remained very solid as demonstrated by the low charge-offs and the low nonperforming assets to total assets ratio during that period. In the six months ended December 31, 1998, the Company experienced net charge offs of $172,000, most of which were related to loans originated and classified by North Pacific Bank prior to the Company's acquisition of North Pacific Bank in June 1998. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, the Company has increased the portion of its general allowance for loan losses allocated to its commercial loans over the past three years.

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

  The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                                     Six Months
                                    Year Ended June 30,                Ended
                            --------------------------------------  December 31,
                              1995      1996      1997      1998        1998
                            --------  --------  --------  --------  ------------
                                         (Dollars in thousands)
Total loans outstanding at
 end of period(1).........  $158,190  $168,903  $208,192  $275,766    $288,743
                            --------  --------  --------  --------    --------
Average loans outstanding
 during period............  $144,266  $161,501  $184,617  $213,161    $284,376
                            --------  --------  --------  --------    --------
Allowance balance at
 beginning of period......  $  1,705  $  1,720  $  1,873  $  2,752    $  3,542
Provision for loan
 losses...................       --        --       (270)      120         180
Acquired with North
 Pacific Bank.............       --        --        --        670         --
Charge-offs:
  Real estate(2)..........       --        --        --        --          (36)
  Commercial..............       --        --         (3)      --         (145)
  Consumer................       --        --        --        --          --
                            --------  --------  --------  --------    --------
    Total charge-offs.....       --        --         (3)      --         (181)
                            --------  --------  --------  --------    --------
Recoveries:
  Real estate(2)..........        15       153     1,152       --          --
  Commercial..............       --        --        --        --            9
  Consumer................       --        --        --        --          --
                            --------  --------  --------  --------    --------
    Total recoveries......        15       153     1,152       --            9
                            --------  --------  --------  --------    --------
      Net (charge-offs)
       recoveries.........        15       153     1,149       --         (172)
                            --------  --------  --------  --------    --------
Allowance balance at end
 of period................  $  1,720  $  1,873  $  2,752  $  3,542    $  3,550
                            ========  ========  ========  ========    ========
Ratio of net (charge-offs)
 recoveries during
 period to average loans
 outstanding..............      0.01%     0.09%     0.62%     0.00%      (0.06%)
                            ========  ========  ========  ========    ========

--------
(1)  Includes loans held for sale
(2) During the periods shown, all of the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages. None of the above activity related to real estate construction loans.

  The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical ratios of loan losses for the Company and industry wide and other factors which may affect future loan losses in the categories shown below:

                                                    At June 30,                                 At
                          ---------------------------------------------------------------  December 31,
                               1995            1996            1997            1998            1998
                          --------------- --------------- --------------- --------------- ---------------
                                   % of            % of            % of            % of            % of
                                  Total           Total           Total           Total           Total
                          Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1)
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                      (Dollars in thousands)
Balance applicable to:
Commercial..............  $  200    6.3%  $  446   10.8%  $1,094   18.8%  $2,044   36.3%  $2,496   38.7%
Real estate mortgages:
 One- to four-family
  residential...........     115   57.1      110   54.8      128   49.4      124   35.2      115   32.0
 Five or more family
  residential and
  commercial
  properties............   1,136   24.2      959   25.0      748   24.5      524   20.6      509   19.1
Real estate
 construction:
 One- to four-family
  residential...........     182   10.4      239    8.5      197    6.1      201    6.6      117    8.6
 Five or more family
  residential and
  commercial
  properties............      29    0.9       12    0.2       31    0.5       10    0.2       16    0.7
Consumer................      10    1.1        3    0.7        7    0.7       38    1.1       40    0.9
Unallocated.............      48             103             546             601             257
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
 Total..................  $1,720  100.0%  $1,873  100.0%  $2,752  100.0%  $3,542  100.0%  $3,550  100.0%
                          ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

--------
(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

  At December 31, 1998, the investment securities portfolio totaled $38.9 million, consisting of $25.8 million of securities available for sale and $13.1 million of securities held to maturity. This compares with a total portfolio of $38.8 million at June 30, 1998, comprised of $9.0 million of securities available for sale and $29.7 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in the tables below.

  The investment policies of the Company are established by the Boards of Directors and monitored by the Audit and Finance Committee. They are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held for investment. The policies permit investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, certain certificates of deposit of insured banks, mortgage backed and mortgage related securities, certain corporate notes, municipal bonds, FHLB stock and federal funds. Investment in non-investment grade bonds is not permitted under the policies.

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

                                                   GROSS      GROSS
                                       AMORTIZED UNREALIZED UNREALIZED  FAIR
                                         COST      GAINS      LOSSES    VALUE
                                       --------- ---------- ---------- -------
                                               (DOLLARS IN THOUSANDS)
   June 30, 1998
     U.S. Government and its
      agencies........................  $ 8,022     $  6       $--     $ 8,028
     Corporate notes..................    1,013      --         --       1,013
                                        -------     ----       ----    -------
       Totals.........................  $ 9,035     $  6       $--     $ 9,041
                                        =======     ====       ====    =======
   December 31, 1998
     U.S. Government and its
      agencies........................  $21,093     $ 56       $(47)   $21,102
     Collateralized mortgage
      obligations.....................    2,690                 (10)     2,680
     Corporate notes and other........    2,001        9                 2,010
                                        -------     ----       ----    -------
       Totals.........................  $25,784     $ 65       $(57)   $25,792
                                        =======     ====       ====    =======

  The Company had no securities available for sale at June 30, 1997. The Company had no securities available for trading at June 30, 1997 and 1998 and at December 31, 1998.

  The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities available for sale at December 31, 1998.

                                                          AT DECEMBER 31, 1998
                                                        ------------------------
                                                                        WEIGHTED
                                                         BOOK    FAIR   AVERAGE
                                                         VALUE   VALUE   YIELD
                                                        ------- ------- --------
                                                         (DOLLARS IN THOUSANDS)
   Obligations of US Government agencies:
     Due within one year...............................   3,993   4,028   6.08%
     Due after 1 year but within 5 years...............  17,100  17,074   5.42
                                                        ------- -------
                                                         21,093  21,102
                                                        ------- -------
   Corporate notes and other investments:
     Due after 1 year but within 5 years...............     501     510   6.73
     Due after 5 years but within 10 years.............     500     500   6.29
     Due after 10 years................................   1,000   1,000   5.42
                                                        ------- -------
                                                          2,001   2,010
                                                        ------- -------
   Collateralized mortgage obligations.................
     Due after 10 years................................   2,690   2,680   5.64
                                                        ------- -------
   Total all investments available for sale............ $25,784 $25,792
                                                        ======= =======

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of investment securities held to maturity:

                                                              GROSS      GROSS
                                                  AMORTIZED UNREALIZED UNREALIZED  FAIR
                                                    COST      GAINS      LOSSES    VALUE
                                                  --------- ---------- ---------- -------
                                                          (DOLLARS IN THOUSANDS)
June 30, 1998:
  U.S. Government and its agencies..............   $22,996     $  5       $(22)   $22,979
  Mortgage backed securities....................     3,844      247         (8)     4,083
  Municipal bonds...............................     2,891       25         (3)     2,913
                                                   -------     ----       ----    -------
    Total held for investment.................      29,731      277        (33)    29,975
                                                   =======     ====       ====    =======
December 31, 1998:
  U.S. Government and its agencies..............     7,348       10         (3)     7,355
  Mortgage backed securities....................     3,262       86        --       3,348
  Municipal bonds...............................     2,539       76        --       2,615
                                                   -------     ----       ----    -------
    Total held for investment.................     $13,149     $172       $ (3)   $13,318
                                                   =======     ====       ====    =======

  The following table sets forth certain information regarding the carrying value, weighted average yields and maturities or periods to repricing of the Company's investment securities held to maturity at December 31, 1998.

                                                          AT DECEMBER 31, 1998
                                                        ------------------------
                                                                        WEIGHTED
                                                         BOOK    FAIR   AVERAGE
                                                         VALUE   VALUE  YIELD(1)
                                                        ------- ------- --------
                                                         (DOLLARS IN THOUSANDS)
   Obligations of US Government agencies:
     Due within one year...............................   1,700   1,698   5.41%
     Due after 1 year but within 5 years...............   5,648   5,657   5.95
                                                        ------- -------
                                                          7,348   7,355
                                                        ------- -------
   Municipal bonds
     Due within one year...............................     392     398   7.55
     Due after 1 year but within 5 years...............   1,047   1,074   6.76
     Due after 5 years but within 10 years.............   1,100   1,143   6.49
                                                        ------- -------
                                                          2,539   2,615
                                                        ------- -------
   Mortgage backed securities
     Due after 1 year but within 5 years...............      36      36   7.63
     Due after 5 years but within 10 years.............     159     161   8.25
     Due after 10 years................................   3,067   3,151   8.33
                                                        ------- -------
                                                          3,262   3,348
                                                        ------- -------
       Total all investments held to maturity.......... $13,149 $13,318
                                                        ======= =======

--------
(1)  Tax equivalent weighted average yield.

  The Company held $2.1 million of FHLB stock at December 31, 1998. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 1998, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.4 million.

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

  Deposit Activities. The Company offers a variety of accounts for depositors designed to attract both short term and long term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. At December 31, 1998, the Company had no brokered deposits. The more significant deposit accounts offered by the Company are described below.

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

Sources of Funds

  Deposit Activities. The following table sets forth for the periods indicated the average balances outstanding and the weighted average interest rates for each major category of deposits:

                                             Year Ended June 30
                          --------------------------------------------------------  Six Months Ended
                                 1996               1997               1998        December 31, 1998
                          ------------------ ------------------ ------------------ ------------------
                                     Average            Average            Average            Average
                           Average    Rate    Average    Rate    Average    Rate    Average    Rate
                          Balance(1)  Paid   Balance(1)  Paid   Balance(1)  Paid   Balance(1)  Paid
                          ---------- ------- ---------- ------- ---------- ------- ---------- -------
                                                    (Dollars in thousands)
Interest bearing demand
 and money market
 accounts...............   $ 36,930   3.15%   $ 42,271   3.18%   $ 50,156   3.14%   $ 71,484   2.72%
Savings.................     28,407   3.63      29,703   3.55      36,033   3.60      57,675   3.55
Certificates of
 deposit................    109,559   5.78     119,133   5.54     130,591   5.55     153,566   5.46
 Total interest bearing
  deposits..............    174,895   4.88     191,107   4.71     216,780   4.67     282,725   4.38
Demand and other
 noninterest bearing
 deposits...............      6,537    --        7,955    --       13,140    --       22,914    --
                           --------   ----    --------   ----    --------   ----    --------   ----
 Total deposits.........   $181,432   4.70%   $199,063   4.52%   $229,920   4.40%   $305,639   4.05%
                           ========   ====    ========   ====    ========   ====    ========   ====

--------
(1) Average balances were calculated using average daily balances.

  The following table sets forth for the periods indicated the change in the balances of deposits during the year and the impact of interest credited thereon.

                                                                   Six Months
                                        Year Ended June 30,          Ended
                                      --------------------------  December 31,
                                       1996     1997      1998        1998
                                      -------  -------  --------  ------------
                                             (Dollars in thousands)
   Net increase (decrease) in
    deposits......................... $16,322  $18,662  $104,339    $ (5,309)
     Less: Interest credited.........  (8,528)  (8,999)  (10,002)     (5,393)
                                      -------  -------  --------    --------
   Net increase (decrease) before
    interest credited................ $ 7,794  $ 9,663  $ 94,337    $(10,702)
                                      =======  =======  ========    ========

  Of the $104.3 million net increase in deposits for the year ended June 30, 1998, $82.4 million resulted from the acquisition of North Pacific Bank, which was effective June 12, 1998.

  The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 1998:

                                                                    December 31,
                                                                        1998
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
       Remaining maturity:
         Three months or less......................................   $14,139
         Over three months through six months......................     4,902
         Over six months through 12 months.........................     6,256
         Over twelve months........................................       990
                                                                      -------
           Total...................................................   $26,287
                                                                      =======

  At June 30, 1998 and December 31, 1998 certificates of deposits with balances of $100,000 or more totaled $23.0 million and $26.3 million, respectively.

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

  The following table is a summary of FHLB advances for the years ended June 30, 1997 and 1998 and the six months ended December 31, 1998:

                                                  At or for        At or for
                                               the year ended       the six
                                                  June 30,        months ended
                                              ------------------  December 31,
                                              1996   1997   1998      1998
                                              ----- ------  ----  ------------
                                                  (Dollars in thousands)
   Balance at period end..................... $ --  $  890  $698      $687
   Average balance during the period.........   --      27   156       693
   Maximum amount outstanding at any month
    end......................................   --   1,300   698       696
   Average interest rate
     During the period.......................   --    5.47% 5.73%     6.20%
     At period end...........................   --    6.45% 6.20%     6.20%

  The following table is a summary of other borrowed funds for the year ended June 30, 1998 and the six months ended December 31, 1998. There were no other borrowed funds outstanding during the years ended June 30, 1996 and 1997.

                                                                 At or for
                                                  At or for    the six months
                                                the year ended ended December
                                                June 30, 1998       31,
                                                -------------- --------------
                                                   (Dollars in thousands)
   Securities sold under agreements to
    repurchase:
     Balance at period end.....................      $610          $ --
     Average balance during the period.........        21            320
     Maximum amount outstanding at any month
      end......................................       610            483
     Average interest rate
       During the period.......................      3.25%          3.25%
       At period end...........................      3.25%           --
   Subordinated debentures:
     Balance at period end.....................      $500          $ --
     Average balance during the period.........        25            500
     Maximum amount outstanding at any month
      end......................................       500            500
     Average interest rate
       During the period.......................      7.64%          7.64%
       At period end...........................      7.64%           --

Supervision and Regulation

  The Company and the Bank are subject to extensive federal and Washington state legislation, regulation and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

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

  The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Board's position that in serving as a source of strength to its subsidiary banks, bank holding companies should be prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Board to be an unsafe and unsound banking practice or a violation of the Board's regulations or both. The Federal Deposit Insurance Act requires an undercapitalized institution to submit to the Federal Reserve a capital restoration plan with a guarantee by each company having control of the bank's compliance with the plan.

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

  The Company and any subsidiaries which it may control are deemed "affiliates' within the meaning of the Federal Reserve Act, and transactions between bank subsidiaries of the company and its affiliates are subject to certain restrictions. With certain exceptions, the Company and its subsidiaries are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by the Company or its affiliates.

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

  Bank. Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. The Bank is subject to regulation by the FDIC and the Washington Department of Financial Institutions (the "Division"). Although the Bank is not a member of the Federal Reserve System, the Federal Reserve supervisory authority over the Company may also affect the Bank.

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

  The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. Based upon such an evaluation, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

  As a subsidiary of a bank holding company, the Bank is subject to certain restrictions in their dealings with the Company and with other companies that may become affiliated with the Company.

  In addition to earnings on the portion of net stock offering proceeds retained by the Company, dividends paid by the Bank will provide substantially all of the Company's cash flow. Applicable federal and Washington state regulations restrict capital distributions by institutions such as the Bank, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC risk-based insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. The Bank qualified as "well-capitalized" at December 31, 1998.

  Federal laws generally bar institutions which are not well capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting such deposits. Adequately capitalized institutions are allowed to solicit such deposits, but only to accept them if a waiver is obtained from the FDIC.

  Other Regulatory Developments. Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been the FIRREA and the Federal Deposit Insurance Corporation

Improvement Act of 1991 ("FDICIA"). FIRREA, among other thing, (i) created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund ("BIF") and the SAIF; (ii) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local FHLBs; (iii) restructured the federal regulatory agencies for savings associations; and (iv) greatly enhanced the regulators enforcement powers over financial institutions and their affiliates.

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

  In addition, the Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision took effect June 1, 1997, unless states enacted laws to either (i) authorize such transactions at an earlier date or (ii) prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

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

  The Bank's deposit accounts are insured by the FDIC, primarily under the SAIF (and under the BIF for deposits acquired through North Pacific Bank) to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized", "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

  Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

  Recent legislative changes provide for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions were savings associations on that date. This merger did not occur. The recent Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

  In addition to the changes to the BIF and SAIF assessment rates implemented by the recent legislation, various regulatory relief provisions were enacted. The new legislation, among other things, (i) changes the Truth in Lending Act and the Real Estate Settlement Procedures Act to coordinate and simplify the two laws' disclosure requirements; (ii) eliminates civil liability for violations of the Truth in Savings Act after five years; (iii) streamlines the application process for a number of bank holding company and bank applications; (iv) establishes a privilege from discovery in any civil or administrative proceeding or bank examination for any fair lending self-test results conducted by, or on behalf of, a financial institution in certain circumstances; (v) repeals the FDICIA requirement that independent public accountants attest to compliance with designated safety and soundness regulations; (vi) imposes a continuous regulatory review of regulations to identify and eliminate outdated and unnecessary rules; and (vii) includes various other miscellaneous provisions to reduce bank regulatory burden.

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

Employees

  At December 31, 1998, the Company had 191 full-time equivalent employees. The Company believes that employees play a vital role in the success of a service company. None of the Company's employees are covered by a collective bargaining agreement with the Company and management believes that they have a good relationship with the employees.

ITEM 2. PROPERTIES

  The Company's executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 1998, the Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land) and one office in Shelton, Mason County (which is owned).

ITEM 3. LEGAL PROCEEDINGS

  The Company and the Banks have certain litigation and negotiations in progress resulting from activities arising from normal operations. In management's opinion, none of these matters is likely to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders held on October 15, 1998, the directors nominated for election as described in the Proxy Statement (John
A. Clees, James P. Senna and Peter K. Wallerich) were elected to serve as members of the Company's Board of Directors until the Annual Meeting of Stockholders in 2001 by a vote of 8,268,863 in favor and 197,156 votes in opposition. Directors Donald V. Rhodes, Daryl D. Jensen and H. Edward Odegard will continue in office until the 1999 Annual Meeting. Directors Lynn M. Brunton and Philip S. Weigand will continue in office until the 2000 Annual Meeting.

  In addition, the 1998 Stock Option and Restricted Stock Award Plan as described in the Proxy Statements was voted on at this meeting. The 1998 Stock Option and Restricted Award Plan provides for the grant of stock options and stock awards for up to 461,125 shares. The Plan was approved by a vote of 7,690,183 in favor, 647,026 votes in opposition and 128,810 votes abstained.

  On October 15, 1998, the Company's Board voted to change the Company's fiscal year from June 30 to the calendar year ending December 31 effective on January 1, 1999. The Proxy Statement for the October 15, 1998 annual meeting of the Company's shareholders indicated that shareholder proposals for the 1999 annual meeting would be due by May 1, 1999. Since the Company's fiscal year has changed, the Board determined to conduct the Company's 1999 annual meeting on April 27, 1999---earlier than the originally anticipated October, 1999 annual meeting date. The Board will receive shareholder proposals for review and, if appropriate, presentation at the April 27, 1999 annual meeting by April 17, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock is traded on the NASDAQ National Market under the symbol HFWA. At December 31, 1998, the Company had approximately 1,412 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 9,793,145 outstanding shares of common stock. The last reported sales price on March 22, 1999 was $8.75 per share. The following table sets forth for the quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the NASDAQ National Market.

                                                     Quarter ended:
                                        ----------------------------------------
                                                  June
                                        March 31   30   September 30 December 31
                                        -------- ------ ------------ -----------
     High..............................  $15.50  $16.06    $15.00      $12.38
     Low...............................  $12.63  $13.50    $ 8.88      $ 9.13

Since its stock offering in January 1998, the Company has declared the following quarterly cash dividends:

                                 Cash Dividend
      Declared                     per share     Record Date          Paid
      --------                   ------------- ---------------- ----------------
     March 24, 1998.............    $0.035     April 6, 1998    April 15, 1998
     June 23, 1998..............    $0.040     July 6, 1998     July 15, 1998
     September 18, 1998.........    $0.045     October 6, 1998  October 15, 1998
     December 17, 1998..........    $0.050     January 15, 1999 January 25, 1999
     March 25, 1999.............    $0.055     April 15, 1999   April 26, 1999

  Dividends from the Company depend, in part, upon earnings from the investment of the net proceeds from the Conversion retained by the Company and receipt of dividends from its subsidiary bank. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. For a period of ten years after the Conversion, the Bank may not, without prior approval of the Division, declare or pay a cash dividend in an amount in excess of one-half of (i) the greater of the Bank's net income for the current fiscal year or (ii) the average of the Bank's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, the Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the Bank's net worth below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary bank to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

ITEM 6. SELECTED FINANCIAL DATA

                                                                            For the six
                                                                               months
                                  For the year ended June 30,                  ended
                          ------------------------------------------------  December 31,
                            1994      1995      1996      1997      1998        1998
                          --------  --------  --------  --------  --------  ------------
                                (Dollars in thousands, except per share data)
Operations Data:
Net interest income.....  $  6,788  $  8,227  $  8,332  $  9,512  $ 13,013    $  9,412
Provision for loan
 losses.................       --        --        --       (270)      120         180
Noninterest income......     4,019     3,040     4,298     3,347     3,791       2,439
Noninterest expense.....     7,421     7,425     8,422    11,105    11,093       8,629
Provision (benefit) for
 income taxes...........     1,154     1,308     1,435      (245)    1,963       1,118
Net income..............     2,232     2,534     2,773     2,269     3,628       1,924
Earnings per share (1)
  Basic.................        NA      0.27      0.30      0.24      0.38        0.20
  Diluted...............        NA      0.27      0.30      0.24      0.37        0.19
Dividend payout ratio
 (2)....................        NM        NM        NM        NM     19.74%      47.50%
Performance Ratios:
Net interest spread.....      3.45%     4.14%     3.84%     4.06%     3.87%       4.03%
Net interest margin
 (3)....................      3.83      4.57      4.31      4.50      4.80        5.07
Efficiency ratio (4)....     68.67     65.90     66.68     77.89     66.01       66.50
Return on average
 assets.................      1.18      1.30      1.31      0.99      1.24        0.94
Return on average
 equity.................     13.05     11.67     11.38      8.62      6.15        4.06
                                          At June 30,
                          ------------------------------------------------       At
                            1994      1995      1996      1997      1998    December 31,
                          --------  --------  --------  --------  --------  ------------
Balance Sheet Data:
Total assets............  $197,102  $204,897  $222,052  $242,164  $415,851    $411,983
Loans receivable, net...   123,258   150,526   161,744   199,188   265,813     277,575
Loans held for sale.....     4,110     5,944     5,286     6,323     6,411       7,618
Deposits................   165,922   174,797   191,119   209,781   314,120     308,811
Federal Home Loan Bank
 advances...............       --        --        --        890       698         687
Other borrowings........     4,100     3,252       --        --      1,132          17
Stockholders' equity....    20,662    23,065    25,633    27,714    93,887      95,433
Book value per share....        NM        NM        NM        NM  $   9.72    $   9.74
Equity to assets ratio..     11.64%    11.26%    11.54%    11.44%    22.57%      23.16%
Asset Quality Ratios:
Nonperforming loans to
 loans..................      0.07%     0.06%     0.03%     0.06%     0.13%       0.14%
Allowance for loan
 losses to loans........      1.32      1.09      1.11      1.32      1.28        1.23
Allowance for loan
 losses to nonperforming
 loans..................  1,776.04  1,791.67  3,672.55  2,069.17    959.89      905.61
Nonperforming assets to
 total assets...........      0.05      0.05      .0.2      0.05      0.11        0.10
Other Data:
Number of banking
 offices................         5         7         8        10        12          12
Number of full-time
 equivalent
 employees..............       119       116       136       145       192         191

--------
(1) The Bank became a stock-owned company as of January 31, 1994. Per share data prior to 1995 is not applicable.
(2) Dividend payout ratio is declared per share divided by earnings per share. Cash dividends prior to January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.
(3) Net interest margin is net interest income divided by average interest earning assets.
(4) The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income, excluding nonrecurring items. The Bank paid a one-time assessment of $ 1.09 million to the Savings Association Insurance Fund in November 1996. This amount was excluded from the calculation of the efficiency ratio for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the December 31, 1998 audited consolidated financial statements and notes thereto included in this Form 10-K.

  Statements concerning future performance, development or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements and subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic condition. Additional information on these and other factors which could affect the Company's financial results are included in filings by the Company with the Securities and Exchange Commission.

General

  In fiscal 1994, the Company began to implement a growth strategy intended to broaden its products and services from traditional thrift offerings to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. The Company has incurred substantial expenses as it carried out its growth strategy. Those expenses have been concentrated in (i) personnel hired in anticipation of growth and expanded market share; (ii) maintaining the mortgage origination capacity during times of fluctuating mortgage origination volumes; (iii) facilities expansion and (iv) upgrading data processing capabilities. These expenditures had a negative impact on the Company's earnings in fiscal 1997, fiscal 1998 and for the six months ended December 31, 1998. Management believes these investments will have a positive impact on earnings into 1999.

  In fiscal 1998, the Company's growth strategy was further bolstered by two significant events: (1) the January 1998 stock offering and conversion and (2) its acquisition of North Pacific Bancorporation. Through the January 1998 stock offering, the Company raised $63.0 million in net new capital which has, and will continue to, enhance its ability to implement its growth strategy. Using $17.5 million of the net proceeds of the stock offering, the Company completed its first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary was North Pacific Bank. This acquisition of North Pacific Bank provided further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. This is demonstrated by the substantial shift in loan portfolio composition as commercial loans increased to $111.8 million, or 38.7% of total loans, as of December 31, 1998 from $39.4 million, or 18.9% of total loans, as of June 30, 1997. While this acquisition had a significant impact on the Company's growth and financial condition at June 30, 1998, North Pacific Bank's operations had a minimal impact on the Company's earnings for the year ended June 30, 1998 due to the timing of the closing of the transaction on June 12, 1998. During the six months ended December 31, 1998, management integrated the operations of North Pacific Bank into Heritage Bank culminating in the merging of data processing systems effective November 20, 1998 and substantially upgrading North Pacific Bank's item processing capability to handle existing and projected future volumes. Management invested $1.1 million in item processing hardware and software and facilities which became operational in December 1998.

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

  The following tables set forth for the periods indicated information for the Company with respect to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and the ratio of average interest earning assets to average interest bearing liabilities. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. The December 31, 1997 and 1998 figures are unaudited.

                                      Six Months Ended December 31,
                          --------------------------------------------------------
                                     1997                         1998
                          ---------------------------  ---------------------------
                                     Interest                     Interest
                           Average   Earned/  Average   Average   Earned/  Average
                          Balance(1)   Paid   Rate(2)  Balance(1)   Paid   Rate(2)
                          ---------- -------- -------  ---------  -------- -------
                                          (Dollars in thousands)
Interest Earning Assets:
Loans...................   $207,913  $ 9,599    9.23%  $281,050   $13,181    9.38%
Mortgage Backed
 Securities.............      4,929      208    8.45      3,593       151    8.42
Investment securities
 and FHLB stock.........      9,543      296    6.20     37,906       961    5.07
Interest earning
 deposits...............     11,578      327    5.64     48,895     1,353    5.53
                           --------  -------  ------   --------   -------  ------
Total interest earning
 assets.................    233,963  $10,430    8.92%   371,444   $15,646    8.42%
Noninterest earning
 assets.................     20,793                      37,026
                           --------                    --------
 Total assets...........   $254,756                    $408,470
                           ========                    ========
Interest Bearing
 Liabilities:
Certificates of
 deposit................   $126,546  $ 3,528    5.58%  $153,566   $ 4,193    5.46%
Savings accounts........     35,279      656    3.72     57,675     1,024    3.55
Interest bearing demand
 and money market
 accounts...............     48,449      784    3.24     71,484       971    2.72
                           --------  -------  ------   --------   -------  ------
Total interest bearing
 deposits...............    210,274    4,968    4.73    282,725     6,188    4.38
FHLB advances...........        243        8    6.22        693        22    6.24
Other borrowed funds....        --       --     0.00        891        24    5.45
                           --------  -------  ------   --------   -------  ------
 Total interest bearing
  liabilities...........    210,517  $ 4,976    4.73%   284,309   $ 6,234    4.39%
Demand and other
 noninterest bearing
 deposits...............     12,667                      22,914
Other noninterest
 bearing liabilities....      3,764                       6,602
Stockholders' equity....     27,808                      94,644
                           --------                    --------
 Total liabilities and
  stockholders' equity..   $254,756                    $408,469
                           ========                    ========
Net interest income
 (2)....................             $ 5,454                      $ 9,412
Net interest spread
 (2)....................                        4.19%                        4.03%
Net interest margin
 (2)....................                        4.66%                        5.07%
Average interest earning
 assets to average
 interest bearing
 liabilities ...........                      111.14%                      130.65%

--------
(1)  Calculated using average daily balances
(2)  Annualized

                                                          Year Ended June 30,
                          -------------------------------------------------------------------------------------
                                     1996                         1997                         1998
                          ---------------------------  ---------------------------  ---------------------------
                                     Interest                     Interest                     Interest
                           Average   Earned/  Average   Average   Earned/  Average   Average   Earned/  Average
                          Balance(1)   Paid    Rate    Balance(1)   Paid    Rate    Balance(1)   Paid    Rate
                          ---------- -------- -------  ---------- -------- -------  ---------- -------- -------
                                                         (Dollars in thousands)
Interest Earning Assets:
Loans...................   $160,823  $14,894    9.26%   $182,791  $16,743    9.16%   $216,001  $19,888    9.21%
Mortgage Backed
 Securities.............      6,715      552    8.22       5,598      464    8.29       4,603      397    8.63
Investment securities
 and FHLB stock.........     15,096      854    5.66      12,360      757    6.12      15,540      889    5.72
Interest earning
 deposits...............     10,820      575    5.31      10,414      548    5.26      34,863    1,967    5.64
                           --------  -------  ------    --------  -------  ------    --------  -------  ------
Total interest earning
 assets.................    193,454  $16,875    8.72%    211,163  $18,512    8.77%    271,007  $23,141    8.54%
Noninterest earning
 assets.................     18,002                       18,974                       22,293
                           --------                     --------                     --------
 Total assets...........   $211,456                     $230,137                     $293,300
                           ========                     ========                     ========
Interest Bearing
 Liabilities:
Certificates of
 deposit................   $109,559  $ 6,335    5.78%   $119,133  $ 6,599    5.54%   $130,591  $ 7,404    5.67%
Savings accounts........     28,407    1,031    3.63      29,703    1,055    3.55      36,033    1,298    3.60
Interest bearing demand
 and money market
 accounts...............     36,930    1,162    3.15      42,271    1,345    3.18      50,156    1,413    2.82
                           --------  -------  ------    --------  -------  ------    --------  -------  ------
Total interest bearing
 deposits...............    174,896    8,528    4.88     191,107    8,999    4.71     216,780   10,115    4.67
FHLB advances...........        --       --                   27        1    4.99         156       10    6.69
Other borrowed funds....        171       15    8.77         --       --      --           46        3    4.61
                           --------  -------  ------    --------  -------  ------    --------  -------  ------
Total interest bearing
 liabilities............    175,067  $ 8,543    4.88%    191,134  $ 9,000    4.71%    216,982  $10,128    4.67%
Demand and other
 noninterest bearing
 deposits...............      6,537                        7,955                       13,140
Other noninterest
 bearing liabilities....      5,489                        4,711                        4,168
Stockholders' equity....     24,363                       26,337                       59,010
                           --------                     --------                     --------
 Total liabilities and
  stockholders' equity..   $211,456                     $230,137                     $293,300
                           ========                     ========                     ========
Net interest income.....             $ 8,332                      $ 9,512                      $13,013
Net interest spread.....                        3.84%                        4.06%                        3.87%
Net interest margin.....                        4.31%                        4.50%                        4.80%
Average interest earning
 assets to average
 interest bearing
 liabilities............                      110.51%                      110.48%                      124.90%

--------
(1) Calculated using average daily balances

  The following table sets forth the amounts of the changes in the Company's net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to changes due to volume and the changes due to interest rates.

                                             Six Months Ended December 31,
                                             1997 Compared to 1998 Increase
                                                   (Decrease) Due to
                                             --------------------------------
                                               Volume      Rate      Total
                                             ----------  --------  ----------
Interest Earning Assets:
Loans....................................... $    3,371  $    211  $    3,582
Mortgage backed securities..................        (56)       (1)        (57)
Investment securities and FHLB stock........        879      (214)        665
Interest earning deposits...................      1,052       (26)      1,026
                                             ----------  --------  ----------
  Total interest income.....................      5,246       (30)      5,216
                                             ==========  ========  ==========
Interest bearing liabilities:
Certificates of deposit.....................       (757)       92        (665)
Savings accounts............................       (417)       49        (368)
Interest bearing demand and money market
 accounts...................................       (373)      186        (187)
                                             ----------  --------  ----------
  Total interest bearing deposits...........     (1,547)      327      (1,220)
FHLB advances...............................        (14)      --          (14)
Other borrowed fundings.....................        (24)      --          (24)
                                             ----------  --------  ----------
  Total interest bearing liabilities........     (1,585)      327      (1,258)
                                             ==========  ========  ==========

                                            Year Ended June 30,
                          -------------------------------------------------------------
                             1996 Compared to 1997           1997 Compared to 1998
                          ------------------------------  -----------------------------
                           Increase (Decrease) Due to     Increase (Decrease) Due to
                          ------------------------------  -----------------------------
                           Volume      Rate      Total     Volume     Rate      Total
                          ---------  --------  ---------  ---------  -------  ---------
Interest Earning Assets:
Loans...................  $   2,034  $   (185) $   1,849  $   3,042  $   102  $   3,144
Mortgage backed
 securities.............        (92)        4        (88)       (82)      15        (67)
Investment securities
 and FHLB stock.........       (155)       58        (97)       195      (63)       132
Interest earning
 deposits...............        (22)       (5)       (27)     1,287      133      1,420
                          ---------  --------  ---------  ---------  -------  ---------
 Total interest income..  $   1,765  $   (128) $   1,637  $   4,442  $   187  $   4,629
                          =========  ========  =========  =========  =======  =========
Interest bearing
 liabilities:
Certificates of
 deposit................  $     554  $   (291) $     263  $     635  $    10  $     645
Savings accounts........         47       (22)        25        225       18        243
Interest bearing demand
 deposits...............        168        15        183        251      (22)       229
                          ---------  --------  ---------  ---------  -------  ---------
 Total interest on
  deposits..............        769      (298)       471      1,111        6      1,117
FHLB advances...........          1       --           1          9      --           9
Other borrowed funds....        (15)      --         (15)         2      --           2
                          ---------  --------  ---------  ---------  -------  ---------
 Total interest
  expense...............  $     755  $   (298) $     457  $   1,122  $     6  $   1,128
                          =========  ========  =========  =========  =======  =========

Financial Condition

  The Company's total assets and deposits at December 31, 1998 were $412.0 million and $308.8 million, respectively, which decreased slightly compared to June 30, 1998 due to the one time withdrawal of approximately $17 million in temporary funds deposited in June 1998. Excluding the impact of this $17 million withdrawal, total assets and deposits increased 3% and 4%, respectively, during the six months ended December 31, 1998. Loans increased $13.0 million, or 5%, to $288.7 million for the six months ended December 31, 1998. Commercial loans increased to $111.8 million at December 31, 1998 compared with $100.5 million at June 30, 1998, an increase of 11.2%.

Results of Operations for the Six Month Periods Ended December 31, 1998 and
1997

  Net Income. The Company's net income before merger related charges was $2.4 million or $0.24 per diluted share for the six months ended December 31, 1998 as compared to $1.3 million or $0.13 per diluted share for the same period last year. Including merger related charges of $748,000 on a pre-tax basis, net income for the six months ended December 31, 1998 was $1.9 million or $0.19 per diluted share. These nonrecurring charges were related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998, and costs associated with the pending acquisition of Washington Independent Bancshares, Inc. (WIB). The WIB transaction was consummated effective March 5, 1999 and will be accounted for as a pooling of interests.

  Net Interest Income. Net interest income increased $4.0 million, or 72.6%, for the six months ended December 31, 1998 compared with the same period last year, primarily as a result of a $137.5 million increase in the average balance of interest earning assets. This growth in interest earning assets was attributable to $68.9 million in interest earning assets acquired through North Pacific Bank in June 1998 and the interest earning assets funded by the $63 million in net proceeds raised in the Company's January 1998 stock offering. Average loan balances increased $73.1 million, or 35.2%, which was concentrated in commercial loans.

  Net interest income as a percentage of average interest earning assets (net interest margin) annualized for the six months ended December 31, 1998 increased to 5.07% from 4.66% for the same period last year. The increase was the result of strong growth in commercial loans which have higher yields and a lower cost funding mix attributable to the $63 million in net proceeds from the Company's January 1998 stock offering and the addition of lower cost deposits acquired with North Pacific Bank. The significant shift in the Company's funding mix is demonstrated in the Company's ratio of average interest earning assets to average interest bearing liabilities which increased to 130.65% for the six months ended December 31, 1998 from 111.14% for the same period prior year. This ratio indicates that the Company is funding more of its earning asset growth with noninterest bearing funds (capital and noninterest bearing deposits). The Company's net interest spread annualized for the six months ended December 31, 1998 has declined to 4.03% from 4.19% for the same period last year as a result of the decrease in the average yield on earning assets to 8.42% for the six months ended December 31, 1998 from 8.92% for the same period last year. Although the average yield on loans increased to 9.38% for the six months ended December 31, 1998 from 9.23% for the same period last year due primarily to the growth in commercial loans with higher yields, the increase in the average balances of investment securities and interest earning deposits at yields significantly below the average earning asset yield, as well as the decline in market interest rates, had the effect of decreasing the overall earning asset yield for the six months ended December 31, 1998.

  Provision for Loan Losses. During the six months ended December 31, 1998, the Company provided $180,000 through operations to maintain its allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In the six months ended December 31, 1998, the Company experienced net charge-offs of $172,000, most of which were related to loans originated and classified by North Pacific Bank prior to the Company's acquisition of North Pacific Bank in June 1998. While the Company's loan portfolio, and in particular commercial loans, have grown substantially over the past three years, the Company's asset quality has remained very solid as demonstrated by the nonperforming assets to total assets ratio of 0.10% at December 31, 1998. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, the Company has increased the portion of its general allowance for loan losses allocated to its commercial loans over the past three years.

  Management considers the allowance for loan losses at December 31, 1998 to be adequate to cover reasonably foreseeable loan losses based on management's assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income increased $666,000, or 37.6%, for the six months ended December 31, 1998 compared with the same period last year. This increase was primarily due to increases in gains on sales of loans, service charges on deposits and other income. Gains on sales of loans increased $195,000, or 17.7% for the 1998 period compared to the same period in 1997 due to the 27.2% increase in the volume of mortgage loans sold in the 1998 period. Service charges on deposits increased $187,000, or 73.6%, as a result of growth in business and personal checking accounts. Other income increased $243,000, or 120.3%, for the 1998 period due to $120,000 in fees from vehicle licensing activities (performed by a former subsidiary of North Pacific Bank) as well as increases in the volume of loan servicing fees and merchant card processing fees.

  Noninterest Expense. Total noninterest expense increased $3.4 million, or 65.3%, for the 1998 period compared to the 1997 period. This $3.4 million increase included $748,000 in merger related charges related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998 and costs associated with the then pending acquisition of Washington Independent Bancshares, Inc. Excluding merger related charges, noninterest expense increased $2.7 million, or 51.0%, primarily in the areas of salaries and employee benefits, occupancy, amortization of goodwill and other noninterest expenses due to the impact of the acquisition and integration of the operations of North Pacific Bank. Total noninterest expense (adjusted for the nonrecurring merger related charges) was 66.5% of total revenue (the sum of net interest income and noninterest income) for the six months ended December 31, 1998 as compared to 72.23% for the six months ended December 31, 1997.

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

  Noninterest Expense. Total noninterest expense decreased $12,000, or 0.1%, in 1998 compared with 1997. Excluding the $1.1 million special SAIF assessment in 1997, noninterest expense in 1998 increased $1.1 million, or 10.7%, compared with adjusted 1997 expense levels. The increase in noninterest expenses during 1998 were concentrated in data processing and marketing expenses and represent a continuation of the Company's implementation of its growth strategy, specifically, (1) geographical and product expansion, (2) development of relationship banking and (3) loan portfolio diversification. The Company has (i) developed business checking accounts and commercial lending products and services for businesses and their owners; (ii) introduced credit and debit cards; (iii) installed an automated response system for customer account inquiries and (iv) developed products to assist realtors and potential borrowers to obtain information about loan programs. Total noninterest expense was 66.01% of total revenue (the sum of net interest income and noninterest income) for the year ended June 30, 1998 as compared to 77.89% (adjusted for the nonrecurring SAIF assessment) for 1997.

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

  The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At December 31, 1998 cash and cash equivalents totaled $56.7 million, or 13.8% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $6.1 million, or 1.5% of total assets. At December 31, 1998, the Bank maintained a credit facility with the FHLB of Seattle for up to 20% of assets or $80.1 million (of which only $687,000 was outstanding at that date).

  To fund the growth of the Company, management's strategy has been to build core deposits (which the Company defines to include all deposits except public funds) through the development of its branch office network and commercial banking relationships. Total deposits decreased $5.3 million, or 1.7%, to $308.8 million at December 31, 1998 from $314.1 million at June 30, 1998 due to the one time withdrawal of approximately $17 million in temporary funds deposited in June, 1998. Excluding the impact of this $17 million withdrawal, total deposits increased 3.9% during the six months ended December 31, 1998. This net deposit outflow was concentrated in certificates of deposit which was somewhat attributable to management lowering offering rates on certificates to control its overall cost of funds. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management anticipates that the Company will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

  The Company and its subsidiary bank are subject to certain regulatory capital requirements. As of December 31, 1998, the Company and its subsidiary bank were classified as a "well capitalized" institution under the criteria established by the FDIC Act. As of June 30, 1997 and 1998, Heritage Bank was also classified as a "well capitalized" institution.

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

  The Company's asset and liability management strategies have resulted in a positive "gap" of 15.52% for the 0-3 month period and a relatively neutral one year "gap" of (0.79)% as of December 31, 1998. These "gaps" measure the difference between the dollar amount of its interest earning assets and interest bearing liabilities that mature or reprice within the designated period (0-3 months and one year) as a percentage of total interest earning amounts, based on certain estimates and assumptions as discussed below. The acquisition of North Pacific Bank has accelerated the Company's progress toward its objective by adding more variable rate commercial loans to the Company's loan portfolio and reducing the percentage of certificates of deposit to total deposits from 60.4% as of June 30, 1997 to 47.9% as of December 31, 1998. Although management believes that the implementation of its operating strategies has reduced the potential effects of changes in market interest rates on the Company's results of operations, the positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect the Company's results in the near term.

  The following table sets forth the estimated maturity or repricing and the resulting interest rate sensitivity gap of the Company's interest earning assets and interest bearing liabilities at December 31, 1998 based upon estimates of expected mortgage prepayment rates and deposit decay rates consistent with national trends. The Company has adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the zero to three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from the Company's internal data, and because certain assumptions have been utilized in presenting this data, the amounts may not be consistent with financial information appearing elsewhere in this document that have been prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

                                Estimated Maturity or Repricing Within
                         ----------------------------------------------------------
                           0-3       4-12       1-5      5-10    More than
                          months    months     years     years   10 years   Total
                         --------  --------   --------  -------  --------- --------
                                        (Dollars in thousands)
Interest Earnings
 Assets:
Loans................... $ 68,348  $ 67,358   $121,111  $21,061   $10,865  $288,743
Investment securities...    9,249     4,367     23,725    1,600       --     38,941
FHLB stock..............    2,062       --         --       --        --      2,062
Fed funds sold..........   10,000       --         --       --        --     10,000
Interest earning
 deposits...............   36,355       --         --       --        --     36,355
                         --------  --------   --------  -------   -------  --------
  Total interest earning
   assets............... $126,014  $ 71,725   $144,836  $22,661   $10,865   376,101
Noninterest earning
 assets.................                                                     35,882
                                                                           --------
  Total assets..........                                                   $411,983
                                                                           ========
Interest Bearing
 Liabilities:
Deposits
  Certificates of
   deposit.............. $ 46,790  $ 94,671   $  6,459  $   --    $   --   $147,920
  Savings accounts......    5,118    12,882     31,916    8,390     1,695    60,001
  Interest bearing
   demand and money
   market deposits......   15,735    25,500     26,024    4,825       972    73,056
                         --------  --------   --------  -------   -------  --------
Total interest bearing
 deposits...............   67,643   133,053     64,399   13,215     2,667   280,977
FHLB advances and other
 borrowings.............        3         7          7      328       360       705
                         --------  --------   --------  -------   -------  --------
Total interest bearing
 liabilities............ $ 67,646  $133,060   $ 64,406  $13,543   $ 3,027   281,682
Noninterest bearing
 liabilities and
 equity.................                                                    130,301
                                                                           --------
  Total liabilities and
   equity...............                                                   $411,983
                                                                           ========
Rate sensitivity gap.... $ 58,368  $(61,335)  $ 80,430  $ 9,118   $ 7,838
Cumulative rate
 sensitivity gap:
Amount..................   58,368    (2,967)    77,463   86,581    94,419
As a percentage of
 interest earning
 assets.................    15.52%    (0.79)%    20.60%   23.02%    25.10%
                         ========  ========   ========  =======   =======

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

  The Company has completed the identification phase in which management has determined the extent to which all programs used in its business are Year 2000 compliant. Heritage Bank utilizes a service bureau to perform its most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. The service bureau has completed the software programming for all of its applications used by the Bank. Testing of these service bureau programs commenced in November 1998 and are expected to be completed by mid-1999.

  The Company has evaluated its major third party business relationships, including vendors and its borrowers. The significant dependence on the service bureau creates potential exposure for the Company; however, management fully expects the service bureau to meet the scheduled timetable for testing which would ensure that the Company's mission critical applications would be Year 2000 compliant by July 1999. The Company has analyzed the extent that Year 2000 issues could adversely impact their borrowers' business operations, particularly its commercial borrowers. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit granting and loan review process.

  Management expects the Company's costs related to Year 2000 issues for 1999 to amount to approximately $20,000 primarily for the testing of service bureau applications. Of the past expenditures, approximately $43,000 was incurred in the year ended June 30, 1998 and approximately $120,000 was incurred to replace the existing North Pacific Bank telephone and voice mail system and modify the existing Heritage Bank telecommunications systems as part of the merger of operations which was completed in October 1998.

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

Recent Financial Accounting Pronouncements

  Effective July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. For the Company, comprehensive income includes net income and changes in unrealized gains and losses on securities available for sale.

  Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based on the requirements of SFAS No. 131, management has determined that the Company does not have reportable operating segments.

  On January 28, 1997, the Securities and Exchange Commission amended their rules and regulations to require public companies to provide enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to their financial statements. The accounting policy requirements become effective for all filings that include financial statements for periods ending after June 15, 1997. The Company had no derivative financial instruments or derivative commodity instruments at December 31, 1998 or at any time during the three year and six month period then ended. The Company believes that it is in compliance with this amended rule.

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

  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company had no derivatives as of December 31, 1998 nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

  In October 1998, the FASB issued SFAS No. 134 (which amended Statement No.
65), "Accounting for Certain Mortgage Banking Activities." This statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans. Under this statement, any retained mortgage-backed securities (after the securitization of a mortgage loan held for sale) will need to be classified as either "Available for Sale" or "Trading Securities." However, if the mortgage banking enterprise plans on selling retained mortgage backed securities before or during the securitization process, it must be classified as "Trading Securities." This statement is effective for the first quarter beginning after December 15, 1998. The Company does not expect that the adoption of SFAS No. 134 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to interest rate risk through its lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in the Company's interest rate risk profile during the past year, see "Asset/Liability Management".

  Neither the Company nor the Bank maintain a trading account for any class of financial instrument, nor do they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither the Company nor the Bank are subject to foreign currency exchange rate risk or commodity price risk.

  The table below provides information as of December 31, 1998 about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit decay or early withdrawal rates.

                                             By Expected Maturity Date
                         ------------------------------------------------------------------------
                                              Year Ended December 31,
                         ------------------------------------------------------------------------
                                                                       After               Fair
                           1999     2000    2001     2002     2003      2003     Total    Value
                         --------  ------  -------  -------  -------  --------  -------- --------
                                               (Dollars in thousands)
Investment Securities
 Amounts maturing:
 Fixed rate............. $  6,120  $3,120  $20,966  $   200  $    29  $  7,472  $ 37,907
 Weighted average
  interest rate.........     5.59%   5.91%    5.60%    4.68%    6.75%     7.51%
 Adjustable Rate........    1,034     --       --       --       --        --      1,034
 Weighted average
  interest rate.........     6.65%    --       --       --       --        --
                         --------  ------  -------  -------  -------  --------  -------- --------
   Totals...............    7,154   3,120   20,966      200       29     7,472  $ 38,941 $ 39,110
Loans
 Amounts maturing:
 Fixed rate............. $ 14,802  $2,919  $ 3,977  $ 8,236  $ 8,308  $112,807  $151,049
 Weighted average
  interest rate.........     9.16%  10.22%   10.02%    9.44%    9.41%     8.48%
 Adjustable rate........   44,604   3,571    8,930    3,431    4,815    68,793   134,144
 Weighted average
  interest rate.........     9.63%   9.59%    9.21%    9.64%    9.35%     8.45%
                         --------  ------  -------  -------  -------  --------  -------- --------
   Totals............... $ 59,406  $6,490  $12,907  $11,667  $13,123  $181,600  $285,193 $289,944
Certificates of Deposit
 Amounts maturing:
 Fixed rate............. $141,461  $4,313  $   540  $   272  $ 1,334  $    --   $147,920 $148,179
 Weighted average
  interest rate.........     5.24%   4.94%    4.38%    4.96%    5.04%      --
FHLB Advances
 Amounts maturing:
 Fixed rate............. $     54  $   30  $    32  $    34  $    34  $    503  $    687 $    719
 Weighted average
  interest rate.........     5.95%   5.95%    5.95%    5.95%    5.95%     6.30%
Other Borrowings
 Amounts maturing:
 Fixed rate............. $     10  $    7  $   --       --       --        --   $     17 $     16
 Weighted average
  interest rate.........     5.25%   5.25%     --       --       --        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" of the Company's definitive Proxy Statement dated March 31, 1999 (the "Proxy Statement") for the annual meeting of shareholders to he held April 27, 1999.

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

    (3) Exhibits

 Exhibit
   No.
 -------
   3.1   Articles of Incorporation(1)
   3.2   Bylaws of the Company(1)
  10.1   1998 Stock Option and Restricted Stock Award Plan(2)
  10.2   Employment Agreement between the Company and Donald V. Rhodes, effective as of October 1, 1997.(1)
         Severance Agreement between the Company and Brian L. Vance, effective
  10.3   October 1, 1997.(1)
         Severance Agreement between the Company and John D. Parry, effective
  10.4   October 1, 1997.(1)
  10.5   Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)
  10.6   1997 Stock Option and Restricted Stock Award Plan(3)
  21.0   Subsidiaries of the Company
  23.0   Consent of KPMG LLP
  24.0   Power of Attorney dated February 25, 1999
  27.0   1998 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

  (b) Reports on Form 8-K. The Company filed three reports on Form 8-K between October 1, 1998 and December 31, 1998 as follows:

    (1) October 8, 1998 Form 8-K announcing that an agreement had been reached for the Company to acquire Washington Independent Bankshares, Inc.

    (2) October 29, 1998 Form 8-K announcing that the Board of the Company voted to change the Company's fiscal year from June 30 to December 31.

    (3) December 30, 1998 Form 8-K announcing that the Company and Harbor Bancorp, Inc. had mutually agreed to terminate the agreement calling for the Company to acquire Harbor.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HERITAGE FINANCIAL CORPORATION

                                          Principal Executive Officer:

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                          Executive Officer

                                          Principal Financial Officer:

                                          /s/ James Hastings
                                          -------------------------------------
                                          James Hastings
                                          Vice President and Treasurer
Dated: March 29, 1999

  Donald V. Rhodes, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 29, 1999, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

           Lynn M. Brunton                                  John A. Clees
           Daryl D. Jensen                                  H. Edward Odegard
           James P. Senna                                   Peter K. Wallerich
           Philip S. Weigand

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Attorney-in-fact
                                          March 29, 1999

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1996, 1997, 1998 and December 31, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2
Consolidated Statements of Financial Condition--June 30, 1998 and December
 31, 1998.................................................................  F-3
Consolidated Statements of Income--for the years ended June 30, 1996, 1997 and 1998 and for the six month periods ended December 31, 1997 and 1998..  F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income--
 Years ended June 30, 1996, 1997 and 1998 and for the six months ended
 December 31, 1998........................................................  F-5
Consolidated Statements of Cash Flows--Years ended June 30, 1996, 1997 and
 1998 and for the six month periods ended December 31, 1997 and 1998......  F-6
Notes to Consolidated Financial Statements................................  F-7

                         Independent Auditor's Report

The Board of Directors
Heritage Financial Corporation:

  We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of June 30, 1998 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 1998 and for the six month period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of June 30 and December 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 and for the six month period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP


Seattle, Washington
January 29, 1999

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                         June 30,  December 31,
                                                           1998        1998
                                                         --------  ------------
                         ASSETS
                         ------
Cash on hand and in banks............................... $ 12,065    $ 10,369
Interest earning deposits...............................   50,542      36,355
Federal funds sold......................................   12,000      10,000
Investment securities available for sale................    9,041      25,792
Investment securities held to maturity..................   29,731      13,149
Loans held for sale.....................................    6,411       7,618
Loans receivable........................................  269,355     281,125
Less: Allowance for loan losses.........................   (3,542)     (3,550)
                                                         --------    --------
  Loans, net............................................  265,813     277,575
Real estate owned.......................................       82         --
Premises and equipment, at cost, net....................   15,923      15,878
Federal Home Loan Bank stock, at cost...................    1,985       2,062
Accrued interest receivable.............................    2,275       2,106
Prepaid expenses and other assets.......................    1,352       2,707
Goodwill................................................    8,631       8,372
                                                         --------    --------
                                                         $415,851    $411,983
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Deposits................................................ $314,120    $308,811
Advances from Federal Home Loan Bank....................      698         687
Other borrowings........................................    1,132          17
Advance payments by borrowers for taxes and insurance...      419         476
Accrued expenses and other liabilities..................    4,412       5,524
Deferred Federal income taxes...........................    1,183       1,035
                                                         --------    --------
                                                          321,965     316,550
                                                         --------    --------
Stockholders' equity:
  Common stock, no par, 15,000,000 shares authorized;
   9,656,176 and 9,793,145 shares outstanding at June
   30, 1998 and December 31, 1998, respectively.........   70,515      70,969
  Unearned compensation--ESOP and Other.................   (1,328)     (1,241)
  Retained earnings, substantially restricted...........   24,696      25,699
  Unrealized gain on securities available for sale, net
   of deferred taxes....................................        4           6
                                                         --------    --------
    Total stockholders' equity..........................   93,887      95,433
Commitments and contingencies...........................
                                                         --------    --------
                                                         $415,851    $411,983
                                                         ========    ========

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                                             Six Months ended
                                     Year ended June 30         December 31
                                   ------------------------ -------------------
                                    1996    1997     1998      1997      1998
                                   ------- -------  ------- ----------- -------
                                                            (unaudited)
Interest income:
  Loans........................... $14,894 $16,743  $19,888   $9,599    $13,181
  Mortgage backed securities......     552     464      397      208        151
  Investment securities and
   Federal Home Loan Bank
   dividends......................     854     757      889      296        961
  Interest bearing deposits.......     575     548    1,967      327      1,174
  Interest on fed funds sold......     --      --       --       --         179
                                   ------- -------  -------   ------    -------
    Total interest income.........  16,875  18,512   23,141   10,430     15,646
                                   ------- -------  -------   ------    -------
Interest expense:
  Deposits........................   8,528   8,999   10,115    4,968      6,188
  Other borrowings................      15       1       13        8         46
                                   ------- -------  -------   ------    -------
    Total interest expense........   8,543   9,000   10,128    4,976      6,234
                                   ------- -------  -------   ------    -------
      Net interest income.........   8,332   9,512   13,013    5,454      9,412
  Provision for loan losses.......     --     (270)     120       60        180
                                   ------- -------  -------   ------    -------
      Net interest income after
       provision for loan losses..   8,332   9,782   12,893    5,394      9,232
                                   ------- -------  -------   ------    -------
Noninterest income:
  Gains on sales of loans, net....   3,049   2,006    2,406    1,102      1,297
  Commissions on sales of
   annuities and securities.......     296     220      151       75        101
  Services charges on deposits....     353     462      563      254        441
  Rental income...................     221     210      208      104        112
  Gain on sale of premises........     --       84      --        36         43
  Other income....................     379     365      463      202        445
                                   ------- -------  -------   ------    -------
    Total noninterest income......   4,298   3,347    3,791    1,773      2,439
                                   ------- -------  -------   ------    -------
Noninterest expense:
  Salaries and employee benefits..   4,711   5,468    6,016    2,963      4,381
  Building occupancy..............   1,254   1,717    1,768      857      1,239
  FDIC premiums and special
   assessment.....................     407   1,262      135       65         72
  Data processing.................     493     534      700      324        568
  Marketing.......................     162     257      380      181        263
  Office supplies and printing....     229     243      268      128        187
  Goodwill amortization...........     --      --       --       --         288
  Other...........................   1,166   1,624    1,826      702      1,631
                                   ------- -------  -------   ------    -------
    Total noninterest expense.....   8,422  11,105   11,093    5,220      8,629
                                   ------- -------  -------   ------    -------
      Income before Federal income
       tax expense (benefit)......   4,208   2,024    5,591    1,947      3,042
Federal income tax expense
 (benefit)........................   1,435    (245)   1,963      691      1,118
                                   ------- -------  -------   ------    -------
      Net income.................. $ 2,773 $ 2,269  $ 3,628   $1,256    $ 1,924
                                   ======= =======  =======   ======    =======
Basic earnings per common share...   $0.30   $0.24    $0.38    $0.14      $0.20
Diluted earnings per common
 share............................   $0.30   $0.24    $0.37    $0.13      $0.19

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (Dollars and shares in thousands)

                                                                                 Unrealized
                                                                                  gain on    Total
                          Number of          Additional    Unearned              securities  stock-
                           common   Common    paid-in   compensation-- Retained  available  holders'
                           shares    stock    capital   ESOP and Other earnings   for sale   equity
                          --------- -------  ---------- -------------- --------  ---------- --------
Balance at June 30,
 1995...................    1,805   $ 1,805   $ 4,062      $   --      $17,198      $--     $23,065
Restricted stock award..        1         1         5          --          --        --           6
Net income..............                --        --           --        2,773       --       2,773
Cash dividend declared..                --        --           --         (211)      --        (211)
                            -----   -------   -------      -------     -------      ----    -------
Balance at June 30,
 1996...................    1,806   $ 1,806     4,067          --       19,760       --      25,633
Exercise of stock
 options................        4         4        36          --          --        --          40
Net income..............                --        --           --        2,269       --       2,269
Cash dividend declared..                                       --         (228)      --        (228)
                            -----   -------   -------      -------     -------      ----    -------
Balance at June 30,
 1997...................    1,810     1,810     4,103          --       21,801       --      27,714
Offering proceeds.......    6,481    64,352       --        (1,322)        --        --      63,030
Earned ESOP shares......        3        17       --            37         --        --          54
Conversion transaction..    1,329     4,223    (4,103)         --          --        --         120
Exercise of stock
 options................       30        70       --           --          --        --          70
Restricted stock award..        3        43       --           (43)        --        --         --
Net income..............                --        --           --        3,628       --       3,628
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................                --        --           --          --          4          4
Cash dividend declared..                --        --           --         (733)      --        (733)
                            -----   -------   -------      -------     -------      ----    -------
Balance at June 30,
 1998...................    9,656    70,515       --        (1,328)     24,696         4     93,887
Earned ESOP shares......        4        11       --            44         --        --          55
Exercise of stock
 options................      136       486       --           --          --        --         486
Restricted stock award
 terminated.............       (3)      (43)      --            43         --        --         --
Net income..............                          --           --        1,924                1,924
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................                --        --           --          --          2          2
Cash dividend declared..      --        --        --           --         (921)      --        (921)
                            -----   -------   -------      -------     -------      ----    -------
Balance at December 31,
 1998...................    9,793   $70,969   $   --       $(1,241)    $25,699      $  6    $95,433
                            =====   =======   =======      =======     =======      ====    =======

                                                           Six months
                                                              ended
                                      Year ended June 30   December 31
                                     -------------------- -------------
        Comprehensive Income          1996   1997   1998   1997   1998
        --------------------         ------ ------ ------ ------ ------
                                                           (unaudited)
Net income.......................... $2,773 $2,269 $3,628 $1,256 $1,923
Increase in unrealized gain on
 securities available for sale,
 net of tax.........................    --     --     --     --       2
                                     ------ ------ ------ ------ ------
Comprehensive income................ $2,773 $2,269 $3,628 $1,256 $1,925
                                     ====== ====== ====== ====== ======

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                    Year Ended              Six Months Ended
                                      June 30                 December 31
                             ---------------------------  --------------------
                              1996      1997      1998       1997       1998
                             -------  --------  --------  ----------- --------
                                                          (Unaudited)
Cash flows from operating
 activities:
  Net income...............  $ 2,773  $  2,269  $  3,628    $ 1,256   $  1,924
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities, net of
   effect of acquisition:
    Depreciation and
     amortization..........      349       996     1,000        501        543
    Deferred loan fees, net
     of amortization.......       35        11      (149)       (38)      (172)
    Provision for loan
     losses................      --       (270)      120         60        180
    Net increase in loans
     held for sale.........      615    (1,037)      (88)     1,281     (1,206)
    Deferred Federal income
     tax expense
     (benefit).............      262      (549)      (17)       --        (148)
    Federal Home Loan Bank
     stock dividends.......      (99)     (111)     (129)       (61)       (77)
    Recognition of
     compensation related
     to ESOP...............      --        --         54        --          57
    Net change in accrued
     interest receivable,
     prepaid expenses and
     other assets, and
     accrued expenses and
     other liabilities.....      411       392      (397)    (1,111)        (3)
                             -------  --------  --------    -------   --------
      Net cash provided by
       operating
       activities..........    4,346     1,701     4,022      1,888      1,098
                             -------  --------  --------    -------   --------
Cash flows from investing
 activities, net of effect
 of acquisition:
  Loans originated, net of
   principal payments and
   loan sales..............  (11,211)  (37,115)  (18,128)    (8,541)   (11,599)
  Principal payments of
   mortgage backed
   securities..............    1,493       825     1,335        457        588
  Maturities of investment
   securities held to
   maturity................   13,300     9,160     6,271      2,770     17,110
  Purchase of investment
   securities held to
   maturity................  (10,445)   (2,345)  (20,748)    (1,950)    (1,099)
  Purchase of investment
   securities available for
   sale....................      --        --        --         --     (16,683)
  Purchase of premises and
   equipment...............   (2,204)   (2,023)     (353)      (182)      (579)
  Cash acquired, net of
   cash paid for
   acquisition.............      --        --     10,573        --         --
                             -------  --------  --------    -------   --------
      Net cash used in
       investing
       activities..........   (9,067)  (31,498)  (21,050)    (7,446)   (12,262)
                             -------  --------  --------    -------   --------
Cash flows from financing
 activities, net of effect
 of acquisition:
  Net increase (decrease)
   in deposits.............   16,322    18,662    22,049     14,106     (5,309)
  Net increase (decrease)
   in FHLB advances........      --        890      (890)      (890)       (11)
  Net increase (decrease)
   in other borrowed
   funds...................   (3,252)      --        185        --      (1,114)
  Net increase (decrease)
   in advance payments by
   borrowers for taxes and
   insurance...............     (100)     (62)      (54)          2         57
  Cash dividends paid......     (211)     (228)     (342)       --        (826)
  Issuance of restricted
   stock award and exercise
   of stock options........        6        40        70        --         484
  Proceeds received and
   held for stock
   conversion..............      --        --        --      72,506        --
  Net proceeds from stock
   offering................                --     63,030        --         --
                             -------  --------  --------    -------   --------
      Net cash provided by
       (used in) financing
       activities..........   12,765    19,302    84,048     85,724     (6,719)
                             -------  --------  --------    -------   --------
      Net increase
       (decrease) in cash
       and cash
       equivalents.........    8,044   (10,495)   67,020     80,166    (17,883)
Cash and cash equivalents
 at beginning of year......   10,038    18,082     7,587      7,587     74,607
                             -------  --------  --------    -------   --------
Cash and cash equivalents
 at end of year............  $18,082  $  7,587  $ 74,607    $87,753   $ 56,724
                             =======  ========  ========    =======   ========
Supplemental disclosures of
 cash flow information:
 Cash payments for:
  Interest expense.........  $ 8,527  $  8,945  $ 10,420    $ 5,010   $  6,145
  Federal income taxes.....    1,395       620     1,578        540      1,360
Supplemental disclosure of
 noncash investing
 activities:
  Mortgage loans
   transferred to real
   estate owned............      --        --         82        --        (82)

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

(1) Summary of Significant Accounting Policies

 (a) Description of Business

  Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank upon its reorganization from a mutual holding company form of organization to the stock holding company form of organization.

  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary: Heritage Bank (the Bank). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). The Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank which was merged into the Bank effective November 20, 1998.

  The business of Heritage Bank consists primarily of focusing on lending and deposit relationships with small businesses and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western Washington. The Bank also makes residential construction loans, income property loans and consumer loans. Although the Bank has a diversified loan portfolio and its market area enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay these loans is dependent upon the economic stability of the major employers, Federal, State and local governments.

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

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements shown herein prior to the January 8, 1998 stock conversion are for Heritage Bank only as the Company did not engage in any material transactions until after January 8, 1998. The par value of common stock and additional paid-in capital of the Company have been restated to reflect the new par value of the holding company which became effective January 8, 1998. The formation of the holding company was treated in a manner similar to a pooling-of-interests. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

  On October 28, 1998, the Company's Board of Directors voted to change the Company's fiscal year ending June 30 to a calendar year beginning January 1st and ending December 31st.

 (c) Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks and interest bearing deposits and fed funds sold.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

 (d) Investment Securities

  Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

  Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the interest method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component (Accumulated other comprehensive income) of stockholders' equity until realized. Realized gains and losses on sale are computed on the specific identification method.

 (e) Loans Receivable and Loans Held for Sale

  Loans are generally recorded at cost, net of discounts, unearned fees and deferred fees. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual life, adjusted for actual prepayments. Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization. Unrealized losses on such loans are included in income.

 (f) Loan Fees

  Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

 (j) Real Estate Owned

  Real estate acquired by the Bank in satisfaction of debt is recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value. Subsequently, foreclosed assets are carried at the lower of cost or fair value less estimated costs to sell.

 (k) Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization include buildings and building improvements, 30 to 40 years; and furniture, fixtures and equipment, 3 to 10 years.

 (l) Goodwill

  Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and is being amortized on a straight line basis over 15 years. The Company will periodically evaluate goodwill for impairment.

 (m) Federal Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

 (n) Employee Stock Ownership Plan

  Heritage Bank sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company's common stock. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP. The Bank's contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%, after the effect of cash dividends on unallocated shares. As the debt is repaid,

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

 (o) Recent Financial Accounting Pronouncements

  Effective July 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. For the Company, comprehensive income includes net income and the change in unrealized gains and losses on securities available for sale.

  Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report financial and descriptive information about its operating segments. Operating segments are components of a business about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based on the requirements of SFAS No. 131, management has determined that the Company does not have reportable operating segments.

  On January 28, 1997, the Securities and Exchange Commission amended their rules and regulations to require public companies to provide enhanced descriptions of accounting policies for derivative financial instruments and derivative commodity instruments in the footnotes to their financial statements. The accounting policy requirements become effective for all filings that include financial statements for periods ending after June 15, 1997. The Company had no derivative financial instruments or derivative commodity instruments at December 31, 1998 or at any time during the three years ended June 30, 1998 and the six month period ended December 31, 1998. The Company believes that it is in compliance with this amended rule.

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

  Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company had no derivatives as of December 31, 1998 nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

  In October 1998, the FASB issued SFAS No. 134 (which amended SFAS No. 65), "Accounting for Certain Mortgage Banking Activities." This statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans. Under this statement, any retained mortgage-backed securities (after the securitization of a mortgage loan held for sale) will need to be classified as either "Available for Sale"

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

or "Trading Securities." However, if the mortgage banking enterprise plans on selling retained mortgage backed securities before or during the securitization process, it must be classified as "Trading Securities." This statement is effective for the first quarter beginning after December 15, 1998. The Company does not expect that the adoption of SFAS No. 134 will have a material impact on its financial position or results of operations.

(2) Business Combinations

 (a) North Pacific Bank

  The Company completed the acquisition of North Pacific Bank effective June 12, 1998. The Company paid the former stockholder of North Pacific Bancorporation $17.5 million in cash for the common stock of North Pacific Bancorporation. This acquisition was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of North Pacific Bank have been recorded on the books of the Company at their respective fair values at the date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $8.6 million. Accumulated amortization of goodwill amounted to $288 as of December 31, 1998. The following are the fair values of assets acquired and liabilities assumed as of the June 12, 1998 acquisition date:

   Cash acquired, net of cash paid for acquisition..................... $10,573
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
                                                                        -------
     Total liabilities................................................. $84,997
                                                                        =======

  The financial statements for the year ended June 30, 1998 include the operations of North Pacific Bank from June 12, 1998 to June 30, 1998. Effective November 20, 1998, the operations of North Pacific Bank were merged with Heritage Bank. The following information presents the actual results of operations for the year ended June 30, 1998 and the proforma results of operations for the years ended June 30, 1998, 1997 and 1996, as though the acquisition had occurred on July 1, 1995. The proforma results do not necessarily indicate the actual result that would have been obtained nor are they necessarily indicative of the future operations of the combined companies.

                                                       Years Ended June 30,
                                                        Unaudited proforma
                                              Actual  -----------------------
                                               1998    1996    1997    1998
                                              ------- ------- ------- -------
                                              (in thousands, except per share
                                                         amounts)
   Net interest income before provision for
    loan loss................................ $13,013 $11,125 $12,665 $16,068
   Net income................................   3,628   2,480   2,002   3,090
   Earnings per common share:
     Basic...................................   $0.38   $0.27   $0.21   $0.33
     Diluted.................................   $0.37   $0.27   $0.21   $0.31

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

 (b) Washington Independent Bancshares, Inc

  On September 28, 1998, the Company entered into a definitive merger agreement with Washington Independent Bancshares, Inc. (Washington Independent) whereby the Company would acquire all of the outstanding common stock of Washington Independent (whose wholly owned subsidiary is Central Valley Bank). The transaction closed on March 5, 1999, and the Company exchanged 1,058,200 shares of its common stock for all of the outstanding Washington Independent common stock. This transaction is expected to be accounted for as a pooling of interests and accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Washington Independent.

(3) Loans Receivable and Loans Held for Sale

  Loans receivable and loans held for sale consist of the following:

                                                        June 30,  December 31,
                                                          1998        1998
                                                        --------  ------------
   Commercial loans.................................... $100,489    $111,817
   Real Estate Mortgages:
     One to four family residential....................   97,598      93,442
     Five or more family residential and commercial
      real estate......................................   57,158      55,121
                                                        --------    --------
     Total Real Estate Mortgage........................  154,756     148,563
   Real Estate Construction:
     One to four family residential....................   18,192      24,922
     Five or more family residential and commercial
      real estate......................................      527       2,124
                                                        --------    --------
   Total Real Estate Construction......................   18,719      27,046
   Consumer............................................    3,030       2,717
                                                        --------    --------
     Subtotal..........................................  276,994     290,143
   Unamortized yield adjustments.......................   (1,228)     (1,400)
                                                        --------    --------
     Total Loans Receivable and Loans Held for Sale.... $275,766    $288,743
                                                        ========    ========

  Accrued interest on loans receivable amounted to $1,553 and $1,561 as of June 30, 1998 and December 31, 1998, respectively. The Company had $369 and $392 of impaired loans which are nonaccruing as of June 30, 1998 and December 31, 1998, respectively. The weighted average interest rate on loans was 8.8% and 8.5% as of June 30, 1998 and December 31, 1998, respectively.

  Details of certain mortgage banking activities are as follows:

                                                          June 30, December 31,
                                                            1998       1998
                                                          -------- ------------
   Loans held for sale at lower of cost or market.......   $6,411     $7,618
   Loans serviced for others............................   25,648     18,832
   Commitments to sell mortgage loans...................   12,418     11,533
   Commitments to fund mortgage loans (at interest rates
    approximating
    market rates)
     Fixed rate.........................................    6,266      4,704
     Variable or adjustable rate........................      249        --

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  Servicing fee income from loans serviced for others amounted to $90, $75, $60 and $79 for the years ended June 30, 1996, 1997 and 1998 and the six months ended December 31, 1998, respectively.

  Commitments to sell mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower's election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Bank.

  As of December 31, 1998, the Company had $28.5 million in other loan commitments (which includes business and consumer credit lines ), $10.7 million in real estate loan commitments outstanding, and $0.8 million in commitments under letters of credit.


(4) Allowance for Loan Losses

  Activity in the allowance for loan losses is summarized as follows:

                                                                    Six Months
                                             Year Ended June 30,      Ended
                                             --------------------- December 31,
                                              1996   1997    1998      1998
                                             ------ ------  ------ ------------
   Balance at beginning of period........... $1,720 $1,873  $2,752    $3,542
     Provision..............................    --    (270)    120       180
     Recoveries.............................    153  1,152     --          9
     Charge offs............................    --      (3)    --       (181)
     Acquired with North Pacific Bank.......    --     --      670       --
                                             ------ ------  ------    ------
   Balance at end of period................. $1,873 $2,752  $3,542    $3,550
                                             ====== ======  ======    ======

  In May 1996, the Bank sold its interest in two loans which were partially charged off. This sale resulted in an excess of net proceeds over the book basis of these loans of $1.3 million. The Bank recorded a recovery of $148 in 1996 which was the pro rata portion of the sale proceeds received in cash versus the amount the Bank financed for the purchaser. The additional $1,152 was recognized as a recovery in 1997 when the Bank received additional collateral on this financing.

(5) Investment Securities Available For Sale

  The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

                                                   Gross      Gross
                                       Amortized unrealized unrealized  Fair
                                         cost      gains      losses    value
                                       --------- ---------- ---------- -------
   June 30, 1998
   U.S. Government and its agencies...  $ 8,022     $  6       $--     $ 8,028
   Corporate notes....................    1,013      --         --       1,013
                                        -------     ----       ----    -------
                                         $9,035     $  6       $--     $ 9,041
                                        =======     ====       ====    =======
   December 31, 1998
   U.S. Government and its agencies...  $21,093     $ 56       $(47)   $21,102
   Mortgage backed and related
    securities:
     Collateralized mortgage
      obligations.....................    2,690      --         (10)     2,680
     Other............................    1,000      --         --       1,000
   Corporate notes....................    1,001        9        --       1,010
                                        -------     ----       ----    -------
       Totals.........................  $25,784     $ 65       $(57)   $25,792
                                        =======     ====       ====    =======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 1998 are shown below:

                                                              Amortized  Fair
                                                                cost     value
                                                              --------- -------
       Due in one year or less...............................  $ 3,993  $ 4,028
       Due after one year through three years................   17,601   17,584
       Due after five years through ten years................      500      500
       Due after ten years...................................    3,690    3,680
                                                               -------  -------
       Totals................................................  $25,784  $25,792
                                                               =======  =======

  There were no sales of investment securities available for sale during the periods ended June 30, 1996, 1997, 1998, and December 31, 1998.

  Accrued interest on investment securities available for sale amounted to $131 and $201 as of June 30, 1998 and December 31, 1998, respectively.

  At June 30, 1998 and December 31, 1998, investment securities available for sale with amortized cost values of $2,415 and $1,997 were pledged to secure public deposits and for other purposes as required or permitted by law.

(6) Investment Securities Held to Maturity

  The amortized cost and fair values of investment securities held to maturity are as follows:

                                                    Gross      Gross
                                        Amortized unrealized unrealized  Fair
                                          cost      gains      losses    value
                                        --------- ---------- ---------- -------
   June 30, 1998
   U.S. Government and its agencies....  $22,996     $  5       $(22)   $22,979
   Mortgage backed securities:
     FNMA certificates.................      944       48         (8)       984
     FHLMC certificates................      970       61        --       1,031
     GNMA certificates.................    1,930      138        --       2,068
   Municipal bonds.....................    2,891       25        ( 3)     2,913
                                         -------     ----       ----    -------
                                         $29,731     $277       $(33)   $29,975
                                         =======     ====       ====    =======
   December 31, 1998
   U.S. Government and its agencies....  $ 7,348     $ 10       $ (3)   $ 7,355
   Mortgage backed securities:
     FNMA certificates.................      734       10        --         743
     FHLMC certificates................      851       22        --         873
     GNMA certificates.................    1,677       54        --       1,732
   Municipal bonds.....................    2,539       76        --       2,615
                                         -------     ----       ----    -------
                                         $13,149     $172       $ (3)   $13,318
                                         =======     ====       ====    =======

  The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 1998 are shown below:

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                                                              Amortized  Fair
                                                                cost     value
                                                              --------- -------
       Due in one year or less...............................  $ 2,092  $ 2,096
       Due after one year through three years................    6,502    6,530
       Due after three years through five years..............      229      237
       Due after five years through ten years................    1,259    1,304
       Due after ten years...................................    3,067    3,151
                                                               -------  -------
         Totals..............................................  $13,149  $13,318
                                                               =======  =======

  There were no sales of investment securities held to maturity during the years ended June 30, 1996, 1997, 1998 and for the six months ended December 31, 1998.

  Accrued interest on investment securities held to maturity amounted to $408 and $189 as of June 30, 1998 and December 31, 1998, respectively.

  At December 31, 1998, investment securities held to maturity with amortized cost values of $1,401 were pledged to secure public deposits and for other purposes as required or permitted by law.

(7) Premises and Equipment

  A summary of premises and equipment follows:

                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
     Land................................................. $  4,483   $ 3,824
     Buildings and building improvements..................   10,453    12,213
     Furniture, fixtures and equipment....................    7,533     8,817
                                                           --------   -------
                                                             22,469    24,854
     Less accumulated depreciation........................    6,546     8,976
                                                           --------   -------
                                                           $ 15,923   $15,878
                                                           ========   =======

(8) Deposits

  Deposits consist of the following:

                                                                  December 31,
                                                June 30, 1998         1998
                                               ---------------- ----------------
                                                Amount  Percent  Amount  Percent
                                               -------- ------- -------- -------
     Demand deposits.......................... $ 25,811    8.2% $ 27,834    9.0%
     NOW accounts.............................   36,679   11.7    40,275   13.0
     Money market accounts....................   34,635   11.0    32,781   10.6
     Savings accounts.........................   65,764   20.9    60,001   19.5
     Certificate accounts.....................  151,231   48.2   147,920   47.9
                                               --------  -----  --------  -----
                                               $314,120  100.0% $308,811  100.0%
                                               ========  =====  ========  =====

  The combined weighted average interest rate of deposits was 4.02% and 3.77% at June 30, 1998 and December 31, 1998, respectively. Accrued interest payable on deposits was $148 and $74 at June 30, 1998 and December 31, 1998, respectively.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  Interest expense, by category, is as follows:

                                                                     Six Months
                                               Year Ended June 30,     Ended
                                              --------------------- December 31,
                                               1996   1997   1998       1998
                                              ------ ------ ------- ------------
     NOW accounts............................ $  404 $  490 $   557    $  371
     Money market accounts...................  1,489  1,603   1,808     1,237
     Savings accounts........................    300    307     346       387
     Certificate accounts....................  6,335  6,599   7,404     4,193
                                              ------ ------ -------    ------
                                              $8,528 $8,999 $10,115    $6,188
                                              ====== ====== =======    ======

  Scheduled maturities of certificate accounts at December 31, 1998 are as follows:

         Within one year................................ $ 141,461
         Between one and two years......................     4,313
         Between two and three years....................       540
         Between three and four years...................       272
         Between four and five years....................     1,334
                                                         ---------
                                                         $ 147,920
                                                         =========

  Certificates of deposit issued in denominations in excess of $100,000 totaled $22,975 and $22,187 at June 30, 1998 and December 31, 1998.

(9) FHLB Advances and Stock

  The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Seattle FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 1998, the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $1.4 million. Purchases and sales of stock are made directly with the FHLB at par value.

  A summary of FHLB Advances follows:

                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
     Balance at period end................................   $698       $687
     Average balance......................................    156        693
     Maximum amount outstanding at any month end..........    698        696
     Average interest rate:
       During the period..................................   5.73%      6.20%
       At period end......................................   6.20%      6.20%

  FHLB advances which have fixed interest rates are scheduled to mature as follows:

                                                          June 30, December 31,
                                                            1998       1998
                                                          -------- ------------
     Note payable, interest only payable monthly at
      6.48%,
      maturing on September 6, 2005......................   $328       $328
     Note payable, in monthly installments including
      interest at 5.95%, maturing on January 2, 2009.....    370        359
                                                            ----       ----
                                                            $698       $687
                                                            ====       ====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

  The Bank may borrow from the FHLB in amounts up to 20% of its total assets.

(10) Other Borrowings

  Other borrowings consist of the following:

                                                             June
                                                              30,   December 31,
                                                             1998       1998
                                                            ------- ------------
   Securities sold under agreements to repurchase.......... $   610     $--
   Subordinated debentures.................................     500      --
   Other...................................................      22       17
                                                            -------     ----
                                                            $ 1,132     $ 17
                                                            =======     ====

  The maximum and average outstanding balances and average interest rates on repurchase agreements were as follows:

                                                             Year    Six Months
                                                            Ended      Ended
                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
   Maximum outstanding at any month-end...................   $610       $483
   Average outstanding....................................     21        320
   Weighted average interest rate:
     For the period.......................................   3.25%      3.25%
     End of period........................................   3.25%       --

  The subordinated debentures were repaid on December 31, 1998.

(11) Federal Income Taxes

  Federal income tax expense (benefit) consists of the following:

                                                                     Six Months
                                              Year Ended June 30,      Ended
                                              --------------------  December 31,
                                               1996  1997    1998       1998
                                              ------ -----  ------  ------------
   Current................................... $1,173 $ 304  $1,980     $1,266
   Deferred..................................    262  (549)    (17)      (148)
                                              ------ -----  ------     ------
                                              $1,435 $(245) $1,963     $1,118
                                              ====== =====  ======     ======

  Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% as follows:

                                              Year Ended           Six Months
                                               June 30,              Ended
                                          ----------------------  December 31,
                                           1996   1997     1998       1998
                                          ------  -----   ------  ------------
   Income tax expense at Federal
    statutory rate....................... $1,431  $ 688   $1,901     $1,034
   Reversal of provision for base year
    bad debt reserve.....................    --    (938)     --         --
   Other, net............................      4      5       62         84
                                          ------  -----   ------     ------
                                          $1,435  $(245)  $1,963     $1,118
                                          ======  =====   ======     ======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  Heritage Bank has been permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. The deduction was based on either specified experience formulas or a percentage of taxable income before such deduction. The Bank used the percentage of taxable income method for the years ended June 30, 1995 and 1996. This deduction was historically greater than the loan loss provisions recorded for financial accounting purposes. Deferred income taxes are provided on differences between the bad debt reserve for tax and financial reporting purposes only to the extent of the tax reserves arising subsequent to June 30, 1988. Savings institutions were not required to provide a deferred tax liability for the tax bad debt reserves accumulated as of June 30, 1988 which for The Bank amounted to $938. Starting in the fiscal year ended June 30, 1994, The Bank established and maintained a deferred income tax liability of $938 due to the potential recapture of the pre-1988 tax bad debt reserve which could have been triggered by the formation of the mutual holding company; a change to a commercial bank charter (which management had been contemplating); or possible legislation which was being debated in Congress.

  Legislation enacted in August 1996 eliminated certain conditions under which recapture of the pre-1988 additions to the tax bad debt reserve would be required. Such conditions are principally conversion to a commercial bank charter or merger with a commercial bank. The pre-1988 reserves would be required to be recaptured under certain other conditions such as payment of dividends in excess of accumulated earnings and profits or other distributions made in connection with the dissolution or liquidation of the Bank. Based on this legislation, the Bank reversed the $938 deferred tax liability as a reduction of Federal income tax expense during the year ended June 30, 1997.

 The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases.

                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
   Deferred tax liabilities:
     Deferred loan fees...................................  $  437    $   363
     Premises and equipment...............................   1,277      1,282
     FHLB stock...........................................     399        425
     Other................................................      28        --
                                                            ------    -------
       Total deferred tax liabilities.....................  $2,141    $ 2,070
                                                            ======    =======
   Deferred tax assets:
     Loan loss allowances.................................  $ (573)   $  (682)
     Management bonus.....................................    (218)      (178)
     Vacation benefits....................................     (90)      (108)
     Charitable contributions.............................     (36)       (36)
     Other................................................     (41)       (31)
                                                            ------    -------
       Total deferred tax assets..........................    (958)    (1,035)
                                                            ------    -------
       Deferred taxes payable, net........................  $1,183    $ 1,035
                                                            ======    =======

  The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods. Management has evaluated available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that deferred tax assets will be realized.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(12) Stockholders' Equity

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

  Concurrent with the January 1998 stock conversion ("Conversion"), Heritage Savings Bank established a liquidation account equal to $18.4 million which represents the Mutual Holding Company's ownership interest in its Bank subsidiary at June 30, 1997 plus the amount of dividends waived by the Mutual Holding Company. The liquidation account is maintained for the benefit of eligible depositors who maintain eligible accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who continue to maintain eligible accounts shall be entitled to receive a distribution from the liquidation account before any liquidating distribution may be made with respect to common stock.

 (b) Earnings Per Common Share

  The following table illustrates the reconciliation of weighted average shares used for earnings per share computations:

                                                                   Six Months
                                         Year Ended June 30,         Ended
                                    ----------------------------- December 31,
                                      1996      1997      1998        1998
                                    --------- --------- --------- ------------
   Basic:
    Weighted average shares........ 1,805,140 1,807,782 9,464,896   9,744,403
    Effect of stock conversion..... 7,469,888 7,500,848       --          --
                                    --------- --------- ---------  ----------
    Weighted average shares
     outstanding................... 9,295,028 9,308,630 9,464,896   9,744,403
                                    ========= ========= =========  ==========
   Diluted:
    Basic weighted average shares
     outstanding................... 9,295,028 9,308,630 9,464,896   9,744,403
    Incremental shares from stock
     options.......................    59,594    83,004   351,497     278,398
                                    --------- --------- ---------  ----------
    Weighted average shares
     outstanding................... 9,354,622 9,391,634 9,816,393  10,022,800
                                    ========= ========= =========  ==========

  For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

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

  At December 31, 1998, there were options to purchase 92,700 shares of common stock outstanding which were antidilutive and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at June 30, 1998, 1997, and 1996.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 (c) Cash Dividend Declared

  On December 18, 1998, the Company announced a quarterly cash dividend of 5 cents per share payable on January 25, 1999, payable to shareholders of record on January 15, 1999.

 (d) Restrictions on Dividends

  Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary bank because the Company currently has no source of income other than dividends from the Bank and earnings from the investment of the net proceeds from the Conversion retained by the Company. The FDIC and the Washington State Department of Financial Institutions ("DFI") have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of (i) the greater of the Bank's net income for the current fiscal year or (ii) the average of the Bank's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, the Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(13) Regulatory Capital Requirements

  The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Each of the Banks is a state chartered, federally insured institution and thereby subject to the capital requirements established by the Federal Deposit Insurance Corporation (FDIC). The Federal Reserve requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

  Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. At December 31, 1998, the Company and the Bank exceeded the minimum capital requirements and the requirements for well capitalized institutions as shown below. As of June 30, 1998 and December 31, 1998, the Banks (Heritage Bank and North Pacific Bank, where applicable) were classified as "well capitalized" institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank's classification as a well capitalized institution.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                                     Minimum    Well-capitalized
                                  Requirements    Requirements       Actual
                                  ---------------------------------------------
                                     $      %       $        %       $      %
                                  -------- --------------- -------------- -----
   As of December 31, 1998:
   The Company consolidated
     Tier 1 leverage capital to
      average assets............. $ 10,953   3% $   18,255     5% $87,056 23.8%
     Tier 1 capital to risk--
      weighted assets............   11,436   4%     17,154     6%  87,056 30.5%
     Total capital to risk--
      weighted assets............   22,872   8%     28,589    10%  90,606 31.7%
   Heritage Bank
     Tier leverage capital to
      average assets.............   10,305   3%     17,176     5%  74,652 21.7%
     Tier 1 capital to risk--
      weighted assets............   11,337   4%     17,006     6%  74,652 26.3%
     Total capital to risk--
      weighted assets............   22,674   8%     28,343    10%  78,195 27.6%
   As of June 30, 1998:
   The Company consolidated
     Tier 1 leverage capital to
      average assets.............   10,466   3%     17,443     5%  85,155 24.4%
     Tier 1 capital to risk--
      weighted assets............   10,829   4%     16,243     6%  85,155 31.5%
     Total capital to risk--
      weighted assets............   21,657   8%     27,072    10%  89,041 32.9%
   Heritage Bank
     Tier 1 leverage capital to
      average assets.............    8,830   3%     14,717     5%  63,221 21.5%
     Tier 1 capital to risk--
      weighted assets............    8,289   4%     12,434     6%  63,221 30.5%
     Total capital to risk--
      weighted assets............   16,579   8%     20,723    10%  65,815 31.8%
   North Pacific Bank
     Tier 1 leverage capital to
      average assets.............    2,383   3%      3,972     5%   8,967 11.3%
     Tier 1 capital to risk--
      weighted assets............    2,438   4%      3,658     6%   8,967 14.7%
     Total capital to risk--
      weighted assets............    4,877   8%      6,096    10%  10,137 16.6%

(14) Stock Option Plans

  In September 1994, the Bank's stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, the Bank's stockholders approved the adoption of the 1997 stock option plan which is generally similar to the 1994 plan. On October 15, 1998, the Company's stockholders approved the adoption of the 1998 stock option plan which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans.

  Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Bank's or Company's common stock. The 1994 plan provides for the grant of options and stock awards up to 67,000 shares. The 1997 plan provides for the granting of options and stock awards for up to 50,000 common shares. The above 117,000 shares approved under the 1994 and 1997 plans for the grant of options and stock awards were converted to 602,456 shares at January 8, 1998 using the exchange ratio of one share of the Bank's common stock for 5.1492 shares of the Company's common stock. The 1998 plan provides for the grant of stock options and stock awards for up to 461,125 shares.

  Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The following table summarizes stock option activity for the years ended June 30, 1996, 1997, 1998 and the six months ended December 31, 1998. Option activity for the periods prior to the stock offering January 8, 1998 has been restated using the exchange ratio of one share of the Bank's common stock for
5.1492 shares of the Company's common stock.

                                                 Outstanding      Exercisable
                                                   Options          Options
                                               ---------------- ----------------
                                                          Avg.             Avg.
                                                         Option           Option
 Shares Under Option                            Shares   Price   Shares   Price
 -------------------                           --------  ------ --------  ------
Balance at June 30, 1995.....................   231,713  $ 1.98   77,237  $1.98
Options granted..............................    36,044    3.11      --     --
Became exercisable...........................       --      --    77,237   1.98
Less: Exercised..............................    (3,429)   1.94   (3,429)  1.94
                                               --------  ------ --------  -----
Balance at June 30, 1996.....................   246,328  $ 2.14  151,046  $1.99
                                               ========  ====== ========  =====
Options granted..............................   308,942  $ 3.58      --   $ --
Became exercisable...........................       --      --    88,207   2.14
Less: Exercised..............................   (20,339)   1.94  (20,339)  1.94
                                               --------  ------ --------  -----
Balance at June 30, 1997.....................   552,931  $ 2.95  218,914  $2.05
                                               ========  ====== ========  =====
Options granted..............................     9,000  $14.38      --   $ --
Became exercisable...........................       --      --   108,009   3.53
Less: Exercised..............................   (30,291)   2.32  (30,291)  2.32
  Expired or canceled........................   (15,053)   3.58      --     --
                                               --------  ------ --------  -----
Balance at June 30, 1998.....................   516,587  $ 3.17  296,632  $2.56
                                               ========  ====== ========  =====
Options granted..............................    92,700  $11.13      --   $ --
Became exercisable...........................       --      --       --     --
Less: Exercised..............................  (135,561)   2.29 (135,561)  2.27
  Expired or canceled........................    (9,000)  14.38      --     --
                                               --------  ------ --------  -----
Balance at December 31, 1998.................   464,726  $ 4.80  161,071  $2.80
                                               ========  ====== ========  =====

  Under the 1997 plan, a restricted stock award of 3,000 shares with a fair value of $43 was awarded to a key officer and required five years of continuous employment from the date of award. These shares were issued during June 1998. However, the officer left the Company's employment in December 1998, and therefore, the restricted stock award was rescinded.

  Financial data pertaining to outstanding stock options at December 31, 1998 were as follows:

                                                             Weighted Average
                                          Number of Option Remaining Contractual
   Exercise Price                              Shares         Life (in years)
   --------------                         ---------------- ---------------------
   $ 1.94................................      57,002               2.1
   $ 2.33................................      17,146               2.5
   $ 3.11................................      36,042               4.5
   $ 3.58................................     261,836               5.1
   $11.13................................      92,700               7.0
                                              -------               ---
                                              464,726               5.0
                                              =======               ===

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                    Six Months
                                               Year Ended June 30     Ended
                                              -------------------- December 31,
                                               1996   1997   1998      1998
                                              ------ ------ ------ ------------
   Net income:
     As reported............................. $2,773 $2,269 $3,628    $1,924
     Pro forma...............................  2,772  2,239  3,566     1,888
   Earnings per common share:
    Basic:
     As reported.............................  $0.30  $0.24  $0.38     $0.20
     Pro forma...............................   0.30   0.24   0.38      0.19
    Diluted:
     As reported.............................  $0.30  $0.24  $0.37     $0.19
     Pro forma...............................   0.30   0.24   0.36      0.19

  The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

  The fair value of options granted is estimated on the date of grant using the minimum value method for grants in 1996 and 1997. The fair value of options granted during the year ended June 30, 1998 and the six months ended December 31, 1998 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

                                                                        Weighted
                                 Risk Free Expected            Expected Average
                                 Interest  Life (in  Expected  Dividend   Fair
   Grant period ended              Rate     years)  Volatility  Yield    Value
   ------------------            --------- -------- ---------- -------- --------
   June 30, 1996................   6.50%       7        NA         3%    $3.09
   June 30, 1997................   6.50%       7        NA         3%     3.19
   June 30, 1998................   6.00%       7        25%      1.3%     5.35
   December 31, 1998............   4.60%       7        25%      2.6%     4.82

(15) Employee Benefit Plans

  The Company maintains a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company's policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $192, $246, $240, and $203 are included in the consolidated statements of income for the years ended June 30, 1996, 1997, 1998 and six months ended December 31, 1998, respectively.

  The Company also maintains a salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

of age and with one year of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above. Employer contributions for the years ended June 30, 1996, 1997, 1998 and the six months ended December 31, 1998 were $82, $87, $104 and $69, respectively.

(16) Employee Stock Ownership Plan and Trust

  Heritage Bank established for eligible employees an employee stock ownership plan (ESOP) and related trust effective July 1, 1994 which became active upon the former mutual holding company's conversion to a stock-based holding company in January 1995. Eligible participants include eligible employees of the Company who are at least 21 years of age and with one year of service. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years. Heritage Bank contributed $75 to the ESOP for the year ended June 30, 1997. Prior to the January 8, 1998 stock offering, the ESOP owned the common stock of Heritage Bank with no related debt.

  In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from HB's contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $95 and $65 for the year ended June 30, 1998 and the six months ended December 31, 1998, respectively.

  As of December 31, 1998, the Company has allocated or committed to be released to the ESOP 4,408 earned shares and has 124,169 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,374 at December 31, 1998.

(17) Fair Value of Financial Instruments

  Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of values. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Bank.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

  The table below presents the book value amount of the Bank's financial instruments and their corresponding fair values:

                                             June 30, 1998   December 31, 1998
                                           ----------------- -----------------
                                             Book     Fair     Book     Fair
                                            value    value    value    value
                                           -------- -------- -------- --------
              Financial Assets
              ----------------
   Cash on hand and in banks.............. $ 12,065 $ 12,065 $ 10,369 $ 10,369
   Interest bearing deposits..............   50,542   50,542   36,355   36,355
   Federal funds sold.....................   12,000   12,000   10,000   10,000
   Investment securities available for
    sale..................................    9,041    9,041   25,792   25,792
   Investment securities held to
    maturity..............................   29,731   29,975   13,149   13,318
   FHLB stock.............................    1,985    1,985    2,062    2,062
   Loans..................................  272,224  277,205  285,193  289,944
            Financial Liabilities
            ---------------------
   Deposits:
     Savings, money market and demand.....  162,889  162,889  160,891  160,891
     Time certificates....................  151,231  151,204  147,920  148,179
                                           -------- -------- -------- --------
       Total deposits..................... $314,120 $314,093 $308,811 $309,070
                                           ======== ======== ======== ========
   FHLB advances.......................... $    698 $    714 $    687 $    719
   Other borrowed funds................... $  1,132 $  1,134 $     17 $     16

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

(18) Contingencies

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

(19) Heritage Financial Corporation (Parent Company Only)

  Heritage Financial Corporation (HFC) was established in connection with the January 1998 stock conversion and stock offering. HFC's first operating period was from January 8, 1998 to June 30, 1998 and therefore no financial information is presented prior to that date.

                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                  Condensed Statements of Financial Condition

                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
                          ASSETS
                          ------
Interest earning deposits................................. $ 12,280   $11,460
Loans receivable--ESOP....................................    1,304     1,281
Investment in subsidiary banks............................   80,895    83,025
Other assets..............................................      111       230
                                                           --------   -------
                                                           $ 94,590   $95,996
                                                           ========   =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Liabilities............................................... $    728   $   569
Total stockholders' equity................................   93,862    95,427
                                                           --------   -------
                                                           $ 94,590   $95,996
                                                           ========   =======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                         Condensed Statements of Income

                                                             Year    Six Months
                                                            Ended      Ended
                                                           June 30, December 31,
                                                             1998       1998
                                                           -------- ------------
   Interest income:
     Interest bearing deposits...........................   $  737     $  309
     ESOP loan...........................................       54         55
   Other income:
     Equity in undistributed income of subsidiaries          3,273      2,134
                                                            ------     ------
       Total income......................................    4,064      2,498
   Other expenses........................................      253        682
                                                            ------     ------
     Income before federal income taxes..................    3,811      1,816
   Provision for income taxes............................      183       (108)
                                                            ------     ------
       Net income........................................   $3,628     $1,924
                                                            ======     ======
   Basic earnings per common share.......................    $0.38      $0.20
   Diluted earnings per common share.....................    $0.37      $0.19

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                       Condensed Statements of Cash Flows

                                                            Year     Six Months
                                                           ended       Ended
                                                          June 30,  December 31,
                                                            1998        1998
                                                          --------  ------------
Cash flows from operating activities:
  Net income............................................. $ 3,628     $ 1,924
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Undistributed income of subsidiaries.................  (3,273)     (2,134)
    Recognition of compensation related to ESOP..........      54          55
    Other................................................     (42)         (1)
    Net change in accrued interest receivable, prepaid
     expenses
     and other assets, and accrued expenses and other
     liabilities.........................................     617        (347)
                                                          -------     -------
        Net cash provided by (used in) operations........     984        (503)
Cash flows from investing activities:
  ESOP loan net of principal repayments..................  (1,304)         23
  Acquisition of wholly owned bank subsidiaries.......... (50,158)        --
                                                          -------     -------
        Net cash provided by (used in) investing
         activities...................................... (51,462)         23
Cash flows from financing activities:
  Cash dividends paid....................................    (342)       (826)
  Issuance of restricted stock award and exercise of
   stock options.........................................      70         486
  Net proceeds from stock offering.......................  63,758         --
                                                          -------     -------
        Net cash provided by financing activities........  62,758        (340)
                                                          -------     -------
        Net increase (decrease) in cash and cash
         equivalents.....................................  12,280        (820)
Cash and cash equivalents at beginning of period.........     --       12,280
                                                          -------     -------
Cash and cash equivalents at end of period............... $12,280     $11,460
                                                          =======     =======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


(20) Selected Quarterly Financial Data (Unaudited)

  Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

                                                                  Six Months
                                                                     Ended
                                                                 December 31,
                                                                     1998
                                                                ---------------
                                                                 First  Second
                                                                Quarter Quarter
                                                                ------- -------
     Interest income........................................... $7,816  $7,830
     Interest expense..........................................  3,144   3,090
                                                                ------  ------
       Net interest income.....................................  4,672   4,740
     Provision for loan losses.................................     90      90
                                                                ------  ------
       Net interest income after provision for loan losses.....  4,582   4,650
     Non-interest income.......................................  1,140   1,299
     Non-interest expense......................................  3,723   4,906
                                                                ------  ------
       Income before provision for income taxes................  1,999   1,043
     Provision for income taxes................................    722     396
                                                                ------  ------
         Net income............................................ $1,277  $  647
                                                                ======  ======
     Basic earnings per share..................................  $.13     $.07
     Diluted earnings per share................................  $.13     $.06
     Cash dividends declared...................................  $.045    $.05

                                                   Year ended June 30, 1998
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $5,050  $5,380  $6,122  $6,589
Interest expense...............................  2,405   2,571   2,510   2,642
                                                ------  ------  ------  ------
  Net interest income..........................  2,645   2,809   3,612   3,947
Provision for loan losses......................     30      30      30      30
                                                ------  ------  ------  ------
  Net interest income after provision for loan
   losses......................................  2,615   2,779   3,582   3,917
Non-interest income............................    893     880   1,047     971
Non-interest expense...........................  2,563   2,657   2,849   3,024
                                                ------  ------  ------  ------
  Income before provision for income taxes.....    945   1,002   1,780   1,864
Provision for income taxes.....................    335     356     621     651
                                                ------  ------  ------  ------
    Net income................................. $  610  $  646  $1,159  $1,213
                                                ======  ======  ======  ======
Basic earnings per share.......................  $0.06   $0.07  $0.12    $0.13
Diluted earnings per share.....................  $0.06   $0.07  $0.12    $0.12
Cash dividends declared........................   $--     $--   $0.035   $0.04

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


                                                   Year ended June 30, 1997
                                                --------------------------------
                                                 First   Second   Third  Fourth
                                                Quarter  Quarter Quarter Quarter
                                                -------  ------- ------- -------
Interest income................................ $4,459   $4,591  $4,592  $4,870
Interest expense...............................  2,246    2,270   2,199   2,285
                                                ------   ------  ------  ------
  Net interest income..........................  2,213    2,321   2,393   2,585
Provision for loan losses......................    --       --      --     (270)
                                                ------   ------  ------  ------
  Net interest income after provision for loan
   losses......................................  2,213    2,321   2,393   2,855
Non-interest income............................    866      846     726     909
Non-interest expense...........................  3,414    2,389   2,400   2,902
                                                ------   ------  ------  ------
  Income before provision for income taxes.....   (335)     778     719     862
Provision for income taxes..................... (1,051)     266     245     295
                                                ------   ------  ------  ------
    Net income................................. $  716   $  512  $  474  $  567
                                                ======   ======  ======  ======
Basic earnings per share.......................  $0.08    $0.05   $0.05   $0.06
Diluted earnings per share.....................  $0.08    $0.05   $0.05   $0.06
Cash dividends declared........................     NM       NM      NM      NM

  Cash dividends prior to January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   3.1   Articles of Incorporation(1)
   3.2   Bylaws of the Company(1)
  10.1   1998 Stock Option and Restricted Stock Award Plan(2)
  10.2   Employment Agreement between the Company and Donald V. Rhodes, effective as of October 1, 1997.(1)
         Severance Agreement between the Company and Brian L. Vance, effective
  10.3   October 1, 1997.(1)
         Severance Agreement between the Company and John D. Parry, effective
  10.4   October 1, 1997.(1)
  10.5   Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)
  10.6   1997 Stock Option and Restricted Stock Award Plan(3)
  21.0   Subsidiaries of the Company
  23.0   Consent of KPMG LLP
  24.0   Power of Attorney dated February 25, 1999
  27.0   1998 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders to be held on October 15, 1998.

(3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).