Form 10-K/A
period 1998-12-31
HERITAGE FINANCIAL CORP /WA/
filed 1999-04-01
CIK 1046025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               ----------------

                                  FORM 10-K/A

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

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement dated March 31, 1999 for the 1999 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K/A.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                               December 31, 1998

                                     INDEX

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS......................................................    3
          LENDING ACTIVITIES............................................    4
          INVESTMENT ACTIVITIES.........................................   11
          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS.................   14
          SUPERVISION AND REGULATION....................................   17
          COMPETITION...................................................   20
 ITEM 2.  PROPERTIES....................................................   21
 ITEM 3.  LEGAL PROCEEDINGS.............................................   21
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   21

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..........................................   22
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   23
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..........................   24
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   36
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   36
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURES......................   36

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   37
 ITEM 11. EXECUTIVE COMPENSATION........................................   37
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   37
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   37

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K..................................................   38

* Heritage Financial Corporation has filed this Form 10-K/A to correct an omission in the Form 10-K originally filed. In the Form 10-K, Item 7A:
   Quantitative and Qualitative Disclosures About Market Risk was inadvertently omitted from the Index listing.

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

                                          HERITAGE FINANCIAL CORPORATION

                                          Principal Executive Officer:

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                          Executive Officer

                                          Principal Financial Officer:

                                          /s/ James Hastings
                                          -------------------------------------
                                          James Hastings
                                          Vice President and Treasurer
Dated: March 31, 1999

  Donald V. Rhodes, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K/A, has signed this report on March 31, 1999, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

           Lynn M. Brunton                                  John A. Clees
           Daryl D. Jensen                                  H. Edward Odegard
           James P. Senna                                   Peter K. Wallerich
           Philip S. Weigand

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Attorney-in-fact
                                          March 31, 1999

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