Form 10-Q
period 1999-03-31
HERITAGE FINANCIAL CORP /WA/
filed 1999-05-12
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

As of May 6, 1999 there were outstanding 10,901,123 common shares, with no par value, of the registrant.

                         HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.       Financial Information
-------       ---------------------
  Item 1.     Condensed Consolidated Financial Statements (Unaudited):           Page
                                                                                  ---
                  Consolidated Statements of Income for the Three                  3
                   Months Ended March 31, 1998 and 1999

                  Consolidated Statements of Financial Condition                   4
                   As of December 31, 1998 and March 31, 1999

                  Consolidated Statements of Stockholders' Equity and              5
                   Comprehensive Income for the Three Months Ended
                   March 31, 1999

                  Consolidated Statements of Cash Flows for the                    6
                   Three Months Ended March 31, 1998 and 1999

                  Notes to Condensed Consolidated Financial Statements             7

  Item 2.      Management's Discussion and Analysis of                             9
                  Financial Condition and Results of Operations

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk         15

PART II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K                                   17

Signatures                                                                        18

                         HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                                 Three Months
                                                                    Ended
                                                                   March 31,
                                                             ---------------------
                                                              1998            1999
                                                             ------           -----
INTEREST INCOME:
     Loans                                                   $5,927           7,492
     Investment securities and FHLB dividends                   404             756
     Interest bearing deposits                                  982             460
                                                             ------           -----
            Total interest income                             7,312           8,708
INTEREST EXPENSE:
     Deposits                                                 2,942           3,238
     Borrowed funds                                              11              11
                                                             ------           -----
            Total interest expense                            2,953           3,249
                                                             ------           -----
            Net interest income                               4,359           5,459
PROVISION FOR LOAN LOSSES                                        39             102
                                                             ------           -----
    Net interest income after provision for loan loss         4,320           5,357
NONINTEREST INCOME:
     Gains on sales of loans                                    716             432
     Commissions on sales of annuities
         and securities                                          32              82
     Service charges on deposits                                243             334
     Rental income                                               52              49
     Other income                                               125             191
                                                             ------           -----
           Total noninterest income                           1,168           1,088
NONINTEREST EXPENSE:
     Salaries and employee benefits                           1,867           2,497
     Building occupancy                                         544             765
     Data processing                                            220             273
     Marketing                                                  106             136
     Goodwill Amortization                                        3             144
     Other                                                      750             887
                                                             ------           -----
           Total noninterest expense                          3,490           4,702
                                                             ------           -----
      Income before federal income tax                        1,998           1,743
       Federal income tax                                       686             636
                                                             ------           -----
          Net income                                         $1,312           1,107
                                                             ======           =====

Earnings per share :
   Basic                                                      $0.13            0.10
   Diluted                                                    $0.12            0.10

     See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                     December 31,           March 31,
                                                                                        1998                 1999
                                                                                    ---------------------------------
                                  Assets                                                              (Unaudited)
Cash on hand and in banks                                                               $ 13,793               12,702
Interest earning deposits                                                                 36,355               19,406
Federal funds sold                                                                        20,800               15,500
Investment securities available for sale                                                  31,625               38,000
Investment securities held to maturity                                                    15,897               11,217
Loans held for sale                                                                        7,618                3,131
Loans receivable                                                                         319,334              327,570
Less:  Allowance for loan losses                                                          (3,957)              (4,086)
                                                                                    ---------------------------------
          Loans, net                                                                     315,377              323,484
Real Estate Owned                                                                              -                   70
Premises and equipment, net                                                               18,122               18,501
Federal Home Loan Bank stock                                                               2,136                2,176
Accrued interest receivable                                                                2,735                3,042
Prepaid expenses and other assets                                                          3,041                1,884
Goodwill                                                                                   8,372                8,228
                                                                                    ---------------------------------
                                                                                        $475,871              457,141
                                                                                    =================================
                         Liabilities and Stockholders' Equity
Deposits                                                                                 367,104              348,404
Advances from Federal Home Loan Bank                                                         688                  682
Other borrowings                                                                              17                   15
Advance payments by borrowers for taxes and insurance                                        476                  641
Accrued expenses and other liabilities                                                     5,992                5,163
Deferred Federal income taxes                                                              1,035                1,137
                                                                                    ---------------------------------
                                                                                         375,312              356,042
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         10,844,916 shares and 10,857,794 outstanding, respectively                       77,476               77,522
      Unearned compensation ESOP and Other                                                (1,242)              (1,230)
      Retained earnings, substantially restricted                                         24,199               24,709
      Accumulated other comprehensive income                                                 126                   98
                                                                                    ---------------------------------
               Total stockholders' equity                                                100,559              101,099

Commitments and contingencies
                                                                                    ---------------------------------

                                                                                        $475,871              457,141
                                                                                    =================================

     See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               For the Three Months Ended March 31, 1998 and 1999
                             (Dollars in Thousands)
                                  (Unaudited)


                                     Number                   Unearned                         Accumulated
                                       of                   compensation                          other               Total
                                     common    Common         ESOP and         Retained       comprehensive       stockholders'
                                     shares    stock            other          earnings           income              equity
                                  ---------------------------------------------------------------------------------------------
Balance at Dec 31, 1998              10,845    $77,476           (1,242)         24,199                126           100,559
Earned ESOP shares                        -          -               12               -                  -                12
Exercise of stock options                13         46                -               -                  -                46
Net income                                -          -                -           1,107                  -             1,107
Unrealized loss on securities
 available for sale, net of tax           -          -                -               -                (28)              (28)
Cash dividend declared                    -          -                -            (597)                 -              (597)
                                  ---------------------------------------------------------------------------------------------
Balance at March 31, 1999            10,858    $77,522           (1,230)         24,709                 98           101,099
                                  =============================================================================================

                                                                                            Three months ended
                            Comprehensive Income                                                March 31,
                                                                             --------------------------------------------
                                                                                       1998                   1999
                                                                             --------------------------------------------
                   Net income                                                         $1,312                $1,107
                   Unrealized loss on securities
                        available for sale, net of tax                                     -                   (28)
                                                                             --------------------------------------------
                      Comprehensive income                                            $1,312                $1,079
                                                                             ============================================

     See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                             Three Months
                                                                                                Ended
                                                                                               March 31,
                                                                                         ---------------------
                                                                                           1998         1999
                                                                                         --------      -------
Cash flows from operating activities:
      Net income                                                                         $  1,312        1,107
      Adjustments to reconcile net income to net cash provided (used) by operating activities
                  Amortization of goodwill                                                      -          144
                  Depreciation and amortization                                               255          402
                  Deferred loan fees, net of amortization                                     (86)          20
                  Provision for loan losses                                                    39          102
                  Net (increase)decrease in loans held for sale                            (3,108)       4,486
                  Federal Home Loan Bank stock dividends                                      (31)         (40)
                  Recognition of compensation related to ESOP                                   -           12
                  Net change in accrued interest receivable, prepaid expenses and
                      other assets, and accrued expenses and other liabilities                646          144
                                                                                         ---------------------
                           Net cash provided(used) by operating activities                   (973)       6,377
                                                                                         ---------------------
Cash flows from investing activities:
      Loans originated, net of principal payments and loan sales                           (3,403)      (8,150)
      Proceeds from maturities of investment securities available for sale                  1,885        3,498
      Proceeds from maturities of investment securities held to maturity                    3,374        4,680
      Purchase of investment securities available for sale                                 (4,375)      (9,711)
      Purchase of investment securities held to maturity                                  (13,459)           -
      Purchase of premises and equipment                                                      (49)      (1,047)
                                                                                         ---------------------
                           Net cash provided(used) by investing activities                (16,027)     (10,730)
                                                                                         ---------------------
Cash flows from financing activities:
      Net decrease in deposits                                                            (70,129)     (18,700)
      Net decrease in borrowed funds                                                          (39)          (8)
      Net increase in advance payment by borrowers for taxes
          and insurance                                                                       278          165
      Cash dividends paid                                                                       -         (490)
      Proceeds from exercise of stock options                                                  25           46
      Net proceeds from stock offering                                                     63,030            -
                                                                                         ---------------------
                           Net cash used by financing activities                           (6,835)     (18,987)
                                                                                         ---------------------
                           Net decrease in cash and cash equivalents                      (23,835)     (23,340)
Cash and cash equivalents at beginning of period                                           98,686       70,948
                                                                                         ---------------------
Cash and cash equivalents at end of period                                               $ 74,851       47,608
                                                                                         =====================

Supplemental disclosures of cash flow information:
      Cash payments for:
           Interest expense                                                              $  2,925        3,227
           Federal income taxes                                                               776          190

See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1998 and 1999
                                  (Unaudited)

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

(b.) Basis of Presentation
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A and the Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, the disclosure of contingent assets and liabilities and the amount of revenues and expenses for the periods presented.

NOTE 2.  BUSINESS COMBINATIONS

(a.)  North Pacific Bank
The Company completed the acquisition of North Pacific Bank effective June 12, 1998. Effective November 20, 1998, the operations of North Pacific Bank were merged with Heritage Bank. This acquisition was treated as a purchase for accounting purposes. The financial statements for the three months ended March 31, 1999 include the operations of the former North Pacific Bank. The following information presents the proforma results of operations for the three months ended March 31, 1998 as though the acquisition had occurred on January 1, 1998. The proforma results do not necessarily indicate the actual result that would have been obtained.

                                             Three Months Ended
                                               March 31, 1998
                                             Unaudited Proforma
                                             ------------------
                                            (in thousands except
                                             per share amounts)
     Net interest income before
       provision for loan losses                  $5,913

     Net income                                    1,479

     Earnings per share:
         Basic                                     $0.14
         Diluted                                   $0.13

(b.)  Washington Independent Bancshares, Inc.
Effective March 5, 1999, the Company acquired all of the outstanding common stock of Washington Independent Bancshares, Inc. (whose wholly owned subsidiary is Central Valley Bank, N.A., Toppenish, Washington) in exchange for 1,058,200 shares of Heritage common stock. This transaction was accounted for as a pooling of interests and, accordingly, the Company's financial information reported herein has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc.

NOTE 3.  STOCKHOLDERS' EQUITY

(a.)  Earnings per Share
The following table reconciles the weighted average shares used for earnings per share for the applicable periods.

                                                       Three months ended
                                                            March 31,
                                                      1998             1999
                                                  -----------------------------
Basic:
      Weighted average shares outstanding            10,533,600      10,852,620
                                                  -----------------------------
Diluted:
      Basic weighted average share outstanding       10,533,600      10,852,620
      Incremental shares from stock options             544,745         248,163
                                                  -----------------------------
      Weighted average shares outstanding            11,078,345      11,100,782
                                                  =============================

At March 31, 1999, there were options to purchase 92,700 shares of common stock outstanding which were antidilutive and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at March 31, 1998.

(b.)  Cash Dividend Declared
On March 25, 1999, the Company announced a quarterly cash dividend of 5.5 cents per share payable on April 26, 1999 to shareholders of record on April 15, 1999.

NOTE 4. SUBSEQUENT EVENT

On April 29, 1999, the Company announced its intention to repurchase up to 100,000 shares of its outstanding common stock. On May 6, 1999, the Company announced the completion of its open market share repurchase of 100,000 shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's recent Annual Report on Form 10-K and the Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573.

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

Financial Condition Data

The Company's total assets and deposits at March 31, 1999 declined to $457.1 million and $348.4 million, respectively, from December 31, 1998 levels of $475.9 million and $367.1 million, respectively. During the three months ended March 31, 1999, total assets and deposits declined 4% and 5%, respectively, primarily due to management's realignment of its pricing on certificates of deposit to partially offset the impact of falling earning asset yields on its net interest income. During the three months ended March 31, 1999, net loans increased $3.6 million, or 1%, to $326.6 million from December 31, 1998. Commercial loans increased to $135.5 million at March 31, 1999, compared with $128.2 million at December 31, 1998, an increase of 6%. At March 31, 1999 commercial loans as a percentage of total loans increased to 41% compared with 23% and 39% at March 31, 1998 and December 31, 1998, respectively.

Earnings Summary

Net income for the three months ended March 31, 1999 was $1.1 million, or $0.10 per diluted share, compared to $1.3 million, or $0.12 per diluted share, for the same period last year, a decrease of 16%. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the quarter ended March 31, 1999 were $1.25 million, or $0.11 per diluted share compared with $0.12 per diluted share for the same quarter last year. The decrease in net income was attributable to noninterest expenses increasing at a faster pace than net interest income primarily as a result of the impact of the acquisition and integration of North Pacific Bank.

Net Interest Income

Net interest income for the three months ended March 31, 1999 increased 25% to $5.5 million from $4.4 million for the same quarter in 1998. This increase in net interest income was predominately due to a $66.2 million, or 19%, increase in the average balance of earning assets for the current quarter versus the same
quarter last year.   The acquisition of North Pacific Bank in June 1998 was
responsible for $48.6 million of the total increase in the average balance of earning assets in the March 1999 quarter.

Net interest margin (net interest income divided by average interest earning assets) widened to 5.26% for the current quarter from 5.00% for the same quarter last year. The increase in net interest margin reflects the impact of the acquisition of North Pacific Bank as North Pacific Bank had a higher net interest margin than Heritage Bank. Despite the improved net interest margin, the Company continues to experience downward pressure on lending spreads due to
increased competition and the shape of the yield curve.   The average yield on
earning assets remained at 8.39% for the current quarter and the March 1998 quarter due to the average balance of loans growing faster (30%) than average earning assets (19%) and thereby shifting lower yielding funds in interest earning deposits into higher yielding loans in the face of declining loan yields. This decline in loan yields resulted from lower market interest rates triggered by Federal Reserve rate reductions in the fourth quarter of 1998. The Company's cost of funds declined to 3.81% for the current quarter from 4.57% for the March 1998 quarter due to an increase in lower costing deposits, primarily savings, interest bearing demand and money market accounts and a decline in market interest rates. The structural shift in deposit mix is part of the Company's strategy to transform its balance sheet toward an emphasis on commercial banking relationships and in particular, to reduce its dependency on certificates of deposit. The acquisitions of North Pacific Bank and Central Valley Bank have enhanced the Company's commercial banking focus.

Provision for Loan Losses

The Company increased the provision for loan losses to $102,000 for the current quarter from $39,000 for the March 1998 quarter in order to maintain its allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth.

Noninterest Income

Noninterest income decreased 7% to $1.1 million for the three months ended March 31, 1999, compared with the same quarter in 1998. This decrease was primarily attributable to a 30% decrease in the volume of mortgage loans sold due to lower mortgage loan originations during first quarter 1999 compared with the first quarter 1998. This decrease in loan sale gains was partially offset by a 38% increase in service charges on deposits in first quarter 1999 due to a comparable increase in average deposit balances which resulted primarily from the acquisition of North Pacific Bank.

Noninterest Expense

Noninterest expense increased 35% to $4.7 million for the first quarter 1999, compared to $3.5 million for first quarter 1998. Of this total increase, $0.7 million was due to the impact of the acquisition and integration of the operations of North Pacific Bank, primarily in the areas of compensation, occupancy, amortization of goodwill and other noninterest expenses. The efficiency ratio for the quarter ended March 31, 1999 increased to 71.83% from 63.13% for the comparable quarter in 1998. Contributing to this increase, revenues were below expected levels due to a 40% drop in gains on sale of mortgage loans (compared with the 1998 quarter) and a decrease in the yield on earning assets which resulted from falling market interest rates initiated by Federal Reserve rate cuts in fourth quarter 1998. In addition, noninterest expenses included the aforementioned $0.7 million impact of the North Pacific Bank acquisition (which included $144,000 in goodwill amortization).

Lending Activities

Since initiating its expansion activities in 1994, the Company has supplemented its traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $330.7 million at March 31, 1999 from $326.9 million at December 31, 1998. At March 31, 1999, commercial loans increased to $135.5 million, or 40.97% of total loans, from $128.2 million, or 39.20% of total loans, at December 31, 1998.

                                                                  (in thousands)
                                                At                                At
                                            December 31,       % of           March  31,       % of
                                               1998            Total             1999          Total
                                           -------------------------------------------------------------

Commercial                                   $128,171          39.20 %         $135,496         40.97 %
Real estate mortgages
   One-to-four family residential              97,277          29.76             91,187         27.58
   Five or more family and commercial
          properties                           70,139          21.45             70,784         21.40
                                           -------------------------------------------------------------
      Total real estate mortgages             167,416          51.21            161,971         48.98
Real estate construction
   One-to-four family residential              26,640           8.15             28,225          8.54
   Five or more family and commercial
          properties                            2,124           0.65              2,686          0.81
                                           -------------------------------------------------------------
      Total real estate construction           28,764           8.80             30,911          9.35
Consumer                                        4,000           1.22              3,703          1.12
                                           -------------------------------------------------------------
Gross loans                                   328,351         100.43 %          332,081        100.42 %
Less: deferred loan fees                       (1,399)         (0.43)            (1,380)        (0.42)
          Total loans                        $326,952         100.00 %         $330,701        100.00 %
                                           =============================================================

Nonperforming Assets

The following table sets forth the amount of the Bank's nonperforming assets at the dates indicated.

                                                                At               At
                                                           December 31,       March 31,
                                                               1998             1999
                                                          ============================
                                                              (Dollars in thousands)
Nonaccrual loans                                            $   402             235
Restructured loans                                                -               -
                                                          ----------------------------
     Total nonperforming loans                                  402             235
Real estate owned                                                 -              70
                                                          ----------------------------
     Total nonperforming assets                             $   402             305
                                                          ============================

Accruing loans past due 90 days or more                     $     8               -
Potential problem loans                                         898           1,990
Allowance for loan losses                                     3,957           4,086
Nonperforming loans to loans                                   0.12%           0.07%
Allowance for loan losses to loans                             1.21%           1.24%
Allowance for loan losses to nonperforming loans             984.70%        1740.40%
Nonperforming assets to total assets                           0.08%           0.07%

Nonperforming loans decreased to $235,000, or 0.07% of total loans, at March 31, 1999 from $402,000, or 0.12% of total loans, at December 31, 1998.
Nonperforming assets at March 31, 1999 amounted to $305,000, or 0.07% of total assets.

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

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                           Three Months Ended March 31,
                                                       ----------------------------------
                                                            1998                1999
                                                       ----------------------------------
Total loans outstanding at end of period (1)                $257,019           330,701
Average loans outstanding during period                      253,311           329,088
Allowance balance at beginning of period                       3,180             3,957
Provision for loan losses                                         39               102
Charge-offs
     Real estate                                                   -                 -
     Commercial                                                    -                 -
     Consumer                                                      -                (3)
                                                       ----------------------------------
          Total charge-offs                                        -                (3)
                                                       ----------------------------------
Recoveries
     Real estate                                                   -                 -
     Commercial                                                    -                30
     Consumer                                                      1                 -
                                                       ----------------------------------
          Total recoveries                                         1                30
                                                       ----------------------------------
               Net (charge-offs) recoveries                        1                27
                                                       ----------------------------------
Allowance balance at end of period                          $  3,220             4,086
                                                       ==================================
Ratio of net (charge-offs) recoveries during
 period to average loans outstanding                           0.000%           (0.008%)
                                                       ==================================
_____________
(1)  Includes loans held for sale

While pursuing its growth strategy, the Company will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset quality. The allowance for loan losses at March 31, 1999 increased $129,000 to $4.1 million, or 1.24% of total loans. This ratio of allowance for loan losses to total loans has increased to 1.24% at March 31, 1999 from 1.21% at December 31, 1998 due to the $102,000 provision and $27,000 in net recoveries during the quarter while total loans increased at a slower pace.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At March 31, 1999, cash and cash equivalents totaled $47.6 million, or

10% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $5.6 million, or 1.2% of total assets. At March 31, 1999, the Company maintained a credit facility with the FHLB of Seattle for up to 20% of assets or $77.0 million (of which only $682,000 was outstanding at that date).

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

Capital

Stockholders' equity at March 31, 1999 was $101.1 million compared with $100.6 million at December 31, 1998. In addition to the Company's earnings, proceeds from the exercise of stock options totaling $46,000 increased stockholders'
equity during the quarter.   During the three months ended March 31, 1999, the
Company declared a cash dividend in the amount of $597,000, or 5.5 cents per share, to shareholders of record on April 15, 1999.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 1999, the Company's leverage ratio was 20.0%, compared with 21.5% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 28.5% and 29.8%, respectively, at March 31, 1999 compared with 27.9% and 29.1%, respectively, at December 31, 1998.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at March 31, 1999.

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

In the opinion of management, there has been no material change in the Company's interest rate risk exposure since the Company's most recent year end at December 31, 1998.

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

Readiness Preparation

The Company has completed the identification phase in which management has determined the extent to which all programs used in its business are Year 2000 compliant. Heritage Bank (HB) and Central Valley Bank (CVB) utilize service bureaus to perform each bank's most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. Both banks' service bureaus have informed them that the service bureau has completed the software programming for 100% of its applications. For HB, testing of these service bureau programs commenced in October 1998 and testing and implementation are expected to be completed by mid-1999. For CVB, testing and implementation of those service bureau programs was completed in the fourth quarter 1998. This timetable would enable the Company to have its mission critical applications Year 2000 compliant by July 1999.

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

Cost

Management expects Heritage Bank's costs related to Year 2000 issues to amount to approximately $230,000. Of this total, approximately $174,000 was incurred in prior periods. Management expects the remainder of these costs ($56,000) to be incurred in 1999. Central Valley

Bank will be upgrading computer equipment and related software for the remaining two of its five branches in 1999 at an approximate cost of $60,000. Total costs for the Company's Year 2000 efforts in 1999 are expected to be approximately $125,000.

Risk and Contingency Plans

The Company has prepared a contingency plan with trigger dates to pursue various alternatives should the service bureau fail to adequately modify and/or provide sufficient testing and validation resources for the Company and the service bureau to ensure the mission critical applications are Year 2000 compliant.

The principal risks associated with the Year 2000 problem relate to the Company preparing its operations for the next century and the risk that the Company's operations will be disrupted due to operational failures of third parties. With respect to the Company's own preparedness, the Company, like other financial institutions, is heavily dependent on its computer systems, which are heavily dependent on the services of the Company's service provider. The complexity of these systems and their dependence on one another makes it impossible to switch to other systems almost immediately as would be required if necessary corrections were not made in advance. Management believes that it will be able to make the necessary corrections in advance. The most likely worst case scenario is that the testing and validation of the software modifications will not be completed by the scheduled deadline of July 1999. This worst case scenario could increase the Company's overall expected Year 2000 costs; however, management believes that this scenario is not probable to occur and if the scenario should occur, that the impact of these additional costs would not be material to the Company's financial position and results of operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

      a. See EXHIBIT 27-Financial Data Schedule.

      b. On January 26, 1999, the Registrant filed a report on Form 8-K announcing the financial results of the Registrant for the interim period ended December 31, 1998.

      c. On March 10, 1999, the Registrant filed a report on Form 8-K announcing the completion of the merger (effective March 5, 1999) of the Registrant and Washington Independent Bancshares, Inc., Toppenish, Washington.

      d. On April 29, 1999, the Registrant filed a report on Form 8-K announcing that its Board of Directors had authorized the purchase of up to 100,000 of its outstanding shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HERITAGE FINANCIAL CORPORATION

Date: May 12,1999          by  /s/ Donald V. Rhodes
                               ---------------------------------
                               Donald V. Rhodes
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)

                           by  /s/ James Hastings
                               ----------------------------------
                               James Hastings
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)