Form 10-Q/A
period 1999-03-31
HERITAGE FINANCIAL CORP /WA/
filed 1999-05-24
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

Note: This amendment is to correct a typographical error on the Registrant's
      Consolidated Statements of Financial Condition on page 2.

                         HERITAGE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                     December 31,           March 31,
                                                                                        1998                 1999
                                                                                    ---------------------------------
                                  Assets                                                              (Unaudited)
Cash on hand and in banks                                                               $ 13,793               12,702
Interest earning deposits                                                                 36,355               19,406
Federal funds sold                                                                        20,800               15,500
Investment securities available for sale                                                  31,625               37,800
Investment securities held to maturity                                                    15,897               11,217
Loans held for sale                                                                        7,618                3,131
Loans receivable                                                                         319,334              327,570
Less:  Allowance for loan losses                                                          (3,957)              (4,086)
                                                                                    ---------------------------------
          Loans, net                                                                     315,377              323,484
Real Estate Owned                                                                              -                   70
Premises and equipment, net                                                               18,122               18,501
Federal Home Loan Bank stock                                                               2,136                2,176
Accrued interest receivable                                                                2,735                3,042
Prepaid expenses and other assets                                                          3,041                1,884
Goodwill                                                                                   8,372                8,228
                                                                                    ---------------------------------
                                                                                        $475,871              457,141
                                                                                    =================================
                         Liabilities and Stockholders' Equity
Deposits                                                                                 367,104              348,404
Advances from Federal Home Loan Bank                                                         688                  682
Other borrowings                                                                              17                   15
Advance payments by borrowers for taxes and insurance                                        476                  641
Accrued expenses and other liabilities                                                     5,992                5,163
Deferred Federal income taxes                                                              1,035                1,137
                                                                                    ---------------------------------
                                                                                         375,312              356,042
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         10,844,916 shares and 10,857,794 outstanding, respectively                       77,476               77,522
      Unearned compensation ESOP and Other                                                (1,242)              (1,230)
      Retained earnings, substantially restricted                                         24,199               24,709
      Accumulated other comprehensive income                                                 126                   98
                                                                                    ---------------------------------
               Total stockholders' equity                                                100,559              101,099

Commitments and contingencies
                                                                                    ---------------------------------

                                                                                        $475,871              457,141
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

                               HERITAGE FINANCIAL CORPORATION

Date: May 24,1999          by  /s/ Donald V. Rhodes
                               ---------------------------------
                               Donald V. Rhodes
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)

                           by  /s/ James Hastings
                               ----------------------------------
                               James Hastings
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)