Form 10-Q
period 1999-06-30
HERITAGE FINANCIAL CORP /WA/
filed 1999-08-12
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     [X]                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                      OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     [ ]         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 6, 1999 there were outstanding 10,901,121 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
-------        ---------------------
Item 1.        Condensed Consolidated Financial Statements (Unaudited):                               Page
                                                                                                  ----------
               Consolidated Statements of Income for the Three                                         3
                Months and Six Months Ended June 30, 1998 and 1999

               Consolidated Statements of Financial Condition                                          4
                As of December 31, 1998 and June 30, 1999

               Consolidated Statements of Stockholders' Equity and                                     5
                Comprehensive Income for the Six Months Ended
                June 30, 1999

               Consolidated Statements of Cash Flows for the                                           6
                Six Months Ended June 30, 1998 and 1999

               Notes to Condensed Consolidated Financial Statements                                    7

Item 2.        Management's Discussion and Analysis of                                                10
               Financial Condition and Results of Operations
Item 3.        Quantitative and Qualitative Disclosures About Market Risk                             17

PART II.       Other Information                                                                      18
--------       -----------------

Item 1.        Legal Proceedings                                                                      18

Item 2.        Changes In Securities                                                                  18

Item 3.        Defaults Upon Senior Securities                                                        18

Item 4.        Submission of Matters To A Vote of Security Holders                                    18

Item 5.        Other Information                                                                      19

Item 6.        Exhibits and Reports on Form 8-K                                                       19

Signatures                                                                                            20

                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                              --------------------         -----------------------
                                                                1998          1999           1998              1999
                                                              ------         -----         ------            ------
INTEREST INCOME:
     Loans                                                    $6,447         7,790         12,374            15,282
     Investment securities and FHLB dividends                    598           716          1,002             1,472
     Interest bearing deposits                                   805           212          1,786               672
                                                              ------         -----         ------            ------
           Total interest income                               7,850         8,718         15,162            17,426
INTEREST EXPENSE:
     Deposits                                                  3,067         2,997          6,010             6,236
     Borrowed funds                                               15             9             25                19
                                                              ------         -----         ------            ------
           Total interest expense                              3,082         3,006          6,035             6,255
                                                              ------         -----         ------            ------
           Net interest income                                 4,768         5,712          9,127            11,171
PROVISION FOR LOAN LOSSES                                         39           102             78               204
                                                              ------         -----         ------            ------
     Net interest income after provision for loan              4,729         5,610          9,049            10,967
       loss
NONINTEREST INCOME:
     Gains on sales of loans                                     587           294          1,304               725
     Commissions on sales of annuities
       and securities                                             45            50             76               132
     Service charges on deposits                                 271           340            514               674
     Rental income                                                52            49            104                98
     Other income                                                140           282            265               473
                                                              ------         -----         ------            ------
           Total noninterest income                            1,095         1,015          2,263             2,102
NONINTEREST EXPENSE:
     Salaries and employee benefits                            1,934         2,364          3,800             4,862
     Building occupancy                                          572           713          1,116             1,477
     Data processing                                             261           334            482               607
     Marketing                                                   117           142            223               278
     Goodwill Amortization                                         3           147              6               292
     Other                                                       815         1,146          1,565             2,032
                                                              ------         -----         ------            ------
           Total noninterest expense                           3,702         4,846          7,192             9,548
                                                              ------         -----         ------            ------
     Income before federal income tax                          2,122         1,779          4,120             3,521
     Federal income tax                                          744           647          1,431             1,283
                                                              ------         -----         ------            ------
           Net income                                         $1,378         1,132          2,689             2,238
                                                              ======         =====         ======            ======

Earnings per share:
   Basic                                                       $0.13          0.11           0.26              0.21
   Diluted                                                     $0.12          0.10           0.24              0.20



           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                                      December 31,       June 30,
                                                                                          1998             1999
                                                                             -------------------------------------
                           Assets                                                                      (Unaudited)
Cash on hand and in banks                                                              $ 13,793             14,320
Interest earning deposits                                                                36,355              5,376
Federal funds sold                                                                       20,800              1,900
Investment securities available for sale                                                 31,625             36,612
Investment securities held to maturity                                                   15,897              8,948
Loans held for sale                                                                       7,618              4,135
Loans receivable                                                                        319,334            357,381
Less:  Allowance for loan losses                                                         (3,957)            (4,199)
                                                                             -------------------------------------
       Loans, net                                                                        315,377            353,182
Real Estate Owned                                                                             -                 70
Premises and equipment, net                                                              18,122             18,194
Federal Home Loan Bank stock                                                              2,136              2,214
Accrued interest receivable                                                               2,735              2,626
Prepaid expenses and other assets                                                         3,041              2,525
Goodwill                                                                                  8,372              8,219
                                                                             -------------------------------------
                                                                                       $475,871            458,321
                                                                             =====================================
                           Liabilities and Stockholders' Equity
Deposits                                                                                367,104            351,412
Advances from Federal Home Loan Bank                                                        688                328
Other borrowings                                                                             17                 12
Advance payments by borrowers for taxes and insurance                                       476                366
Accrued expenses and other liabilities                                                    5,992              4,754
Deferred Federal income taxes                                                             1,035                980
                                                                             -------------------------------------
                                                                                        375,312            357,852
Stockholders' equity:
     Common stock, no par value per share,15,000,000 shares authorized;
     10,844,916 shares and 10,777,228 outstanding, respectively                          77,476             76,714
     Unearned compensation ESOP and Other                                                (1,242)            (1,217)
     Retained earnings, substantially restricted                                         24,199             25,194
     Accumulated other comprehensive income                                                 126               (222)
                                                                             -------------------------------------
               Total stockholders' equity                                               100,559            100,469
Commitments and contingencies

                                                                             -------------------------------------

                                                                                       $475,871            458,321
                                                                             =====================================


           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        Six Months Ended June 30, 1999
                                 (In Thousands)
                                  (Unaudited)


                                      Number                   Unearned                        Accumulated
                                        of                   compensation                         other              Total
                                      common    Common         ESOP and         Retained      comprehensive      stockholders'
                                      shares     stock           other          earnings          income             equity
                                    ------------------------------------------------------------------------------------------
Balance at December  31, 1998         10,845    $77,476         (1,242)          24,199            126                 100,559

Earned ESOP shares                         -          -             25                -              -                      25

Exercise of stock options                 32         94              -                -              -                      94

Stock Repurchase                        (100)      (856)             -                -              -                    (856)

Net income                                 -          -              -            2,238              -                   2,238

Decrease in unrealized gain on
  securities available for sale, net
  of tax of $179                           -          -              -                -           (348)                   (348)



Cash dividend declared                     -          -              -           (1,243)             -                  (1,243)
                                    ------------------------------------------------------------------------------------------

Balance at June 30, 1999              10,777    $76,714         (1,217)          25,194           (222)                100,469
                                    ==========================================================================================

                                                                                           Six months ended
                            Comprehensive Income                                               June 30,
                                                                             ------------------------------------------
                                                                                      1998                  1999
                                                                             ------------------------------------------

Net income                                                                                  $2,689               $2,238

Decrease in unrealized gain on securities
  available for sale, net of tax of $179                                                         -                 (348)
                                                                             ------------------------------------------

   Comprehensive income                                                                     $2,689               $1,890
                                                                             ==========================================




           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                        Six Months
                                                                                                           Ended
                                                                                                          June 30,
                                                                                                  -----------------------
                                                                                                       1998        1999
                                                                                                     --------     -------
Cash flows from operating activities:
     Net income                                                                                      $  2,689       2,238
     Adjustments to reconcile net income to net cash provided by operating activities
           Amortization of goodwill                                                                         6          29
           Depreciation and amortization                                                                  401         818
           Deferred loan fees, net of amortization                                                       (111)        (53)
           Provision for loan losses                                                                       78         204
           Net (increase)decrease in loans held for sale                                               (1,369)      3,483
           Federal Home Loan Bank stock dividends                                                         (69)        (78)
           Recognition of compensation related to ESOP                                                    (29)         25
           Net change in accrued interest receivable, prepaid expenses and
             other assets, and accrued expenses and other liabilities                                     644        (594)
                                                                                                  -----------------------
               Net cash provided by operating activities                                                2,240       6,335
                                                                                                  -----------------------
Cash flows from investing activities:
     Loans originated, net of principal payments and loan sales                                       (12,892)    (37,956)
     Proceeds from maturities of investment securities available for sale                               2,397       5,650
     Proceeds from maturities of investment securities held to maturity                                 5,938       7,109
     Purchase of investment securities available for sale                                              (5,208)    (11,158)
     Purchase of investment securities held to maturity                                               (19,010)       (155)
     Purchase of premises and equipment                                                                  (336)     (1,160)
     Acquisition of North Pacific Bank, Net of cash acquired                                           10,573           -
                                                                                                  -----------------------
               Net cash used by investing activities                                                  (18,538)    (37,670)
                                                                                                  -----------------------
Cash flows from financing activities:
     Net decrease in deposits                                                                         (64,525)    (15,692)
     Net increase (decrease) in borrowed funds                                                            224        (365)
     Net increase in advance payment by borrowers for taxes
       and insurance                                                                                      (55)       (110)
     Cash dividends paid                                                                                 (341)     (1,088)
     Proceeds from exercise of stock options                                                              107          94
     Net proceeds from stock offering (repurchase)                                                     63,030        (856)
                                                                                                  -----------------------
               Net cash used by financing activities                                                   (1,560)    (18,017)
                                                                                                  -----------------------
               Net decrease in cash and cash equivalents                                              (17,858)    (49,352)
Cash and cash equivalents at beginning of period                                                       98,686      70,948
                                                                                                  -----------------------
Cash and cash equivalents at end of period                                                           $ 80,828      21,596
                                                                                                  =======================

Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest expense                                                                              $  6,194       6,484
       Federal income taxes                                                                               768       1,400

           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1998 and 1999
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a.)    Description of Business
Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank upon its reorganization from a mutual holding company form of organization to the stock holding company form of organization.

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank (HB) and Central Valley Bank (CVB). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). HB conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington and its four branch offices located in Yakima County.

The Company's business consists primarily of focusing on lending and deposit relationships with small businesses and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. The Company also makes residential construction loans, income property loans and consumer loans.

(b.)  Basis of Presentation
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the statements of financial condition, contingent assets and liabilities and revenues and expenses for the periods presented.

NOTE 2.  BUSINESS COMBINATIONS

(a.)   North Pacific Bank
The Company completed the acquisition of North Pacific Bank effective June 12, 1998. Effective November 20, 1998, the operations of North Pacific Bank were merged with Heritage Bank. This acquisition was treated as a purchase for accounting purposes. The financial statements for the six months ended June 30, 1999 include the operations of the former North Pacific Bank. The following information presents the proforma results of operations for the six months ended June 30, 1998 as though the acquisition had occurred on January 1, 1998. The proforma results do not necessarily indicate the actual results that would have been obtained.

                                                             Three Months Ended             Six Months Ended
                                                               June 30, 1998                 June 30, 1998
                                                             Unaudited Proforma            Unaudited Proforma
                                                      ------------------------------------------------------------
                                                                 (in thousands except per share amounts)
Net interest income before provision for loan
 losses                                                                       $5,913                       $11,083
Net income                                                                     1,479                         2,651
Earnings per share:
 Basic                                                                        $ 0.14                       $  0.25
 Diluted                                                                      $ 0.13                       $  0.24

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

NOTE 3.  STOCKHOLDERS' EQUITY

a.)  Earnings per Share
The following tables illustrate the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                              Three months ended                  Six months ended
                                                                   June 30,                            June 30,
                                                     ----------------------------------     ---------------------------
                                                            1998             1999             1998            1999
                                                     ------------------------------------------------------------------
Basic:
     Weighted average shares outstanding                    10,572,958       10,812,170       10,552,945     10,832,255

Diluted:
     Basic weighted average share outstanding               10,572,958       10,812,170       10,552,945     10,832,255
     Incremental shares from stock options                     519,745          217,428          516,308        225,668
                                                     ------------------------------------------------------------------
     Weighted average shares outstanding                    11,092,703       11,029,598       11,069,253     11,057,923
                                                     ==================================================================

b.   Cash Dividend Declared
On June 18, 1999, the Company announced a quarterly cash dividend of 6.0 cents per share payable on July 27, 1999 to shareholders of record on July 15, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's recent Annual Report on Form 10-K filed with the Securities and Exchange Commission under file number 333-35573

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially
from stated expectations.   Specific factors include, but are not limited to the
effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors which could affect the Company's financial results are included in filings by the Company with the Securities and Exchange Commission.

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

Financial Condition Data

The Company's total assets and deposits at June 30, 1999 declined to $458.3 million and $351.4 million, respectively, from December 31, 1998 levels of $475.9 million and $367.1 million, respectively. During the six months ended June 30, 1999, total assets and deposits each declined 4%, primarily due to management intentionally reducing the Company's level of dependence on higher cost certificates of deposit in late 1998 and early 1999. While this deposit pricing strategy suppressed deposit growth during the first half of 1999, it had an overall favorable impact of lowering the Company's cost of deposits. During the six months ended June 30, 1999, net loans increased $34.3 million, or 11%, to $357.3 million from December 31, 1998. Commercial loans increased to $157.7 million at June 30, 1999, compared with $128.2 million at December 31, 1998, an increase of 23%. At June 30, 1999 commercial loans as a percentage of total loans increased to 44% compared with 36% and 39% at June 30, 1998 and December 31, 1998, respectively.

Earnings Summary

Net income for the three months ended June 30, 1999 was $1.1 million, or $0.10 per diluted share, compared to $1.4 million, or $0.12 per diluted share, for the same period last year, a decrease of 18%. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the quarter ended June 30, 1999 were $1.28 million, or $0.12 per diluted share compared with $0.12 per diluted share for the same quarter last year. The decrease in net income was attributable to noninterest expenses increasing at a faster pace than net interest income primarily as a result of the impact of the acquisition and integration of North Pacific Bank and increased staffing and item processing hardware, software and facilities to further support the Company's commercial banking efforts.

Net Interest Income

Net interest income for the three months ended June 30, 1999 increased 20% to $5.7 million from $4.8 million for the same quarter in 1998. This increase in net interest income was predominately due to a $42.5 million, or 12%, increase in the average balance of earning assets for the current quarter versus the same
quarter last year.   The acquisition of North Pacific Bank in June 1998 was
responsible for $48.6 million of the total increase in the average balance of earning assets in the June 1999 quarter which was offset by the decline in deposits from management intentionally reducing the Company's level of dependence on higher cost certificates of deposit in late 1998 and early 1999.

Net interest margin (net interest income divided by average interest earning assets) widened to 5.60% for the current quarter from 5.22% for the same quarter last year. The increase in net interest margin reflects (i) the higher margin on earning assets acquired with North Pacific Bank, (ii) a shift from lower yielding investments and interest bearing deposits to higher yielding loans and, (iii) lower cost of deposits. Despite the improved net interest margin, the Company continues to experience downward pressure on lending spreads
due to increased competition and the shape of the yield curve.   The impact of
downward pressure on lending yields was somewhat mitigated during the current quarter due to the average balance of loans growing faster (27%) than average earning assets (12%) and thereby shifting lower yielding funds in interest earning deposits into higher yielding loans. The average yield on earning assets declined to 8.55% for the current quarter from 8.60% for the June 1998 quarter while the Company's cost of funds improved to 3.89% for the current quarter compared to 4.60% for the June 1998 quarter. The improvement in the Company's cost of deposits was attributable to management's intentional pricing posture on certificates of deposit and savings accounts coupled with falling market interest rates in the second half of 1998 and early 1999. While this deposit pricing strategy suppressed deposit growth during the first half of 1999, it had an overall favorable impact on lowering the cost of deposits and continuing the structural shift in deposit mix from higher cost certificates of deposit toward lower costing transaction accounts. The structural shift in deposit mix is part of the Company's strategy to transform its balance sheet toward an emphasis on commercial banking relationships and in particular, to reduce its dependency on certificates of deposit.

Provision for Loan Losses

The Company increased the provision for loan losses to $102,000 for the current quarter from $39,000 for the June 1998 quarter in order to maintain its allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth.

Noninterest Income

Noninterest income decreased 7% to $1.0 million for the three months ended June 30, 1999, compared with $1.1 million for the same quarter in 1998. This decrease was primarily attributable to a 34% decrease in the volume of mortgage loans sold due to lower mortgage loan originations during second quarter 1999 compared with the second quarter 1998. The Company's decline in mortgage banking activity was comparable to the regionwide decline in activity for mortgage lenders during the second quarter of 1999. The volume of mortgage originations during the first half of 1998 was significantly influenced by a refinance boom. Mortgage originations for the first half of 1999 were more in line with the same period in 1997 as neither of these periods were influenced as significantly by refinance activity as was the 1998 period. This decrease in loan sale gains was partially offset by a 25% increase in service charges on deposits in second quarter 1999 due to growth in business and personal checking accounts.

Noninterest Expense

Noninterest expense increased 31% to $4.8 million for the second quarter 1999, compared to $3.7 million for second quarter 1998. Of this total increase, $0.8 million was due to the impact of the acquisition and integration of the operations of North Pacific Bank, primarily in the areas of compensation, occupancy, amortization of goodwill and other noninterest expenses. Excluding the impact of the acquisition and integration of the operations of North Pacific Bank, noninterest expenses increased $0.3 million, or 9%, for the June 1999 quarter compared to the same quarter in 1998. This increase was attributable to management increasing its investment in lending and operations staff and item processing hardware, software and facilities to further support the Company's commercial banking efforts. The efficiency ratio for the quarter ended June 30, 1999 increased to 72.04% from 63.14% for the comparable quarter in 1998. Contributing to this increase, revenues were below expected levels due to a 50% drop in gains on sale of mortgage loans (compared with the 1998 quarter) and a decrease in the yield on earning assets which resulted from falling market interest rates initiated by Federal Reserve rate cuts in fourth quarter 1998 as well as the increase in noninterest expenses. The efficiency ratio for the quarter ended March 31, 1999 was 71.83%.

Lending Activities

Since initiating its expansion activities in 1994, the Company has continued to pursue a growth strategy to broaden its products and services from traditional thrift offerings to those more closely related to commercial banking. As indicated in the table below, total loans increased to $361.5 million at June 30, 1999 from $326.9 million at December 31, 1998. At June 30, 1999, commercial loans increased to $157.7 million, or 43.62% of total loans, from $128.2 million, or 39.20% of total loans, at December 31, 1998.

                                                                        (in thousands)
                                                        At                                   At
                                                   December 31,           % of            June  30,          % of
                                                       1998              Total              1999            Total
                                             ---------------------------------------------------------------------

Commercial                                             $128,171         39.20%               $157,679        43.62%
Real estate mortgages
 One-to-four family residential                          97,277         29.76                  95,002        26.27
 Five or more family and commercial
   properties                                            70,139         21.45                  79,490        21.99
                                             ---------------------------------------------------------------------
     Total real estate mortgages                        167,416         51.21                 174,492        48.26
Real estate construction
 One-to-four family residential                          26,640          8.15                  25,720         7.11
 Five or more family and commercial
   properties                                             2,124          0.65                   1,031         0.29
                                             ---------------------------------------------------------------------
     Total real estate construction                      28,764          8.80                  26,751         7.40
Consumer                                                  4,000          1.22                   4,032         1.12
                                             ---------------------------------------------------------------------
Gross loans                                             328,351        100.43%                362,954       100.40%
Less: deferred loan fees                                 (1,399)        (0.43)                 (1,438)       (0.40)
                                             ---------------------------------------------------------------------
           Total loans                                 $326,952        100.00%               $361,516       100.00%
                                             =====================================================================

Nonperforming Assets

The following table sets forth the amount of the Company's nonperforming assets at the dates indicated.

                                                                         At                         At
                                                                    December  31,               June  30,
                                                                        1998                       1999
                                                           ====================================================
                                                                            (Dollars in thousands)
Nonaccrual loans                                                                $   402                     657
Restructured loans                                                                    -                       -
                                                           ----------------------------------------------------
     Total nonperforming loans                                                      402                     657
Real estate owned                                                                     0                      70
                                                           ----------------------------------------------------
     Total nonperforming assets                                                 $   402                     727
                                                           ====================================================

Accruing loans past due 90 days or more                                         $     8                       -
Potential problem loans                                                             898                   3,474
Allowance for loan losses                                                         3,957                   4,199
Nonperforming loans to loans                                                       0.12%                   0.18%
Allowance for loan losses to loans                                                 1.21%                   1.16%
Allowance for loan losses to nonperforming loans                                 984.70%                 639.37%
Nonperforming assets to total assets                                               0.08%                   0.16%

Nonperforming loans increased to $657,000, or 0.18% of total loans, at June 30, 1999 from $402,000, or 0.12% of total loans, at December 31, 1998.
Nonperforming assets at June 30, 1999 amounted to $727,000, or 0.16% of total
assets.   At June 30, 1999, the Company's nonperforming assets consisted of three single family mortgage loans, three loans to small businesses and a foreclosed single family residence. For the median of 35 West Coast publicly traded banks as monitored by Pacific Crest Securities, nonperforming assets were 0.56% of total assets at March 31, 1999 (the most recent data available).

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

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                                       Six Months Ended June 30,
                                                    ----------------------------------------------------------
                                                                  1998                          1999
                                                    ----------------------------------------------------------
Total loans outstanding at end of period (1)                              $314,095                     361,516
Average loans outstanding during period                                    262,939                     337,139

Allowance balance at beginning of period                                     3,180                       3,957
Provision for loan losses                                                       78                         204
Provision acquired with North Pacific Bank                                     670                           -
Charge-offs
 Real estate                                                                     -                           -
 Commercial                                                                      -                          (5)
 Consumer                                                                        -                          (3)
                                                    ----------------------------------------------------------
     Total charge-offs                                                           -                          (8)
                                                    ----------------------------------------------------------

Recoveries
 Real estate                                                                     -                          16
 Commercial                                                                      -                          30
 Consumer                                                                        1                           -
                                                    ----------------------------------------------------------
     Total recoveries                                                            1                          46
                                                    ----------------------------------------------------------
         Net (charge-offs) recoveries                                            1                          38
                                                    ----------------------------------------------------------

Allowance balance at end of period                                        $  3,929                       4,199
                                                    ==========================================================
Ratio of net (charge-offs) recoveries during
 period to average loans outstanding                                          0.00%                      (0.01%)

                                                    ==========================================================

__________
(1)  Includes loans held for sale

While pursuing its growth strategy, the Company will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset
quality.   The allowance for loan losses at June 30, 1999 increased $242,000 to
$4.2 million, or 1.16% of total loans.   The Company has loans to small
businesses and farmers which are substantially guaranteed by agencies of the US Government (i.e. Farm Service Agency and Small Business Administration). At June 30, 1999, the government guaranteed portion of these loans amounted to $20.1 million. Excluding the $20.1 million in government guaranteed loans, the Company's allowance for loan losses was 1.23% of nonguaranteed loans. This ratio of allowance for loan losses to total loans has decreased to 1.16% at June 30, 1999 from 1.24% at December 31, 1998 due to loans increasing at a faster pace than the $204,000 provision and $38,000 in net recoveries during the first half of 1999.

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

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At June 30, 1999, cash and cash equivalents totaled $21.6 million, or 4.7% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $5.6 million, or 1.2% of total assets. At June 30, 1999, the Company maintained a credit facility with the FHLB of Seattle for up to 20% of Heritage Bank's assets or $78.4 million (of which only $328,000 was outstanding at that date).

To fund the growth of the Company, management's strategy has been to build core deposits (which includes all deposits except public funds) through the development of its branch office network and commercial banking relationships. Historically, the Company has been able to retain a significant amount of its deposits as they mature. Management anticipates that the Company will continue to rely primarily on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

Capital

Stockholders' equity at June 30, 1999 was $100.5 million compared with $100.6 million at December 31, 1998. In addition to the Company's earnings, proceeds from the exercise of stock options totaling $94,000 increased stockholders'
equity during the period.   During the six months ended June 30, 1999, the
Company declared cash dividends in the amount of $1.2 million, or 11.5 cents per share. The Company also paid $856,000 to repurchase 100,000 shares of its common stock in the open market during the quarter ended June 30, 1999.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 1999, the Company's leverage ratio was 20.4%, compared with 21.5% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 26.4% and 27.6%, respectively, at June 30, 1999 compared with 27.9% and 29.1%, respectively, at December 31, 1998.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at June 30, 1999.

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

Readiness Preparation

     The Company has completed the identification phase in which management has determined the extent to which all programs used in its business are Year 2000 compliant. Heritage Bank (HB) and Central Valley Bank (CVB) utilize service bureaus to perform each bank's most mission critical data processing services related to its loans, deposits, general ledger and other financial applications. The service bureaus have completed the software programming for 100% of their
applications.   The Company has completed the testing of all of its critical applications and these applications are currently in use in the Company's operations.

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

Cost

     Management expects Heritage Bank's costs related to Year 2000 issues to amount to approximately $230,000. Of this total, approximately $177,000 was incurred in prior periods. Management expects the remainder of these costs ($53,000) to be incurred in the second half of 1999. Central Valley Bank will be upgrading computer equipment and related software for the remaining two of its five branches in 1999 at an approximate cost of $60,000. Total costs for the Company's Year 2000 efforts in 1999 are expected to be approximately $125,000.

Risk and Contingency Plans

     The Company has prepared a contingency plan with trigger dates to pursue various alternatives for its critical technology and non-technology systems such as heat, electric and telecommunication services. Some of these alternative solutions involve the use of hot sites and cooperative agreements with other banks for critical service bureau applications and mobile back-up services for item processing; the use of generators to provide power in case of a disruption in utilities service and alternative telecommunication modes as well as manual back-up systems. Should the Company's worst case scenario, the loss of electric power, occur, the Company will be able to continue to capture banking transactions and process them at a remote hot site or another bank which also uses the same service bureau and/or rely on diesel powered generators to power the Company's item processing operations. These contingency plans are a part of the Company's ongoing disaster recovery plan.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party which, if adversely decided, would have a material adverse effect on the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of shareholders of Heritage Financial Corporation was held on April 27, 1999 and reconvened on May 11, 1999 due to a lack of a quorum of votes on April 27, 1999.

     (b) The following directors were elected to service for a term of three years: Daryl D. Jensen, H. Edward Odegard and Donald V. Rhodes.
     (c) For the election of directors, the number of votes cast for and withheld for each director was as follows:

                                                         For           Withheld
                                                  --------------------------------
          Daryl D. Jensen                             5,749,539          216,052
          H. Edward Odegard                           5,749,295          216,296
          Donald V. Rhodes                            5,748,434          217,157

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

          (a)  Ex-27  Financial Data Schedule.
          (b) On May 4, 1999, the Registrant filed a report on Form 8-K announcing the postponement of its annual meeting of shareholders from April 27, 1999 to May 11, 1999 due to a lack of a quorum.
          (c) On May 6, 1999, the Registrant filed a report on Form 8-K announcing the completion of its repurchase of 100,000 shares of its outstanding common stock in the open market.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HERITAGE FINANCIAL CORPORATION


                               /S/ Donald V. Rhodes
Date: August 12, 1999      by  _________________________________
                               Donald V. Rhodes
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)


                               /S/ James Hastings
                           by  _________________________________
                               James Hastings
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)