Form 10-Q/A
period 1999-06-30
HERITAGE FINANCIAL CORP /WA/
filed 1999-08-20
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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

Note: This amendment is to correct a typographical error on the Registrant's
      Consolidated Statements of Cash Flows on page 6.

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
                                                                             ==========================================




           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                        Six Months
                                                                                                           Ended
                                                                                                          June 30,
                                                                                                  -----------------------
                                                                                                       1998        1999
                                                                                                     --------     -------
Cash flows from operating activities:
     Net income                                                                                      $  2,689       2,238
     Adjustments to reconcile net income to net cash provided by operating activities
           Amortization of goodwill                                                                         6         292
           Depreciation and amortization                                                                  401         818
           Deferred loan fees, net of amortization                                                       (111)        (53)
           Provision for loan losses                                                                       78         204
           Net (increase)decrease in loans held for sale                                               (1,369)      3,483
           Federal Home Loan Bank stock dividends                                                         (69)        (78)
           Recognition of compensation related to ESOP                                                    (29)         25
           Net change in accrued interest receivable, prepaid expenses and
             other assets, and accrued expenses and other liabilities                                     644        (594)
                                                                                                  -----------------------
               Net cash provided by operating activities                                                2,240       6,335
                                                                                                  -----------------------
Cash flows from investing activities:
     Loans originated, net of principal payments and loan sales                                       (12,892)    (37,956)
     Proceeds from maturities of investment securities available for sale                               2,397       5,650
     Proceeds from maturities of investment securities held to maturity                                 5,938       7,109
     Purchase of investment securities available for sale                                              (5,208)    (11,158)
     Purchase of investment securities held to maturity                                               (19,010)       (155)
     Purchase of premises and equipment                                                                  (336)     (1,160)
     Acquisition of North Pacific Bank, Net of cash acquired                                           10,573           -
                                                                                                  -----------------------
               Net cash used by investing activities                                                  (18,538)    (37,670)
                                                                                                  -----------------------
Cash flows from financing activities:
     Net decrease in deposits                                                                         (64,525)    (15,692)
     Net increase (decrease) in borrowed funds                                                            224        (365)
     Net increase in advance payment by borrowers for taxes
       and insurance                                                                                      (55)       (110)
     Cash dividends paid                                                                                 (341)     (1,088)
     Proceeds from exercise of stock options                                                              107          94
     Net proceeds from stock offering (repurchase)                                                     63,030        (856)
                                                                                                  -----------------------
               Net cash used by financing activities                                                   (1,560)    (18,017)
                                                                                                  -----------------------
               Net decrease in cash and cash equivalents                                              (17,858)    (49,352)
Cash and cash equivalents at beginning of period                                                       98,686      70,948
                                                                                                  -----------------------
Cash and cash equivalents at end of period                                                           $ 80,828      21,596
                                                                                                  =======================

Supplemental disclosures of cash flow information:
     Cash payments for:
       Interest expense                                                                              $  6,194       6,484
       Federal income taxes                                                                               768       1,400

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


                               HERITAGE FINANCIAL CORPORATION


                               /S/ Donald V. Rhodes
Date: August 20, 1999      by  _________________________________
                               Donald V. Rhodes
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)


                               /S/ James Hastings
                           by  _________________________________
                               James Hastings
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)