Form 10-Q
period 1999-09-30
HERITAGE FINANCIAL CORP /WA/
filed 1999-11-12
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
[_]                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 9, 1999 there were outstanding 10,852,278 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
-------        ----------------------
   Item 1.     Condensed Consolidated Financial Statements (Unaudited):                      Page
                                                                                             ----
                 Consolidated Statements of Income for the  Three                              3
                  Months and Nine Months Ended September 30, 1998 and 1999

                 Consolidated Statements of Financial Condition                                4
                  As of December 31, 1998 and September 30, 1999

                 Consolidated Statements of Stockholders' Equity for Nine                      5
                  Months and Comprehensive Income for the Three Months and
                  Nine Months Ended September 30, 1999

                 Consolidated Statements of Cash Flows for the                                 6
                  Nine Months Ended September 30, 1998 and 1999

                 Notes to Condensed Consolidated Financial Statements                          7

   Item 2.     Management's Discussion and Analysis of                                         10
               Financial Condition and Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                      16

PART II.       Other Information                                                               18
--------       -----------------

   Item 1.     Legal Proceedings                                                               18

   Item 2.     Changes In Securities                                                           18

   Item 3.     Defaults Upon Senior Securities                                                 18

   Item 4.     Submission of Matters To A Vote of Security Holders                             18

   Item 5.     Other Information                                                               18

   Item 6.     Exhibits and Reports on Form 8-K                                                19

 Signatures                                                                                    20

                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (UNAUDITED)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                           ---------------------       ----------------------
                                                             1998        1999            1998          1999
                                                             ----        ----            ----          ----
INTEREST INCOME:
     Loans                                                  $7,601       8,519          19,975        23,801
     Investment securities and FHLB dividends                  695         679           1,697         2,151
     Interest bearing deposits                                 772          63           2,559           735
                                                            ------      ------         -------       -------
            Total interest income                            9,068       9,261          24,231        26,687
INTEREST EXPENSE:
     Deposits                                                3,587       3,194           9,596         9,430
     Borrowed funds                                             31          11              57            30
                                                            ------      ------         -------       -------
           Total interest expense                            3,618       3,205           9,653         9,460
                                                            ------      ------         -------       -------
           Net interest income                               5,450       6,056          14,578        17,227
PROVISION FOR LOAN LOSSES                                      100         102             178           306
                                                            ------      ------         -------       -------
    Net interest income after provision for loan loss        5,350       5,954          14,400        16,921
NONINTEREST INCOME:
     Gains on sales of loans                                   588         209           1,892           935
     Commissions on sales of annuities
         and securities                                         31          23             108           155
     Service charges on deposits                               334         349             848         1,023
     Rental income                                              63          54             167           152
     Other income                                              263         383             528           855
                                                            ------      ------         -------       -------
           Total noninterest income                          1,279       1,018           3,543         3,120
NONINTEREST EXPENSE:
     Salaries and employee benefits                          2,356       2,396           6,156         7,257
     Building occupancy                                        705         716           1,822         2,194
     Data processing                                           253         322             735           929
     Marketing                                                 141          95             364           372
     Goodwill Amortization                                     147         147             153           439
     Business and occupation tax                                90         141             241           462
     Office supplies and printing                               66          91             222           374
     Other                                                     711         907           1,969         2,336
                                                            ------      ------         -------       -------
           Total noninterest expense                         4,469       4,815          11,662        14,363
                                                            ------      ------         -------       -------
      Income before federal income taxes                     2,160       2,157           6,281         5,678
       Federal income taxes                                    799         777           2,230         2,060
                                                            ------      ------         -------       -------
          Net income                                        $1,361       1,380           4,051         3,618
                                                            ======      ======         =======       =======

Earnings per share:
   Basic                                                    $ 0.13        0.13            0.38          0.34
   Diluted                                                  $ 0.12        0.13            0.37          0.33

           See Notes to Condensed Consolidated Financial Statements

                         HERITAGE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                  December 31,       September 30,
                                                                                      1998                1999
                                                                               -------------------------------------
                                   Assets                                                             (Unaudited)
Cash on hand and in banks                                                               $ 13,793              14,671
Interest earning deposits                                                                 36,355               2,772
Federal funds sold                                                                        20,800               1,800
Investment securities available for sale                                                  31,625              36,462
Investment securities held to maturity                                                    15,897               7,280
Loans held for sale                                                                        7,618               1,835
Loans receivable                                                                         319,334             392,656
Less:  Allowance for loan losses                                                          (3,957)             (4,360)
                                                                               -------------------------------------
          Loans, net                                                                     315,377             388,296
Premises and equipment, net                                                               18,122              18,385
Federal Home Loan Bank stock                                                               2,136               2,253
Accrued interest receivable                                                                2,735               3,164
Prepaid expenses and other assets                                                          3,041               2,529
Goodwill                                                                                   8,372               8,071
                                                                               -------------------------------------
                   Liabilities and Stockholders' Equity                                 $475,871             487,518
                                                                               =====================================

Deposits                                                                                 367,104             378,503
Advances from Federal Home Loan Bank                                                         688                   -
Other borrowings                                                                              17                  10
Advance payments by borrowers for taxes and insurance                                        476                 580
Accrued expenses and other liabilities                                                     5,875               6,038
Deferred Federal income taxes                                                              1,152                 992
                                                                               -------------------------------------
Stockholders' equity:                                                                    375,312             386,123

      Common stock, no par value per share,15,000,000 shares authorized;
      10,844,916 shares and 10,821,317 outstanding, respectively                          77,476              76,813
      Unearned compensation ESOP and Other                                                (1,242)             (1,185)
      Retained earnings, substantially restricted                                         24,199              25,956
      Accumulated other comprehensive income                                                 126                (189)
                                                                               -------------------------------------
               Total stockholders' equity                                                100,559             101,395

Commitments and contingencies
                                                                               -------------------------------------
                                                                                        $475,871             487,518
                                                                               =====================================


     See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Nine Months Ended September 30, 1999
                                (In Thousands)
                                  (UNAUDITED)


                                          Number                  Unearned                      Accumulated
                                            of                  compensation                       other           Total
                                          common      Common      ESOP and        Retained     comprehensive     stockholders'
                                          shares      stock        other          earnings         income          equity
                                        --------------------------------------------------------------------------------------
Balance at December  31, 1998             10,845    $77,476           (1,242)       24,199               126           100,559

Earned ESOP shares                             -         (6)              57             -                 -                51

Exercise of stock options                     77        199                -            19                 -               218

Stock Repurchase                            (100)      (856)               -             -                 -              (856)

Net income                                     -          -                -         3,618                 -             3,618

Decrease in unrealized gain on
 securities available for sale, net
 of tax of $(162)                              -          -                -             -              (315)             (315)

Cash dividend declared                         -          -                -        (1,880)                -            (1,880)

                                        --------------------------------------------------------------------------------------
Balance at September 30, 1999             10,822    $76,813           (1,185)       25,956              (189)          101,395
                                        ======================================================================================


                                                      Three months ended        Nine months ended
                Comprehensive Income                    September 30,             September 30,
                                                  -------------------------------------------------
                                                       1998      1999            1998      1999
                                                  -------------------------------------------------
Net income                                            $1,361    $1,380          $4,051   $3,618

Increase(Decrease) in unrealized gain on
     securities available for sale, net of tax of
     $21, $17, $23 and $(162), respectively               41        33              45     (315)
                                                  -------------------------------------------------
   Comprehensive income                               $1,402    $1,413          $4,096   $3,303
                                                  =================================================


           See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                           September 30,
                                                                                                         -------------------
                                                                                                         1998           1999
                                                                                                         ----           ----
Cash flows from operating activities:
       Net income                                                                                      $   4,051        3,618
       Adjustments to reconcile net income to net cash provided by operating activities
                 Amortization of goodwill                                                                    153          439
                 Depreciation and amortization                                                               899        1,199
                 Deferred loan fees, net of amortization                                                     (62)        (129)
                 Provision for loan losses                                                                   178          306
                 Net (increase)decrease in loans held for sale                                              (953)       5,783
                 Federal Home Loan Bank stock dividends                                                     (107)        (117)
                 Recognition of compensation related to ESOP                                                  (5)          51
                 Net change in accrued interest receivable, prepaid expenses and
                      other assets, and accrued expenses and other liabilities                               909          258
                                                                                                       ----------------------
                            Net cash provided by operating activities                                      5,063       11,408
                                                                                                       ----------------------
Cash flows from investing activities:
       Loans originated, net of principal payments and loan sales                                        (30,138)     (73,097)
       Proceeds from maturities of investment securities available for sale                                4,615        7,247
       Proceeds from maturities of investment securities held to maturity                                 14,191        8,777
       Purchase of investment securities available for sale                                               (8,832)     (12,557)
       Purchase of investment securities held to maturity                                                (19,108)        (155)
       Purchase of premises and equipment                                                                 (1,227)      (1,746)
       Acquisition of North Pacific Bank, Net of cash acquired                                            10,573            -
                                                                                                       ----------------------
                            Net cash used by investing activities                                        (29,926)     (71,531)
                                                                                                       ----------------------
Cash flows from financing activities:
       Net increase (decrease) in deposits                                                               (58,200)      11,399
       Net increase (decrease) in borrowed funds                                                            (231)        (695)
       Net increase in advance payment by borrowers for taxes
            and insurance                                                                                    203          104
       Cash dividends paid                                                                                  (733)      (1,733)
       Proceeds from exercise of stock options                                                               791          199
       Net proceeds from stock offering (repurchase)                                                      63,030         (856)
                                                                                                       ----------------------
                            Net cash used by financing activities                                          4,860        8,418
                                                                                                       ----------------------
                            Net decrease in cash and cash equivalents                                    (20,003)     (51,705)
Cash and cash equivalents at beginning of period                                                          98,686       70,948
                                                                                                       ----------------------
Cash and cash equivalents at end of period                                                             $  78,683       19,243
                                                                                                       ----------------------
Supplemental disclosures of cash flow information:
       Cash payments for:
          Interest expense                                                                             $   9,591        9,256
          Federal income taxes                                                                             1,740        2,023

See Notes to Condensed Consolidated Financial Statements

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 1998 and 1999
                                  (UNAUDITED)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a.) Description of Business
Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company was organized for the purpose of acquiring all of the capital stock of Heritage Bank upon its reorganization from a mutual holding company form of organization to a stock holding company form of organization.

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank (HB) and Central Valley Bank (CVB). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). HB conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). CVB conducts business from its main office in Toppenish, Washington and its four branch offices located in Yakima County.

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

(b.)  Basis of Presentation
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's December 31, 1998 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission under file number 333-35573. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.  BUSINESS COMBINATIONS

(a.)   North Pacific Bank
The Company completed the acquisition of North Pacific Bank effective June 12, 1998. Effective November 20, 1998, the operations of North Pacific Bank were merged with Heritage Bank. This acquisition was treated as a purchase. The financial statements for the nine months ended September 30, 1999 include the operations of the former North Pacific Bank. The following information presents the proforma results of operations for the nine months ended September 30, 1998 as though the acquisition had occurred on January 1, 1998. The proforma results do not necessarily indicate the actual results that would have been obtained.

                                                  Nine Months Ended
                                                  September 30, 1998
                                                  Unaudited Proforma
                                                 ---------------------
                                                  (in thousands except
                                                   per share amounts)
Net interest income before provision for loan
     losses                                               $16,534
Net income                                                  4,012
Earnings per share:
     Basic                                                $  0.38
     Diluted                                              $  0.36

(b.)  Washington Independent Bancshares, Inc.
Effective March 5, 1999, the Company acquired all of the outstanding common stock of Washington Independent Bancshares, Inc. (whose wholly owned subsidiary is Central Valley Bank, N.A., Toppenish, Washington) in exchange for 1,058,009 shares of Heritage common stock. This transaction was accounted for as a pooling of interests and, accordingly, the Company's financial information reported herein has been restated to include the accounts and results of operations of Washington Independent Bancshares, Incorporated, for all periods presented.

NOTE 3.  STOCKHOLDERS' EQUITY

a.) Earnings per Share
The following tables reconcile the weighted average shares used for earnings per share for the applicable periods.

                                                              Three months ended              Nine months ended
                                                                September 30,                    September 30,
                                                         ------------------------------------------------------------
                                                            1998             1999             1998         1999
Basic:
     Weighted average shares outstanding                    10,718,404       10,791,666       10,608,704   10,818,576

Diluted:
     Basic weighted average share outstanding               10,718,404       10,791,666       10,608,704   10,818,576
     Incremental shares from stock options                     298,621          185,472          443,746      190,694
                                                         ------------------------------------------------------------
     Weighted average shares outstanding                    11,017,025       10,977,138       11,052,449   11,009,270
                                                         ============================================================

At September 30, 1999, there were options to purchase 92,700 shares of common stock outstanding which were antidilutive and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at September 30, 1998.

b.  Cash Dividend Declared
On September 17, 1999, the Company announced a quarterly cash dividend of 6.5 cents per share payable on October 27, 1999 to shareholders of record on October 15, 1999.

SUBSEQUENT EVENT

On October 28, 1999, the Registrant filed a report on Form 8-K announcing the plans to repurchase up to 10% of its outstanding common stock in the open market or in privately negotiated transactions.

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

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks or opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors which could affect the Company's financial results are included in filings by the Company with the Securities and Exchange Commission.

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

Financial Condition Data

The Company's total assets and deposits at September 30, 1999 increased to $487.5 million and $378.5 million, respectively, from December 31, 1998 levels of $475.9 million and $367.1 million, respectively. During the nine months ended September 30, 1999, total assets and deposits increased 2% and 3%, respectively. Deposit growth included $24.3 million in public funds from the State of Washington. During the nine months ended September 30, 1999, loans increased $67.6 million, or 21%, to $394.5 million from December 31, 1998. Commercial loans increased to $178.6 million at September 30, 1999, compared with $128.2 million at December 31, 1998, an increase of 39%. At September 30, 1999 commercial loans as a percentage of total loans increased to 45% compared with 38% and 39% at September 30, 1998 and December 31, 1998, respectively.


Earnings Summary

Net income for the nine months ended September 30, 1999 was $3.62 million, or $0.328 per diluted share, compared to $4.05 million, or $0.366 per diluted share, for the same period last year. Net income for the three months ended September 30, 1999 was $1.38 million, or $0.126 per diluted share, compared to $1.36 million, or $0.124 per diluted share, for the same period last year. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the nine months ended September 30, 1999 were $3.91 million, or $0.355 per diluted share compared with $0.363 per diluted share for the same period last year. For the quarter ended September 30, 1999 cash earnings were $1.5 million, or $0.135 per diluted share compared with $0.123 per diluted share for the same quarter last year. The predominate factors in comparing 1999's results to 1998's were: 1.) Net interest income grew $2.6 million or 18% for the year to date period and $606,000 or 11% quarter over quarter, due to higher volumes and lower cost of funds. 2.) Non interest income fell by $423,000 or 12% year to date and $261,000 or 20% quarter over quarter, due to significantly lower mortgage banking production. 3.) Non interest expense increased by $2.7 million or 23% year to date and $346,000 or 8% quarter over quarter, due to the acquisition of North Pacific Bank, increased staffing levels, and ongoing costs associated with the investment in item processing hardware, software and facilities in support of the Company's commercial banking efforts.


Net Interest Income

Net interest income after provision for the nine months ended September 30, 1998, increased 18% to $16.9 million from $14.4 million for the same period in 1998. For the three months ended September 30, 1999, net interest income increased 11% to $6.1 million from $5.5 million for the same quarter in 1998. For the nine month period, the increase in net interest income resulted from a reduction in average costs of funds from 4.56% to 3.96% coupled with a 13% increase in average earning assets during the same period while maintaining a comparable yield on those assets. For the three month period ending September 30, 1999 the average cost of funds was 3.92% compared to 4.50% for the same period in 1998, and average earning assets increased 2%.


Net interest margin (net interest income divided by average interest earning assets) widened to 5.51% for the nine month period ending September 30, 1999 compared to 5.14% for the same period last year. The margin for the three months ended September 30, 1999 was 5.65% compared to 5.18% for the same quarter in 1998. The increase in net interest margin reflects (i) a shift from lower yielding investments and interest bearing overnight funds to higher yielding loans and, (ii) a lower cost of funding. However, the Company is currently experiencing downward pressure on lending spreads due to increased competition. The change in mix resulted in the average yield on earning assets remaining relatively constant at 8.53% for the current nine month period from 8.54% for the same period last year, while the Company's cost of funds improved to 3.96% compared to 4.56%. The improvement in the Company's cost of deposits is attributable to management's strategic decision beginning in the fourth quarter of last year to reduce our reliance on more volatile high cost certificates of deposits coupled with falling market interest rates in the second half of 1998 and early 1999. While this deposit pricing strategy reduced deposit growth, it achieved the intended result of lowering the cost of deposits.



Provision for Loan Losses

For the nine months ended September 30, 1999 the loan loss provision was $306,000 compared to $178,000 for the prior years nine month period. The quarterly provision for loan losses was maintained at $102,000 for the third quarter 1999 compared to $100,000 for the same quarter in 1998. The greater provision for the nine month period is a result of the North Pacific acquisition. Management believes that the allowance for loan losses is maintained at an adequate level to provide for estimated losses based on an evaluation of known and inherent risks in the loan portfolio.

Noninterest Income

Noninterest income decreased 11% to $3.1 million for the nine months ended September 30, 1999 compared with $3.5 million for the same period in 1998. The third quarter of 1999 noninterest income decreased 23% to $1.0 million for the three months ended September 30, 1999, compared with $1.3 million for the same period in 1998. This decrease was primarily attributable to a 43% decrease in the volume of mortgage loans sold due to lower mortgage loan originations during the nine month period 1999 compared with the same period in 1998. In the third quarter of 1999 mortgage loan originations decreased 53% compared with the same period in 1998. The Company's decline in mortgage banking activity was comparable to the regionwide decline in activity for mortgage lenders during the third quarter of 1999.

Noninterest Expense

Noninterest expense increased 23% to $14.4 million for the first nine months of 1999, compared to $11.7 million for the same period in 1998. Non interest expense for the third quarter of 1999 increased 7% to $4.8 million compared to $4.5 million for the third quarter of 1998. The increase was attributed to the acquisition of North Pacific Bank in June, 1998, and additional investments in lending and operations staff, and item processing hardware, software and facilities to further support the Company's commercial banking efforts. The efficiency ratio for the nine months ended September 30, 1999 increased to 70.59% from 64.36% for the same period in 1998. For the quarter ended September 30, 1999, the efficiency ratio increased to 68.06% from 66.42% for the comparable quarter in 1998 and decreased from the quarter ended June 30, 1999 of 72.04%. Contributing to this increase, revenues were below expected levels due to a 51% year to date and 64% quarterly drop in gains on sale of mortgage loans (compared with the same periods in 1998) and an increase in noninterest expenses.

Lending Activities

Since initiating its expansion activities in 1994, the Company has continued to pursue a growth strategy to broaden its product mix from primarily thrift offerings to commercial banking activities. As indicated in the table below, total loans increased to $394.5 million at September 30, 1999 from $326.9 million at December 31, 1998. At September 30, 1999, commercial loans increased to $178.6 million, or 45% of total loans, from $128.2 million, or 39% of total loans, at December 31, 1998.

                                                                           (in thousands)
                                                   At                                     At
                                               December 31,           % of           September  30,        % of
                                                  1998               Total               1999              Total
                                               -----------------------------------------------------------------
Commercial                                         $128,171            39.2%               $178,622         45.3%
Real estate mortgages
 One-to-four family residential                      97,277            29.8                  95,460         24.2
 Five or more family and commercial
      properties                                     70,139            21.4                  86,079         21.8
                                               -----------------------------------------------------------------
   Total real estate mortgages                      167,416            51.2                 181,539         46.0
Real estate construction
  One-to-four family residential                     26,640             8.2                  26,207          6.7
  Five or more family and commercial
      properties                                      2,124             0.6                   5,240          1.3
                                               -----------------------------------------------------------------
   Total real estate construction                    28,764             8.8                  31,447          8.0
Consumer                                              4,000             1.2                   4,411          1.1
                                               -----------------------------------------------------------------
Gross loans                                         328,351           100.4%                396,019        100.4%
Less: deferred loan fees                             (1,399)           (0.4)                 (1,528)        (0.4)
                                               -----------------------------------------------------------------
      Total loans                                  $326,952           100.0%               $394,491       100.00%
                                               =================================================================

Nonperforming Assets

The following table sets forth the amount of the Company's nonperforming assets at the dates indicated.

                                                                     At                  At
                                                                December 31,        September 30,
                                                                    1998                1999
                                                             ---------------------------------------
                                                                       (Dollars in thousands)
Nonaccrual loans                                             $               402               1,053
Restructured loans                                                             -                   -
                                                             ---------------------------------------
  Total nonperforming loans                                                  402               1,053
Real estate owned                                                              0                  70
                                                             ---------------------------------------
  Total nonperforming assets                                 $               402               1,123
                                                             =======================================
Accruing loans past due 90 days or more                      $                 8                   -
Potential problem loans                                                      898               3,986
Allowance for loan losses                                                  3,957               4,360
Nonperforming loans to loans                                                0.12%               0.27%
Allowance for loan losses to loans                                          1.21%               1.11%
Allowance for loan losses to nonperforming loans                          984.70%             414.15%
Nonperforming assets to total assets                                        0.08%               0.23%

Nonperforming loans increased to $1,053,000, or 0.27% of total loans, at September 30, 1999 from $402,000, or 0.12% of total loans, at December 31, 1998. Nonperforming assets at September 30, 1999 amounted to $1,123,000, or 0.23% of total assets. For the median of 35 West Coast publicly traded banks as monitored by Pacific Crest Securities, nonperforming assets were 0.52% of total assets at June 30, 1999 (the most recent data available).

Analysis of Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably foreseeable loan losses based on management's assessment of various factors affecting the loan portfolio including taking into account the Company's changing portfolio mix. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged off, net of recoveries.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used.

The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                                            Nine Months Ended September 30,
                                                      -----------------------------------------
                                                                1998                1999
                                                      -----------------------------------------
Total loans outstanding at end of period (1)          $           330,576               394,491
Average loans outstanding during period                           278,916               347,911

Allowance balance at beginning of period                            3,180                 3,957
Provision for loan losses                                             178                   306
Provision acquired with North Pacific Bank                            670                     -
Charge-offs
   Real estate                                                        (12)                   (1)
   Commercial                                                           -                    (7)
   Consumer                                                            (5)                   (5)
                                                      -----------------------------------------
     Total charge-offs                                                (17)                  (13)
                                                      -----------------------------------------
Recoveries
   Real estate                                                          -                    16
   Commercial                                                           6                    91
   Consumer                                                             2                     3
                                                      -----------------------------------------
     Total recoveries                                                   8                   110
                                                      -----------------------------------------
        Net (charge-offs) recoveries                                   (9)                   97
                                                      -----------------------------------------
Allowance balance at end of period                    $             4,019                 4,360
                                                      =========================================
Ratio of net (charge-offs) recoveries during
period to average loans outstanding                                  0.00%                 0.03%
                                                      =========================================

__________
(1)  Includes loans held for sale

While pursuing its growth strategy, the Company will continue to employ prudent underwriting and sound loan monitoring procedures to maintain asset quality. The allowance for loan losses at September 30, 1999 increased $160,000 from the prior quarter to $4.4 million, or 1.11% of total loans. The Company's portfolio includes loans to small businesses and farmers which are substantially guaranteed by agencies of the US Government (i.e. Farm Service Agency and Small Business Administration). At September 30, 1999, the government guaranteed portion of these loans amounted to $19.3 million. Excluding the $19.3 million in government guaranteed loans, the Company's allowance for loan losses was 1.17% of nonguaranteed loans. The ratio of allowance for loan losses to total loans decreased to 1.11% at September 30, 1999 from 1.21% at December 31, 1998. The Company's management considers this to be an adequate level of reserves at this time.

Liquidity and Source of Funds

The Company's primary sources of funds are customer deposits, public fund deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. The Company generally maintains sufficient cash and short term investments to meet short term liquidity needs. At September 30, 1999, cash and cash equivalents totaled $19.2 million, or 3.9% of total assets, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $2.0 million, or 0.4% of total assets. At September 30, 1999, the Company maintained a credit facility with the FHLB of Seattle for up to 20% of Heritage Bank's assets or $83.8 million (under which there were no outstanding borrowings as of that date).


Capital

Stockholders' equity at September 30, 1999 was $101.4 million compared with $100.6 million at December 31, 1998. In addition to the Company's earnings, proceeds from the exercise of stock options totaling $218,000 increased stockholders' equity during the period. During the nine months ended September 30, 1999, the Company declared cash dividends in the amount of $1.9 million, or
18.0 cents per share. The Company also paid $856,000 to repurchase 100,000 shares of its common stock in the open market during the quarter ended June 30, 1999.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 1999, the Company's leverage ratio was 20.2%, compared with 23.8% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 24.0% and 25.3%, respectively, at September 30, 1999 compared with 30.5% and 31.7%, respectively, at December 31, 1998.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at September 30, 1999.


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

Cost

     Management expects Heritage Bank's costs related to Year 2000 issues to amount to approximately $230,000. Of this total, approximately $214,000 was incurred in prior periods. Management expects the remainder of these costs ($16,000) to be incurred in the fourth quarter of 1999. CVB has completed the upgrading of its computer equipment and related software for the its five branches in 1999 for $83,750. CVB does not expect to incur any additional costs for its Year 2000 efforts.

Risk and Contingency Plans

     The Company has prepared a contingency plan with trigger dates to pursue various alternatives for its critical technology and non-technology systems such as heat, electric and telecommunication services. Some of these alternative solutions involve the use of hot sites and mobile back-up services for item processing, the use of a backup generator to provide power in case of a disruption in electrical service and alternative telecommunication modes as well as manual back-up systems. Should the Company's worst case scenario, the loss of electric power, occur, the Company will be able to continue to capture banking transactions and process them at a remote hot site and/or rely on a diesel powered backup generator to power the Company's item processing operations. These contingency plans are a part of the Company's ongoing disaster recovery plan.


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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

     a.  See EXHIBIT 27-Financial Data Schedule.

     b. On October 28, 1999, the Registrant filed a report on Form 8-K announcing the plans to repurchase up to 10% of its outstanding common stock in the open market or in privately negotiated transactions.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HERITAGE FINANCIAL CORPORATION



Date: November 10, 1999      by  /s/ Donald V. Rhodes
                                 ---------------------------------
                                 Donald V. Rhodes
                                 Chairman, President and Chief Executive Officer
                                 (Duly Authorized Officer)


                             by  /s/ Edward D. Cameron
                                 ---------------------------------
                                 Edward D. Cameron
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)