Form 10-K
period 1999-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2000-03-17
CIK 1046025

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

    For the fiscal year ended December 31, 1999

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $65,603,146 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 8, 2000.

  The Registrant had 9,771,546 shares of common stock outstanding as of March 8, 2000.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement dated March 22, 2000 for the 2000 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                               December 31, 1999

                                     INDEX

                                                                          Page
                                                                          ----
                                     PART 1
 ITEM 1.  BUSINESS......................................................    3

          LENDING ACTIVITIES............................................    4

          INVESTMENT ACTIVITIES.........................................   11

          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS.................   14

          SUPERVISION AND REGULATION....................................   17

          COMPETITION...................................................   21

 ITEM 2.  PROPERTIES....................................................   21

 ITEM 3.  LEGAL PROCEEDINGS ............................................   22

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   22


                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   23

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   24

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   25

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   38

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   39

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES....................................   39


                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   40

 ITEM 11. EXECUTIVE COMPENSATION........................................   40

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   40

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   40


                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          10-K..........................................................   41

ITEM 1. BUSINESS

General

  Heritage Financial Corporation, Inc. is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (the "Conversion").

  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries:
Heritage Savings Bank and Central Valley Bank, N.A. Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its four branch offices located in Yakima County.

  Our business consists primarily of focusing on lending and deposit relationships with small businesses including agribusiness and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, income property loans and consumer loans.

  On March 5, 1999, we merged with Washington Independent Bancshares, Inc. whose wholly owned subsidiary was Central Valley Bank. In that merger we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent common stock. This merger was accounted for as a pooling of interests and accordingly, our financial information reported herein has been restated to include the accounts and results of operations of Washington Independent for all periods presented. Effective June 12, 1998, we acquired North Pacific Bank, a Washington-chartered commercial bank, which was merged into Heritage Bank effective November 20, 1998.

  Effective with the year ending December 31, 1998 we changed our fiscal year end from June 30th to December 31st. On December 31, 1998, we filed a Transition Report Form 10-K with the SEC reporting for the six month period ended December 31, 1998. This filing of Form 10-K for the fiscal year ended December 31, 1999 will be the first full twelve month period filed with a calendar year ending. Throughout this report every effort has been made to clarify the accounting period being referenced (i.e. six months ending December 31, 1998 or year ending June 30, 1998 etc.) and when appropriate year to year comparisons are made that reflect equivalent twelve month periods (i.e. twelve months ending December 31, 1998 to twelve months ending December 31, 1999).

Market Areas

  We offer financial services to meet the needs of the communities we serve through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank from twelve full service offices, six in Pierce County, five in Thurston County and one in Mason County. Heritage Bank has two mortgage origination offices, one in Thurston County and one in Pierce County, both of which operate within banking offices. We service Yakima County through Central Valley Bank from their headquarters in Toppenish, Washington, using five branch offices.

  Olympia enjoys a stable economic climate, largely due to government employment and military personnel (Fort Lewis and McChord Air Force Base are both located in our primary market area), both retired and active. State government is by far the largest employer in Thurston County, employing over 40% of the total county work force. Federal, county and municipal government together comprise nearly 50% of the county's civilian employment base.

  Thurston County has a population of 202,700 as of April 1, 1999 and was one of the fastest growing metropolitan counties in the state of Washington as reported by the State Department of Natural Resources. Thurston County's growth has been spurred by increased government employment and the expansion of a large retirement population, including many former military personnel.

  Pierce County, where Tacoma is located, has an official population of 700,000 according to the state Office of Financial Management. Its economy is well-diversified, with the principal industries being aerospace, shipping, military-related government employment, agriculture and forest products.

  Our market area also includes Shelton and the surrounding Mason County area. The population of Mason county was approximately 48,600 in 1999, and its economy is substantially dependent upon the timber and forest products industries.

  Yakima County is located in central Washington. It has a population of 204,000, and its economy is substantially dependent upon agriculture. Yakima County boasts the highest production of apples and hops of any county in the nation.

Lending Activities

  General. Our lending activities are carried on through the two banks, Heritage Bank and Central Valley Bank. We traditionally have originated one- to four-family residential mortgage loans and, to a lesser extent, multifamily, commercial real estate, construction, and agricultural loans. In the fiscal year ended June 30, 1994, we implemented a growth strategy intended to broaden our products and services from traditional thrift products and services to those more closely related to commercial banking. In this regard, during this period, we began to emphasize relationship banking and to expand our business lending capabilities. Beginning in 1996, Heritage Bank began hiring commercial loan officers, experienced in the Puget Sound region. The loan officers, in addition to bringing to us previous customer relationships, have taken advantage of the opportunity to attract customers of banks that have been acquired via mergers with out-of-area institutions. In June 1998, we completed our acquisition of North Pacific Bank, a $84.9 million asset commercial bank. In March 1999, we merged with Washington Independent Bancshares, holding company for Central Valley Bank NA, a $61 million commercial bank. These combinations accelerated our expansion of our commercial banking focus. Taken together, these efforts contributed to an increase in commercial loans to $192.1 million, or 46.0% of total loans, as of December 31, 1999 from $128.2 million, or 39.2% of total loans, as of December 31, 1998. As we pursue our strategy, management is continuing to emphasize strong asset quality.

  Our overall lending operations are guided by loan policies which are reviewed and approved annually by our board of directors, and which outline the basic policies and procedures by which lending operations are conducted. Generally, the policies address the types of loans, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations in addition to establishing internal lending limits. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations.

  The following table sets forth at the dates indicated our loan portfolio by type of loan. These balances are net of deferred loan fees and prior to deduction for the allowance for loan losses.

                                            At June 30,                                 At December 31,
                          ----------------------------------------------------  ----------------------------------
                               1996              1997              1998              1998              1999
                          ----------------  ----------------  ----------------  ----------------  ----------------
                                     % of              % of              % of              % of              % of
                          Balance   Total   Balance   Total   Balance   Total   Balance   Total   Balance   Total
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                      (Dollars in thousands)
Commercial..............  $ 30,913   15.54% $ 53,994   22.22% $117,655   37.46% $128,171   39.20% $192,088   45.98%
Real Estate Mortgages
 One-four family
  residential (1).......    96,294   48.41   107,010   44.02   100,753   32.07    97,277   29.76    97,907   23.44
 Five or more family
  residential and
  commercial
  properties............    55,658   27.98    66,260   27.26    72,406   23.05    70,139   21.45    94,242   22.56
 Total real estate
  mortgages.............   151,952   76.39   173,270   71.28   173,159   55.12   167,416   51.21   192,149   46.00
Real estate construction
 One-four family
  residential...........    14,840    7.46    13,142    5.41    19,505    6.21    26,640    8.15    23,293    5.58
 Five or more family
  residential and
  commercial
  properties............       393    0.20     1,029    0.42       527    0.17     2,123    0.65     7,537    1.80
 Total real estate
  construction (2)......    15,233    7.66    14,171    5.83    20,032    6.38    28,763    8.80    30,830    7.38
Consumer................     1,900    0.96     2,692    1.11     4,477    1.43     4,000    1.22     4,273    1.02
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total loans............   199,998  100.55%  244,127  100.44%  315,323  100.39%  328,351  100.43%  419,340  100.38%
Less deferred loan fees
 and other..............    (1,090)  -0.55    (1,079)  -0.44    (1,228)  -0.39    (1,400)  -0.43    (1,578)  -0.38%
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Net loans..............  $198,908  100.00% $243,048  100.00% $314,095  100.00% $326,951  100.00% $417,762  100.00%
                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

--------
(1)  Includes loans held for sale of $5,286, $6,323, $6,411, $7,618, and $589, respectively.
(2)  Balances are net of undisbursed loan proceeds.

  The following table presents at December 31, 1999, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

                                                          Maturing
                                              ---------------------------------
                                              Within    1-5    After
                                              1 year   years  5 years   Total
                                              ------- ------- -------- --------
                                                   (Dollars in thousands)
   Commercial................................ $51,866 $37,174 $103,048 $192,088
   Real estate construction..................  25,206   4,955      669   30,830
                                              ------- ------- -------- --------
     Total................................... $77,072 $42,129 $103,717 $222,918
                                              ======= ======= ======== ========
   Fixed rate loans..........................         $27,864 $ 29,760 $ 57,624
   Variable or adjustable rate loans.........          14,264   73,957   88,221
                                                      ------- -------- --------
     Total...................................         $42,128 $103,717 $145,845
                                                      ======= ======== ========

Real Estate Lending

  One- to Four-Family Residential Real Estate Lending. The majority of our residential loans are secured by one- to four-family residences located in our primary market area. Our underwriting standards require that one- to four-family portfolio loans generally be owner-occupied and that loan amounts not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed-rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on a Treasury Bill or other index. Our ability to generate volume in ARMs however, is largely a function of consumer preference and the interest rate environment. Our current policy is not to make ARMs with discounted initial interest rates (i.e., "teasers"). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. In addition, in connection with management's strategies to control our interest rate sensitivity position, management determines from time to time to what extent it will retain or sell other ARMs and other fixed rate mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset/Liability Management".

  Multifamily and Commercial Real Estate Lending. We have made, and anticipate continuing to make, on a selective basis, multifamily and commercial real estate loans in our primary market areas. Commercial real estate loans are made for small shopping centers, warehouses and professional offices, generally owner occupied. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. Our underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value or cost, whichever is lower.

  Multifamily and commercial real estate mortgage lending affords our banks an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. We also generally obtain personal guarantees from financially capable borrowers based on a review of personal financial statements.

  Construction Loans. We originate one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and in which management is comfortable with the economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction not exceed 80% of appraised value or builder's cost less overhead, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and utilize outside inspectors to inspect the project prior to paying any draw requests from builders.

  Construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does our single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs of the project. As a result, these loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to assure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder's ability to sell the property prior to the time the construction loan is due.

Commercial Business Lending

  We offer commercial loans to sole proprietorships, partnerships and corporations with an emphasis on real estate related industries and firms in agricultural, health care, legal and other professions. The types of commercial loans offered are business lines of credit secured primarily by real estate, accounts receivable and inventory, business term loans secured by real estate for either working capital or lot acquisition, Small Business Administration ("SBA") loans and unsecured business loans.

  Commercial business lending generally involves greater risk than residential mortgage lending and risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although our commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the credit worthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

  As of December 31, 1999, we had $192.1 million, or 46.0% of our total loans receivable, in commercial business loans. Collateral for these loans is generally owner occupied business or residential real estate. The average loan size is approximately $200,000 with loans generally in amounts of $500,000 or less.

Origination and Sales of Loans

  We originate real estate and other loans with approximately two-thirds of the residential mortgage volumes generated from our mortgage loan origination office. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

  Consistent with our asset/liability management strategy, we sell a majority of our fixed rate and ARM residential mortgage loans into the secondary market. At Heritage Bank, commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower's election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a "best efforts" basis whereby Heritage Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed by Heritage Bank. As a result, management believes that market risk is minimal. At Central Valley Bank, all mortgage loan production is brokered to other lenders prior to funding.

  When we sell mortgage loans, we typically also sell the servicing of the loans (i.e., collection of principal and interest payments). We serviced $18.8 million and $13.1 million in mortgage loans for others as of December 31, 1998 and December 31, 1999, respectively. We received fee income of $22,000 and $34,000 for the six months ended December 31, 1998, and the year ended December 31, 1999 for these servicing activities on mortgage loans.

  The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

                                                        Six month
                                   Year ended June 30,    ended    Year ended
                                   ------------------- December 31 December 31
                                     1997      1998       1998        1999
                                   --------- --------- ----------- -----------
                                             (Dollars in thousands)
   One- to four-family
    residential mortgage loans:
     Originated..................  $ 104,145 $ 118,774   $68,434     $78,248
     Sold........................     87,003   101,903    57,490      58,266
   Gains on sales of loans, net..  $   2,006 $   2,406   $ 1,297     $ 1,079

  We have a minimal amount of purchased loans and loan participations.

Commitments and Contingent Liabilities

  In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 1999, we had outstanding commitments to extend credit, including letters of credit, in the amount of $87.9 million.

Delinquencies and Nonperforming Assets

  Delinquency Procedures. When a borrower fails to make a required payment on a loan, in the case of loans other than commercial loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, a second notice is mailed and, if appropriate, the borrower is contacted by telephone. Additional written and verbal contacts are made with the borrower between 60 and 90 days after the due date.

  In the event a real estate loan payment is past due for 45 days or more, loan servicing personnel perform an in-depth review of the loan status, the condition of the property, and the circumstances of the borrower. Based upon the results of our review, we may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we may bid on the property to protect our interest. A decision as to whether and when to initiate foreclosure proceedings is made by the loan committee and is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower's ability and willingness to cooperate in curing the delinquency.

  Real estate acquired by us by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any write-down resulting therefrom is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property's net realizable value.

  We consider loans as in-substance foreclosed if the borrower has little or no equity in the property based upon its estimated fair value, if repayment can be expected only to come from operation or sale of the collateral, and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the borrower's current financial status, it is doubtful that the borrower will be able to repay the loan in the foreseeable future.

  Delinquencies in the commercial business loan portfolio are handled on a case-by-case basis. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or which are assigned to them. Depending on the nature of the loan and the type of collateral securing the loan, we may negotiate and accept a modified payment program or take other actions as the circumstances warrant.

  Classification of Assets. Federal regulations require that our banks classify assets on a regular basis. In addition, in connection with examinations of each bank, the Washington State Department of Financial Institutions, Division of Banks, the Office of the Comptroller of the Currency, and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must charge off such amount. The most recent examination of Heritage Bank was completed by the FDIC in March 1999. Central Valley Bank was examined by the Office of the Comptroller of the Currency in January 2000. The regulators' assessments of our banks' classified assets were consistent with our banks' internal classifications. An examination of Heritage Bank by the Division was in progress during March 2000.

  Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and restructured loans and real estate owned. The following table sets forth at the dates indicated information with respect to nonaccrual loans, restructured loans and real estate owned by us.

                                         June 30,              December 31,
                                ----------------------------  ----------------
                                  1996      1997      1998     1998     1999
                                --------  --------  --------  -------  -------
                                          (Dollars in thousands)
Nonaccrual loans..............  $     65  $    146  $    385  $   401  $ 1,804
Restructured loans............       --        --        --       --       --
                                --------  --------  --------  -------  -------
  Total nonperforming loans...        65       146       385      401    1,804
Real estate owned.............       --        --         82      --       --
                                --------  --------  --------  -------  -------
  Total nonperforming assets..  $     65  $    146  $    467  $   401  $ 1,804
                                --------  --------  --------  -------  -------
Accruing loans past due 90
 days or more.................  $    --   $    --   $     15  $     8  $   --
Potential problem loans.......     1,836       239     1,758      877    2,826
Allowance for loan losses.....     2,221     3,105     3,929    3,957    4,264
Nonperforming loans to loans..      0.03%     0.06%     0.12%    0.12%    0.43%
Allowance for loan losses to
 loans........................      1.12%     1.28%     1.25%    1.21%    1.02%
Allowance for loan losses to
 nonperforming loans..........   3398.23%  2133.01%  1019.90%  984.70%  236.27%
Nonperforming assets to total
 assets.......................      0.02%     0.05%     0.10%    0.08%    0.35%

  Nonaccrual Loans. Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. Our policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

  Interest on nonaccrual loans foregone was $11,738, and $59,613 for the six months ended December 31, 1998 and the year ended December 31, 1999, respectively. Previous period interest foregone was immaterial.

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

  Over the past three years, we have increased our allowance for loan losses during a period of loan growth and change in loan portfolio composition. While our loan portfolio, and in particular commercial loans, have grown substantially over the past three years, our asset quality has remained very solid as demonstrated by the low charge-offs and the low nonperforming assets to total assets ratio during that period. In the year ended December 31, 1999, we experienced net charge-offs of $101,000. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our general allowance for loan losses allocated to our commercial loans over the past three years.

  While we believe that we use the best information available to determine the allowance for loan losses, if circumstances differ substantially from the assumptions used in determining the allowance, or unforeseen market conditions result in adjustments to the allowance for loan losses, net income could be significantly affected.

  The following table sets forth, for the periods indicated, information regarding changes in our allowance for loan losses:

                                                         Six Months
                             Year Ended June 30,           Ended      Year Ended
                          ----------------------------  December 31, December 31,
                            1996      1997      1998        1998         1999
                          --------  --------  --------  ------------ ------------
                                         (Dollars in thousands)
Total loans outstanding
 at end of period(1)....  $198,908  $243,048  $314,095    $326,952     $417,762
Average loans
 outstanding during
 period.................  $186,383  $213,560  $251,816    $319,645     $361,116
Allowance balance at
 beginning of period....  $  2,084  $  2,221  $  3,105    $  3,929     $  3,957
Provision for loan
 losses.................       --       (265)      149         202          408
Allowance acquired with
 North Pacific Bank.....       --        --        670         --           --
Charge-offs:
  Real estate(2)........       (20)      --        --          (36)        (120)
  Commercial............        (2)       (2)      --         (146)        (117)
  Consumer..............        (1)       (7)       (3)         (5)         (10)
                          --------  --------  --------    --------     --------
    Total charge-offs...       (23)       (9)       (3)       (187)        (247)
                          --------  --------  --------    --------     --------
Recoveries:
  Real estate(2)........       156     1,155         4           4          113
  Commercial............         4         3         1           9           32
  Consumer..............       --        --          3         --             1
                          --------  --------  --------    --------     --------
    Total recoveries....       160     1,158         8          13          146
                          --------  --------  --------    --------     --------
      Net (charge-offs)
       recoveries.......       137     1,149         5        (174)        (101)
                          --------  --------  --------    --------     --------
Allowance balance at end
 of period..............  $  2,221  $  3,105  $  3,929    $  3,957     $  4,264
                          ========  ========  ========    ========     ========
Ratio of net (charge-
 offs) recoveries during
 period to average loans
 outstanding............      0.07%     0.54%     0.00%       0.05%       (0.03%)
                          ========  ========  ========    ========     ========

--------
(1)  Includes loans held for sale
(2) During the periods shown, all of the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages. None of the above activity related to real estate construction loans.

  The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical ratios of loan losses for us and industry wide and other factors which may affect future loan losses in the categories shown below:

                                            At June 30,                           At December 31,
                          ----------------------------------------------- -------------------------------
                               1996            1997            1998            1998            1999
                          --------------- --------------- --------------- --------------- ---------------
                                   % of            % of            % of            % of            % of
                                  Total           Total           Total           Total           Total
                          Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1)
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
Balance applicable to:
Commercial..............  $  593   15.4%  $1,242   22.1%  $2,217   37.4%  $2,670   39.2%  $3,070   45.8%
Real estate mortgages:
 One- to four-family
  residential...........     146   48.2      164   43.9      156   32.0      156   29.6      168   23.3
 Five or more family
  residential and
  commercial
  properties............   1,112   27.9      900   27.2      678   22.9      669   21.3      721   22.5
Real estate
 construction:
 One- to four-family
  residential...........     243    7.4      202    5.3      214    6.1      135    8.1      145    5.6
 Five or more family
  residential and
  commercial
  properties............      12    0.2       31    0.4       10    0.2       16    0.6       17    1.8
Consumer................      12    0.9       20    1.1       53    1.4       54    1.2       58    1.0
Unallocated.............     103             546             601             257              85
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
 Total..................  $2,221  100.0%  $3,105  100.0%  $3,929  100.0%  $3,957  100.0%  $4,264  100.0%
                          ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

--------
(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

  At December 31, 1999, our investment securities portfolio totaled $42.5 million, consisting of $36.4 million of securities available for sale and $6.1 million of securities held to maturity. This compares with a total portfolio of $47.6 million at December 31, 1998, comprised of $31.7 million of securities available for sale and $15.9 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in the tables below.

  Our investment policies are established by the board of directors and monitored by the Audit and Finance Committee. They are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment our bank's lending activities. These policies dictate the criteria for classifying securities as either available for sale or held for investment. The policies permit investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, FHLB stock and federal funds. Investment in non-investment grade bonds is not permitted under the policies.

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
                                                 (Dollars in thousands)
December 31, 1998
  U.S. Government and its agencies......  $26,597     $ 72      $ (96)   $26,573
  Collateralized mortgage obligations...    2,812                 (10)     2,802
  Corporate notes and other.............    2,100      224        --       2,324
                                          -------     ----      -----    -------
    Totals..............................  $31,509     $296      $(106)   $31,699
                                          =======     ====      =====    =======
December 31, 1999
  U.S. Government and its agencies......  $33,192     $--       $(669)   $32,523
  Collateralized mortgage obligations...    1,611                 (28)     1,583
  Corporate notes and other.............    2,100      185        (13)     2,272
                                          -------     ----      -----    -------
    Totals..............................  $36,903     $185      $(710)   $36,378
                                          =======     ====      =====    =======

  We had no securities available for trading at June 30, 1997, June 30, 1998, December 31, 1998, or December 31, 1999.

  The following table sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of our investment securities available for sale at December 31, 1999.

                                                         At December 31, 1999
                                                      --------------------------
                                                                        Weighted
                                                                 Fair   Average
                                                      BookValue  Value   Yield
                                                      --------- ------- --------
                                                        (Dollars in thousands)
Obligations of US Government agencies:
  Due within one year................................  $ 2,000  $ 1,987   5.54%
  Due after 1 year but within 5 years................   31,192   30,536   5.61
                                                       -------  -------
                                                        33,192   32,523
                                                       -------  -------
Corporate notes and other investments
  Due after 1 year but within 5 years................      500      501   6.86
  Due after 5 years but within 10 years..............      500      495   6.29
  Due after 10 years.................................    1,100    1,276   4.93
                                                       -------  -------
                                                         2,100    2,272
                                                       -------  -------
Collateralized mortgage obligations..................
  Due after 5 years but within 10 years..............      296      289   5.98
  Due after 10 years.................................    1,315    1,294   6.55
                                                       -------  -------
                                                         1,611    1,583
                                                       -------  -------
Total all investments available for sale.............  $36,903  $36,378
                                                       =======  =======

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of investment securities held to maturity:

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
                                                 (Dollars in thousands)
December 31, 1998:
  U.S. Government and its agencies......  $ 9,846     $ 26       $ (3)   $ 9,869
  Mortgage backed securities............    3,262       86        --       3,348
  Municipal bonds.......................    2,789       77         (2)     2,864
                                          -------     ----       ----    -------
    Total held for investment...........  $15,897     $189       $ (5)   $16,081
                                          =======     ====       ====    =======
December 31, 1999:
  U.S. Government and its agencies......  $ 1,200     $--        $ (6)   $ 1,194
  Mortgage backed securities............    2,399       95         (1)     2,493
  Municipal bonds.......................    2,566        4        (38)     2,532
                                          -------     ----       ----    -------
    Total held for investment...........  $ 6,165     $ 99       $(45)   $ 6,219
                                          =======     ====       ====    =======

  The following table sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of our investment securities held to maturity at December 31, 1999.

                                                           At December 31, 1999
                                                          ----------------------
                                                                        Weighted
                                                           Book   Fair  Average
                                                          Value  Value   Yield
                                                          ------ ------ --------
                                                          (Dollars in thousands)
   Obligations of US Government agencies:
     Due within one year................................. $  300 $  300   6.10%
     Due after 1 year but within 5 years.................    900    894   5.99
                                                          ------ ------
                                                           1,200  1,194
                                                          ------ ------
   Municipal bonds
     Due within one year.................................    456    459   7.03
     Due after 1 year but within 5 years.................  1,412  1,398   6.80
     Due after 5 years but within 10 years...............    700    676   6.11
                                                          ------ ------
                                                           2,568  2,533
                                                          ------ ------
   Mortgage backed securities
     Due within one year.................................     57     60   8.03
     Due after 1 year but within 5 years.................     54     55   7.99
     Due after 5 years but within 10 years...............    303    314   8.62
     Due after 10 years..................................  1,983  2,063   8.16
                                                          ------ ------
                                                           2,397  2,492
                                                          ------ ------
       Total all investments held to maturity............ $6,165 $6,219
                                                          ====== ======

--------
(1)  Tax equivalent weighted average yield.

  We held $2.2 million of FHLB stock at December 31, 1999. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 1999, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $0.8 million.

Deposit Activities and Other Sources of Funds

  General. Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic condition and other factors, are not. Our deposit balances increased by $38.1 million in 1999 including an increase of $49.3 million in Public fund deposits. Customer deposits remain an important source, but these balances have been influenced in the past by adverse market changes in the industry and may be affected by similar developments in the future. Borrowings may be used on a short term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

  Deposit Activities. We offer a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. At December 31, 1999, we had no brokered deposits. The more significant deposit accounts offered by us are described below.

  Certificates of Deposit. We offer several types of CDs with maturities ranging from 30 days to five years and which require a minimum deposit of $100. In addition, we offer a CD that has a maturity of four to 11 months and a minimum deposit of $2,500, and permits additional deposits at the initial rate throughout the certificate term. Interest is credited quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

  Regular Savings Accounts. We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $100 minimum balance is maintained. Interest is compounded daily and credited quarterly.

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

  Individual Retirement Accounts. IRAs permit annual contributions regulated by law and pay interest at fixed rates. Maturities are available from one to five years and interest is compounded daily and credited quarterly.

Sources of Funds

  Deposit Activities. The following table sets forth for the periods indicated the average balances outstanding and the weighted average interest rates for each major category of deposits:

                                 Year Ended June 30,        Six Months Ended    Year Ended
                          ---------------------------------   December 31,     December 31,
                                1997             1998             1998             1999
                          ---------------- ---------------- ---------------- ----------------
                          Average  Average Average  Average Average  Average Average  Average
                          Balance   Rate   Balance   Rate   Balance   Rate   Balance   Rate
                            (1)     Paid     (1)     Paid     (1)     Paid     (1)     Paid
                          -------- ------- -------- ------- -------- ------- -------- -------
                                                (Dollars in thousands)
Interest bearing demand
 and money market
 accounts...............  $ 53,850  3.16%  $ 62,577  3.12%  $ 82,746  2.82%  $ 91,281  2.69%
Savings.................    35,269  3.45     41,863  3.50     63,986  3.48     68,484  3.33
Certificates of
 deposit................   134,226  5.54    150,970  5.56    177,956  5.46    165,490  5.00
 Total interest bearing
  deposits..............   223,345  4.64    255,410  4.62    324,688  4.40    325,255  4.00
Demand and other
 noninterest bearing
 deposits...............    16,412   --      22,759   --      36,540   --      37,906   --
                          --------  ----   --------  ----   --------  ----   --------  ----
 Total deposits.........  $239,757  4.32%  $278,169  4.25%  $361,228  3.95%  $363,161  3.58%
                          ========  ====   ========  ====   ========  ====   ========  ====

--------
(1) Average balances were calculated using average daily balances.

  The following table sets forth for the periods indicated the change in the balances of deposits during the year and the impact of interest credited thereon.

                                   Year Ended June     Six months
                                         30,             Ended      Year Ended
                                  ------------------  December 31, December 31,
                                    1997      1998        1998         1999
                                  --------  --------  ------------ ------------
                                            (Dollars in thousands)
   Net increase (decrease) in
    deposits....................  $ 27,072  $109,505    $ 3,469      $ 38,070
     Less: Interest credited....   (10,114)  (11,494)    (6,482)      (12,631)
                                  --------  --------    -------      --------
   Net increase(decrease) before
    interest credited...........  $ 16,958  $ 98,011    $(3,013)     $ 25,439
                                  ========  ========    =======      ========

  Of the $98.0 million net increase in deposits for the year ended June 30, 1998, $82.4 million resulted from the acquisition of North Pacific Bank, which was effective June 12, 1998.

  The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 1999:

                                                                    December 31,
                                                                        1999
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
       Remaining maturity:
         Three months or less......................................   $52,017
         Over three months through six months......................     8,951
         Over six months through 12 months.........................    12,211
         Over twelve months........................................     3,779
                                                                      -------
           Total...................................................   $76,958
                                                                      =======

  At December 31, 1998 and December 31, 1999 certificates of deposits with balances of $100,000 or more totaled $30.8 million and $77.0 million, respectively.

  Borrowings. Savings deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We rely upon advances from the FHLB of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans, and stock issued by the FHLB of Seattle, which is held by us.

  The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, Heritage Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. It is anticipated that Central Valley Bank will become a member early in 2000. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 20.0% of a member's assets, and overnight borrowings may not exceed 5.0% of the institution's assets. The FHLB of Seattle determines specific lines of credit for each member institution.

  The following table is a summary of FHLB advances for the years ended June 30, 1997, June 30, 1998, the six months ended December 31, 1998, and the year ended December 31, 1999:

                                         At or for
                                          the year     At or for    At or for
                                           ended        the six      the year
                                          June 30,    months ended    ended
                                        ------------  December 31, December 31,
                                        1997   1998       1998         1999
                                        ----- ------  ------------ ------------
                                                (Dollars in thousands)
   Balance at period end..............  $ --  $  890     $ 687        $2,800
   Average balance during the period..    --      27       693           958
   Maximum amount outstanding at any
    month end.........................    --   1,300       696         3,300
   Average interest rate:
     During the period................    --    5.47%     6.20%         5.90%
     At period end....................    --    6.45%     6.20%         5.70%

  The following table is a summary of other borrowed funds for the years ended June 30, 1997 and June 30, 1998, the six months ended December 31, 1998 and the year ended December 31, 1999.

                                         At or for
                                         the year      At or for    At or for
                                           ended        the six      the year
                                         June 30,     months ended    ended
                                        ------------  December 31, December 31,
                                        1997   1998       1998         1999
                                        -----  -----  ------------ ------------
                                               (Dollars in thousands)
Securities sold under agreements to
 repurchase:
  Balance at period end................ $ --   $ 610     $ --         $ --
  Average balance during the period....   --      21       320          --
  Maximum amount outstanding at any
   month end...........................   --     610       483          --
  Average interest rate:
    During the period..................   --    3.25%     3.25%         --
    At period end......................   --    3.25%      --           --
Subordinated debentures:
  Balance at period end................ $ --   $ 500     $ --         $ --
  Average balance during the period....   --      25       500          --
  Maximum amount outstanding at any
   month end...........................   --     500       500          --
  Average interest rate:
    During the period..................   --    7.64%     7.64%         --
    At period end......................   --    7.64%      --           --
Notes Payable:
  Balance at period end................ $ 525  $ 320     $  17        $   8
  Average balance during the period....   600    451        93           12
  Maximum amount outstanding at any
   month end...........................   675    547       319           16
  Average interest rate:
    During the period..................  9.25%  9.23%     7.29%        0.00%
    At period end......................  9.25%  8.61%     0.00%        0.00%

Notes Payable at December 31, 1998 and December 31, 1999 include a non interest bearing note to Tacoma City Light for energy conservation improvement that was acquired in June 1998 with North Pacific Bank.

Supervision and Regulation

  We and our banks are subject to extensive federal and Washington state legislation, regulation and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than stockholders. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and it is reasonable to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

  The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

  Heritage Financial. We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day or order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC and OCC are authorized to exercise comparable authority under the Federal Deposit Insurance Act, the National Bank Act and other statutes with respect to state nonmember banks such as Heritage Bank or national banks such as Central Valley Bank.

  The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should be prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. The Federal Deposit Insurance Act requires an undercapitalized institution to submit to the Federal Reserve a capital restoration plan with a guaranty by each company having control of the bank's compliance with the plan.

  We are required to file an annual report and periodic reports with the Federal Reserve and additional information as the Federal Reserve may require. The Federal Reserve may examine us and any of our subsidiaries and charge us for the cost of the examination.

  We and any subsidiaries which we may control are deemed "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiaries and our affiliates are subject to numerous restrictions. With some exceptions, we and our subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us or our affiliates.

  Bank regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8%.

  Subsidiaries. Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Central Valley Bank is a nationally chartered bank insured by the FDIC, and subject to the Office of the Comptroller of the Currency, and is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve supervisory authority over us may also affect Heritage Bank.

  Among other things, applicable federal and state statutes and regulations which govern a bank's operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division, the OCC and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

  The banks are required to file periodic reports with the FDIC, the Division, or the OCC, and are subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that well-capitalized banks may be examined every 18 months. The

FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

  As subsidiaries of a bank holding company, our banks are subject to various restrictions in their dealings with us and with other companies that may become affiliated with us.

  In addition to earnings on the portion of net stock offering proceeds retained by us, dividends paid by our subsidiaries will provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC risk-based insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were qualified as "well-capitalized" at December 31, 1999.

  Federal laws generally bar institutions which are not well capitalized from accepting brokered deposits. The FDIC has issued rules which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

  Other Regulatory Developments. Congress has enacted significant federal banking legislation in recent years. Included in this legislation have been:

  The FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").
FIRREA, among other things,

  . created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund ("BIF") and the SAIF;

  . permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local FHLBs;

  .  restructured the federal regulatory agencies for savings associations;
     and

  . greatly enhanced the regulators enforcement powers over financial institutions and their affiliates.

  FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things,

  .  a new method for calculating deposit insurance premiums based on risk,

  . restrictions on acceptance of brokered deposits except by well-capitalized institutions,

  . additional limitations on loans to executive officers and directors of banks,

  . the employment of interest rate risk in the calculation of risk-based capital,

  . safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings and compensation,

  . a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category, and

  . new disclosure and advertising requirements with respect to interest paid on savings accounts.

  FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. These banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994. This act provides banks with greater opportunities to merge with other institutions and to open branches nationwide and also allows a bank holding company whose principal operations are in one state to apply to the Federal Reserve for approval to acquire a bank that is headquartered in a different state. States cannot "opt out" but may impose minimum time periods, not to exceed five years, for the target bank's existence. This act also allows bank subsidiaries of bank holding companies to establish "agency" relationships with their depository institution affiliates. In an agency relationship, a bank can accept deposits, renew time deposits, close and service loans, and receive payments for a depository institution affiliate. States cannot "opt out". This act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision took effect June 1, 1997, unless states enacted laws to either authorize such transactions at an earlier date or prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

Recent Legislation

  Financial Services Reform Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act ("GLBA") was enacted into law. The GLBA removes various barriers imposed by the Glass-Steagall Act of 1933, specifically those prohibiting banks and bank holding companies from engaging in the securities and insurance business. The GLBA also expands the bank holding company act framework to permit bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become a "financial holding company".

  Beginning March, 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance and securities activities, but also merchant banking and additional activities determined to be "financial in nature" or "complementary" to an activity that is financial in nature. The GLBA also provides that the list of permissible financial activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological changes.

  The GLBA also expands the activities in which insured state banks may engage. Under the GLBA, insured state banks are given the ability to engage in financial activities through a subsidiary, as long as the bank and its bank affiliates meet and comply with certain requirements. First, the state bank and each of its bank affiliates must be "well capitalized". Second, the bank must comply with certain capital deduction and financial statement requirements provided under the GLBA. Third, the bank must comply with certain financial and operational safeguards provided under the GLBA. Fourth, the bank must comply with the limits imposed by the GLBA on transactions with affiliates.

  Although the GLBA preserves the Federal Reserve as the umbrella supervisor of financial holding companies, it adopts an administrative approach to regulation that defers to the action and paperwork requirements of the "functional" regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over those operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of a financial holding company's subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal non-compliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and to the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

  Deposit Insurance Matters. Heritage Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. Central Valley Bank is insured by the FDIC under the BIF to the maximum extent permitted by law. Each bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized", "adequately capitalized" or " undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

  Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection with that, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Heritage Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the bonds issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. Recent legislative changes provided for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions were savings associations on that date. This merger did not occur.

Competition

  We compete for loans and deposits with other thrifts, commercial banks, credit unions, mortgage bankers and other institutions in the scope and type of services offered, interest rates paid on deposits, pricing of loans, and number and locations of branches, among other things. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors' funds from short term money market securities and other corporate and government securities.

  We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our banks' branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts and other services.

Employees

  At December 31, 1999, we had 222 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. None of our employees are covered by a collective bargaining agreement with us and we believe that we have a good relationship with our employees.

ITEM 2. PROPERTIES

  Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 1999, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land) and one office in Shelton, Mason County (which is owned). Central Valley Bank had five offices located in Yakima County (all of which are owned).

ITEM 3. LEGAL PROCEEDINGS

  We and our banks have certain litigation and negotiations in progress resulting from activities arising from normal operations. In our opinion, none of these matters is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Our common stock is traded on the NASDAQ National Market(R) under the symbol HFWA. At December 31, 1999, we had approximately 1,492 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 10,076,216 outstanding shares of common stock. The last reported sales price on March 8, 2000 was $7.75 per share. The following table sets forth for the quarters indicated the range of high and low bid information per share of our common stock as reported on the NASDAQ National Market(R).

                                                  1999 Quarter ended:
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
     High.............................  $10.00   $8.69     $8.50        $8.75
     Low..............................  $ 8.13   $7.73     $7.68        $7.37

  Since our stock offering in January 1998, we have declared the following quarterly cash dividends:

                                       Cash
                                     Dividend
                Declared             per share   Record Date          Paid
                --------             --------- ---------------- ----------------
     March 24, 1998.................  $0.035   April 6, 1998    April 15, 1998
     June 23, 1998..................  $0.040   July 6, 1998     July 15, 1998
     September 18, 1998.............  $0.045   October 6, 1998  October 15, 1998
     December 17, 1998..............  $0.050   January 15, 1999 January 25, 1999
     March 25, 1999.................  $0.055   April 15, 1999   April 26, 1999
     June 18, 1999..................  $0.060   July 15, 1999    July 27, 1999
     September 17, 1999.............  $0.065   October 15, 1999 October 27, 1999
     December 16, 1999..............  $0.070   January 14, 1999 January 27, 1999

  Dividends from us depend, in part, upon earnings from the investment of the net proceeds from the Conversion retained by us and receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to us. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in an amount in excess of one-half of the greater of the Bank's net income for the current fiscal year or the average of the Bank's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect of the dividend would be to reduce the Bank's net worth below the amount required for the liquidation account. For Central Valley Bank the approval of the Comptroller of the Currency is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfer of surplus or fund for the retirement of any preferred stock. Other than the specific restrictions mentioned above, current regulations allow us and our subsidiary banks to pay dividends on their common stock if our or our bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve, the OCC and the FDIC.

ITEM 6. SELECTED FINANCIAL DATA

                                                             For the six    For the
                           For the year ended June 30,       months ended  year ended
                         ----------------------------------  December 31, December 31,
                          1995     1996     1997     1998        1998         1999
                         -------  -------  -------  -------  ------------ ------------
                               (Dollars in thousands, except per share data)
Operations Data:
Net interest income..... $10,138  $10,504  $12,043  $16,110    $11,017      $23,458
Provision for loan
 losses.................     --       --      (265)     149        202          408
Noninterest income......   3,389    4,794    3,748    4,261      2,901        4,038
Noninterest expense.....   9,294   10,505   13,445   13,690     10,275       18,773
Provision (benefit) for
 income taxes...........   1,345    1,617       12    2,273      1,275        2,958
Net income..............   2,888    3,176    2,598    4,259      2,166        5,357
Earnings per share
  Basic.................    0.28     0.31     0.25     0.41       0.20         0.50
  Diluted...............    0.28     0.31     0.24     0.40       0.20         0.49
Dividend payout ratio
 (1)....................      NM       NM       NM     18.4%      47.3%        50.1%
Performance Ratios:
Net interest spread.....    3.45%    4.14%    4.30%    4.14%      4.13%        4.55%
Net interest margin
 (2)....................    4.89%    4.63%    4.80%    5.05%      5.16%        5.49%
Efficiency ratio (3)....   68.71%   68.67%   85.15%   67.20%     73.83%       68.27%
Return on average
 assets.................    1.28%    1.27%    0.94%    1.23%      0.92%        1.14%
Return on average
 equity.................   11.81%   11.30%    8.74%    6.77%      4.36%        5.32%

                                      At June 30,                  At December 31,
                          --------------------------------------  ------------------
                            1995      1996      1997      1998      1998      1999
                          --------  --------  --------  --------  --------  --------
Balance Sheet Data:
Total assets............  $239,827  $262,428  $291,323  $471,030  $475,871  $510,958
Loans receivable, net...   174,095   191,400   233,621   303,754   315,376   412,909
Loans held for sale.....     5,944     5,287     6,322     6,412     7,618       589
Deposits................   205,517   226,951   254,024   363,529   366,998   405,068
Federal Home Loan Bank
 advances...............       --        --        890       698       687     2,800
Other borrowings........     3,252       --        525     1,633        17         8
Stockholders' equity....    26,488    29,161    31,588    98,593   100,559    95,264
Book value per share....        NM        NM        NM  $   9.20  $   9.27  $   9.50
Equity to assets ratio..     11.04%    11.11%    10.84%    20.93%    21.13%    18.68%
Asset Quality Ratios:
Nonperforming loans to
 loans..................      0.12%     0.03%     0.06%     0.06%     0.12%     0.43%
Allowance for loan
 losses to loans........      1.14%     1.12%     1.28%     1.25%     1.21%     1.02%
Allowance for loan
 losses to nonperforming
 loans..................    973.83%  3398.23%  2133.01%  1019.90%   984.70%   236.27%
Nonperforming assets to
 total assets...........      0.09%     0.02%     0.05%     0.10%     0.08%     0.35%
Other Data:
Number of banking
 offices................         8        10        12        14        16        17
Number of full-time
 equivalent employees...       144       145       170       180       229       222

--------
(1) Dividend payout ratio is declared dividends per share divided by earnings per share. Cash dividends prior to the January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.
(2) Net interest margin is net interest income divided by average interest earning assets.
(3) The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income, excluding nonrecurring items. Heritage Bank paid a one-time assessment of $1.09 million to the Savings Association Insurance Fund in November 1996 (fiscal year 1997). This amount was excluded from the calculation of the efficiency ratio for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

  Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements and are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors which could affect our financial results are included in our filings with the Securities and Exchange Commission.

General

  In the fiscal year ended June 30, 1994, we began to implement a growth strategy to broaden our products and services from traditional thrift offerings to those more closely related to commercial banking. That strategy entails:

  .  geographic and product expansion

  .  loan portfolio diversification

  .  development of relationship banking

  .  maintenance of asset quality

  We incurred substantial expenses as we have carried out our growth strategy. Those expenses have been concentrated in

  .  personnel hired in anticipation of growth and expanded market share

  . maintaining the mortgage origination capacity during times of fluctuating mortgage origination volumes

  .  facilities expansion

  .  upgrading data processing capabilities

  These expenditures had a negative impact on our earnings in the fiscal year ended June 30, 1997, the fiscal year ended June 30, 1998 and for the six months ended December 31, 1998. Positive results from those expenditures emerged in the second half of 1999 as the efficiency ratio improved from 73.83% for 1998 to 68.27% for 1999.

  In the fiscal year ended June 30, 1998, our growth strategy was further bolstered by two significant events:

  .  the January 1998 stock offering and conversion

  .  our acquisition of North Pacific Bancorporation.

  Through the January 1998 stock offering, we raised $63.0 million in net new capital which has, and will continue to, enhance our ability to implement our growth strategy. Using $17.5 million of the net proceeds of the stock offering, we completed out first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary was North Pacific Bank. The acquisition of North Pacific Bank provided further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. While this acquisition had a significant impact on our growth and financial condition at June 30, 1998, North Pacific Bank's operations had a minimal impact on our earnings for the year ended June 30, 1998 due to the timing of the closing of the transaction on June 12, 1998. During the six months ended December 31, 1998, we integrated the operations of North Pacific Bank into Heritage Bank culminating in the merging of data processing systems effective November 20, 1998 and substantially upgrading North Pacific Bank's item processing capability to handle existing and projected future volumes. We invested $1.1 million in item processing hardware and software and facilities which became operational in December 1998.

  Consistent with our strategy, on March 5, 1999 we merged with Washington Independent Bancshares, Inc., whose wholly owned subsidiary was Central Valley Bank. In the merger, we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent common stock. This merger was accounted for as a pooling of interests and accordingly, our financial information reported herein has been restated to include the accounts and results of operations of Washington Independent for all periods presented.

Net Interest Income

  Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and by government policies.

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

  The following tables set forth, for the periods indicated statistics for us related to net interest income. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

                                          Year Ended December 31,
                            ----------------------------------------------------
                                      1998                       1999
                            -------------------------  -------------------------
                            Average  Interest          Average  Interest
                            Balance  Earned/  Average  Balance  Earned/  Average
                              (1)      Paid    Rate      (1)      Paid    Rate
                            -------- -------- -------  -------- -------- -------
                                          (Dollars in thousands)
Interest Earning Assets:
Loans.....................  $289,745 $27,703    9.56%  $361,116 $32,886    9.11%
Mortgage Backed
 Securities...............     3,934     340    8.64      2,773     227    8.19
Investment securities and
 FHLB stock...............    37,768   1,999    5.29     44,270   2,591    5.85
Interest earning
 deposits.................    60,374   3,330    5.52     18,745     820    4.37
                            -------- -------  ------   -------- -------  ------
Total interest earning
 assets...................   391,821 $33,372    8.52%   426,904 $36,524    8.56%
Noninterest earning
 assets...................    35,274                     44,637
                            -------- -------  ------   -------- -------  ------
 Total assets.............  $427,095                   $471,541
                            ======== =======  ======   ======== =======  ======
Interest Bearing
 Liabilities:
Certificates of deposit...  $166,818 $ 9,168    5.50%  $165,490 $ 8,271    5.00%
Savings accounts..........    53,264   1,836    3.45     68,484   2,279    3.33
Interest bearing demand
 and money market
 accounts.................    73,512   2,145    2.92     91,281   2,458    2.69
                            -------- -------  ------   -------- -------  ------
Total interest bearing
 deposits.................   293,594  13,149    4.48    325,255  13,008    4.00
FHLB advances.............       381      22    5.67      1,021      57    5.53
Other borrowed funds......       674      57    8.46         37       1    3.54
                            -------- -------  ------   -------- -------  ------
 Total interest bearing
  liabilities.............   294,649 $13,228    4.49%   326,313 $13,066    4.00%
Demand and other
 noninterest bearing
 deposits.................    28,932                     37,906
Other noninterest bearing
 liabilities..............     6,473                      6,712
                            -------- -------  ------   -------- -------  ------
Stockholders' equity......    97,041                    100,610
                            -------- -------  ------   -------- -------  ------
 Total liabilities and
  stockholders' equity....  $427,095                   $471,541
                            ======== =======  ======   ======== =======  ======
Net interest income.......           $20,144                    $23,458
Net interest spread.......                      4.03%                      4.55%
Net interest margin.......                      5.14%                      5.49%
Average interest earning
 assets to average
 interest bearing
 liabilities..............                    132.98%                    130.83%

--------
(1) Calculated using average daily balances

                                       Six Months Ended December 31,
                            ----------------------------------------------------
                                      1997                       1998
                            -------------------------  -------------------------
                            Average  Interest Average  Average  Interest Average
                            Balance  Earned/   Rate    Balance  Earned/   Rate
                              (1)      Paid     (2)      (1)      Paid     (2)
                            -------- -------- -------  -------- -------- -------
                                          (Dollars in thousands)
Interest Earning Assets:
Loans.....................  $243,745 $11,679    9.58%  $319,645 $15,329    9.59%
Mortgage Backed
 Securities...............     4,929     208    8.45      3,593     151    8.42
Investment securities and
 FHLB stock...............    16,335     486    5.94     46,178   1,186    5.14
Interest earning
 deposits.................    15,769     442    5.61     57,248   1,544    5.39
                            -------- -------  ------   -------- -------  ------
Total interest earning
 assets...................   280,778 $12,815    9.13%   426,664 $18,210    8.54%
Noninterest earning
 assets...................    26,419                     42,719
                            -------- -------  ------   -------- -------  ------
 Total assets.............  $307,197                   $469,383
                            ======== =======  ======   ======== =======  ======
Interest Bearing
 Liabilities:
Certificates of deposit...  $146,229 $ 4,088    5.59%  $177,956 $ 4,861    5.46%
Savings accounts..........    41,184     740    3.60     63,986   1,113    3.48
Interest bearing demand
 and money market
 accounts.................    60,877     972    3.19     82,746   1,165    2.82
                            -------- -------  ------   -------- -------  ------
 Total interest bearing
  deposits................   248,290   5,800    4.67    324,688   7,139    4.40
FHLB advances.............       243       7    6.22        693      22    6.24
Other borrowed funds......       563      24    8.54        891      32    7.16
                            -------- -------  ------   -------- -------  ------
 Total interest bearing
  liabilities.............   249,096 $ 5,832    4.68%   326,272 $ 7,193    4.41%
Demand and other
 noninterest bearing
 deposits.................    22,211                     36,540
Other noninterest bearing
 liabilities..............     4,355                      7,210
Stockholders' equity......    31,536                     99,361
                            -------- -------  ------   -------- -------  ------
 Total liabilities and
  stockholders' equity....  $307,197                   $469,383
                            ======== =======  ======   ======== =======  ======
Net interest income (2)...           $ 6,983                    $11,017
Net interest spread (2)...                      4.45%                      4.13%
Net interest margin (2)...                      4.97%                      5.16%
Average interest earning
 assets to average
 interest bearing
 liabilities..............                    112.72%                    130.77%

--------
(1) Calculated using average daily balances
(2) Annualized

                                            Year Ended June 30,
                            ----------------------------------------------------
                                      1997                       1998
                            -------------------------  -------------------------
                            Average  Interest          Average  Interest
                            Balance  Earned/  Average  Balance  Earned/  Average
                              (1)      Paid    Rate       (1)     Paid    Rate
                            -------- -------- -------  -------- -------- -------
                                           (Dollars in thousands)
Interest Earning Assets:
Loans.....................  $213,560 $20,200    9.46%  $251,816 $24,053    9.55%
Mortgage Backed
 Securities...............     5,598     464    8.29      4,603     397    8.63
Investment securities and
 FHLB stock...............    18,172   1,079    5.94     22,808   1,298    5.69
Interest earning
 deposits.................    13,631     717    5.26     39,634   2,229    5.62
                            -------- -------  ------   -------- -------  ------
Total interest earning
 assets...................   250,961 $22,460    8.95%   318,861 $27,977    8.77%
Noninterest earning
 assets...................    24,416                     27,690
                            --------                   --------
 Total assets.............  $275,377                   $346,551
                            ======== =======  ======   ======== =======  ======
Interest Bearing
 Liabilities:
Certificates of deposit...  $134,226 $ 7,437    5.54%  $150,970 $ 8,394    5.56%
Savings accounts..........    35,269   1,216    3.45     41,863   1,463    3.50
Interest bearing demand
 and money market
 accounts.................    53,850   1,703    3.16     62,577   1,953    3.12
                            -------- -------  ------   -------- -------  ------
 Total interest bearing
  deposits................   223,345  10,356    4.64    255,410  11,810    4.62
FHLB advances.............        27       1    4.99        156      10    6.09
Other borrowed funds......       662      60    9.05        572      47    8.25
                            -------- -------  ------   -------- -------  ------
 Total interest bearing
  liabilities.............   224,034 $10,417    4.65%   256,138 $11,867    4.63%
Demand and other
 noninterest bearing
 deposits.................    16,412                     22,759
Other noninterest bearing
 liabilities..............     5,195                      4,768
Stockholders' equity......    29,736                     62,886
                            -------- -------  ------   -------- -------  ------
 Total liabilities and
  stockholders' equity....  $275,377                   $346,551
                            ======== =======  ======   ======== =======  ======
Net interest income.......           $12,043                    $16,110
Net interest spread.......                      4.30%                      4.14%
Net interest margin.......                      4.80%                      5.05%
Average interest earning
 assets to average
 interest bearing
 liabilities..............                    112.02%                    124.49%

--------
(1) Calculated using average daily balances

  The following table sets forth the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to changes due to volume and the changes due to interest rates.

                                                       Year to Date Ended
                                                       December 31, 1998
                                                        Compared to 1999
                                                   Increase(Decrease) Due to
                                                   ----------------------------
                                                    Volume     Rate     Total
                                                   --------- --------  --------
Interest Earning Assets:
Loans............................................  $  6,824  $ (1,641) $  5,183
Mortgage backed securities.......................      (100)      (13)     (113)
Investment securities and FHLB stock.............       344       248       592
Interest earning deposits........................    (2,296)     (214)   (2,510)
                                                   --------  --------  --------
 Total interest income...........................     4,772    (1,620)    3,152
                                                   ========  ========  ========
Interest bearing liabilities:
Certificates of deposit..........................        73       824       897
Savings accounts.................................      (525)       82      (443)
Interest bearing demand and money market
 accounts........................................      (519)      206      (313)
                                                   --------  --------  --------
 Total interest bearing deposits.................      (971)    1,112       141
FHLB advances....................................       (36)        1       (35)
Other borrowings.................................        54         2        56
                                                   --------  --------  --------
 Total interest bearing liabilities..............  $   (953) $  1,115  $    162
                                                   ========  ========  ========
                                                        Six Months Ended
                                                       December 31, 1997
                                                        Compared to 1998
                                                   Increase(Decrease) Due to
                                                   ----------------------------
                                                    Volume     Rate     Total
                                                   --------- --------  --------
Interest Earning Assets:
Loans............................................     3,637        13     3,650
Mortgage backed securities.......................       (56)       (1)      (57)
Investment securities and FHLB stock.............       886      (186)      700
Interest earning deposits........................     1,164       (62)    1,102
                                                   --------  --------  --------
 Total interest income...........................     5,631      (236)    5,395
                                                   ========  ========  ========
Interest bearing liabilities:
Certificates of deposit..........................      (887)      113      (774)
Savings accounts.................................      (410)       37      (373)
Interest bearing demand and money market
 accounts........................................      (349)      157      (192)
                                                   --------  --------  --------
 Total interest bearing deposits.................    (1,646)      307    (1,339)
FHLB advances....................................       (14)      --        (14)
Other borrowings.................................       (14)        6        (8)
                                                   --------  --------  --------
 Total interest bearing liabilities..............    (1,674)      313    (1,361)
                                                   ========  ========  ========

                                                    Year Ended June 30, 1997
                                                        Compared to 1998
                                                   Increase(Decrease) Due to
                                                   ----------------------------
                                                    Volume     Rate     Total
                                                   ---------  ------- ---------
Interest Earning Assets:
Loans............................................  $   3,619  $  234  $   3,853
Mortgage backed securities.......................        (82)     15        (67)
Investment securities and FHLB stock.............        275     (56)       219
Interest earning deposits........................      1,368     144      1,512
                                                   ---------  ------  ---------
 Total interest income...........................  $   5,180  $  337  $   5,517
                                                   =========  ======  =========
Interest bearing liabilities:
Certificates of deposit..........................  $    (928) $  (29) $    (957)
Savings accounts.................................       (227)    (20)      (247)
Interest bearing demand deposits.................       (276)     26       (250)
                                                   ---------  ------  ---------
 Total interest on deposits......................     (1,431)    (23)    (1,454)
FHLB advances....................................         (7)     (2)        (9)
Other borrowed funds.............................          8       5         13
                                                   ---------  ------  ---------
 Total interest expense..........................  $  (1,430) $  (20) $  (1,450)
                                                   =========  ======  =========

Financial Condition

  Our total assets grew $35.1 million (7.4%) to $511.0 million at December 31, 1999 from $475.9 million at December 31, 1998. The asset growth corresponds with deposit growth of $38.1 million (10.4%) to $405.1 million at December 31, 1999 from $367.0 million at December 31, 1998. Total loans grew by $90.8 million (27.8%) to $417.7 million at December 31, 1999 from $327.0 million at December 31, 1998. $63.9 million (70.4%) of the loan growth was in commercial loans as they grew to $192.1 million at December 31, 1999 from $128.2 million at December 31, 1998, an increase of 49.9%.

  On April 26, 1999 our board of directors authorized the repurchase in the open market of 100,000 of our shares. This was accomplished in the second quarter for $0.8 million, or $8.56 per share. On October 22, 1999 we announced our intention to repurchase up to 10% of our outstanding common shares, or approximately 1.1 million shares. During the fourth quarter of 1999, we repurchased 821,050 shares, representing 7.5% of the 10.0% of stock intended to be repurchased for $7.0 million at an average price of $8.55 per share. Subsequent to year ending December 31, 1999, on February 18, 2000, we announced the repurchase of an additional 10%, or approximately 975,000 shares. The additional share repurchase will take place over the next 18 months.

Results of Operations for the Years Ended December 31, 1999 and 1998

  Net Income. Our net income was $5.4 million or $0.49 per diluted share for the year ended December 31, 1999 as compared to $4.9 million or $0.44 per diluted share for the same period last year. The 1998 amounts include merger related charges of $748,000 on a pre-tax basis. Excluding these charges, net income for the twelve months ended December 31, 1998 was $5.3 million or $0.48 per diluted share. These nonrecurring charges were related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998, and costs associated with the then pending acquisition of Washington Independent, which was completed March 5, 1999 and accounted for as a pooling of interests.

  Net Interest Income. Net interest income increased $3.3 million, or 16.4%, for the year ended December 31, 1999 compared with the same period last year, primarily as a result of the $71.4 million (24.6%) increase in the average balance of loans which was heavily concentrated in commercial loans. Average interest earning assets grew $35.1 million as average interest earning short term investments (primarily deposits) decreased by $41.6 million to fund loan growth.

  Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 1999 increased to 5.49% from 5.14% for the same period last year. The increase was the result of strong growth in commercial loans which have higher yields and a shift away from overnight funds repossessed from the $63 million in net proceeds from the January 1998 stock offering. Our net interest spread for the year ended December 31, 1999 has increased to 4.55% from 4.03% for the prior year as a result of the decrease in the average cost of funds to 4.00% for the year ended December 31, 1999 from 4.49% for the same period last year. This resulted from our efforts, particularly during 1998 at lowering the cost of deposits. Although retail deposit balances declined, it had its desired effect on our cost of funds.

  Provision for Loan Losses. During the year ended December 31, 1999,we provided $408,000 through operations to maintain our allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In the year ended December 31, 1999, we experienced net charge-offs of $101,000. While our loan portfolio, and in particular commercial loans, have grown substantially over the past three years, our asset quality has remained very solid as demonstrated by the nonperforming assets to total assets ratio of 0.35% at December 31, 1999. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our general allowance for loan losses allocated to our commercial loans over the past three years.

  We consider the allowance for loan losses at December 31, 1999 to be adequate to cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income decreased $1.1 million (21.8%) for the year ended December 31, 1999 compared with the prior year. The decline is attributable to the region wide reduction in the level of mortgage banking activity particularly for refinanced mortgages. Loan sale gains fell $1.5 million to $1.1 million for 1999 from $2.6 million in 1998, a decline of 58.5%. Total mortgage production of $78.2 million during the year ended December 31, 1999 was down from the prior year production of $132.2 million by $54.0 million (40.8%).

  Noninterest Expense. Total noninterest expense increased $1.3 million (7.5%) for the year ended 1999 compared to the 1998 period. 1998 included $748,000 in charges related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp terminated by mutual agreement in December 1998 and costs associated with the then pending acquisition of Washington Independent. Excluding these non recurring charges from 1998, noninterest expense increased $2.1 million (11.8%) primarily in the areas of salaries and benefits, occupancy, amortization of goodwill and other expenses related to the strengthening of our capabilities in commercial lending, plus a full year's impact of North Pacific Bank's operations which had impacted only the second half of 1998. Our efficiency ratio for 1999 was 68.27%, compared with 69.02% for the same twelve month period in 1998.

Results of Operations for the Six Month Periods Ended December 31, 1998 and
1997

  Net Income. Our net income before merger related charges was $2.7 million or $0.24 per diluted share for the six months ended December 31, 1998 as compared to $1.6 million or $0.15 per diluted share for the same period in 1997. Including merger related charges of $748,000 on a pre-tax basis, net income for the six months ended December 31, 1998 was $2.2 million or $0.20 per diluted share. These nonrecurring charges were related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998, and costs associated with the pending acquisition of Washington Independent, which was completed on March 5, 1999 and accounted for as a pooling of interests.

  Net Interest Income. Net interest income increased $4.0 million, or 57.7%, for the six months ended December 31, 1998 compared with the same period in 1997, primarily as a result of a $145.9 million increase in the average balance of interest earning assets. This growth in interest earning assets was attributable to

$68.9 million in interest earning assets acquired through North Pacific Bank in June 1998 and the interest earning assets funded by the $63 million in net proceeds raised in our January 1998 stock offering. Average loan balances increased $75.9 million, or 31.1%, which was concentrated in commercial loans.

  Net interest income as a percentage of average interest earning assets (net interest margin) annualized for the six months ended December 31, 1998 increased to 5.16% from 4.97% for the same period in 1997. The increase was the result of strong growth in commercial loans which have higher yields and a lower cost funding mix attributable to the $63 million in net proceeds from our January 1998 stock offering and the addition of lower cost deposits acquired with North Pacific Bank. The significant shift in our funding mix is demonstrated in our ratio of average interest earning assets to average interest bearing liabilities which increased to 130.77% for the six months ended December 31, 1998 from 112.72% for the same period in 1997. This ratio indicates that we are funding more of our earning asset growth with noninterest bearing funds (capital and noninterest bearing deposits). Our net interest spread annualized for the six months ended December 31, 1998 declined to 4.13% from 4.45% for the same period in 1997 as a result of the decrease in the average yield on earning assets to 8.54% for the six months ended December 31, 1998 from 9.13% for the same period last year. The increase in the average balances of investment securities and interest earning deposits at yields significantly below the average earning asset yield, as well as the decline in market interest rates, had the effect of decreasing the overall earning asset yield for the six months ended December 31, 1998.

  Provision for Loan Losses. During the six months ended December 31, 1998, We provided $202,000 through operations to maintain our allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In the six months ended December 31, 1998, we experienced net charge-offs of $174,000, most of which were related to loans originated and classified by North Pacific Bank prior to our acquisition of North Pacific Bank in June 1998. While our loan portfolio, and in particular commercial loans, have grown substantially from 1995 to 1998, our asset quality remained very solid as demonstrated by the nonperforming assets to total assets ratio of 0.08% at December 31, 1998. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we increased the portion of our general allowance for loan losses allocated to our commercial loans during those years.

  We considered the allowance for loan losses at December 31, 1998 to be adequate to cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income increased $903,000, or 45.2%, for the six months ended December 31, 1998 compared with the same period in 1997. This increase was primarily due to increases in gains on sales of loans, service charges on deposits and other income. Gains on sales of loans increased $195,000, or 17.7% for the 1998 period compared to the same period in 1997 due to the 27.2% increase in the volume of mortgage loans sold in the 1998 period. Service charges on deposits increased $228,000, or 52.7%, as a result of growth in business and personal checking accounts. Other income increased $446,000, or 157.0%, for the 1998 period due to $120,000 in fees from vehicle licensing activities (performed by a former subsidiary of North Pacific Bank) as well as increases in the volume of loan servicing fees and merchant card processing fees.

  Noninterest Expense. Total noninterest expense increased $3.8 million, or 58.1%, for the 1998 period compared to the 1997 period. This $3.8 million increase included $748,000 in merger related charges related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998 and costs associated with the then pending acquisition of Washington Independent. Excluding merger related charges, noninterest expense increased $3.2 million, or 50.5%, primarily in the areas of salaries and employee benefits, occupancy, amortization of goodwill and other noninterest expenses due to the impact of the acquisition and integration of the operations of North Pacific Bank. Total noninterest expense (adjusted for the nonrecurring merger related charges) was 69.5% of total revenue (the sum of net interest income and noninterest income) for the six months ended December 31, 1998 as compared to 72.9% for the six months ended December 31, 1997.

Results of Operations for the Years Ended June 30, 1998 and 1997

  Net Income. Our earnings increased to $4.3 million, or $0.40 per diluted share, for the year ended June 30, 1998, compared with $2.6 million, or $0.24 per diluted share, for the same period in 1997, an increase of 63.9%. The increase in net income was primarily attributable to a $67.9 million increase in the average balance of earning assets and a widening of the net interest margin. The majority of the increase in earning assets and the widening of the net interest margin was the result of the large influx of equity capital ($63 million) from our January 1998 stock offering.

  Net Interest Income. Net interest income increased $4.1 million, or 33.7% in 1998 compared to 1997, primarily as a result of a $67.9 million increase in the average balance of interest earning assets. This growth in interest earning assets was funded by the $63.0 million in net proceeds raised in our January 1998 stock offering. Average loan balances increased $38.3 million, or 17.9%, which was concentrated in commercial loans with higher yields.

  Net interest income as a percentage of average interest earning assets (net interest margin) for 1998 increased to 5.05% from 4.80% in 1997. The increase was primarily attributable to growth in earning assets combined with a significant shift in our funding mix due to the funds raised in our stock offering. This is demonstrated by the increase in our ratio of average interest earning assets to average interest bearing liabilities to 124.49% for 1998 from 112.02% for 1997 which indicates that we are funding more of our earning asset growth with non-interest bearing funds (capital and noninterest bearing deposits). Our net interest spread for 1998 declined to 4.14% from 4.30% for 1997 as a result of the decrease in the average yield on earning assets to 8.77% for 1998 from 8.95% for 1997. Although the average yield on loans increased to 9.55% for 1998 from 9.46% for 1997 due primarily to the growth in commercial loans with higher yields, the increase in the average balances of investment securities and interest earning deposits at yields significantly below the average earning asset yield had the effect of decreasing the overall earning asset yield for 1998.

  Provision for Loan Losses. During 1998, we provided $149,000 through operations to maintain our allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In 1997, we recorded a $1.2 million recovery on a multifamily mortgage loan which had been partially charged off in a prior year. In reviewing the adequacy of our allowance for loan losses as of June 30, 1997, we determined that the allowance balance was more than adequate to cover any potential losses in our loan portfolio and therefore reduced the allowance balance through a $265,000 negative provision for loan losses.

  We considered the allowance for loan losses at June 30, 1998 to be adequate to cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income increased $513,000, or 13.7%, for 1998 compared with 1997 primarily due to the $400,000, or 19.9%, increase in gains on sales of loans for 1998. The increase in gains on sales of loans was attributable to the 17.1% increase in the volume of mortgages sold ($101.9 million for 1998 compared to $87.0 million for 1997) and the 14.0% increase in residential mortgage loan originations for 1998 compared to 1997.

  Commissions on sales of annuities and securities decreased $69,000, or 31.4%, as a result of lower sales volume due to staff turnover. Service charges on deposits increased $157,000, or 19.8%, due to growth in personal and business checking accounts. Other income increased $27,000, or 5.2%, for 1998 due to increases in the volume of fees related to merchant credit card processing and customer check ordering activity.

  Noninterest Expense. Total noninterest expense decreased $244,000, or 0.2%, in 1998 compared with 1997. Excluding the $1.1 million special SAIF assessment in 1997, noninterest expense in 1998 increased $1.3 million, or 10.9%, compared with adjusted 1997 expense levels. The increase in noninterest expenses during 1998 were concentrated in data processing and marketing expenses and represent a continuation of our implementation of our growth strategy, specifically, geographical and product expansion, development of relationship banking and loan portfolio diversification. We have developed business checking accounts and commercial lending products and services for businesses and their owners; introduced credit and debit cards; installed an automated response system for customer account inquiries and developed products to assist realtors and potential borrowers to obtain information about loan programs. Total noninterest expense was 66.70% of total revenue (the sum of net interest income and noninterest income) for the year ended June 30, 1998 as compared to 76.89% (adjusted for the nonrecurring SAIF assessment) for 1997.

  Salaries and employee benefits increased $695,000, or 10.2%, for 1998 as a result of increases in mortgage commissions, salaries and benefits related to North Pacific Bank employees for June 1998 and increases in payroll taxes, health insurance and other employee benefits. Mortgage commissions increased $146,000, or 21.3%, due to the increased volume of residential mortgage loans originated and the increased proportion of that volume produced by commissioned loan officers. The increases in data processing, marketing and other expenses were due to our implementation of our growth strategy as described in the paragraph above.

Liquidity and Capital Resources

  Our primary sources of funds are deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

  We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At December 31, 1999 cash and cash equivalents totaled $20.6 million, or 4.0% of total assets. At December 31, 1999, Heritage Bank maintained a credit facility with the FHLB of Seattle for $89.2 million (of which only $2.8 million was outstanding at that date).

  To fund growth in 1999, our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, non interest bearing demand deposits from our commercial customers and public funds from the State of Washington. Total deposits increased $38.1 million, or 10.4%, to $405.1 million at December 31, 1999 from $367.0 million at December 31, 1998. The largest increase in deposits occurred in public funds which grew $49.3 million. In the month of December we increased our public deposit totals to give us additional short term funds to provide for exigencies over the Y2K year end. Year to year non-interest bearing demand deposits grew by $4.0 million while all other deposits declined by $15.2 million. The decline in all other deposits occurred primarily in retail time certificates of deposit which management made a conscious decision in the first half of year to price less aggressively expecting to incur runoff. We anticipate that we will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities. Loan growth was also funded in 1999 through a reduction in cash (cash on hand and in banks, interest earning overnight deposits, and federal funds sold) of $50.3 million or 70.9% to $20.6 million at December 31, 1999 from $70.6 million at December 31, 1998.

  We and our banks are subject to various regulatory capital requirements. As of December 31, 1999, we and our banks were classified as "well capitalized" institutions under the criteria established by the FDIC Act. As of June 30, 1997 , 1998, and December 31, 1998 Heritage Bank was also classified as a "well capitalized" institution.

Asset/Liability Management

  Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: the sale of most long term, fixed rate, one- to four-family residential mortgage loan originations; the origination of commercial loans and residential construction loans at variable interest rates for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer term objective is to increase the proportion of noninterest bearing demand deposits, interest bearing demand deposits and money market accounts and savings deposits relative to certificates of deposit thereby reducing interest sensitivity and risk

  Our asset and liability management strategies have resulted in a modest positive "gap" of 1.83% for the 0-3 month period and an equally modest negative one year "gap" of (1.66)% as of December 31, 1999. These "gaps" measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (0-3 months and one year) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. The acquisition of North Pacific Bank accelerated our progress toward our objective of achieving balance by adding more variable rate commercial loans to our loan portfolio and reducing the percentage of certificates of deposit to total deposits from 60.4% as of June 30, 1997 to 47.9% as of December 31, 1998 with a small increase to 49.2% as of December 31, 1999. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The continuing positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results in the near term.

  The following table sets forth the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 1999 based upon estimates of expected mortgage prepayment rates and deposit decay rates consistent with national trends. We have adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the zero to three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data, and because certain assumptions have been utilized in presenting this data, the amounts may not be consistent with financial information appearing elsewhere in this document that have been prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

                                 Estimated Maturity or Repricing Within
                          ----------------------------------------------------------
                            0-3       4-12       1-5      5-10    More than
                           months    months     years     years   10 years   Total
                          --------  --------   --------  -------  --------- --------
                                         (Dollars in thousands)
Interest Earnings
 Assets:
Loans...................  $147,213  $ 83,644   $ 98,626  $64,884   $23,392  $417,759
Investment securities...       582     3,300     34,135    2,606     2,420    43,043
FHLB stock..............     2,218       --         --       --        --      2,218
Fed funds sold..........     2,100       --         --       --        --      2,100
Interest earning
 deposits...............         3       --         --       --        --          3
                          --------  --------   --------  -------   -------  --------
Total interest earning
 assets.................  $152,116  $ 86,944   $132,761  $67,490   $25,812   465,123
Noninterest earning
 assets.................                                                      45,835
                          --------  --------   --------  -------   -------  --------
 Total assets...........                                                    $510,958
                          ========  ========   ========  =======   =======  ========
Interest Bearing
 Liabilities:
Total interest bearing
 deposits...............   140,805   103,197    114,952      --        --    358,954
FHLB advances and other
 borrowings.............     2,800       --           7      --        --      2,807
                          --------  --------   --------  -------   -------  --------
Total interest bearing
 liabilities............  $143,605  $103,197   $114,959  $   --    $   --   $361,761
Noninterest bearing
 liabilities and equity                                                      149,197
                          --------  --------   --------  -------   -------  --------
 Total liabilities and
  equity................                                                    $510,958
                          ========  ========   ========  =======   =======  ========
Rate sensitivity gap....  $  8,511  $(16,253)  $ 17,802  $67,490   $25,812  $103,362
Cumulative rate
 sensitivity gap:
Amount..................     8,511    (7,742)    10,060   77,550   103,362
As a percentage of
 interest earning
 assets.................      1.83%    (1.66)%     2.16%   16.67%    22.22%
                          ========  ========   ========  =======   =======  ========

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on some types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, some assets, such as adjustable rate mortgages, have features which restrict changes in the interest rates of those assets both on a short term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of a substantial increase in market interest rates.

Year 2000 Issues

  We utilize various computer software programs to provide banking products and services to our customers. Many existing computer programs used only two digits to identify a year in the date field and were not designed to consider the impact of the change in the century. If not corrected, many computer applications could have failed or created erroneous results on or at the Year 2000. The Year 2000 issue affected virtually all companies and organizations.

  We spent approximately $315,000 analyzing, testing, upgrading systems, and planning for possible contingencies to assure our customers, stockholders, and the general public that we would be able to facilitate the delivery of our financial services. As a result of these efforts, we experienced no events, major or otherwise, related to the programming problem.

Impact of Inflation and Changing Prices

  The primary impact of inflation on our operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Recent Financial Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. We do not expect that application of this statement will have a material effect on our results of operations or the financial position.

  In October 1998, the FASB issued SFAS No. 134 (which amended Statement No.
65), "Accounting for Certain Mortgage Banking Activities." This statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans and was adopted by us on January 1, 1999. The adoption of SFAS No. 134 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see "Asset/Liability Management."

  Neither we nor our banks maintain a trading account for any class of financial instrument, nor do we or they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we nor our banks are subject to foreign currency exchange rate risk or commodity price risk.

  The table below provides information as of December 31, 1999 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit decay or early withdrawal rates.

                                          By Expected Maturity Date
                         ----------------------------------------------------------------
                                           Year Ended December 31,
                         ----------------------------------------------------------------
                                                      2003-    After               Fair
                           2000     2001     2002     2004      2005     Total    Value
                         --------  -------  -------  -------  --------  -------- --------
                                           (Dollars in thousands)
Investment Securities
 Amounts maturing:
  Fixed rate............ $  3,284  $16,497  $10,710  $ 5,800  $  6,217  $ 42,508
  Weighted average
   interest rate........     6.03%    5.44%    5.74%    6.22%     7.31%
  Adjustable Rate.......       35      --       --       --        --         35
  Weighted average
   interest rate........     7.50%     --       --       --        --
                         --------  -------  -------  -------  --------  -------- --------
    Totals..............    3,319   16,497   10,710    5,800     6,217  $ 42,543 $ 42,597
Loans
Amounts maturing:
  Fixed rate............ $ 27,605  $ 6,943  $ 4,527  $21,386  $133,955  $194,416
  Weighted average
   interest rate........     9.17%    9.20%    8.89%    8.78%     8.10%
  Adjustable rate.......  113,427   12,058   13,444   65,764    18,652   223,345
  Weighted average
   interest rate........     9.23%    8.98%    8.62%    8.21%     8.03%
                         --------  -------  -------  -------  --------  -------- --------
    Totals.............. $141,032  $19,001  $17,971  $87,150  $152,607  $417,761 $417,313
Certificates of Deposit
Amounts maturing:
  Fixed rate............ $184,892  $12,984  $   703  $ 1,818  $    --   $200,397 $199,719
  Weighted average
   interest rate........     5.25%    5.42%    4.53%    4.86%      --
FHLB Advances
Amounts maturing:
  Fixed rate............ $  2,800  $   --   $   --   $   --   $    --   $  2,800 $  2,800
  Weighted average
   interest rate........     5.70%     --       --       --        --
Other Borrowings
  Amounts maturing:
  Fixed rate............ $      7  $   --   $   --       --        --   $      7 $      7
  Weighted average
   interest rate........     0.00%     --       --       --        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" of the Company's definitive Proxy Statement dated March 22, 1999 (the "Proxy Statement") for the annual meeting of shareholders to be held May 1, 2000.

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

    (3) Exhibits

 Exhibit
   No.
 -------
  3.1    Articles of Incorporation (1)
  3.2    Bylaws of the Company (1)
 10.1    1998 Stock Option and Restricted Stock Award Plan (2)
         Employment Agreement between the Company and Donald V. Rhodes,
 10.2    effective October 1, 1997. (1)
         Severance Agreement between the Company and Brian L. Vance, effective
 10.3    October 1, 1997. (1)
         Severance Agreement between the Company and John D. Parry, effective
 10.4    October 1, 1997(1)
 10.5    Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997. (1)
 10.6    1997 Stock Option and Restricted Stock Award Plan (3)
 21.0    Subsidiaries of the Company
 23.0    Consent of KPMG LLP
 24.0    Power of Attorney dated February 17, 2000
 27.0    1999 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

    (b) Reports on Form 8-K. The Company filed two reports on Form 8-K between October 1, 1999 and December 31, 1999 as follows:

        (1) October 22, 1999 Form 8-K announcing that the board of Heritage Financial Corporation authorized the repurchase of 10% of its outstanding stock.

        (2) December 15, 1999 Form 8-K announcing that the board of Heritage Financial Corporation elected Peter Fluetsch to the board effective December 16, 1999.

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

                                          HERITAGE FINANCIAL CORPORATION

                                          Principal Executive Officer:

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                          Executive Officer

                                          Principal Financial Officer:

                                          /s/ Edward D. Cameron
                                          -------------------------------------
                                          Edward D. Cameron
                                          Vice President and Treasurer
Dated: March 14, 2000

  Donald V. Rhodes, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 14, 2000, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

           Lynn M. Brunton                                   John A. Clees
           Daryl D. Jensen                                   H. Edward Odegard
           James P. Senna                                    Peter Fluetsch
           Philip S. Weigand                                 Melvin R. Lewis

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Attorney-in-fact
                                          March 14, 2000

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1997, 1998, December 31, 1998, and 1999

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2
Consolidated Statements of Financial Condition--December 31, 1998 and
 December 31, 1999....................................................... F-3
Consolidated Statements of Income--for the years ended June 30, 1997 and
 1998 and for the six month periods ended December 31, 1997 (unaudited)
 and 1998, and the years ended December 31, 1998 (unaudited) and 1999.... F-4
Consolidated Statements of Stockholders' Equity and Comprehensive
 Income--Years ended June 30, 1997 and 1998, for the six months ended
 December 31, 1998, and the year ended December 31, 1999................. F-5
Consolidated Statements of Cash Flows--Years ended June 30, 1997 and
 1998, for the six month periods ended December 31, 1997 (unaudited) and
 1998, and the years ended December 31, 1998 (unaudited) and 1999........ F-6
Notes to Consolidated Financial Statements............................... F-7

                         Independent Auditors' Report

The Board of Directors
Heritage Financial Corporation:

  We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 1998, for the six-month period ended December 31, 1998 and for the year ended December 31, 1999.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1998, for the six-month period ended December 31, 1998 and for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Seattle, Washington
February 4, 2000

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1999
                             (Dollars in thousands)

                                                               December 31
                                                            ------------------
                                                              1998      1999
                                                            ---------  -------
                          ASSETS
                          ------
Cash on hand and in banks.................................. $  13,793   17,596
Interest earning deposits..................................    36,355      949
Federal funds sold.........................................    20,800    2,100
Investment securities available for sale...................    31,699   36,378
Investment securities held to maturity.....................    15,897    6,165
Loans held for sale........................................     7,618      589
Loans receivable...........................................   319,333  417,173
Less: Allowance for loan losses............................    (3,957)  (4,264)
                                                            ---------  -------
  Loans, net...............................................   315,376  412,909
Premises and equipment, at cost, net.......................    18,122   18,874
Federal Home Loan Bank stock, at cost......................     2,062    2,218
Accrued interest receivable................................     2,735    2,938
Prepaid expenses and other assets..........................     3,042    2,447
Goodwill...................................................     8,372    7,795
                                                            ---------  -------
                                                            $ 475,871  510,958
                                                            =========  =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Deposits................................................... $ 366,998  405,068
Advances from Federal Home Loan Bank.......................       687    2,800
Other borrowings...........................................        17        8
Advance payments by borrowers for taxes and insurance......       476      375
Accrued expenses and other liabilities.....................     5,982    6,584
Deferred Federal income taxes..............................     1,152      859
                                                            ---------  -------
                                                              375,312  415,694
                                                            ---------  -------
Stockholders' equity:
  Common stock, no par, 15,000,000 shares authorized;
   10,844,916 and 10,025,407 shares outstanding at December
   31, 1998 and December 31, 1999, respectively............    77,476   69,837
  Unearned compensation--ESOP and Other....................    (1,242)  (1,154)
  Retained earnings, substantially restricted..............    24,199   26,926
  Accumulated other comprehensive income, net..............       126     (345)
                                                            ---------  -------
    Total stockholders' equity.............................   100,559   95,264
                                                            ---------  -------
                                                            $ 475,871  510,958
                                                            =========  =======

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                Year Ended           Six Months Ended         Year ended
                                 June 30,              December 31,          December 31,
                          ----------------------- ---------------------- ----------------------
                             1997         1998       1997        1998       1998        1999
                          -----------  ---------- ----------- ---------- ----------  ----------
                                                  (unaudited)            (unaudited)
Interest income:
  Loans.................  $    20,200      24,053     11,679      15,329     27,703      32,886
  Mortgage backed
   securities...........          464         397        208         151        340         227
  Investment securities
   and Federal Home Loan
   Bank dividends.......        1,079       1,298        486       1,186      1,999       2,591
  Interest on federal
   funds sold and
   overnight deposits...          717       2,229        442       1,544      3,330         820
                          -----------  ---------- ----------  ---------- ----------  ----------
    Total interest
     income.............       22,460      27,977     12,815      18,210     33,372      36,524
                          -----------  ---------- ----------  ---------- ----------  ----------
Interest expense:
  Deposits..............       10,356      11,810      5,800       7,139     13,149      13,008
  Other borrowings......           61          57         32          54         79          58
                          -----------  ---------- ----------  ---------- ----------  ----------
    Total interest
     expense............       10,417      11,867      5,832       7,193     13,228      13,066
                          -----------  ---------- ----------  ---------- ----------  ----------
      Net interest
       income...........       12,043      16,110      6,983      11,017     20,144      23,458
Provision for loan
 losses.................         (265)        149         71         202        280         408
                          -----------  ---------- ----------  ---------- ----------  ----------
      Net interest
       income after
       provision for
       loan losses......       12,308      15,961      6,912      10,815     19,864      23,050
                          -----------  ---------- ----------  ---------- ----------  ----------
Noninterest income:
  Gains on sales of
   loans, net...........        2,006       2,406      1,102       1,297      2,601       1,079
  Commissions on sales
   of annuities and
   securities...........          220         151         75         101        178         184
  Services charges on
   deposits.............          790         947        433         661      1,175       1,378
  Rental income.........          210         208        104         112        215         205
  Other income..........          522         549        284         730        996       1,192
                          -----------  ---------- ----------  ---------- ----------  ----------
    Total noninterest
     income.............        3,748       4,261      1,998       2,901      5,165       4,038
                          -----------  ---------- ----------  ---------- ----------  ----------
Noninterest expense:
  Salaries and employee
   benefits.............        6,782       7,477      3,677       5,172      8,972       9,616
  Building occupancy....        2,090       2,199      1,077       1,502      2,624       2,870
  FDIC premiums and
   special assessment...        1,266         141         67          73        147         155
  Data processing.......          724         907        425         683      1,165       1,226
  Marketing.............          306         431        208         298        522         450
  Office supplies and
   printing.............          286         312        152         209        370         473
  Goodwill
   amortization.........           --          12         12         288        288         577
  Other.................        1,993       2,211        880       2,050      3,380       3,406
                          -----------  ---------- ----------  ---------- ----------  ----------
    Total noninterest
     expense............       13,445      13,690      6,498      10,275     17,468      18,773
                          -----------  ---------- ----------  ---------- ----------  ----------
      Income before
       Federal income
       tax expense
       (benefit)........        2,610       6,532      2,412       3,441      7,561       8,315
Federal income tax
 expense (benefit)......           12       2,273        842       1,275      2,706       2,958
                          -----------  ---------- ----------  ---------- ----------  ----------
      Net income........  $     2,598       4,259      1,570       2,166      4,855       5,357
                          ===========  ========== ==========  ========== ==========  ==========
Basic earnings per
 common share...........  $      0.25        0.41       0.15        0.20       0.46        0.50
Basic weighted average
 shares.................   10,226,392  10,394,415 10,235,550  10,553,279 10,663,238  10,763,066
Diluted earnings per
 common share...........  $      0.24        0.40       0.15        0.20       0.44        0.49
Diluted weighted average
 shares.................   10,742,807  10,669,706 10,253,887  11,029,598 11,059,915  10,935,397

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (Dollars and shares in thousands)

                                                                                Unrealized
                                                                                 gain on    Total
                          Number of          Additional    Unearned             securities  stock-
                           common   Common    paid-in   compensation-- Retained available  holders'
                           shares    stock    capital   ESOP and Other earnings  for sale   equity
                          --------- -------  ---------- -------------- -------- ---------- --------
Balance at June 30,
 1996...................    2,723   $ 8,007     4,068          --       17,046       41     29,162
Exercise of stock op-
 tions..................        4         4        35          --          --       --          39
Repurchased shares......      --         (5)      --           --          --       --          (5)
Net income..............      --        --        --           --        2,598      --       2,598
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................      --        --        --           --          --        23         23
Cash dividend declared..      --        --        --           --         (228)     --        (228)
                           ------   -------    ------       ------      ------     ----    -------
Balance at June 30,
 1997...................    2,727   $ 8,006     4,103          --       19,416       64     31,589
Offering proceeds.......    6,480    64,352       --        (1,322)        --       --      63,030
Earned ESOP shares......        4        17       --            36         --       --          53
Conversion transaction..    1,329     4,223    (4,103)         --          --       --         120
Exercise of stock op-
 tions..................       61       141       --           --          --       --         141
Restricted stock award..        3        43       --           (43)        --       --         --
Net increase in
 unrealized gain on
 securities available
 for sale, net
 of taxes...............      --        --        --           --          --        29         29
Net income..............      --        --        --           --        4,259      --       4,259
Cash dividend declared..      --        --        --           --         (733)     --        (733)
                           ------   -------    ------       ------      ------     ----    -------
Balance at June 30,
 1998...................   10,604    76,782       --        (1,329)     22,942       93     98,488
Earned ESOP shares......        4        11       --            44         --       --          55
Exercise of stock op-
 tions..................      240       726       --           --           11      --         737
Restricted stock award..       (3)      (43)      --            43         --       --         --
Net income..............      --        --        --           --        2,166      --       2,166
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................      --        --        --           --          --        33         33
Cash dividend declared..      --        --        --           --         (920)     --        (920)
                           ------   -------    ------       ------      ------     ----    -------
Balance at December 31,
 1998...................   10,845    77,476       --        (1,242)     24,199      126    100,559
Earned ESOP shares......        9       (13)      --            88         --       --          75
Exercise of stock op-
 tions..................       92       252       --           --           19      --         271
Stock repurchased.......     (921)   (7,878)      --           --          --       --      (7,878)
Net income..............      --        --        --           --        5,357      --       5,357
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................      --        --        --           --          --      (471)      (471)
Cash dividend declared..      --        --        --           --       (2,649)     --      (2,649)
                           ------   -------    ------       ------      ------     ----    -------
Balance at December 31,
 1999...................   10,025   $69,837       --        (1,154)     26,926     (345)    95,264
                           ======   =======    ======       ======      ======     ====    =======

                              Year ended   Six months ended     Year ended
                               June 30,      December 31,      December 31,
                             ------------ ------------------ -----------------
   Comprehensive Income       1997  1998     1997      1998     1998     1999
   --------------------      ------ ----- ----------- ------ ----------  -----
                                          (unaudited)        (unaudited)
Net income.................  $2,598 4,259    1,570    $2,166   4,855     5,357
Increase in unrealized gain
 on securities available
 for sale, net of tax of
 $12, 15, 24, 17,19, and
 (243).....................      23    29       47        33      37      (471)
                             ------ -----    -----    ------   -----     -----
Comprehensive income.......  $2,621 4,288    1,617     2,199   4,892     4,886
                             ====== =====    =====    ======   =====     =====

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                           Year Ended       Six Months Ended        Year Ended
                            June 30,          December 31,         December 31,
                         ----------------  -------------------  -------------------
                          1997     1998       1997      1998       1998      1999
                         -------  -------  ----------- -------  ----------  -------
                                           (unaudited)          (unaudited)
Cash flows from
 operating activities:
 Net income............  $ 2,598    4,259     1,570      2,166     4,855      5,357
 Adjustments to
  reconcile net income
  to net cash
  provided by operating
  activities, net of
  effect of
  acquisition:
  Depreciation and
   amortization........    1,167    1,195       595        790     1,196      2,267
  Deferred loan fees,
   net of
   amortization........       11     (149)      (38)      (124)     (234)      (193)
  Provision for loan
   losses..............     (265)     149        71        202       280        408
  Net decrease
   (increase) in loans
   held for sale.......   (1,036)     (89)    1,280     (1,206)   (2,575)     7,029
  Deferred Federal
   income tax expense
   (benefit)...........     (515)      (3)      (43)      (144)     (121)       (53)
  Federal Home Loan
   Bank stock
   dividends...........     (111)    (130)      (62)       (78)     (147)      (156)
  Recognition of
   compensation related
   to ESOP.............      --       --        --          55        26         75
  Net change in accrued
   interest receivable,
   prepaid expenses and
   other assets, and
   accrued expenses and
   other liabilities...     (229)   2,577    (1,209)       460     1,182        444
                         -------  -------    ------    -------   -------    -------
   Net cash provided by
    operating
    activities.........    1,620    7,809     2,164      2,121     4,462     15,178
                         -------  -------    ------    -------   -------    -------
Cash flows from
 investing activities,
 net of effect of
 acquisition:
 Loans originated, net
  of principal payments
  and loan sales.......  (41,967) (21,513)   (8,610)   (12,417)  (25,409)   (97,747)
 Proceeds from the sale
  of real estate
  owned................       75      --        --         --        --         --
 Maturities of
  investment securities
  available for sale...      --       512       --       4,069     6,465      8,860
 Maturities of
  investment securities
  held to maturity.....   11,485   10,881     4,752     19,351    25,289     10,005
 Purchase of investment
  securities held to
  maturity.............   (5,910) (21,147)   (1,950)    (1,301)  (20,311)      (265)
 Purchase of investment
  securities available
  for sale.............      --    (3,830)     (500)   (23,073)  (28,281)   (14,258)
 Purchase of premises
  and equipment........   (2,125)    (712)     (193)      (807)   (1,142)    (2,441)
 Cash acquired, net of
  cash paid for
  acquisition..........      --    10,573       --         --     10,573        --
                         -------  -------    ------    -------   -------    -------
  Net cash used in
   investing
   activities..........  (38,442) (25,236)   (6,501)   (14,178)  (32,816)   (95,846)
                         -------  -------    ------    -------   -------    -------
Cash flows from
 financing activities,
 net of effect of
 acquisition:
 Net increase
  (decrease) in
  deposits.............   27,072   27,215    19,234      3,576   (60,950)    37,964
 Net increase
  (decrease) in FHLB
  advances.............      890     (192)     (890)       (11)      687      2,113
 Net increase
  (decrease) in other
  borrowed funds.......      525     (537)      (74)    (1,340)   (1,814)        (9)
 Net increase
  (decrease) in advance
  payments by borrowers
  for taxes and
  insurance............      (61)     --        --          57         2       (101)
 Cash dividends paid...     (228)    (342)      --        (831)   (1,173)    (2,438)
 Issuance of restricted
  stock award and
  exercise of stock
  options..............       39      141        34        726       834        271
 Proceeds received and
  held for stock
  conversion...........      --       --     72,506        --
 HFC Stock
  repurchased..........       (5)                                            (7,435)
 Net proceeds from
  stock offering.......      --    63,030       --         --     63,030
                         -------  -------    ------    -------   -------    -------
  Net cash provided by
   (used in) financing
   activities..........   28,232   89,315    90,810      2,177       616     30,365
                         -------  -------    ------    -------   -------    -------
  Net increase
   (decrease) in cash
   and cash
   equivalents.........   (8,590)  71,888    86,473     (9,880)  (27,738)   (50,303)
Cash and cash
 equivalents at
 beginning of year.....   20,803   12,213    12,213     80,828    98,686     70,948
                         -------  -------    ------    -------   -------    -------
Cash and cash
 equivalents at end of
 year..................  $12,213   84,101    98,686     70,948    70,948     20,645
                         =======  =======    ======    =======   =======    =======
Supplemental
 disclosures of cash
 flow information:
 Cash payments for:
 Interest expense......  $10,257   11,926     5,821      7,208    13,086     12,631
 Federal income taxes..      841    1,886       621      1,640     2,905      2,883
Supplemental disclosure
 of noncash investing
 activities:
 Mortgage loans
  transferred to real
  estate owned.........      --        82       --         (82)      --         --

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

  The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries:
Heritage Bank, and Central Valley Bank. Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund
(BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its four branch offices located in Yakima County. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank which was merged into Heritage Bank effective November 20, 1998.

  The Company's business consists primarily of focusing on lending and deposit relationships with small businesses including agribusiness and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. The Company also makes residential construction loans, income property loans and consumer loans.

 (b) Basis of Presentation

  The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

  Effective March 5, 1999, the company acquired all of the outstanding common stock of Washington Independent Bancshares, Inc., (whose wholly owned subsidiary is Central Valley Bank, N.A., Toppenish, Washington) in exchange for 1,058,009 shares of Heritage common stock. This transaction was accounted for as a pooling of interest and, accordingly, the Company's financial information reported herein has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc., for all periods presented. The financial statements shown herein prior to the January 8, 1998 stock conversion exclude the Company and are for Heritage Bank and Washington Independent Bancshares, Inc. only as the Company did not engage in any material transactions until after January 8, 1998. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  On October 28, 1998, the Company's Board of Directors voted to change the Company's fiscal year ending June 30 to a calendar year beginning January 1st and ending December 31st.

 (c) Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest bearing deposits, and fed funds sold.

 (d) Investment Securities

  Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

  Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the straight line method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component (Accumulated other comprehensive income) of stockholders' equity until realized. Realized gains and losses on sale are computed on the specific identification method.

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

 (g) Allowance for Loan Losses

  A valuation allowance for loans is based on management's estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers' ability to repay, economic and market trends and conditions, holding costs and absorption periods. In the opinion of management, the present allowance is adequate to absorb reasonably foreseeable loan losses at December 31, 1999.

  While management uses available information to recognize losses on these loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 (h) Impaired Loans

  The accrual of interest on loans is discontinued and the loan is considered impaired when, in the opinion of management, the collectibility of principal or interest is in doubt or generally when the loans are contractually past due 90 days or more with respect to principal or interest. When accrual of interest is discontinued on a loan, the interest accrued but not collected is charged against operations. Thereafter, payments received are generally applied to principal. However, based on management's assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Impaired loans and other nonaccrual loans are returned to an accrual status when management determines that the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

 (i) Mortgage Banking Operations

  Heritage Bank sells mortgage loans primarily on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale.

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

 (k) Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements, is 30 to 40 years; and for furniture, fixtures and equipment, 3 to 10 years.

 (l) Goodwill

  Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and is being amortized on a straight line basis over 15 years. The Company will periodically evaluate goodwill for impairment.

 (m) Federal Income Taxes

  Deferred taxes result from the timing differences in the recognition of certain income and expense amounts between the Company's financial statements and its tax returns. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As tax laws change or rates enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


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

 (o) Recent Financial Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. Management does not expect that application of this statement will have a material effect on the results of operations or the financial position of the Corporations.

  In October 1998, the FASB issued SFAS No. 134 (which amended SFAS No. 65), "Accounting for Certain Mortgage Banking Activities." This statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans and was adopted by the Company on January 1, 1999. The adoption of SFAS No. 134 did not have a material impact on its financial position or results of operations.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(2) Business Combinations

 a. North Pacific Bank

  The Company completed the acquisition of North Pacific Bank effective June 12, 1998. The Company paid the former stockholder of North Pacific Bancorporation $17.5 million in cash for the common stock of North Pacific Bancorporation. This acquisition was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of North Pacific Bank have been recorded on the books of the Company at their respective fair values at the date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $8.6 million. Accumulated amortization of goodwill amounted to $288 and $865 as of December 31, 1998 and December 31, 1999, respectively. The following are the fair values of assets acquired and liabilities assumed as of the June 12, 1998 acquisition date:

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
                                                                        -------
     Total liabilities................................................. $84,997
                                                                        =======

  The financial statements for the year ended June 30, 1998 include the operations of North Pacific Bank from June 12, 1998 to June 30, 1998. Effective November 20, 1998, the operations of North Pacific Bank were merged with Heritage Bank. The following information presents the actual results of operations for the year ended June 30, 1998 and the proforma results of operations for the years ended June 30, 1998, and 1997, as though the acquisition had occurred on July 1, 1996. The proforma results do not necessarily indicate the actual result that would have been obtained nor are they necessarily indicative of the future operations of the combined companies.

                                                        Years Ended June 30,
                                                         Unaudited proforma
                                                Actual  ---------------------
                                                 1998      1997       1998
                                                ------- ---------- ----------
                                                  (in thousands, except per
                                                       share amounts)
   Net interest income before provision for
    loan loss.................................. $16,110 $   15,196 $   19,165
   Net income.................................. $ 4,259      2,331      3,721
   Earnings per common share:
     Basic..................................... $  0.41       0.23       0.36
     Diluted...................................    0.40       0.22       0.35

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 b. Washington Independent Bancshsares, Inc

   On September 28, 1998, the Company entered into a definitive merger agreement with Washington Independent Bancshares, Inc. (WIB) whereby the Company would acquire all of the outstanding common stock of WIB (whose wholly owned subsidiary is Central Valley Bank, NA, Toppenish, Washington). The transaction closed on March 5, 1999, and the Company exchanged 1,058,009 shares of its common stock for all of the outstanding WIB common stock, and merged WIB into Heritage Financial Corporation. This transaction was accounted for as a pooling of interests and accordingly, the Company's historical consolidated financial statements presented in this and all future reports will include the accounts and results of operations of WIB, primarily consisting of its subsidiary, Central Valley Bank. A summary of revenue and net income previously presented by the Company and combined with WIB for the years ended June 30, 1997, June 30, 1998, and the six months ended December 31, 1998 are as follows:

                                                  Year ended June 30, 1997
                                             ------------------------------------
                                               Company      WIB       Combined
                                             ---------------------- -------------
   Total revenue............................ $    21,859 $    4,349 $    26,208
   Net Income...............................       2,269        329       2,598
                                                  Year ended June 30, 1998
                                             ------------------------------------
                                               Company      WIB       Combined
                                             ---------------------- -------------
   Total revenue............................ $    26,932 $    5,306 $    32,238
   Net Income...............................       3,628        631       4,259
                                             Six months ended December 31, 1998
                                             ------------------------------------
                                               Company      WIB       Combined
                                             ---------------------- -------------
   Total revenue............................ $    18,085 $    3,026 $    21,111
   Net Income...............................       1,924        242       2,166

(3) Loans Receivable and Loans Held for Sale

  Loans receivable and loans held for sale consist of the following:

                                                              December 31,
                                                            -----------------
                                                              1998     1999
                                                            --------  -------
   Commercial loans........................................ $128,171  192,088
   Real Estate Mortgages:
     One to four family residential........................   97,278   97,907
     Five or more family residential and commercial real
      estate...............................................   70,139   94,242
                                                            --------  -------
     Total Real Estate Mortgage............................  167,417  192,149
   Real Estate Construction:
     One to four family residential........................   26,640   23,293
     Five or more family residential and commercial real
      estate...............................................    2,123    7,537
                                                            --------  -------
   Total Real Estate Construction..........................   28,763   30,830
     Consumer..............................................    4,000    4,273
                                                            --------  -------
     Subtotal..............................................  328,351  419,340
   Unamortized yield adjustments...........................   (1,400)  (1,578)
                                                            --------  -------
     Total Loans Receivable and Loans Held for Sale........ $326,951  417,762
                                                            ========  =======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  Accrued interest on loans receivable amounted to $2,097 and $2,505 as of December 31, 1998 and December 31, 1999, respectively. The Company had $401 and $1,804 of impaired loans which were nonaccruing as of December 31, 1998 and December 31, 1999, respectively. The weighted average interest rate on loans was 8.6% for both December 31, 1998 and December 31, 1999.

  Details of certain mortgage banking activities are as follows:

                                                                December 31,
                                                               ---------------
                                                                1998    1999
                                                               ------- -------
Loans held for sale at lower of cost or market................ $ 7,618 $   589
Loans serviced for others.....................................  18,832  13,086
Commitments to sell mortgage loans............................  11,533   1,895
Commitments to fund mortgage loans (at interest rates
 approximating market rates)
  Fixed rate..................................................   4,704     540
  Variable or adjustable rate.................................     --      --

  Servicing fee income from mortgage loans serviced for others amounted to $72, $56, $22, and $34 for the years ended June 30, 1997, June 30, 1998, the six months ended December 31, 1998, and the year ended December 31, 1999, respectively.

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

  As of December 31, 1999, the Company had commitments of $48.0 million in other commercial lines of credit, $32.4 million in real estate commitments (both construction and lines of credit), and $7.5 million in other commitments (including consumer credit lines and letters of credit).

(4) Allowance for Loan Losses

  Activity in the allowance for loan losses is summarized as follows:

                                Year Ended     Six Months   Year Ended
                                 June 30,     Ended Dec, 31  Dec 31,
                               -------------  ------------- ----------
                                1997   1998       1998         1999
                               ------  -----  ------------- ----------
   Balance at beginning of
    period...................  $2,221  3,105      3,929       3,957
     Provision...............    (265)   149        202         408
     Recoveries..............   1,158      8         13         146
     Charge offs.............      (9)    (3)      (187)       (247)
     Acquired with North
      Pacific Bank...........     --     670        --          --
                               ------  -----      -----       -----
   Balance at end of period..  $3,105  3,929      3,957       4,264
                               ======  =====      =====       =====

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  Interest on nonaccrual loans foregone was $11 and $60 for the six months ended December 31, 1998 and the year ended December 31, 1999. Foregone interest was immaterial for prior periods.

(5) Investment Securities Available For Sale

  The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

                                                    Gross      Gross
                                        Amortized unrealized unrealized  Fair
                                          cost      gains      losses   value
                                        --------- ---------- ---------- ------
   December 31, 1998
   U.S. Government and its agencies.... $ 26,597      72         (96)   26,573
   Mortgage backed and related
    securities:
     Collateralized mortgage
      obligations......................    2,812     --          (10)    2,802
     Other.............................    1,099     215         --      1,314
   Corporate notes.....................    1,001       9         --      1,010
                                        --------     ---        ----    ------
                                        $ 31,509     296        (106)   31,699
                                        ========     ===        ====    ======
   December 31, 1999
   U.S. Government and its agencies.... $ 33,192     --         (669)   32,523
   Mortgage backed and related
    securities:
     Collateralized mortgage
      obligations......................    1,611     --          (28)    1,583
     Other.............................    1,100     184          (8)    1,276
   Corporate notes.....................    1,000       1          (5)      996
                                        --------     ---        ----    ------
       Totals.......................... $ 36,903     185        (710)   36,378
                                        ========     ===        ====    ======

  The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 1999 are shown below:

                                                                Amortized  Fair
                                                                  cost    value
                                                                --------- ------
      Due in one year or less..................................  $ 2,500   2,488
      Due after one year through three years...................   26,101  25,590
      Due after three through five years.......................    5,091   4,946
      Due after five years through ten years...................      796     784
      Due after ten years......................................    2,415   2,570
                                                                 -------  ------
      Totals...................................................  $36,903  36,378
                                                                 =======  ======

  There were no sales of investment securities available for sale during the years ended June 30, 1997, 1998, the six months ended December 31, 1998 or the year ended December 31, 1999.

  Accrued interest on investment securities available for sale amounted to $253 and $385 as of December 31, 1998 and December 31, 1999, respectively.

  At December 31, 1998 and December 31, 1999, investment securities available for sale with fair values of $2,810 and $14,608 were pledged to secure public deposits and for other purposes as required or permitted by law.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(6) Investment Securities Held to Maturity

  The amortized cost and fair values of investment securities held to maturity are as follows:

                                                     Gross      Gross
                                         Amortized unrealized unrealized  Fair
                                           cost      gains      losses   value
                                         --------- ---------- ---------- ------
   December 31, 1998
   U.S. Government and its agencies..... $  9,846      26         (3)     9,869
   Mortgage backed securities:
     FNMA certificates..................      734      10        --         744
     FHLMC certificates.................      851      22        --         873
     GNMA certificates..................    1,677      54        --       1,731
   Municipal bonds......................    2,789      77         (2)     2,864
                                         --------     ---        ---     ------
                                         $ 15,897     189         (5)    16,081
                                         ========     ===        ===     ======
   December 31, 1999
   U.S. Government and its agencies..... $  1,200     --          (6)     1,194
   Mortgage backed securities:
     FNMA certificates..................      433      15         (1)       447
     FHLMC certificates.................      544      15        --         559
     GNMA certificates..................    1,422      65        --       1,487
   Municipal bonds......................    2,566       4        (38)     2,532
                                         --------     ---        ---     ------
                                         $  6,165      99        (45)     6,219
                                         ========     ===        ===     ======

  The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 1999 are shown below:

                                                                 Amortized Fair
                                                                   cost    value
                                                                 --------- -----
      Due in one year or less...................................  $  813     819
      Due after one year through three years....................   1,616   1,605
      Due after three years through five years..................     750     741
      Due after five years through ten years....................   1,003     991
      Due after ten years.......................................   1,983   2,063
                                                                  ------   -----
      Totals....................................................  $6,165   6,219
                                                                  ======   =====

  There were no sales of investment securities held to maturity during the years ended June 30, 1997, June 30, 1998, or for the years ended December 31, 1998, or December 31, 1999.

  Accrued interest on investment securities held to maturity amounted to $230 and $33 as of December 31, 1998 and December 31, 1999, respectively.

  At December 31, 1998 and December 31, 1999, investment securities held to maturity with amortized cost values of $3,899 and $700 were pledged to secure public deposits and for other purposes as required or permitted by law.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

(7) Premises and Equipment

  A summary of premises and equipment follows:

                                                                  December 31,
                                                                 ---------------
                                                                   1998    1999
                                                                 -------- ------
      Land...................................................... $  4,196  4,518
      Buildings and building improvements.......................   14,181 15,034
      Furniture, fixtures and equipment.........................   10,116 11,204
                                                                 -------- ------
                                                                   28,493 30,756
      Less accumulated depreciation.............................   10,371 11,882
                                                                 -------- ------
                                                                 $ 18,122 18,874
                                                                 ======== ======

(8) Deposits

  Deposits consist of the following:

                                                         December 31,
                                              ----------------------------------
                                                    1998              1999
                                              ----------------- ----------------
                                               Amount   Percent  Amount  Percent
                                              --------- ------- -------- -------
      Non interest demand deposits........... $  38,675   10.5% $ 42,639   10.5%
      NOW accounts...........................    46,245   12.6    51,686   12.8
      Money market accounts..................    42,474   11.6    44,239   10.9
      Savings accounts.......................    66,852   18.2    66,107   16.3
      Certificate accounts...................   172,752   47.1   200,397   49.5
                                              ---------  -----  --------  -----
                                               $366,998  100.0% $405,068  100.0%
                                              =========  =====  ========  =====

  The combined weighted average interest rate of deposits was 3.62% and 3.67% at December 31, 1998 and December 31, 1999, respectively. Accrued interest payable on deposits was $246 and $618 at December 31, 1998 and December 31, 1999, respectively. Interest expense, by category, is as follows:

                                 Year Ended   Six Months Ended     Year Ended
                                  June 30,      December 31,      December 31,
                               -------------- ----------------- ------------------
                                1997    1998     1997     1998     1998      1999
                               ------- ------ ----------- ----- ----------  ------
                                              (unaudited)       (unaudited)
      NOW accounts ........... $   590    666      325      435      776       767
      Money market accounts...   1,860  2,077    1,035    1,367    2,409     2,872
      Savings accounts........     469    511      244      476      743     1,098
      Certificate accounts....   7,437  8,556    4,196    4,861    9,221     8,271
                               ------- ------    -----    -----   ------    ------
                               $10,356 11,810    5,800    7,139   13,149    13,008
                               ======= ======    =====    =====   ======    ======

  Scheduled maturities of certificate accounts at December 31, 1999 are as follows:

        Within one year.................................... $175,806
        Between one and two years..........................   22,067
        Between two and three years........................      704
        Between three and four years.......................    1,275
        Between four and five years........................      545
                                                            --------
                                                            $200,397
                                                            ========

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $30,759 and $76,958 at December 31, 1998 and December 31,
1999.

(9) FHLB Advances and Stock

  The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Seattle (FHLB) in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 1999, the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $0.8 million. Purchases and sales of stock are made directly with the FHLB at par value.

  A summary of FHLB Advances follows:

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1999   1999
                                                                   ----  ------
      Balance at period end......................................  $687  $2,800
      Average balance............................................   693     958
      Maximum amount outstanding at any month end................   696   3,300
      Average interest rate:
        During the period........................................  6.20%   5.90%
        At period end............................................  6.20%   5.70%

  At December 31, 1999 Heritage Bank had an overnight advance of $2,800 at 5.70% from the FHLB.

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

(10) Repurchase Agreements

  The maximum and average outstanding balances and average interest rates on repurchase agreements were as follows:

                                                        Six Months
                                                          Ended      Year Ended
                                                       December 31, December 31,
                                                           1998         1999
                                                       ------------ ------------
   Maximum outstanding at any month-end...............     $483         $--
   Average outstanding................................      320          --
   Weighted average interest rate:                                       --
     For the period...................................     3.25%
     End of period....................................      --           --

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(11) Federal Income Taxes

  Federal income tax expense (benefit) consists of the following:

                                                        Six Months
                                         Year Ended       Ended      Year Ended
                                          June 30,     December 31, December 31,
                                         ------------  ------------ ------------
                                         1997   1998       1998         1999
                                         -----  -----  ------------ ------------
   Current.............................. $ 527  2,276     1,419        3,011
   Deferred.............................  (515)    (3)     (144)         (53)
                                         -----  -----     -----        -----
                                         $  12  2,273     1,275        2,958
                                         =====  =====     =====        =====

  Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% as follows:

                                                      Six Months
                                        Year Ended      Ended      Year Ended
                                         June 30,    December 31, December 31,
                                        ------------ ------------ ------------
                                        1997   1998      1998         1999
                                        -----  ----- ------------ ------------
   Income tax expense at Federal
    statutory rate..................... $ 887  2,221    1,170        2,827
   Goodwill amortization tax effect....   --     --        98          199
   Reversal of provision for base year
    bad debt reserve...................  (938)   --       --           --
   Other, net..........................    63     52        7          (68)
                                        -----  -----    -----        -----
                                        $  12  2,273    1,275        2,958
                                        =====  =====    =====        =====

  Heritage Bank has been permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. The deduction was based on either specified experience formulas or a percentage of taxable income before such deduction. Heritage Bank used the percentage of taxable income method for the years ended June 30, 1995 and 1996. This deduction was historically greater than the loan loss provisions recorded for financial accounting purposes. Deferred income taxes are provided on differences between the bad debt reserve for tax and financial reporting purposes only to the extent of the tax reserves arising subsequent to June 30, 1988. Savings institutions were not required to provide a deferred tax liability for the tax bad debt reserves accumulated as of June 30, 1988 which for Heritage Bank amounted to $938. Starting in the fiscal year ended June 30, 1994, The Bank established and maintained a deferred income tax liability of $938 due to the potential recapture of the pre-1988 tax bad debt reserve which could have been triggered by the formation of the mutual holding company; a change to a commercial bank charter (which management had been contemplating); or possible legislation which was being debated in Congress.

  Legislation enacted in August 1996 eliminated certain conditions under which recapture of the pre-1988 additions to the tax bad debt reserve would be required. Such conditions are principally conversion to a commercial bank charter or merger with a commercial bank. The pre-1988 reserves would be required to be recaptured under certain other conditions such as payment of dividends in excess of accumulated earnings and profits or other distributions made in connection with the dissolution or liquidation of the Bank. Based on this legislation, Heritage Bank reversed the $938 deferred tax liability as a reduction of Federal income tax expense during the year ended June 30, 1997.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases.

                                                                 December 31,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
   Deferred tax liabilities:
     Deferred loan fees........................................ $   363     671
     Deferred income...........................................     129     --
     Premises and equipment....................................   1,283   1,041
     FHLB stock................................................     425     478
     Unrealized gains on securities available for sale.........      62     --
                                                                -------  ------
       Total deferred tax liabilities..........................   2,262   2,190
                                                                =======  ======
   Deferred tax assets:
     Loan loss allowances......................................    (713)   (821)
     Management bonus..........................................    (223)   (153)
     Vacation benefits.........................................    (108)    (94)
     Unrealized losses on securities available for sale........     --     (178)
     Other.....................................................     (66)    (85)
                                                                -------  ------
       Total deferred tax assets...............................  (1,110) (1,331)
                                                                -------  ------
       Deferred taxes payable, net............................. $ 1,152     859
                                                                =======  ======

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  On April 26, 1999 board of directors of the Company authorized the repurchase in the open market of 100,000 of our shares. This was accomplished in the second quarter for $0.8 million, or $8.56 per share. On October 22, 1999 the Company announced its intention to repurchase up to 10% of its outstanding common shares, or approximately 1.1 million shares. During the fourth quarter of 1999, the Company repurchased 821,050 shares, representing 7.5% of the 10.0% of stock intended to be repurchased for $7.0 million at an average price of $8.55 per share. On February 18, 2000, the Company announced the repurchase of an additional 10%, or approximately 975,000 shares. The additional share repurchase will take place over the next 18 months.

 (b) Earnings Per Common Share

  The following table illustrates the reconciliation of weighted average shares used for earnings per share computations:

                              Year Ended         Six Months Ended          Year Ended
                               June 30,            December 31,           December 31,
                         --------------------- ---------------------- ----------------------
                            1997       1998       1997        1998       1998        1999
                         ---------- ---------- ----------  ---------- ----------  ----------
                                               (unaudited)            (unaudited)
Basic:
  Weighted average
   shares .............. 10,226,392 10,394,415 10,235,550  10,553,279 10,663,238  10,763,066
Diluted:
  Basic weighted average
   shares outstanding... 10,226,392 10,394,415 10,235,550  10,553,279 10,663,238  10,763,066
  Incremental shares
   from stock options...    516,415    275,291     18,337     476,318    396,677     172,331
                         ---------- ---------- ----------  ---------- ----------  ----------
  Weighted average
   shares outstanding... 10,742,807 10,669,706 10,253,887  11,029,597 11,059,915  10,935,397
                         ========== ========== ==========  ========== ==========  ==========

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

  There were 92,700 shares and 96,150 shares of common stock outstanding at December 31, 1998 and December 31, 1999 whose share price were greater than the market price of the common stock and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at June 30, 1998, and June 30, 1997.

 (c) Cash Dividend Declared

  On December 16, 1999, the Company announced a quarterly cash dividend of 7 cents per share payable on January 27, 2000, to shareholders of record on January 14, 2000.

 (d) Restrictions on Dividends

  Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank, Central Valley Bank, and earnings from the investment of the net proceeds from the Conversion retained by the Company.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The FDIC and the Washington State Department of Financial Institutions ("DFI") have the authority under their supervisory powers to prohibit the payment of dividends by the Heritage Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of
(i) the greater of the Bank's net income for the current fiscal year or (ii) the average of the Bank's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, the banks may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

  For Central Valley Bank the approval of the Comptroller of the Currency shall be required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

(13) Regulatory Capital Requirements

  The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the Federal Deposit Insurance Corporation (FDIC). The Federal Reserve requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

  Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. At December 31, 1998, and 1999, the Company exceeded the minimum capital requirements and the requirements for well capitalized institutions as shown below. As of December 31, 1998 and December 31, 1999, Heritage Bank and Central Valley Bank were both classified as "well capitalized" institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank's classification as a well capitalized institution.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

                                    Minimum     Well-capitalized
                                 Requirements     Requirements        Actual
                                 ----------------------------------------------
                                    $      %        $        %        $     %
                                 -------- ---------------- --------------- ----
As of December 31, 1999:
The Company consolidated
  Tier 1 leverage capital to
   average assets............... $ 13,908    3% $   23,181      5% $87,340 18.9%
  Tier 1 capital to risk-
   weighted assets..............   16,573    4      24,859      6   87,340 21.1
  Total capital to risk-weighted
   assets.......................   33,145    8      41,432     10   91,603 22.1
Heritage Bank
  Tier leverage capital to
   average assets...............   12,438    3      20,729      5   77,650 18.7
  Tier 1 capital to risk-
   weighted assets..............   14,518    4      21,776      6   77,650 21.4
  Total capital to risk-weighted
   assets.......................   29,035    8      36,294     10   81,466 22.5
Central Valley Bank
  Tier leverage capital to
   average assets...............    1,930    3       3,216      5    5,358  8.3
  Tier 1 capital to risk-
   weighted assets..............    2,047    4       3,070      6    5,358 10.5
  Total capital to risk-
   weighted assets..............    4,094    8       5,117     10    5,805 11.3

                                    Minimum     Well-capitalized
                                 Requirements     Requirements        Actual
                                 ----------------------------------------------
                                    $      %        $        %        $     %
                                 -------- ---------------- --------------- ----
As of December 31, 1998:
The Company consolidated
  Tier 1 leverage capital to
   average assets............... $ 12,819    3% $   21,364      5% $91,787 21.4%
  Tier 1 capital to risk-
   weighted assets..............   13,131    4      19,697      6   91,787 27.8
  Total capital to risk-weighted
   assets.......................   26,263    8      32,829     10   95,744 29.0
Heritage Bank
  Tier 1 leverage capital to
   average assets...............   10,305    3      17,176      5   74,652 21.7
  Tier 1 capital to risk-
   weighted assets..............   11,337    4      17,006      6   74,652 26.3
  Total capital to risk-weighted
   assets.......................   22,674    8      28,343     10   78,195 27.6
Central Valley Bank
  Tier 1 leverage capital to
   average assets...............    1,865    3       3,109      5    4,731  7.6
  Tier 1 capital to risk-
   weighted assets..............    1,695    4       2,543      6    4,731 10.7
  Total capital to risk-weighted
   assets.......................    3,391    8       4,239     10    5,138 11.6

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

  The following table summarizes stock option activity for the years ended June 30, 1997, 1998, the six months ended December 31, 1998, and year ended December 31, 1999. Option activity for the periods prior to the stock offering January 8, 1998 has been restated using the exchange ratio of one share of the Bank's common stock for 5.1492 shares of the Company's common stock.

                                                 Outstanding      Exercisable
                                                   Options          Options
                                               ---------------- ----------------
                                                          Avg.             Avg.
                                                         Option           Option
  Shares Under Option                           Shares   Price   Shares   Price
  -------------------                          --------  ------ --------  ------
Balance at June 30, 1996.....................   407,931  $ 2.24  247,245  $2.09
Options granted..............................   314,872    3.61      --     --
Became exercisable...........................       --      --   113,780   2.32
Less: Exercised..............................   (20,340)   1.94  (20,340)  1.94
  Expired or canceled........................    (3,560)   4.47      --     --
                                               --------  ------ --------  -----
Balance at June 30, 1997.....................   698,902    2.85  340,685   2.17
                                               ========  ====== ========  =====
Options granted..............................    17,901   10.21      --     --
Became exercisable...........................       --      --   150,082   3.40
Less: Exercised..............................   (61,148)   2.31  (61,148)  2.37
  Expired or canceled........................   (15,908)   3.73   (4,751)  3.36
                                               --------  ------ --------  -----
Balance at June 30, 1998.....................   639,747    3.09  424,868   2.57
                                               ========  ====== ========  =====
Options granted..............................    88,800   11.13      --     --
Became exercisable...........................       --      --     8,802   4.87
Less: Exercised..............................  (239,406)   2.29 (239,406)  2.29
  Expired or canceled........................    (9,000)  14.38      --     --
                                               --------  ------ --------  -----
Balance at December 31, 1998.................   480,141    4.76  194,264   3.01
                                               ========  ====== ========  =====
Options granted..............................   145,500    8.52      --     --
Became exercisable...........................       --      --   131,649   5.35
Less: Exercised..............................   (91,636)   2.75  (91,636)  2.80
  Expired or canceled........................   (32,148)   7.37  (24,818)  5.86
                                               --------  ------ --------  -----
Balance at December 31, 1999.................   501,857  $ 6.06  209,459  $4.24
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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


Financial data pertaining to outstanding stock options at December 31, 1999 were as follows:

                                                             Weighted Average
                                                           Remaining Contractual
             Exercise Price        Number of Option Shares    Life (in years)
             --------------        ----------------------- ---------------------
      $1.94.......................          20,662                  1.6
      $3.11.......................          36,045                  3.0
      $3.58.......................         223,900                  4.6
      $8.50.......................           9,000                  6.8
      $11.13......................          76,200                  6.4
      $9.00.......................          19,950                  6.7
      $8.75.......................           6,900                  6.7
      $8.13.......................           2,100                  6.7
      $8.56.......................           1,500                  6.8
      $8.50.......................           3,900                  6.8
      $8.25.......................           9,000                  6.9
      $8.44.......................          92,700                  7.4
                                           -------                  ---
                                           501,857                  5.4
                                           =======                  ===

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

                                                        Six Months
                                          Year Ended      Ended      Year Ended
                                            June 30    December 31, December 31,
                                         ------------- ------------ ------------
                                          1997   1998      1998         1999
                                         ------ ------ ------------ ------------
   Net income:
     As reported.......................  $2,598 $4,259    $2,166       $5,357
     Pro forma.........................   2,567  4,194     2,123        5,176
   Earnings per common share:
    Basic:
     As reported.......................    0.25   0.41      0.20         0.50
     Pro forma.........................    0.25   0.40      0.20         0.48
    Diluted:
     As reported.......................    0.24   0.40      0.20         0.49
     Pro forma.........................    0.23   0.39      0.19         0.47

  The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

  The fair value of options granted is estimated on the date of grant using the minimum value method for grants in 1996 and 1997. The fair value of options granted during the year ended June 30, 1998, six months ended December 31, 1998, and year ended December 31, 1999 is estimated on the date of grant using the Black-

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

                                                                   Expected  Weighted
                              Risk Free   Expected Life  Expected  Dividend  Average
   Grant period ended       Interest Rate   (in years)  Volatility  Yield   Fair Value
   ------------------       ------------- ------------- ---------- -------- ----------
   June 30, 1996...........     6.50%            7          NA         3%     $3.09
   June 30, 1997...........     6.50             7          NA         3       3.19
   June 30, 1998...........     6.00             7          25%      1.3       5.35
   December 31, 1998.......     6.00             7          25       2.1       4.82
   December 31, 1999.......     6.50             7          37       3.6       2.76

(15) Employee Benefit Plans

  Effective October 1, 1999 the Company combined the three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan
(ESOP) at Heritage Bank, and the 401k plan at Central Valley Bank into one plan (KSOP).

  The pension portion of the KSOP is a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company's policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $246, $240, $202, and $252 are included in the consolidated statements of income for the years ended June 30, 1997, 1998, the six months ended December 31, 1998, and the year ended December 31, 1999, respectively. Prior to October 1, 1999, Central Valley Bank did not participate.

  The KSOP also maintains the Company's salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with one year of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above. Employer contributions for the years ended June 30, 1997, 1998, the six months ended December 31, 1998, and the year ended December 31, 1999 were $109, $130, $98, and $148, respectively.

  The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established for eligible employees the ESOP and related trust effective July 1, 1994 which became active upon the former mutual holding company's conversion to a stock-based holding company in January 1995. Eligible participants include eligible employees of the Company who are at least 21 years of age and with one year of service. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years. Central Valley Bank employees became eligible to participate in this plan effective October 1, 1999. Heritage Bank contributed $75 to the ESOP for the year ended June 30, 1997. Prior to the January 8, 1998 stock offering, the ESOP owned the common stock of Heritage Bank with no related debt.

  In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank's contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $88, $95, $65, and $126 for the years ended June 30, 1997, 1998, the six months ended December 31, 1998, and the year ended December 31, 1999, respectively.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  For the year ended December 31, 1999, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 115,352 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $995 at December 31, 1999.

(16) Fair Value of Financial Instruments

  Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of values. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

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

 (c) Loans

  For most loans, fair value is estimated using market prices for mortgage backed securities or other securities which mirror the attributes of the loans with similar rates and average maturities adjusted for servicing costs. Commercial loans and construction loans which are variable rate and short-term are reflected with fair values equal to book value.

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

 (f) Other Borrowings

  Other borrowings consist of a note payable at no stated interest rate. The fair value is based on discounting the estimated future cash flows using the rate currently offered on similar borrowings with similar remaining maturities.

 (g) Off-Balance Sheet Financial Instruments

  The fair value of off-balance sheet commitments to extend credit is considered equal to its notional amount.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The table below presents the book value amount of the Bank's financial instruments and their corresponding fair values:

                                           December 31, 1998 December 31, 1999
                                           ----------------- -----------------
                                             Book     Fair     Book     Fair
                                            value    value    value    value
                                           -------- -------- -------- --------
              Financial Assets
              ----------------
   Cash on hand and in banks.............. $ 13,793 $ 13,793 $ 17,596 $ 17,596
   Interest bearing deposits..............   36,355   36,355      949      949
   Federal funds sold.....................   20,800   20,800    2,100    2,100
   Investment securities available for
    sale..................................   31,699   31,699   36,378   36,378
   Investment securities held to
    maturity..............................   15,897   16,081    6,165    6,219
   FHLB stock.............................    2,062    2,062    2,218    2,218
   Loans..................................  322,994  327,977  413,498  413,049

            Financial Liabilities
            ---------------------

   Deposits:
     Savings, money market and demand.....  194,246  194,246  204,671  204,671
     Time certificates....................  172,752  173,090  200,397  199,719
                                           -------- -------- -------- --------
       Total deposits..................... $366,998  367,336  405,068  404,390
                                           ======== ======== ======== ========
   FHLB advances.......................... $    687      719    2,800    2,800
   Other borrowed funds................... $     17       16        8        8

(17) Contingencies

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

(18) Heritage Financial Corporation (Parent Company Only)

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                  Condensed Statements of Financial Condition

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              --------- -------
                           ASSETS
                           ------
Interest earning deposits.................................... $  11,377 $ 3,405
Loans receivable--ESOP.......................................     1,281   1,232
Investment in subsidiary banks...............................    87,988  91,413
Other assets.................................................       710     470
                                                              --------- -------
                                                              $ 101,356 $96,520
                                                              ========= =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Liabilities..................................................       797   1,256
Total stockholders' equity...................................   100,559  95,264
                                                              --------- -------
                                                              $ 101,356 $96,520
                                                              ========= =======

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                         Condensed Statements of Income

                                                       Six Months
                                         Period Ended    Ended      Year Ended
                                           June 30,   December 31, December 31,
                                         ------------ ------------ ------------
                                             1998         1998         1999
                                         ------------ ------------ ------------
Interest income:
  Interest bearing deposits.............    $  737       $  309       $  421
  ESOP loan.............................        54           55          106
Other income:
  Other income..........................                                  15
  Equity in undistributed income of
   subsidiaries.........................     3,980        2,480        5,462
                                            ------       ------       ------
    Total income........................    $4,771       $2,844       $6,004
Interest expense........................        44            7           12
Other expenses..........................       300          779          667
                                            ------       ------       ------
    Total expense.......................       344          786          679
                                            ======       ======       ======
    Income before federal income taxes..     4,427        2,058        5,325
Provision for income taxes..............       168         (108)         (32)
                                            ------       ------       ------
  Net income............................    $4,259        2,166        5,357
                                            ======       ======       ======
Basic earnings per common share.........    $ 0.41         0.20         0.50
Diluted earnings per common share.......    $ 0.40         0.20         0.49

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                       Condensed Statements of Cash Flows

                                                       Six Months
                                         Period Ended    Ended      Year Ended
                                           June 30,   December 31, December 31,
                                         ------------ ------------ ------------
                                             1998         1998         1999
                                         ------------ ------------ ------------
Cash flows from operating activities:
  Net income............................   $  4,259       2,166        5,357
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
    Undistributed income of
     subsidiaries.......................     (3,980)     (2,480)      (5,462)
    Recognition of compensation related
     to ESOP............................        --           57           75
    Other...............................         12           7           97
    Net change in accrued interest
     receivable, prepaid expenses and
     other assets, and accrued expenses
     and other liabilities..............     (1,097)        129        1,488
                                           --------      ------       ------
      Net cash provided by (used in)
       operations.......................       (806)       (121)       1,555
Cash flows from investing activities:
  ESOP loan net of principal
   repayments...........................     (1,304)         23           49
  Sales (Purchase) of Premises &
   Equipment............................       (203)       (401)         (16)
  Purchase of North Pacific Bank........    (17,608)
                                           --------      ------       ------
      Net cash provided by (used in)
       investing activities.............    (19,115)       (378)          33
                                           --------      ------       ------
Cash flows from financing activities:
  Net (increase) decrease in borrowed
   funds................................        (24)       (202)          19
  Cash dividends paid...................       (351)       (831)      (2,438)
  Exercise of stock options.............        141         726          271
  Proceeds from Stock Sale (Stock
   repurchase)..........................     32,435                   (7,439)
                                           --------      ------       ------
      Net cash provided by financing
       activities.......................     32,201        (307)      (9,587)
                                           --------      ------       ------
      Net increase (decrease) in cash
       and cash equivalents.............     12,280        (806)      (7,999)
Cash and cash equivalents at beginning
 of period..............................          6      12,286       11,480
                                           --------      ------       ------
Cash and cash equivalents at end of
 period.................................   $ 12,286      11,480        3,481
                                           ========      ======       ======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


(19) Selected Quarterly Financial Data (Unaudited)

  Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

                                                 Year Ended December 31, 1999
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $8,708   8,718   9,260   9,837
Interest expense...............................  3,249   3,006   3,205   3,606
                                                ------   -----   -----   -----
  Net interest income..........................  5,459   5,712   6,055   6,231
Provision for loan losses......................    102     102     102     102
                                                ------   -----   -----   -----
  Net interest income after provision for loan
   losses......................................  5,357   5,610   5,953   6,129
Non-interest income............................  1,088   1,015   1,018     918
Non-interest expense...........................  4,702   4,846   4,814   4,410
                                                ------   -----   -----   -----
  Income before provision for income taxes.....  1,743   1,779   2,157   2,637
Provision for income taxes.....................    636     647     777     899
                                                ------   -----   -----   -----
    Net income................................. $1,107   1,132   1,380   1,738
                                                ======   =====   =====   =====
Basic earnings per share....................... $ 0.10    0.11    0.13    0.16
Diluted earnings per share.....................   0.10    0.10    0.13    0.16
Cash dividends declared........................  0.055    0.06   0.065    0.07

                                                                   Six Months
                                                                 Ended December
                                                                    31, 1998
                                                                 ---------------
                                                                  First  Second
                                                                 Quarter Quarter
                                                                 ------- -------
   Interest income.............................................  $9,068   9,141
   Interest expense............................................   3,618   3,574
                                                                 ------   -----
     Net interest income.......................................   5,450   5,567
   Provision for loan losses...................................     100     102
                                                                 ------   -----
     Net interest income after provision for loan losses.......   5,350   5,465
   Non-interest income.........................................   1,279   1,622
   Non-interest expense........................................   4,469   5,806
                                                                 ------   -----
     Income before provision for income taxes..................   2,160   1,281
   Provision for income taxes..................................     799     477
                                                                 ------   -----
     Net income................................................  $1,361     804
                                                                 ======   =====
   Basic earnings per share....................................  $ 0.13    0.07
   Diluted earnings per share..................................    0.12    0.07
   Cash dividends declared.....................................   0.045    0.05

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                                                   Year ended June 30, 1998
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $6,217   6,598   7,312   7,850
Interest expense...............................  2,815   3,017   2,953   3,082
                                                ------   -----   -----   -----
  Net interest income..........................  3,402   3,581   4,359   4,768
Provision for loan losses......................     35      36      39      39
                                                ------   -----   -----   -----
  Net interest income after provision for loan
   losses......................................  3,367   3,545   4,320   4,729
Non-interest income............................  1,009     988   1,169   1,095
Non-interest expense...........................  3,178   3,319   3,491   3,702
                                                ------   -----   -----   -----
  Income before provision for income taxes.....  1,198   1,214   1,998   2,122
Provision for income taxes.....................    422     420     686     744
                                                ------   -----   -----   -----
  Net income................................... $  776     794   1,312   1,378
                                                ======   =====   =====   =====
Basic earnings per share....................... $ 0.08    0.08    0.13    0.13
Diluted earnings per share.....................   0.08    0.08    0.12    0.12
Cash dividends declared........................     NM      NM   0.035    0.04

  Cash dividends prior to January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.

                                 EXHIBIT INDEX

 Exhibit
   No.
 -------
   3.1   Articles of Incorporation(1)
   3.2   Bylaws of the Company(1)
  10.1   1998 Stock Option and Restricted Stock Award Plan(2)
         Employment Agreement between the Company and Donald V. Rhodes,
  10.2   effective October 1, 1997.(1)
         Severance Agreement between the Company and Brian L. Vance, effective
  10.3   October 1, 1997.(1)
         Severance Agreement between the Company and John D. Parry, effective
  10.4   October 1, 1997(1)
  10.5   Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)
  10.6   1997 Stock Option and Restricted Stock Award Plan(3)
  21.0   Subsidiaries of the Company
  23.0   Consent of KPMG LLP
  24.0   Power of Attorney dated February 17, 2000
  27.0   1999 Financial Data Schedule

--------
(1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.
(3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).