Form 10-Q
period 2000-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2000-05-10
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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

As of May 5, 2000 there were outstanding 9,540,270 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
-------------  ---------------------

Item 1.        Condensed Consolidated Financial Statements (Unaudited):     Page
                                                                            ----
                 Consolidated Statements of Income for the Three               3
                  Months Ended March 31, 1999 and 2000

                 Consolidated Statements of Financial Condition                4
                  As of December 31, 1999 and March 31, 2000

                 Consolidated Statements of Stockholders' Equity for the       5
                  three months ended March 31, 2000 and Comprehensive
                  Income for the Three Months Ended March 31, 1999 and 2000

                 Consolidated Statements of Cash Flows for the                 6
                  Three Months Ended March 31, 1999 and 2000

                 Notes to Condensed Consolidated Financial Statements          7

   Item 2.     Management's Discussion and Analysis of                         9
               Financial Condition and Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14

PART II.       Other Information

   Item 6.     Exhibits and Reports on Form 8-K                               15


 Signatures                                                                   16

                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1999           2000
                                                      ------         ------
INTEREST INCOME :
     Loans                                            $7,492         $9,583
     Mortgage backed securities                           69             47
     Investment securities and FHLB dividends            687            611
     Interest bearing deposits                           460             48
                                                      ------         ------
            Total interest income                      8,708         10,289
INTEREST EXPENSE :
     Deposits                                          3,238          3,964
     Borrowed funds                                       11             33
                                                      ------         ------
            Total interest expense                     3,249          3,997
                                                      ------         ------
            Net interest income                        5,459          6,292
PROVISION FOR LOAN LOSSES                                102            195
                                                      ------         ------
     Net interest income after provision for loan      5,357          6,097
     loss
NONINTEREST INCOME :
     Gains on sales of loans                             432             95
     Commissions on sales of annuities
         and securities                                   82             29
     Service charges on deposits                         334            356
     Rental income                                        49             59
     Other income                                        191            341
                                                      ------         ------
           Total noninterest income                    1,088            880
NONINTEREST EXPENSE :
     Salaries and employee benefits                    2,497          2,613
     Building occupancy                                  765            752
     Data processing                                     273            300
     Marketing                                           136             70
     Goodwill Amortization                               144            144
     Other                                               887            934
                                                      ------         ------
           Total noninterest expense                   4,702          4,813
                                                      ------         ------
     Income before federal income tax                  1,743          2,164
     Federal income tax                                  636            704
                                                      ------         ------
           Net income                                 $1,107         $1,460
                                                      ======         ======

Earnings per share :
     Basic                                            $0.102         $0.148
     Diluted                                          $0.100         $0.146

           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                           December 31,          March 31,
                                                                              1999                 2000
                                                                           -------------------------------
                                                                                     (Unaudited)
                                    Assets
Cash on hand and in banks                                                    $ 17,596            $ 16,396
Interest earning deposits                                                         949                 378
Federal funds sold                                                              2,100                 900
Investment securities available for sale                                       36,378              36,303
Investment securities held to maturity                                          6,165               5,743
Loans held for sale                                                               589               1,624
Loans receivable                                                              417,172             438,355
Less:  Allowance for loan losses                                               (4,263)             (4,475)
                                                                           ------------------------------
       Loans, net                                                             412,909             433,880
Premises and equipment, net                                                    18,874              19,364
Federal Home Loan Bank stock                                                    2,218               2,254
Accrued interest receivable                                                     2,938               3,313
Prepaid expenses and other assets                                               2,447               3,152
Goodwill                                                                        7,795               7,650
                                                                           ------------------------------
               Total assets                                                  $510,958             530,957
                                                                           ==============================
                   Liabilities and Stockholders' Equity
Deposits                                                                      405,068             414,010
Advances from Federal Home Loan Bank                                            2,800              18,160
Other borrowings                                                                    7                   5
Advance payments by borrowers for taxes and insurance                             375                 571
Accrued expenses and other liabilities                                          6,585               5,586
Deferred Federal income taxes                                                     859                 825
                                                                           ------------------------------
               Total liabilities                                              415,694             439,157
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         10,025,407 shares and 9,516,710 outstanding, respectively             69,837              65,696
      Unearned compensation ESOP and Other                                     (1,154)             (1,141)
      Retained earnings, substantially restricted                              26,926              27,660
      Accumulated other comprehensive income                                     (345)               (415)
                                                                           ------------------------------
               Total stockholders' equity                                      95,264              91,800

Commitments and contingencies
                                                                           ------------------------------

               Total liabilities and stockholders' equity                    $510,958             530,957
                                                                           ==============================

           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       Three Months Ended March 31, 2000
                            (Dollars in Thousands)
                                  (Unaudited)


                                     Number                    Unearned
                                       of                    compensation                       Accumulated            Total
                                     common      Common        ESOP and        Retained     other comprehensive    stockholders'
                                     shares       stock          other         earnings            income              equity
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1999         10,025      $69,837        (1,154)         26,926               (345)            95,264

Earned ESOP shares                        -            -            13               -                  -                 13

Stock repurchase                       (531)      (4,213)                                                             (4,213)

Exercise of stock options                23           72             -               -                  -                 72

Net income                                -            -             -           1,460                  -              1,460

Decrease in unrealized gain on
 securities available for sale,
 net of tax                               -            -             -               -                (70)               (70)

Cash dividend declared                    -            -             -            (726)                 -               (726)
                                   -----------------------------------------------------------------------------------------

Balance at March 31, 2000             9,517      $65,696        (1,141)         27,660               (415)            91,800
                                   =========================================================================================

                                                     Three months ended
         Comprehensive Income                             March 31,
                                              --------------------------------
                                                 1999                  2000
                                              --------------------------------
Net income                                       $1,107                $1,460

Decrease in unrealized gain on securities
     available for sale, net of tax                 (28)                  (70)
                                              -------------------------------

   Comprehensive income                          $1,079                $1,390
                                              ===============================

     See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           ---------------------
                                                                                              1999        2000
                                                                                           ---------    --------
Cash flows from operating activities:
     Net income                                                                             $  1,107       1,460
     Adjustments to reconcile net income to net cash provided by(used in)
        operating activities
           Amortization of goodwill                                                              144         144
           Depreciation and amortization                                                         402         330
           Deferred loan fees, net of amortization                                                20         (18)
           Provision for loan losses                                                             102         195
           Net (increase)decrease in loans held for sale                                       4,486      (1,035)
           Federal Home Loan Bank stock dividends                                                (40)        (36)
           Recognition of compensation related to ESOP                                            12          13
           Net change in accrued interest receivable, prepaid expenses and
              other assets, and accrued expenses and other liabilities                           144      (2,100)
                                                                                           ---------------------
                 Net cash provided by(used in) operating activities                            6,377      (1,047)
                                                                                           ---------------------
Cash flows from investing activities:
     Loans originated, net of principal payments and loan sales                               (8,150)    (21,148)
     Proceeds from maturities of investment securities available for sale                      3,498         171
     Proceeds from maturities of investment securities held to maturity                        4,680         423
     Purchase of investment securities available for sale                                     (9,711)       (201)
     Purchase of premises and equipment                                                       (1,047)       (819)
                                                                                           ---------------------
                 Net cash used in investing activities                                       (10,730)    (21,574)
                                                                                           ---------------------
Cash flows from financing activities:
     Net (increase)decrease in deposits                                                      (18,700)      8,942
     Net (increase) decrease in borrowed funds                                                    (8)     15,358
     Net increase in advance payment by borrowers for taxes
        and insurance                                                                            165         196
     Cash dividends paid                                                                        (490)       (705)
     Proceeds from exercise of stock options                                                      46          72
     Stock repurchased                                                                             -      (4,213)
                                                                                           ---------------------
                 Net cash provided by (used in) financing activities                         (18,987)     19,650
                                                                                           ---------------------
                 Net decrease in cash and cash equivalents                                   (23,340)     (2,971)
Cash and cash equivalents at beginning of period                                              70,948      20,645
                                                                                           ---------------------
Cash and cash equivalents at end of period                                                  $ 47,608      17,674
                                                                                           =====================

Supplemental disclosures of cash flow information:
     Cash payments for:
        Interest expense                                                                    $  3,227       3,462
        Federal income taxes                                                                     190         150

           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 1999 and 2000
                                  (Unaudited)

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

(b.)  Basis of Presentation
The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(c).  Recently Issued Accounting Pronouncements
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15,

2000, with interim reporting required. We do not expect that application of this statement will have a material effect on our results of operations or the financial position.

In March 2000 the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipate that such adoption will not have a material impact on our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We do not expect the adoption of Interpretation No. 44 will have a material impact on our consolidated financial statements.


NOTE 2.   STOCKHOLDERS' EQUITY

a.)  Earnings per Share
The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                               Three months
                                                              ended March 31,
                                                             1999        2000
                                                          ----------------------
Basic:
   Weighted average shares outstanding                    10,852,620   9,836,723

Diluted:
   Basic weighted average shares outstanding              10,852,620   9,836,723
   Incremental shares from unexercised stock options         248,162     136,823
                                                          ----------------------
   Weighted average shares outstanding                    11,100,782   9,973,546
                                                          ======================

b.   Cash Dividend Declared
On March 17, 2000, we announced a quarterly cash dividend of 7.5 cents per share payable on April 28, 2000 to stockholders of record on April 14, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Heritage Financial Corporation. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the December 31, 1999 audited consolidated financial statements and notes thereto included in our recent Annual Report on Form 10-K and the Registration Statement on Form S-1 filed with the Securities and Exchange Commission under file number 333-35573.

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors which could affect our financial results are included in filings by the company with the securities and exchange commission.

Overview

Beginning in 1994, we began to implement a growth strategy which is intended to broaden our products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. Effective January 8, 1998, we closed our second step conversion and stock offering which resulted in $63 million in net proceeds. Thereafter, our common stock began to trade on the Nasdaq National Market under the symbol "HFWA".

Financial Condition Data

Total assets increased $20.0 million (4%) for the quarter ended March 31, 2000 to $531.0 million from the December 31, 1999 balance of $511.0 million. Deposits increased $8.9 million (2%) for the quarter ended March 31, 2000 to $414.0 million from the December 31, 1999 balance of $405.1 million. For the same period, net loans increased $22.0 million (5%) to $435.5 million from the December 31, 1999 balance of $413.5 million. At March 31, 2000 and December 31, 1999, commercial loans as a percentage of total loans remained steady at 46%, up from 41% at March 31, 1999.

Earnings Summary

Net income for the three months ended March 31, 2000 was $1.5 million, or $0.146 per diluted share, compared to $1.1 million, or $0.100 per diluted share, for the same period last year representing an increase of 36%. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the quarter ended March 31, 2000 were $1.55 million, or $0.156 per diluted share compared with $0.109 per diluted share for the same quarter last year. The increase in net income was primarily attributable to growth in the net interest margin resulting from the more favorable mix of earning assets.

Net Interest Income

Net interest income for the three months ended March 31, 2000 increased 15% to $6.3 million from $5.5 million for the same quarter in 1999. This increase was due to the expansion of gross loans to $440.0 million at March 31, 2000 from $330.7 million at March 31, 1999. The $109.9 million increase in loans was partially funded with a reduction of $40.7 million in lower yielding interest bearing overnight funds and investments.

Net interest margin (net interest income divided by average interest earning assets) widened to 5.37% for the current quarter from 5.26% for the same quarter last year. The average yield on earning assets was 8.78% for the current quarter from 8.39% for the quarter ended March 1999. The increase in net interest margin and the yield on earning assets reflect the change in the mix of earning assets from investments to higher yielding commercial loans. Our cost of funds increased to 4.30% for the current quarter from 4.07% for the March 1999 quarter due to our own increased demand for funds, higher interest rates and a very competitive market for deposits. Deposits increased $65.6 million to $414.0 million at March 31, 2000, compared with $348.4 at March 31, 1999. Included in the deposit growth is $45.3 million in public funds (predominately with the State of Washington). FHLB advances increased $17.5 million to $18.2 million at March 31, 2000 from $0.7 million at March 31, 1999. Public deposits and FHLB advances typically carry higher rates than consumer deposits and therefore can have a negative impact on the cost of funds.

Provision for Loan Losses

The provision for loan losses was increased to $195,000 for the current quarter from $102,000 for the March 1999 quarter. The increase was necessary to ensure that we maintain our allowance for loan losses at an adequate level given our loan growth and changes in our loan portfolio mix.

Noninterest Income

Noninterest income decreased 18.2% to $0.9 million for the three months ended March 31, 2000, compared with $1.1 million for the same quarter in 1999. This decrease was attributable to a 76% decrease in the volume of mortgage loans sold. Sales were reduced due to significantly lower mortgage loan originations during the first quarter of 2000 compared with the first quarter of 1999.

Noninterest Expense

Noninterest expense increased only 2% to $4.8 million for the first quarter 2000, compared to $4.7 million for first quarter 1999. The efficiency ratio for the quarter ended March 31, 2000 improved to 67.11% from 71.82% for the comparable quarter in 1999. The improvement was the result of growth in net interest revenue along with modest growth in noninterest expense.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $440.0 million at March 31, 2000 from $417.8 million at December 31, 1999.

                                                                    (in thousands)
                                                    At                            At
                                               December 31,       % of        March  31,       % of
                                                   1999          Total          2000          Total
                                             ------------------------------------------------------
Commercial                                      $192,088         45.98%       $202,066        45.93%
Real estate mortgages
   One-to-four family residential                 97,907         23.44         100,574        22.86
   Five or more family and commercial
          properties                              94,242         22.56         100,481        22.84
                                             ------------------------------------------------------
      Total real estate mortgages                192,149         46.00         201,055        45.70
Real estate construction
   One-to-four family residential                 23,293          5.58          25,075         5.70
   Five or more family and commercial
          properties                               7,537          1.80           8,901         2.02
                                             ------------------------------------------------------
      Total real estate construction              30,830          7.38          33,976         7.72
Consumer                                           4,273          1.02           4,498         1.02
                                             ------------------------------------------------------
Gross loans                                      419,339        100.38%        441,595       100.37%
Less: deferred loan fees                          (1,578)        (0.38)         (1,616)       (0.37)
                                             ------------------------------------------------------
          Total loans                           $417,761        100.00%       $439,979       100.00%
                                             ======================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.

                                                          At            At
                                                     December 31,    March 31,
                                                         1999          2000
                                                     =========================
                                                       (Dollars in thousands)
Nonaccrual loans                                          $ 1,804        1,803
Restructured loans                                              -            -
                                                     -------------------------
     Total nonperforming loans                              1,804        1,803
Real estate owned                                               -            -
                                                     -------------------------
     Total nonperforming assets                           $ 1,804        1,803
                                                     =========================

Accruing loans past due 90 days or more                   $     -            -
Potential problem loans                                     2,826        2,578
Allowance for loan losses                                   4,263        4,475
Nonperforming loans to loans                                 0.43%        0.41%
Allowance for loan losses to loans                           1.02%        1.02%
Allowance for loan losses to nonperforming loans           236.27%      248.25%
Nonperforming assets to total assets                         0.35%        0.34%

Nonperforming loans were down slightly to $1,803,000, or 0.34% of total loans, at March 31, 2000 from $1,804,000, or 0.35% of total loans, at December 31, 1999.

Analysis of Allowance for Loan Losses

The allowance for loan losses is maintained at a level we consider adequate to provide for reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, holding and disposal costs, and costs of capital. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged off, net of recoveries.

While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table summarizes the changes in our allowance for loan losses:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1999            2000
                                                  ----------------------------
Total loans outstanding at end of period (1)        $330,701        439,978
Average loans outstanding during period              329,088        424,952
Allowance balance at beginning of period               3,957          4,263
Provision for loan losses                                102            195
Charge-offs
     Real estate                                           -              -
     Commercial                                            -              -
     Agriculture                                           -             (8)
     Consumer                                             (3)            (3)
                                                    -----------------------
          Total charge-offs                               (3)           (11)
                                                    -----------------------

Recoveries
     Real estate                                           -             22
     Commercial                                           30              6
     Consumer                                              -              -
                                                    -----------------------
          Total recoveries                                30             28
                                                    -----------------------
               Net (charge-offs) recoveries               27             17
                                                    -----------------------

Allowance balance at end of period                  $  4,086          4,475
Allowance for loan loss to loans                        1.02%          1.02%
     Ratio of net (charge-offs) recoveries during
      period to average loans outstanding             (0.008%)       (0.004%)
                                                    =======================
__________
(1)  Includes loans held for sale

While pursuing our growth strategy, we will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset
quality.   The allowance for loan losses during the quarter ended March 31, 2000 increased $212,000 to $4.5 million. The growth in the allowance was due to the $195,000 provision and $17,000 in net recoveries during the quarter.

Liquidity and Source of Funds

Our primary sources of funds are customer deposits, public fund deposits, loan repayments, loan sales, maturing investment securities and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At March 31, 2000, cash and cash equivalents totaled $17.7 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $36.8 million, or 6.9% of total assets. At March 31, 2000, we maintained a credit facility with the FHLB of Seattle for up to 20% of Heritage Bank's assets or $93.3 million (of which $18.2 million was outstanding at that date).


Capital

Stockholders' equity at March 31, 2000 was $91.8 million compared with $95.3 million at December 31, 1999. During the period we repurchased $4.2 million of Heritage Financial Corporation stock, declared a cash dividend of $722,000 (7.5 cents per share, to shareholders of record on April 14, 2000), had quarterly income of $1.5 million, recorded $70,000 in unrealized losses on securities available for sale, and our employees exercised stock options of $72,000

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2000, our leverage ratio was 16.6%, compared with 18.8% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 19.0% and 20.0%, respectively, at March 31, 2000 compared with 21.1% and 22.1%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at March 31, 2000.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has been no material change in our interest rate risk exposure since our most recent year end at December 31, 1999.

We do not maintain a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

a.   See EXHIBIT 27-Financial Data Schedule.

b. On February 18, 2000, the Registrant filed a report on Form 8-K announcing that our Board of Directors had authorized the purchase of an additional 10% of our outstanding shares.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HERITAGE FINANCIAL CORPORATION



Date: May 9, 2000            by  /s/ Donald V. Rhodes
                                 ---------------------------------
                                 Donald V. Rhodes
                                 Chairman, President and Chief Executive Officer
                                 (Duly Authorized Officer)


                             by  /s/ Edward D. Cameron
                                 ---------------------------------
                                 Edward D. Cameron
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)