Form 10-Q
period 2000-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2000-08-11
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                      OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       [ ]       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 7, 2000 there were outstanding 8,820,157 common shares, with no par value, of the registrant.

                         HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
-------        ---------------------

Item 1.        Condensed Consolidated Financial Statements (Unaudited):     Page
                                                                            ----

               Consolidated Statements of Income for the Three
                Months and Six Months Ended June 30, 1999 and 2000            3

               Consolidated Statements of Financial Condition
                As of December 31, 1999 and June 30, 2000                     4

               Consolidated Statements of Stockholders' Equity for
                the Six Months Ended June 30, 2000 and Comprehensive
                Income for the Three and Six Months Ended June 30,
                1999 and 2000                                                 5

               Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1999 and 2000                       6

               Notes to Condensed Consolidated Financial Statements           7

   Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk    14

PART II.       Other Information
--------       -----------------

   Item 6.     Exhibits and Reports on Form 8-K                              15

 Signatures                                                                  16

                         HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        1999           2000               1999          2000
                                                 --------------------------------    -----------------------------
INTEREST INCOME :
     Loans                                             $7,790         10,180             15,282        19,763
     Investment securities and FHLB dividends             716            644              1,472         1,303
     Interest bearing deposits                            212             53                672           101
                                                       ------         ------             ------        ------
            Total interest income                       8,718         10,877             17,426        21,167
INTEREST EXPENSE :
     Deposits                                           2,997          4,357              6,236         8,322
     Borrowed funds                                         9            308                 19           341
                                                       ------         ------             ------        ------
            Total interest expense                      3,006          4,665              6,255         8,663
                                                       ------         ------             ------        ------
            Net interest income                         5,712          6,212             11,171        12,504
PROVISION FOR LOAN LOSSES                                 102            195                204           390
                                                       ------         ------             ------        ------
    Net interest income after provision
     for loan loss                                      5,610          6,017             10,967        12,114
NONINTEREST INCOME :
     Gains on sales of loans                              294            199                725           294
     Commissions on sales of annuities
         and securities                                    50             50                132            79
     Service charges on deposits                          340            398                674           754
     Rental income                                         49             58                 98           117
     Other income                                         282            369                473           710
                                                       ------         ------             ------        ------
           Total noninterest income                     1,015          1,074              2,102         1,954
NONINTEREST EXPENSE :
     Salaries and employee benefits                     2,364          2,625              4,862         5,238
     Building occupancy                                   713            767              1,477         1,519
     Data processing                                      334            307                607           608
     Marketing                                            142            124                278           194
     Goodwill Amortization                                147            145                292           289
     Other                                              1,146            941              2,032         1,874
                                                       ------         ------             ------        ------
           Total noninterest expense                    4,846          4,909              9,548         9,722
                                                       ------         ------             ------        ------
      Income before federal income tax                  1,779          2,182              3,521         4,346
       Federal income tax                                 647            709              1,283         1,414
                                                       ------         ------             ------        ------
          Net income                                   $1,132          1,473              2,238         2,932
                                                       ======         ======             ======        ======

Earnings per share :
   Basic                                               $0.105          0.158              0.207         0.307
   Diluted                                             $0.103          0.156              0.203         0.302


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                December 31,           June 30,
                                                                                    1999                 2000
                                                                           ----------------------------------------
                                 Assets
Cash on hand and in banks                                                              $ 17,596              16,197
Interest earning deposits                                                                   949               1,618
Federal funds sold                                                                        2,100                   -
Investment securities available for sale                                                 36,378              35,850
Investment securities held to maturity                                                    6,165               5,583
Loans held for sale                                                                         589               3,571
Loans receivable                                                                        417,173             445,068
Less:  Allowance for loan losses                                                         (4,264)             (4,694)
                                                                           ----------------------------------------
          Loans, net                                                                    412,909             440,374
Premises and equipment, net                                                              18,874              19,727
Federal Home Loan Bank stock                                                              2,218               2,565
Accrued interest receivable                                                               2,938               3,232
Prepaid expenses and other assets                                                         2,447               1,898
Goodwill                                                                                  7,795               7,506
                                                                           ----------------------------------------
               Total assets                                                            $510,958             538,121
                                                                           ========================================
                  Liabilities and Stockholders' Equity
Deposits                                                                                405,068             430,794
Advances from Federal Home Loan Bank                                                      2,800              14,100
Other borrowings                                                                              8                   3
Advance payments by borrowers for taxes and insurance                                       375                 345
Accrued expenses and other liabilities                                                    6,584               4,564
Deferred Federal income taxes                                                               859                 783
                                                                           ----------------------------------------
               Total liabilities                                                        415,694             450,589
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         10,025,407 shares and 8,896,157 outstanding, respectively                       69,837              60,616
      Unearned compensation ESOP and Other                                               (1,154)             (1,118)
      Retained earnings, substantially restricted                                        26,926              28,417
      Accumulated other comprehensive loss                                                 (345)               (383)
                                                                           ----------------------------------------
               Total stockholders' equity                                                95,264              87,532

Commitments and contingencies                                                                 -                   -
                                                                           ----------------------------------------

               Total liabilities and stockholders' equity                              $510,958             538,121
                                                                           ========================================


     See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        Six Months Ended June 30, 2000
                            (Amounts in Thousands)
                                  (Unaudited)



                                     Number                   Unearned                       Accumulated
                                       of                   compensation                        other              Total
                                     common    Common         ESOP and        Retained      comprehensive       stockholders'
                                     shares     stock           other         earnings          income             equity
                                   -----------------------------------------------------------------------------------------
Balance at December 31, 1999         10,025    $69,837          (1,154)         26,926              (345)             95,264

Earned ESOP shares                        -         (5)             36               -                 -                  31

Stock repurchase                     (1,160)    (9,320)                                                               (9,320)

Exercise of stock options                31        104               -               -                 -                 104

Net income                                -          -               -           2,932                 -               2,932

Decrease in unrealized gain on
 securities available for sale,
 net of tax of $20                        -          -               -               -               (38)                (38)

Cash dividend declared                    -          -               -          (1,441)                -              (1,441)
                                   -----------------------------------------------------------------------------------------
Balance at June 30, 2000              8,896    $60,616          (1,118)         28,417              (383)             87,532
                                   =========================================================================================


                 Comprehensive Income                    Three months ended June 30,    Six months ended June 30,
                                                              1999           2000          1999          2000
                                                       ----------------------------------------------------------
Net income                                                   $1,132          $1,473        $2,238        $2,932
Change in unrealized gain (loss) on securities
     available for sale, net of tax of $165, $17, $179
      and $20                                                  (319)             32         (348)           (38)
                                                       ----------------------------------------------------------

   Comprehensive income                                      $  813          $1,505       $1,890         $2,894
                                                       ==========================================================


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                  1999      2000
Cash flows from operating activities:
     Net income                                                 $  2,238      2,932
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
          Amortization of goodwill                                   292        289
          Depreciation and amortization                              818        853
          Deferred loan fees, net of amortization                    (53)      (307)
          Provision for loan losses                                  204        390
          Net (increase)decrease in loans held for sale            3,483     (2,982)
          Federal Home Loan Bank stock dividends                     (78)       (72)
          Recognition of compensation related to ESOP                 25         31
          Net change in accrued interest receivable,
           prepaid expenses and other assets, and
           accrued expenses and other liabilities                   (594)    (1,827)
                                                               ---------------------
               Net cash provided by (used in)
                operating activities                               6,335       (693)
                                                               ---------------------
Cash flows from investing activities:
     Loans originated, net of principal payments
      and loan sales                                             (37,956)   (27,837)
     Proceeds from maturities of investment
      securities available for sale                                5,650        671
     Proceeds from maturities of investment
      securities held to maturity                                  7,109        584
     Purchase of investment securities available for sale        (11,158)      (476)
     Purchase of investment securities held to maturity             (155)         -
     Purchase of premises and equipment                           (1,160)    (1,424)
                                                               ---------------------
               Net cash used in investing activities             (37,670)   (28,482)
                                                               ---------------------
Cash flows from financing activities:
     Net (increase) decrease in deposits                         (15,692)    25,726
     Net (increase)decrease in borrowed funds                       (365)    11,296
     Net decrease in advance payment by borrowers
      for taxes and insurance                                       (110)       (30)
     Cash dividends paid                                          (1,088)    (1,431)
     Proceeds from exercise of stock options                          94        104
     Stock repurchased                                              (856)    (9,320)
                                                               ---------------------
                Net cash provided by (used in)
                 financing activities                            (18,017)    26,345
                                                               ---------------------
                Net decrease in cash and cash equivalents        (49,352)    (2,830)
Cash and cash equivalents at beginning of period                  70,948     20,645
                                                               ---------------------
Cash and cash equivalents at end of period                      $ 21,596     17,815
                                                               =====================

Supplemental disclosures of cash flow information:
     Cash payments for:
          Interest expense                                      $  6,484      8,185
          Federal income taxes                                     1,400      1,764


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1999 and 2000
                                  (Unaudited)

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

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank (HB) and Central Valley Bank (CVB). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). HB conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). CVB conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

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

(b.)  Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(c).  Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS No. 133. We do not expect that application of SFAS 133 or 138 will have a material effect on our financial position or the results of operations.

The SEC issued Staff Accounting Bulletin No. 101B (SAB 101B). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We will adopt the provisions of SAB 101 in the fourth quarter of 2000 and anticipate that such adoption will not have a material impact on our consolidated financial statements.

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


NOTE 2.  STOCKHOLDERS' EQUITY

a.)  Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                             Three months ended June 30,    Six months ended June 30,
                                                                   1999           2000           1999         2000
                                                          -----------------------------------------------------------
Basic:
   Weighted average shares outstanding                          10,812,170      9,307,816     10,832,188    9,572,270

Diluted:
   Basic weighted average shares outstanding                    10,812,170      9,307,816     10,832,188    9,572,270
   Incremental shares from unexercised stock options               217,428        134,535        225,668      133,586
                                                          -----------------------------------------------------------
   Weighted average shares outstanding                          11,029,598      9,442,351     11,057,856    9,705,856
                                                          ===========================================================

As of June 30, 2000 and 1999 there were anti dilutive options of 92,700 and 96,150 respectively, which were not included in the calculation.

b.   Cash Dividend Declared

On June 16, 2000, we announced a quarterly cash dividend of 8.0 cents per share payable on July 28, 2000 to stockholders of record on July 14, 2000.

c.   Shares Repurchased

As of June 30, 2000 we have repurchased 1,160,000 shares of Heritage Financial Corporation stock at a cost of $9,320,000 during the current fiscal year. On June 28, 2000, our Board of Directors authorized management to obtain approval to acquire an additional 10% of our outstanding shares.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Heritage Financial Corporation. The information contained in this section should be read in conjunction with the Condensed Financial Statements and the accompanying Notes thereto and the December 31, 1999 audited consolidated financial statements and notes thereto included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets increased $27.1 million (5%) during the six months ended June 30, 2000 to $538.1 million from the December 31, 1999 balance of $511.0 million. The asset growth was in lending as net loans increased $30.4 million (7%) to $443.9 million at June 30, 2000 from $413.5 million at December 31, 1999. Consistent with management's efforts to strengthen our commercial lending, commercial loans provided $23.9 million of growth during the recent six month period. To support the growth in lending, deposits increased $25.7 million (6%) for the six months ended June 30, 2000 to $430.8 million from the December 31, 1999 balance of $405.1 million. Other borrowings increased $11.3 million to $14.1 million at June 30, 2000 from $2.8 million at December 31, 1999. The Company also reduced equity during the six months ended June 30, 2000 by repurchasing 1.2 million shares of common stock, reducing equity by $9.3 million.

Earnings Summary

Net income for the six months ended June 30, 2000 was $2,932,000, or $0.302 per diluted share, compared to $2,238,000, or $0.203 per diluted share, for the same period last year representing an increase of 31% in actual earnings and 49% in earnings per share. The difference in the percentage change for actual and earnings per share is the result of the stock repurchase program. Net income for the three months ended June 30, 2000 was $1,473,000, or $0.156 per diluted share, compared to

$1,132,000, or $0.103 per diluted share, for the same period last year representing an increase of 30% in actual earnings and 51% in earnings per share. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the six months ended June 30, 2000 were $3,123,000, or $0.322 per diluted share compared with $2,431,000, or $0.220 per diluted share for the same six month period in 1999. Cash earnings for the quarter ended June 30, 2000 were $1,568,000, or $0.166 per diluted share compared with $1,229,000, or $0.111 per diluted share for the quarter ended June 30, 1999. The increase in net income was primarily attributable to growth in the net interest income resulting from earning assets growth.

Net Interest Income

Net interest income after provision for the six months ended June 30, 2000, increased 10.5% to $12,114,000 from $10,967,000. For the three months ended June 30, 2000, net interest income after provision increased 7.3% to $6,017,000 from $5,610,000 for the same quarter in 1999. This increase was due to the expansion of gross loans to $448.6 million at June 30, 2000 from $361.5 million at June 30, 1999.

Net interest margin (net interest income divided by average interest earning assets) narrowed to 5.23% for the six months ended June 30, 2000 from 5.43% for the six months ended June 30, 1999. The net interest margin narrowed to 5.10% for the current quarter from 5.60% for the same quarter last year. The decrease in margin is attributable to our increased cost of funds. This resulted from a greater user of public deposits and other borrowings. Public deposits averaged $45.5 million for the six months ended June 30, 2000 compared to $0.4 million for the six months ended June 30, 1999. Other borrowings averaged $9.9 million for the six months ended June 30, 2000 compared to $0.7 million for the six months ended June 30, 1999. The average cost of funds for the six months ended June 30, 2000 rose 14% to 4.53% from 3.98% for the same period in 1999. Public deposits averaged $45.8 million for the quarter ended June 30, 2000, compared to $0.7 million for the quarter ended June 30, 1999. Other borrowings averaged $17.8 million for the quarter ended June 30, 2000, compared to $0.6 million for the quarter ended June 30, 1999. The average cost of funds for the quarter ended June 30, 2000 rose 22% to 4.75% from 3.89% for the same period in 1999.

Provision for Loan Losses

For the six months ended June 30, 2000 the loan loss provision was $390,000 compared with $204,000 for the six months ended June 30, 1999. The quarterly provision for loan losses was $195,000 for the current quarter up from $102,000 for the June 1999 quarter. We believe that the increase is necessary to ensure that we maintain our allowance for loan losses at an adequate level to reflect the inherent risk given our loan growth and the changes in our loan portfolio mix.

Noninterest Income

Noninterest income decreased 7.0% to 1,954,000 for the six months ended June 30, 2000 compared with $2,102,000 for the same period in 1999. Noninterest income for the quarter ended June 30, 2000 increased 5.8% to $1,074,000 compared with $1,015,000 for the same quarter in 1999. Year to date the decrease is the result of reduced activity in mortgage banking. Loan sale gains were $294,000 for the six months ended June 30, 2000 compared with $725,000 for the six months ended June 30, 1999. The year to date unfavorable impact was strongest in the first quarter where the gains were $95,000 for the quarter ended March 31, 2000 compared to $432,000 for the quarter ended

March 31, 1999. We have experienced an improvement in the level of activity in the second quarter of 2000 as gain on sales were $199,000, but compared to $294,000 for the quarter ended June 30, 1999 we are not back to levels historically enjoyed by the Company.

Noninterest Expense

Noninterest expense increased 1.8% to $9,722,000 for the six months ended June 30, 2000 compared to $9,548,000 for the six months ended June 30, 1999. Noninterest expense increased 1.3% to $4,909,000 for the quarter ended June 30, 2000 compared to $4,846,000 for quarter ended June 30, 1999. The efficiency ratio for the six months ended June 30, 2000 improved to 67.24% from 71.93% for the comparable six month period in 1999. The efficiency ratio for the quarter ended June 30, 2000 improved to 67.37% from 72.04% for the comparable quarter in 1999. The improvement was the result of growth in net interest income along with only modest growth in noninterest expense.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $448.6 million at June 30, 2000 from $417.8 million at December 31, 1999.

                                                                         (in thousands)
                                                      At              % of                  At             % of
                                               December 31, 1999     Total            June 30, 2000       Total
                                             ------------------------------------------------------------------------

Commercial                                             $192,088         45.98 %               210,453        46.91 %
Real estate mortgages
   One-to-four family residential                        97,907         23.44                 103,824        23.15
   Five or more family and commercial
          properties                                     94,242         22.56                  99,796        22.24
                                             ------------------------------------------------------------------------
      Total real estate mortgages                       192,149         46.00                 203,620        45.39
Real estate construction
   One-to-four family residential                        23,293          5.58                  24,643         5.49
   Five or more family and commercial
          properties                                      7,537          1.80                   6,406         1.43
                                             ------------------------------------------------------------------------
      Total real estate construction                     30,830          7.38                  31,049         6.92
Consumer                                                  4,273          1.02                   5,134         1.14
                                             ------------------------------------------------------------------------
Gross loans                                             419,340        100.38 %               450,256       100.36 %
Less: deferred loan fees                                 (1,578)        (0.38)                 (1,617)       (0.36)
                                             ------------------------------------------------------------------------
          Total loans                                  $417,762        100.00 %               448,639       100.00 %
                                             ========================================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.
                                                               At           At
                                                     December 31,     June 30,
                                                             1999         2000
                                                   -----------------------------
                                                        (Dollars in thousands)
Nonaccrual loans                                          $ 1,804        1,554
Restructured loans                                              -            -
                                                   -----------------------------
     Total nonperforming loans                              1,804        1,554
Real estate owned                                               -            -
                                                   -----------------------------
     Total nonperforming assets                           $ 1,804        1,554
                                                   =============================

Accruing loans past due 90 days or more                   $     -            -
Potential problem loans                                     2,826        2,570
Allowance for loan losses                                   4,263        4,694
Nonperforming loans to loans                                 0.43%        0.35%
Allowance for loan losses to loans                           1.02%        1.05%
Allowance for loan losses to nonperforming loans           236.27%      302.01%
Nonperforming assets to total assets                         0.35%        0.29%

Nonperforming loans were down to $1,554,000, or 0.35% of total loans, at June 30, 2000 from $1,804,000, or 0.43% of total loans, at December 31, 1999.

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

The following table summarizes the changes in our allowance for loan losses:

                                                            Six Months Ended June 30,
                                                              1999               2000
                                                    -------------------------------------
Total loans outstanding at end of period (1)                  $361,516            448,639
Average loans outstanding during period                        337,139            429,349
Allowance balance at beginning of period                         3,957              4,263
Provision for loan losses                                          204                390
Charge-offs
     Real estate                                                     -
     Commercial                                                     (5)                (3)
     Agriculture                                                     -                 (6)
     Consumer                                                       (3)                (2)
                                                    -------------------------------------
          Total charge-offs                                         (8)               (11)
                                                    -------------------------------------

Recoveries
     Real estate                                                    16                 22
     Commercial                                                     30                 29
     Agriculture                                                     -                  1
     Consumer                                                        -                  -
                                                    -------------------------------------
          Total recoveries                                          46                 52
                                                    -------------------------------------
               Net (charge-offs) recoveries                         38                 41
                                                    -------------------------------------

Allowance balance at end of period                            $  4,199              4,694
Allowance for loan loss to loans at June 30, 1999
and 2000                                                          1.16%              1.05%

     Ratio of net (charge-offs) recoveries during
     period to average loans outstanding                         0.011%             0.009%
                                                    =====================================

__________
(1)  Includes loans held for sale

While pursuing our growth strategy, we will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2000 increased $431,000 to $4.7 million. The growth in the allowance was due to the $390,000 provision and $41,000 in net recoveries during the quarter.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At June 30, 2000, cash and cash equivalents totaled $17.8 million (3.3% of total assets), and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $37.5 million (7.0% of total assets). At June 30, 2000, we maintained a combined credit facility with the FHLB of Seattle for Heritage Bank and Central Valley Bank of $100.1 million (of which $14.1 million was outstanding at that date).

Capital

Stockholders' equity at June 30, 2000 was $87.5 million compared with $95.3 million at December 31, 1999. During the period we repurchased $9.3 million of Heritage Financial Corporation stock, declared two cash dividends totaling $1.4 million (7.5 cents per share, to shareholders of record on April 14, 2000 and 8.0 cents per share to shareholders of record on July 14, 2000), had semi-annual income of $2.9 million, recorded $38,000 in unrealized losses on securities available for sale, and our employees and directors exercised stock options of $104,000.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2000, our leverage ratio was 15.3%, compared with 18.8% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 17.8% and 18.8%, respectively, at June 30, 2000 compared with 21.1% and 22.1%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at June 30, 2000.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The annual meeting of shareholders of Heritage Financial Corporation was held on May 1, 2000.

     b. The following directors were elected to service for a term of three years: Lynn M. Brunton, Melvin R. Lewis, and Philip S. Weigand. Elected to a service term of one year was Peter Fluetsch.

     c. For the election of directors, the number of votes cast for and withheld for each director was as follows:

                                      For          Withheld
                               -------------------------------
Lynn M. Brunton                       8,252,580         94,816
Melvin R. Lewis                       8,247,330        100,066
Philip S. Weigand                     8,245,704        101,692
Peter Fluetsch                        8,238,431        108,965


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     a.  See EXHIBIT 27-Financial Data Schedule.

     b. On May 24, 2000, the Registrant filed a report on Form 8-K announcing that our Board of Directors had elected Brian Charneski to the position of director of the Corporation.

     c. On June 28, 2000, the Registrant filed a report on Form 8-K announcing that our Board of Directors had authorized management to obtain approval to acquire an additional 10% of our outstanding shares.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HERITAGE FINANCIAL CORPORATION



Date: Aug 11, 2000                    by  /s/ Donald V. Rhodes
                                          --------------------------
                                          Donald V. Rhodes
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Duly Authorized Officer)


                                      by  /s/ Edward D. Cameron
                                          --------------------------
                                          Edward D. Cameron
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)