Form 10-Q
period 2000-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2000-11-07
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         [X]            SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 1, 2000 there were outstanding 8,495,612 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
-------        ---------------------


Item 1.        Condensed Consolidated Financial Statements (Unaudited):                              Page
                                                                                                     ----

               Consolidated Statements of Income for the  Three
                Months and Nine Months Ended September 30, 1999 and 2000                               3

               Consolidated Statements of Financial Condition
                As of December 31, 1999 and September 30, 2000                                         4

               Consolidated Statements of Stockholders' Equity for the  Nine Months Ended
                September 30, 2000 and Comprehensive Income for the Three and Nine Months
                Ended September 30, 1999 and 2000                                                      5

               Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1999 and 2000                                          6

               Notes to Condensed Consolidated Financial Statements                                    7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                          10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                             15

PART II.       Other Information

   Item 6.     Exhibits and Reports on Form 8-K                                                       16


 Signatures                                                                                           17

                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                                 1999           2000              1999          2000
                                                           ---------------------------       -------------------------
INTEREST INCOME:
  Loans                                                          $8,519         10,609            23,801        30,371
  Investment securities and FHLB dividends                          679            643             2,151         1,946
  Interest bearing deposits                                          63             46               735           148
                                                                 ------         ------            ------        ------
     Total interest income                                        9,261         11,298            26,687        32,465
INTEREST EXPENSE:
  Deposits                                                        3,194          5,030             9,430        13,352
  Borrowed funds                                                     11            135                30           476
                                                                 ------         ------            ------        ------
     Total interest expense                                       3,205          5,165             9,460        13,828
                                                                 ------         ------            ------        ------
     Net interest income                                          6,056          6,133            17,227        18,637
PROVISION FOR LOAN LOSSES                                           102            195               306           585
                                                                 ------         ------            ------        ------
     Net interest income after provision for loan loss            5,954          5,938            16,921        18,052
NONINTEREST INCOME:
  Gains on sales of loans                                           209            189               935           483
  Commissions on sales of annuities
    and securities                                                   23             83               155           162
  Service charges on deposits                                       349            425             1,023         1,179
  Rental income                                                      54             60               152           177
  Other income                                                      383            392               855         1,102
                                                                 ------         ------            ------        ------
     Total noninterest income                                     1,018          1,149             3,120         3,103
NONINTEREST EXPENSE:
  Salaries and employee benefits                                  2,396          2,445             7,257         7,683
  Building occupancy                                                719            779             2,200         2,298
  Data processing                                                   322            303               929           911
  Marketing                                                          95             96               372           290
  Goodwill Amortization                                             144            144               433           433
  Business and occupation tax                                       141            151               462           424
  Office supplies and printing                                       91             98               374           308
  Other                                                             907            809             2,336         2,200
                                                                 ------         ------            ------        ------
     Total noninterest expense                                    4,815          4,825            14,363        14,547
                                                                 ------         ------            ------        ------
  Income before federal income tax                                2,157          2,262             5,678         6,608
   Federal income tax                                               777            756             2,060         2,169
                                                                 ------         ------            ------        ------
     Net income                                                  $1,380          1,506             3,618         4,439
                                                                 ======         ======            ======        ======

Earnings per share:
 Basic                                                           $0.128          0.172             0.335         0.479
 Diluted                                                         $0.126          0.169             0.329         0.471



     See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   December 31,        September 30,
                                                                                       1999                2000
                                                                              --------------------------------------
                                    Assets
Cash on hand and in banks                                                     $          17,596               16,503
Interest earning deposits                                                                   949                   24
Federal funds sold                                                                        2,100                  200
Investment securities available for sale                                                 36,378               36,092
Investment securities held to maturity                                                    6,165                5,513
Loans held for sale                                                                         589                2,902
Loans receivable                                                                        417,173              468,693
Less:  Allowance for loan losses                                                         (4,264)              (4,889)
                                                                              --------------------------------------
          Loans, net                                                                    412,909              463,804
Premises and equipment, net                                                              18,874               19,753
Federal Home Loan Bank stock                                                              2,218                2,604
Accrued interest receivable                                                               2,938                3,725
Prepaid expenses and other assets                                                         2,447                3,233
Goodwill                                                                                  7,795                7,362
                                                                              --------------------------------------
               Total assets                                                   $         510,958              561,715
                                                                              ======================================
                       Liabilities and Stockholders' Equity
Deposits                                                                                405,068              458,273
Advances from Federal Home Loan Bank                                                      2,800               11,160
Other borrowings                                                                              8                    -
Advance payments by borrowers for taxes and insurance                                       375                  563
Accrued expenses and other liabilities                                                    6,584                5,553
Deferred Federal income taxes                                                               859                  885
                                                                              --------------------------------------
               Total liabilities                                                        415,694              476,434
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         10,025,407 shares and 8,549,332 outstanding, respectively                       69,837               57,310
      Unearned compensation ESOP and Other                                               (1,154)              (1,096)
      Retained earnings, substantially restricted                                        26,926               29,253
      Accumulated other comprehensive loss                                                 (345)                (186)
                                                                              --------------------------------------
               Total stockholders' equity                                                95,264               85,281

Commitments and contingencies                                                                 -                    -
                                                                              --------------------------------------

               Total liabilities and stockholders' equity                     $         510,958              561,715
                                                                              ======================================

     See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     Nine Months Ended September 30, 2000
                            (Amounts in Thousands)
                                  (Unaudited)

                                      Number                    Unearned                  Accumulated
                                        of                    compensation                   other             Total
                                      common      Common        ESOP and    Retained     comprehensive     stockholders'
                                      shares      stock           other     earnings        income            equity
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1999           10,025    $ 69,837       (1,154)      26,926          (345)             95,264

Earned ESOP shares                          -          (5)          58            -             -                  53

Stock repurchase                       (1,510)    (12,636)                                                    (12,636)

Exercise of stock options                  34         114            -            -             -                 114

Net income                                  -           -            -        4,439             -               4,439

Decrease in unrealized loss on
securities available for sale,
net of tax of $82                           -           -            -            -           159                 159

Cash dividend declared                      -           -            -       (2,112)            -              (2,112)

                                  ------------------------------------------------------------------------------------

Balance at September 30, 2000           8,549    $ 57,310       (1,096)      29,253          (186)             85,281
                                  ====================================================================================

                                                             Three months ended                    Nine months ended
                   Comprehensive Income                         September 30,                         September 30,
                                                           1999              2000               1999                2000
                                                      ---------------- ----------------- -------------------- ------------------
Net income                                                  $    1,380         $   1,506            $   3,618         $    4,439
Change in unrealized gain (loss) on securities
     available for sale, net of tax of $17, $101,
     ($162) and $82                                                 33               197                 (315)               159
                                                      --------------------------------------------------------------------------

   Comprehensive income                                     $    1,413         $   1,703            $   3,303         $    4,598
                                                      ==========================================================================

         See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                    -------------------------
                                                                                                        1999        2000
Cash flows from operating activities:
       Net income                                                                                       $  3,618       4,439
       Adjustments to reconcile net income to net cash provided by(used in)
            operating activities
                Amortization of goodwill                                                                     439         433
                Depreciation and amortization                                                              1,199       1,002
                Deferred loan fees, net of amortization                                                     (129)        (84)
                Provision for loan losses                                                                    306         585
                Net (increase)decrease in loans held for sale                                              5,783      (2,313)
                Federal Home Loan Bank stock dividends                                                      (117)       (111)
                Recognition of compensation related to ESOP                                                   51          53
                Net change in accrued interest receivable, prepaid expenses and
                     other assets, and accrued expenses and other liabilities                                258      (2,645)
                                                                                                    -------------------------
                           Net cash provided by(used in) operating activities                             11,408       1,359
                                                                                                    -------------------------
Cash flows from investing activities:
       Loans originated, net of principal payments and loan sales                                        (73,097)    (51,396)
       Proceeds from maturities of investment securities available for sale                                7,247         730
       Proceeds from maturities of investment securities held to maturity                                  8,777         656
       Purchase of investment securities available for sale                                              (12,557)       (476)
       Purchase of investment securities held to maturity                                                   (155)          -
       Purchase of premises and equipment                                                                 (1,746)     (1,884)
                                                                                                    -------------------------
                           Net cash used in investing activities                                         (71,531)    (52,370)
                                                                                                    -------------------------
Cash flows from financing activities:
       Net (increase)decrease in deposits                                                                (11,399)     53,205
       Net (increase)decrease in borrowed funds                                                             (695)      8,352
       Net decrease in advance payment by borrowers for taxes
            and insurance                                                                                   (104)        188
       Cash dividends paid                                                                                (1,733)     (2,130)
       Proceeds from exercise of stock options                                                               199         114
       Stock repurchased                                                                                    (856)    (12,636)
                                                                                                    -------------------------
                           Net cash provided by (used in) financing activities                            (8,418)     47,093
                                                                                                    -------------------------
                           Net decrease in cash and cash equivalents                                     (51,705)     (3,918)
Cash and cash equivalents at beginning of period                                                          70,948      20,645
                                                                                                    -------------------------
Cash and cash equivalents at end of period                                                              $ 19,243      16,727
                                                                                                    =========================

Supplemental disclosures of cash flow information:
       Cash payments for:
            Interest expense                                                                            $  9,256      13,114
            Federal income taxes                                                                           2,023       2,321

See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended September 30, 1999 and 2000
                                  (Unaudited)

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

The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank (HB) and Central Valley Bank (CVB). Heritage Bank is a Washington State-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). HB conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). CVB conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

The Company's business consists primarily of focusing on lending and deposit relationships with small businesses and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State. The Company also makes residential construction loans, income property loans and consumer loans.

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 1999 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(c.) Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of

FASB Statement No. 133, which makes minor modifications to SFAS No. 133. We do not expect that the application of SFAS 133 or 138 will have a material effect on our financial position or the results of operations.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and became effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We adopted Interpretation No. 44 on July 1, 2000, and it did not have a material impact on our consolidated financial statements.


NOTE 2.   STOCKHOLDERS' EQUITY

a.  Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                                    Three months ended         Nine months ended
                                                                       September 30,              September 30,
                                                                  1999           2000           1999         2000
                                                          -----------------------------------------------------------
Basic:
   Weighted average shares outstanding                          10,791,666      8,737,695     10,818,576    9,290,418

Diluted:
   Basic weighted average shares outstanding                    10,791,666      8,737,695     10,818,576    9,290,418
   Incremental shares from unexercised stock options               185,472        172,803        190,694      145,521
                                                          -----------------------------------------------------------
   Weighted average shares outstanding                          10,977,138      8,910,498     11,009,270    9,435,939
                                                          ===========================================================

As of September 30, 2000 and 1999 there were anti dilutive options of 96,150 and 92,700 respectively, which were not included in the calculation.

b.  Cash Dividend Declared

On September 21, 2000, we announced a quarterly cash dividend of 8.5 cents per share payable on October 27, 2000 to stockholders of record on October 16, 2000.

c.  Shares Repurchased

As of September 30, 2000 we have repurchased 1,510,000 shares of Heritage Financial Corporation stock at a cost of $12,636,000 during the current fiscal year. On August 16, 2000, our Board of Directors announced that it authorized management to repurchase an additional 10% of our outstanding shares subject to regulatory approval. This represents the third stock repurchase program since October 1999 and is expected to be completed over an eighteen month period.

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

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors, which could affect our financial results, are included in filings by the company with the Securities and Exchange Commission.

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

Financial Condition Data

Total assets increased $50.7 million (10%) during the nine months ended September 30, 2000 to $561.7 million from the December 31, 1999 balance of $511.0 million. The asset growth was in lending as net loans increased $53.2 million (13%) to $466.7 million at September 30, 2000 from $413.5 million at December 31, 1999. Consistent with management's efforts to continue to increase our business customer base, commercial loans provided $36.0 million of that
growth.   To support the growth in lending, deposits increased $53.2 million
(13%) for the nine months ended September 30, 2000 to $458.3 million from the December 31, 1999 balance of $405.1 million. Other borrowings increased $8.4 million to $11.2 million at September 30, 2000 from $2.8 million at December 31, 1999. The Company also reduced equity during the nine months ended September 30, 2000 by repurchasing 1.5 million shares of common stock, reducing equity by $12.6 million.

Earnings Summary

Net income for the nine months ended September 30, 2000 was $4,439,000, or $0.471 per diluted share, compared to $3,618,000, or $0.329 per diluted share, for the same period last year representing an increase of 23% in actual earnings and 43% in diluted earnings per share. The difference in the percentage change for actual earnings and earnings per share is the result of the stock repurchase program. The year to date increase in net income was primarily attributable to growth in the net interest income resulting from earning assets growth. Net income for the three months ended September 30, 2000 was $1,506,000, or $0.169 per diluted share, compared to $1,380,000, or $0.126 per diluted share, for the same period last year representing an increase of 9% in actual earnings and 34% in earnings per share. The quarterly increase in net income was primarily attributable to increased fee income from growth in deposit and service activities. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the nine months ended September 30, 2000 were $4,724,000, or $0.501 per diluted share compared with $3,908,000, or $0.355 per diluted share for the same nine month period in 1999. Cash earnings for the quarter ended September 30, 2000 were $1,602,000, or $0.179 per diluted share compared with $1,477,000, or $0.135 per diluted share for the quarter ended September 30, 1999.


Net Interest Income

Net interest income before provision for loan loss for the nine months ended September 30, 2000, increased 8.2% to $18,637,000 from $17,227,000. For the three months ended September 30, 2000, net interest income before provision increased 1.3% to $6,133,000 from $6,056,000 for the same quarter in 1999. This increase was due to the expansion of gross loans to $471.6 million at September 30, 2000 from $394.5 million at September 30, 1999.

Net interest margin (net interest income divided by average interest earning assets) narrowed to 5.13% for the nine months ended September 30, 2000 from 5.50% for the nine months ended September 30, 1999. The lower margin resulted from increased use of higher costing funds to support our loan growth and reduced capital through the stock repurchase. Certificates of Deposit averaged $220.3 million costing 5.86% for the first nine months of 2000, compared with $159.7 million costing 4.95% for the same period in 1999. Our overall cost of funds increased to 4.72% for the nine months ended September 30, 2000, from 3.96% for the nine months ended September 30, 1999. The net interest margin narrowed to 4.92% for the current quarter from 5.64% for the same quarter last year. Certificates of Deposit averaged $233.7 million costing 6.34% for the quarter ended September 30, 2000, compared to $162.2 million in average balances costing 4.88% for the same quarter in 1999. Our overall cost of funds increased to 5.08% for the quarter ended September 30, 2000, from 3.92% for the quarter ended September 30, 1999.

Provision for Loan Losses

For the nine months ended September 30, 2000 the loan loss provision was $585,000 compared with $306,000 for the nine months ended September 30, 1999. The quarterly provision for loan losses was $195,000 for the current quarter up from $102,000 for the September 1999 quarter. We believe that the increase is prudent to ensure that we maintain our allowance for loan losses at an adequate level to reflect our loan growth and the changes in our loan portfolio mix.

Noninterest Income

Noninterest income decreased 0.5% to 3,103,000 for the nine months ended September 30, 2000 compared with $3,120,000 for the same period in 1999. The decrease is the result of reduced activity in mortgage banking. Loan sale gains were $483,000 for the nine months ended September 30, 2000 compared with $935,000 for the nine months ended September 30, 1999. The impact was most prominent in the first quarter where the gains were $95,000 for the quarter ended March 31, 2000 compared to $432,000 for the quarter ended March 31, 1999. Noninterest income for the quarter ended September 30, 2000 increased 13.0% to $1,149,000 compared with $1,018,000 for the same quarter in 1999. This increase resulted from additional income from service charges on deposits and fee product commissions. Service charges on deposits increased 22% to $425,000 for the quarter ended September 30, 2000 compared to $349,000 for the quarter ended September 30, 1999. Fee product commissions increased 260% to $83,000 for the quarter ended September 30, 2000 compared to $23,000 for the quarter ended September 30, 1999 due to low production of fee product sales in the third period of 1999.

Noninterest Expense

Noninterest expense increased 1.3% to $14,547,000 for the nine months ended September 30, 2000 compared to $14,363,000 for the nine months ended September 30, 1999. Noninterest expense increased a slight 0.2% to $4,825,000 for the quarter ended September 30, 2000 compared to $4,815,000 for quarter ended September 30, 1999. The efficiency ratio for the nine months ended September 30, 2000 improved to 66.92% from 70.59% for the comparable nine month period in 1999. The efficiency ratio for the quarter ended September 30, 2000 improved to 66.26% from 68.06% for the comparable quarter in 1999. The improvement resulted from increased revenue coupled with flat noninterest expense.

Lending Activities

Commercial loans now represent the largest segment of our loan portfolio. As indicated in the table below, total loans increased to $471.6 million at September 30, 2000 from $417.8 million at December 31, 1999.


                                                                         (in thousands)
                                                        At                                At
                                                    December 31,       % of          September 30,   % of
                                                       1999            Total             2000        Total
                                                   ----------------------------------------------------------
Commercial                                             $192,088        45.98%           228,044       48.36%
Real estate mortgages
   One-to-four family residential                        97,907        23.44            106,367       22.55
   Five or more family and commercial
          properties                                     94,242        22.56            106,924       22.67
                                                   --------------------------------------------------------
      Total real estate mortgages                       192,149        46.00            213,291       45.22
Real estate construction
   One-to-four family residential                        23,293         5.58             24,847        5.27
   Five or more family and commercial
          properties                                      7,537         1.80              1,321        0.28
                                                   --------------------------------------------------------
      Total real estate construction                     30,830         7.38             26,168        5.55
Consumer                                                  4,273         1.02              5,754        1.22
                                                   --------------------------------------------------------
Gross loans                                             419,340       100.38%           473,257      100.35%
Less: deferred loan fees                                 (1,578)       (0.38)            (1,662)      (0.35)
                                                   --------------------------------------------------------
          Total loans                                  $417,762       100.00%           471,595      100.00%
                                                   ========================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.

                                                                         At                       At
                                                                    December 31,             September 30,
                                                                        1999                     2000
                                                                  ------------------------------------------
                                                                           (Dollars in thousands)
Nonaccrual loans                                                     $     1,804                   1,657
Restructured loans                                                             -                       -
                                                                  ------------------------------------------
     Total nonperforming loans                                             1,804                   1,657
Real estate owned                                                              -                       -
                                                                  ------------------------------------------
     Total nonperforming assets                                      $     1,804                   1,657
                                                                  ==========================================

Accruing loans past due 90 days or more                              $         -                       -
Potential problem loans                                                    2,826                   1,813
Allowance for loan losses                                                  4,264                   4,889
Nonperforming loans to loans                                                0.43%                   0.35%
Allowance for loan losses to loans                                          1.02%                   1.04%
Allowance for loan losses to nonperforming loans                          236.27%                 295.08%
Nonperforming assets to total assets                                        0.35%                   0.29%

Nonperforming loans were down to $1,657,000, or 0.35% of total loans, at September 30, 2000 from $1,804,000, or 0.43% of total loans, at December 31, 1999.

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

The following table summarizes the changes in our allowance for loan losses:

                                                                  Nine Months Ended September 30,
                                                                 1999                         2000
                                                            -----------------------------------------
                                                                       (Dollars in thousands)
Total loans outstanding at end of period (1)                 $   394,491                     471,595
Average loans outstanding during period                          347,911                     436,768
Allowance balance at beginning of period                           3,957                       4,264
Provision for loan losses                                            306                         585
Charge-offs
     Real estate                                                      (1)
     Commercial                                                       (7)                         (3)
     Agriculture                                                       -                          (6)
     Consumer                                                         (5)                         (2)
                                                            -----------------------------------------
          Total charge-offs                                          (13)                        (11)
                                                            -----------------------------------------

Recoveries
     Real estate                                                      16                          22
     Commercial                                                       91                          28
     Agriculture                                                       -                           1
     Consumer                                                          3                           -
                                                            -----------------------------------------
          Total recoveries                                           110                          51
                                                            -----------------------------------------
               Net (charge-offs) recoveries                           97                          40
                                                            -----------------------------------------

Allowance balance at end of period                           $     4,360                       4,889
                                                            =========================================
Allowance for loan loss to loans at September 30,
 1999 and 2000                                                      1.11%                       1.04%

     Ratio of net (charge-offs) recoveries during
      period to average loans outstanding                          0.028%                      0.009%
                                                            =========================================

____________
(1)  Includes loans held for sale

While pursuing our growth strategy, we will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset
quality.   The allowance for loan losses during the nine months ended September
30, 2000 increased $625,000 to $4.9 million. The growth in the allowance was due to the $585,000 provision and $40,000 in net recoveries during the period.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At September 30, 2000, cash and cash equivalents totaled $16.7 million (3.0% of total assets), and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $37.4 million (6.7% of total assets). At September 30, 2000, we maintained a combined credit facility with the FHLB of Seattle for Heritage Bank and Central Valley Bank of $104.7 million (of which $11.2 million was outstanding at that date).

Capital

Stockholders' equity at September 30, 2000 was $85.3 million compared with $95.3 million at December 31, 1999. During the period we repurchased $12.6 million of Heritage Financial Corporation stock, declared three cash dividends totaling $2.1 million (7.5 cents per share, to shareholders of record on April 14, 2000, 8.0 cents per share to shareholders of record on July 14, 2000, and 8.5 cents per share to shareholders of record on October 16, 2000), had year to date income of $4.4 million, recorded $158,000 in reduced unrealized losses on securities available for sale net of tax, and our employees and directors exercised stock options of $114,000.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2000, our leverage ratio was 14.4%, compared with 18.8% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 16.9% and 17.9%, respectively, at September 30, 2000 compared with 21.1% and 22.1%, respectively, at December 31, 1999.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at September 30, 2000.

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

     b.   There were no 8-K filings for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HERITAGE FINANCIAL CORPORATION



Date: November 7, 2000    by  /s/ Donald V. Rhodes
                              --------------------------------------------------
                              Donald V. Rhodes
                              Chairman, President and Chief Executive Officer
                              (Duly Authorized Officer)


                          by  /s/ Edward D. Cameron
                              --------------------------------------------------
                              Edward D. Cameron
                              Vice President and Treasurer
                              (Principal Financial and Accounting Officer)