Form 10-K
period 2000-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2001-03-20
CIK 1046025

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

    For the fiscal year ended December 31, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant is $56,460,868 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 2, 2001.

  The Registrant had 8,161,005 shares of common stock outstanding as of March 2, 2001.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement dated March 22, 2001 for the 2001 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                               December 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    3

          LENDING ACTIVITIES............................................    4

          INVESTMENT ACTIVITIES.........................................   11

          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS.................   13

          SUPERVISION AND REGULATION....................................   17

          COMPETITION...................................................   21

 ITEM 2.  PROPERTIES....................................................   22

 ITEM 3.  LEGAL PROCEEDINGS ............................................   22

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   22

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   23

 ITEM 6.  SELECTED FINANCIAL DATA.......................................   24

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   25

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   36

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   37

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES....................................   37

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   38

 ITEM 11. EXECUTIVE COMPENSATION........................................   38

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   38

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   38

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 10-K....................................................   39

ITEM 1. BUSINESS

General

  Heritage Financial Corporation, Inc. is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (the "Conversion").

  We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries:
Heritage Savings Bank and Central Valley Bank, N.A. Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

  Our business consists primarily of focusing on lending and deposit relationships with small businesses including agribusiness and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction, income property, and consumer loans.

  On March 5, 1999, we merged with Washington Independent Bancshares, Inc. whose wholly owned subsidiary was Central Valley Bank. In that merger we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent common stock. This merger was accounted for as a pooling of interests and accordingly, our financial information reported herein has been restated to include the accounts and results of operations of Washington Independent Bancshares for all periods presented. Effective June 12, 1998 we acquired North Pacific Bank in a transaction accounted for as a purchase. North Pacific Bank was a Washington-chartered commercial bank, which was merged into Heritage Bank effective November 20, 1998.

  Effective with the year ending December 31, 1998 we changed our fiscal year end from June 30th to December 31st. On December 31, 1998, we filed a Transition Report Form 10-K with the SEC reporting for the six month period ended December 31, 1998. This filing of Form 10-K for the fiscal year ended December 31, 2000 will be the second full twelve month period filed with a calendar year ending. Throughout this report every effort has been made to clarify the accounting period being referenced (i.e. six months ending December 31, 1998 or year ending June 30, 1998 etc.) and when appropriate year to year comparisons are made that reflect equivalent twelve month periods (i.e. twelve months ending December 31, 1998 to twelve months ending December 31, 1999).

Market Areas

  We offer financial services to meet the needs of the communities we serve through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank from twelve full service offices, six in Pierce County, five in Thurston County and one in Mason County. Heritage Bank has two mortgage origination offices, one in Thurston County and one in Pierce County, both of which operate within banking offices. Central Valley Bank from six full service offices, five in Yakima County, and one in Kittitas County.

  Olympia enjoys a stable economic climate, largely due to government employment and military personnel (Fort Lewis and McChord Air Force Base are both located in our primary market area), both retired and active. State government is by far the largest employer in Thurston County, employing over 26% of the total county work force. Federal, county and municipal government together comprise nearly 40% of the county's civilian employment base.

  Thurston County has a population of 204,300 as of April 1, 2000 and was one of the fastest growing metropolitan counties in the state of Washington as reported by the State Department of Natural Resources. Thurston County's growth has been spurred by increased government employment and the expansion of a large retirement population, including many former military personnel.

  Pierce County, where Tacoma is located, has an official population of 706,000 according to the state Office of Financial Management. Its economy is well-diversified, with the principal industries being aerospace, shipping, military-related government employment, agriculture and forest products.

  Our market area also includes Shelton and the surrounding Mason County area. The population of Mason County was approximately 49,477 in 2000. The largest employer in the county is government, but its economy is substantially dependent upon the timber and forest products industries.

  Yakima County is located in central Washington. It has a population of approximately 212,000, and its economy is substantially dependent upon agriculture. Yakima County is a leading producer of tree fruits, hops, and other agricultural products.

Lending Activities

  General. Our lending activities are carried on through the two banks, Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. Reflecting our efforts to broaden our products and services to those more closely related to commercial banking, commercial lending has been our focus in recent years. These efforts contributed to an increase in commercial loans to $234.2 million, or 48.6% of total loans, as of December 31, 2000 from $192.1 million, or 46.0% of total loans, as of December 31, 1999. We continue to provide real estate mortgages, both single and multi family residential and commercial. Real estate mortgages increased to $217.1 million, or 45% of total loans at December 31, 2000, from $192.1 million, or 46% of total loans at December 31, 1999. As we pursue our strategy to focus on commercial lending, management continues to emphasize strong asset quality.

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

                                    At June 30,                               At December 31,
                          ----------------------------------  ----------------------------------------------------
                               1997              1998              1998              1999              2000
                          ----------------  ----------------  ----------------  ----------------  ----------------
                                     % of              % of              % of              % of              % of
                          Balance   Total   Balance   Total   Balance   Total   Balance   Total   Balance   Total
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                      (Dollars in thousands)
Commercial..............  $ 53,994   22.22% $117,655   37.46% $128,171   39.20% $192,088   45.98% $234,166   48.55%
Real Estate Mortgages
 One-four family
  residential (1).......   107,010   44.02   100,753   32.07    97,277   29.76    97,907   23.44   107,501   22.28
 Five or more family
  residential and
  commercial
  properties............    66,260   27.26    72,406   23.05    70,139   21.45    94,242   22.56   109,560   22.71
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
   Total real estate
    mortgages...........   173,270   71.28   173,159   55.12   167,416   51.21   192,149   46.00   217,061   44.99
Real estate construction
 One-four family
  residential...........    13,142    5.41    19,505    6.21    26,640    8.15    23,293    5.58    27,412    5.68
 Five or more family
  residential and
  commercial
  properties............     1,029    0.42       527    0.17     2,123    0.65     7,537    1.80        --      --
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
   Total real estate
    construction (2)....    14,171    5.83    20,032    6.38    28,763    8.80    30,830    7.38    27,412    5.68
Consumer................     2,692    1.11     4,477    1.43     4,001    1.22     4,273    1.02     5,466    1.13
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Total loans.............   244,127  100.44%  315,323  100.39%  328,351  100.43%  419,340  100.38%  484,105  100.35%
Less deferred loan fees
 and other..............    (1,079)  -0.44    (1,228)  -0.39    (1,400)  -0.43    (1,578)  -0.38    (1,670)  -0.35
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Net loans...............  $243,048  100.00% $314,095  100.00% $326,951  100.00% $417,762  100.00%  482,435  100.00%
                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

--------
(1) Includes loans held for sale of $6,323, $6,411, $7,618, $589, and $1,931, respectively.
(2) Balances are net of undisbursed loan proceeds.

  The following table presents at December 31, 2000, (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

                                                          Maturing
                                             ----------------------------------
                                              Within    1-5    After
                                              1 year   years  5 years   Total
                                             -------- ------- -------- --------
                                                   (Dollars in thousands)
   Commercial............................... $ 79,427 $44,725 $110,014 $234,166
   Real estate construction.................   24,511   2,274      627   27,412
                                             -------- ------- -------- --------
     Total.................................. $103,938 $46,999 $110,641 $261,578
                                             ======== ======= ======== ========
   Fixed rate loans.........................          $33,322 $ 29,899 $ 63,221
   Variable or adjustable rate loans........           13,677   80,742   94,419
                                                      ------- -------- --------
     Total..................................          $46,999 $110,641 $157,640
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

  Multifamily and Commercial Real Estate Lending. We have made, and anticipate continuing to make, on a selective basis, multifamily and commercial real estate loans in our primary market areas. Commercial real estate loans are made for small shopping centers, warehouses and professional offices. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. Our underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value or cost, whichever is lower.

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

  Construction Loans. We originate one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and in which management is comfortable with the economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder's cost less overhead, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and utilize outside inspectors to inspect the project prior to paying any draw requests from builders.

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

  Commercial business lending generally involves greater risk than residential mortgage lending and risks that are different from those associated with residential and commercial real estate lending. Commercial Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although our commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the credit worthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

  As of December 31, 2000, we had $234.2 million, or 48.5% of our total loans receivable, in commercial loans. The average loan size is approximately $200,000 with loans generally in amounts of $500,000 or less.

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

  When we sell mortgage loans, we typically also sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $13.1 million, $9.5 million and $7.9 million in mortgage loans for others as of December 31, 1998, December 31, 1999 and December 31, 2000, respectively. We received fee income of $22,000, $34,000 and $27,000 for the six months ended December 31, 1998, year ended December 31, 1999 and December 31, 2000 for these servicing activities on mortgage loans.

  The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

                                                  Six months    Year ended
                                       Year ended    ended      December 31
                                        June 30,  December 31 ---------------
                                          1998       1998      1999    2000
                                       ---------- ----------- ------- -------
                                               (Dollars in thousands)
   One- to four-family residential
    mortgage loans:
     Originated.......................  $118,774    $68,434   $78,248 $55,630
     Sold.............................   101,903     57,490    58,266  35,876
   Gains on sales of loans, net.......  $  2,406    $ 1,297   $ 1,079 $   684

  We have a minimal amount of purchased mortgage loans and mortgage loan participations.

Commitments and Contingent Liabilities

  In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2000, we had outstanding commitments to extend credit, including letters of credit, in the amount of $94.9 million.

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

  In the event a real estate loan payment is past due for 45 days or more, loan servicing personnel perform an in-depth review of the loan status, the condition of the property, and the circumstances of the borrower. Based upon the results of our review, we may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we may bid on the property to protect our interest. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower's ability and willingness to cooperate in curing the delinquency.

  Real estate acquired by us is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any write-down resulting there from is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property's net realizable value.

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

  Classification of Assets. Federal regulations require that our banks classify assets on a regular basis. In addition, in connection with examinations of each bank, the Washington State Department of Financial Institutions, Division of Banks (Division), the Office of the Comptroller of the Currency (OCC), and FDIC examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must charge off such amount. The Division of Banks completed the most recent examination of Heritage Bank in March 2000. The Office of the Comptroller of the Currency examined Central Valley Bank in January 2000. The regulators' assessments of our banks' classified assets were consistent with our banks' internal classifications. An examination of Heritage Bank by the FDIC was in progress during March 2001.

  Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and restructured loans and real estate owned. The following table sets forth at the dates indicated information with respect to nonaccrual loans, restructured loans and real estate owned by us.

                                     June 30,             December 31,
                                 ------------------  -------------------------
                                   1997      1998     1998     1999     2000
                                 --------  --------  -------  -------  -------
                                          (Dollars in thousands)
Nonaccrual loans...............  $    146  $    385  $   401  $ 1,804  $ 1,607
Restructured loans.............       --        --       --       --       --
                                 --------  --------  -------  -------  -------
  Total nonperforming loans....       146       385      401    1,804    1,607
Real estate owned..............       --         82      --       --       --
                                 --------  --------  -------  -------  -------
  Total nonperforming assets...  $    146  $    467  $   401  $ 1,804  $ 1,607
                                 --------  --------  -------  -------  -------
Accruing loans past due 90 days
 or more.......................  $    --   $     15  $     8  $   --   $ 1,086
Potential problem loans........       239     1,758      877    2,826    2,422
Allowance for loan losses......     3,105     3,929    3,957    4,264    5,063
Nonperforming loans to loans...      0.06%     0.12%    0.12%    0.43%    0.33%
Allowance for loan losses to
 loans.........................      1.28%     1.25%    1.21%    1.02%    1.05%
Allowance for loan losses to
 nonperforming loans...........   2133.01%  1019.90%  984.70%  236.27%  315.02%
Nonperforming assets to total
 assets........................      0.05%     0.10%    0.08%    0.35%    0.28%

  Nonaccrual Loans. Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. Our policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

  Interest on nonaccrual loans foregone was $10,807, $59,613 and $129,612 for the six months ended December 31, 1998, and the years ended December 31, 1999 and December 31, 2000, respectively. Previous period interest foregone was immaterial.

  Potential Problem Loans. We include in "potential problem loans" loans which are currently accruing interest but which we have information about possible credit problems of borrowers which cause us to have serious doubt as to the ability of the borrowers to comply with the present repayment and which may result in placing the loan on nonaccrual status. There is one credit for $899,000 in the year-end totals that is classified as a potential problem loan. We expect to foreclose on this loan in the first quarter of 2001. This credit was classified as performing due to the strength of the underlying collateral.

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

  Over the past four years, we have increased our allowance for loan losses during a period of loan growth and change in loan portfolio composition. While our loan portfolio, and in particular commercial loans, have grown substantially over the past four years, our asset quality has remained very solid as demonstrated by the low charge-offs and the low nonperforming assets to total assets ratio during that period. In the year ended December 31, 2000, we experienced net recoveries of $12,000. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our general allowance for loan losses allocated to our commercial loans over the past four years.

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

  The following table sets forth, for the periods indicated, information regarding changes in our allowance for loan losses:

                                                 Six Months     Year Ended
                          Year Ended June 30,      Ended       December 31,
                          --------------------  December 31, -------------------
                            1997       1998         1998       1999       2000
                          ---------  ---------  ------------ --------   --------
                                        (Dollars in thousands)
Total loans outstanding
 at end of period(1)....  $ 243,048  $ 314,095    $326,952   $417,762   $482,435
                          ---------  ---------    --------   --------   --------
Average loans
 outstanding during
 period.................  $ 213,560  $ 251,816    $319,645   $361,116   $445,813
                          ---------  ---------    --------   --------   --------
Allowance balance at
 beginning of period....  $   2,221  $   3,105    $  3,929   $  3,957   $  4,264
Provision for loan
 losses.................       (265)       149         202        408        787
Allowance acquired with
 North Pacific Bank.....        --         670         --         --
Charge-offs:
  Real estate(2)........        --         --          (36)      (120)        (4)
  Commercial............         (2)       --         (146)      (117)       (34)
  Consumer..............         (7)        (3)         (5)       (10)        (2)
                          ---------  ---------    --------   --------   --------
    Total charge-offs...         (9)        (3)       (187)      (247)       (40)
                          ---------  ---------    --------   --------   --------
Recoveries:
  Real estate(2)........      1,155          4           4        113         22
  Commercial............          3          1           9         32         29
  Consumer..............        --           3         --           1          1
                          ---------  ---------    --------   --------   --------
    Total recoveries....      1,158          8          13        146         52
                          ---------  ---------    --------   --------   --------
      Net (charge-offs)
       recoveries.......      1,149          5        (174)      (101)        12
                          ---------  ---------    --------   --------   --------
Allowance balance at end
 of period..............  $   3,105  $   3,929    $  3,957   $  4,264   $  5,063
                          =========  =========    ========   ========   ========
Ratio of net (charge-
 offs) recoveries during
 period to average loans
 outstanding............       0.54%      0.00%       0.05%     (0.03%)     0.00%
                          =========  =========    ========   ========   ========

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

  The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical ratios of loan losses for us and industry wide and other factors which may affect future loan losses in the categories shown below:

                                       At June 30,                           At December 31,
                             ------------------------------- -----------------------------------------------
                                  1997            1998            1998            1999            2000
                             --------------- --------------- --------------- --------------- ---------------
                                      % of            % of            % of            % of            % of
                                     Total           Total           Total           Total           Total
                             Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1)
                             ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                         (Dollars in thousands)
Balance applicable to:
Commercial.................. $1,242   22.1%  $2,217   37.4%  $2,670   39.2%  $3,070   45.8%  $3,644   48.4%
Real estate mortgages:
 One-to four-family
   residential..............    164   43.9      156   32.0      156   29.6      168   23.3      200   22.2
 Five or more family
  residential and commercial
  properties................    900   27.2      678   22.9      669   21.3      721   22.5      856   22.6
Real estate construction:
 One- to four-family
  residential...............    202    5.3      214    6.1      135    8.1      145    5.6      274    5.7
 Five or more family
  residential
  and commercial properties..    31    0.4       10    0.2       16    0.6       17    1.8       20    --
Consumer....................     20    1.1       53    1.4       54    1.2       58    1.0       69    1.1
Unallocated.................    546             601             257              85             --
                             ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
  Total..................... $3,105  100.0%  $3,929  100.0%  $3,957  100.0%  $4,264  100.0%  $5,063  100.0%
                             ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

--------
(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

  At December 31, 2000, our investment securities portfolio totaled $38.8 million, consisting of $33.7 million of securities available for sale and $5.1 million of securities held to maturity. This compares with a total portfolio of $42.5 million at December 31, 1999, comprised of $36.4 million of securities available for sale and $6.1 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in the tables below.

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

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of securities available for sale:

                                                     Gross      Gross
                                         Amortized Unrealized Unrealized  Fair
                                           Cost      Gains      Losses    Value
                                         --------- ---------- ---------- -------
                                                 (Dollars in thousands)
December 31, 1999
  U.S. Government and its agencies......  $33,192     $--       $(669)   $32,523
  Collateralized mortgage obligations...    1,611                 (28)     1,583
  Corporate notes and other.............    2,100      185        (13)     2,272
                                          -------     ----      -----    -------
    Totals..............................  $36,903     $185      $(710)   $36,378
                                          =======     ====      =====    =======
December 31, 2000
  U.S. Government and its agencies......  $30,796     $ 19      $(126)   $30,689
  Collateralized mortgage obligations...    1,377      --         (19)     1,358
  Corporate notes and other.............    1,600      128         (4)     1,724
                                          -------     ----      -----    -------
    Totals..............................  $33,773     $147      $(149)   $33,771
                                          =======     ====      =====    =======

  We had no securities available for trading at June 30, 1998, December 31, 1998, December 31, 1999, or December 31, 2000.

  The following table sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of our investment securities available for sale at December 31, 2000.

                                                          At December 31, 2000
                                                        ------------------------
                                                                        Weighted
                                                         Book    Fair   Average
                                                         Value   Value   Yield
                                                        ------- ------- --------
                                                         (Dollars in thousands)
Obligations of US Government agencies:
  Due within one year.................................. $15,506 $15,442   5.39%
  Due after 1 year but within 5 years..................  15,290  15,247   5.79
                                                        ------- -------
                                                         30,796  30,689
                                                        ------- -------
Corporate notes and other investments:
  Due after 1 year but within 5 years..................   1,500   1,496   5.71
  Due after 10 years...................................     100     228    --
                                                        ------- -------
                                                          1,600   1,724
                                                        ------- -------
Collateralized mortgage obligations:
  Due after 5 years but within 10 years................     295     293   6.00
  Due after 10 years...................................   1,082   1,065   7.41
                                                        ------- -------
                                                          1,377   1,358
                                                        ------- -------
Total all investments available for sale............... $33,773 $33,771
                                                        ======= =======

  The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting fair value of investment securities held to maturity:

                                                      Gross               Losses
                                          Amortized Unrealized   Gross     Fair
                                            Cost      Gains    Unrealized Value
                                          --------- ---------- ---------- ------
                                                  (Dollars in thousands)
December 31, 1999:
  U.S. Government and its agencies.......  $1,200      $--        $ (6)   $1,194
  Mortgage backed securities.............   2,399        95         (1)    2,493
  Municipal bonds........................   2,566         4        (38)    2,532
                                           ------      ----       ----    ------
    Total held for investment............  $6,165      $ 99       $(45)   $6,219
                                           ======      ====       ====    ======
December 31, 2000:
  U.S. Government and its agencies.......  $  900      $--        $ (1)   $  899
  Mortgage backed securities.............   1,966        90        --      2,056
  Municipal bonds........................   2,210        14         (5)    2,219
                                           ------      ----       ----    ------
    Total held for investment............  $5,076      $104       $ (6)   $5,174
                                           ======      ====       ====    ======

  The following table sets forth information regarding the carrying value, weighted average yields and maturities or periods to repricing of our investment securities held to maturity at December 31, 2000.

                                                           At December 31, 2000
                                                          ----------------------
                                                                        Weighted
                                                           Book   Fair  Average
                                                          Value  Value  Yield(1)
                                                          ------ ------ --------
                                                          (Dollars in thousands)
Obligations of US Government agencies:
  Due within one year.................................... $  900 $  899   5.99%
                                                          ------ ------
                                                             900    899
                                                          ------ ------
Municipal bonds:
  Due within one year....................................    390    390   6.04
  Due after 1 year but within 5 years....................  1,395  1,399   6.57
  Due after 5 years but within 10 years..................    425    430   6.46
                                                          ------ ------
                                                           2,210  2,219
                                                          ------ ------
Mortgage backed securities:
  Due within one year....................................     32     34   8.25
  Due after 1 year but within 5 years....................     39     39   8.05
  Due after 5 years but within 10 years..................    289    298   8.75
  Due after 10 years.....................................  1,606  1,685   8.06
                                                          ------ ------
                                                           1,966  2,056
                                                          ------ ------
    Total all investments held to maturity............... $5,076 $5,174
                                                          ====== ======

--------
(1) Taxable equivalent weighted average yield.

  We held $2.6 million of FHLB stock at December 31, 2000. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2000, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $1.2 million.

Deposit Activities and Other Sources of Funds

  General. Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic condition and other factors, are not. Our deposit balances increased by $55.2 million in 2000. Customer deposits remain an important source, but these balances have been influenced in the past by adverse market changes in the industry and may be affected by similar developments in the future. Borrowings may be used on a short term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

  Deposit Activities. We offer a variety of accounts for depositors designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. At December 31, 2000, we had no brokered deposits. The more significant deposit accounts offered by us are described below.

  Certificates of Deposit. We offer several types of CDs with maturities ranging from one to five years and which require a minimum deposit of $100. In addition, we offer a CD that has a maturity of three to eleven months and a minimum deposit of $2,500, and permits additional deposits at the initial rate throughout the certificate term. Interest is compounded daily and credited quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

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

Sources of Funds

  Deposit Activities. The following table sets forth for the periods indicated the average balances outstanding and the weighted average interest rates for each major category of deposits:

                                             Six Months
                            Year Ended         Ended            Year Ended December 31,
                             June 30,       December 31,   ---------------------------------
                               1998             1998             1999             2000
                         ---------------- ---------------- ---------------- ----------------
                         Average  Average Average  Average Average  Average Average  Average
                         Balance   Rate   Balance   Rate   Balance   Rate   Balance   Rate
                           (1)     Paid     (1)     Paid     (1)     Paid     (1)     Paid
                         -------- ------- -------- ------- -------- ------- -------- -------
                                               (Dollars in thousands)
Interest bearing demand
 and money market
 accounts............... $ 62,577  3.12%  $ 82,746  2.82%  $ 91,281  2.69%  $ 99,089  2.81%
Savings.................   41,863  3.50     63,986  3.48     68,484  3.33     62,594  3.56
Certificates of
 deposit................  150,970  5.56    177,956  5.46    165,490  5.00    226,335  6.02
                         --------         --------         --------         --------
  Total interest bearing
   deposits.............  255,410  4.62    324,688  4.40    325,255  4.00    388,018  4.80
Demand and other
 noninterest bearing
 deposits...............   22,759   --      36,540   --      37,906   --      44,038   --
                         --------  ----   --------  ----   --------  ----   --------  ----
  Total deposits........ $278,169  4.25%  $361,228  3.95%  $363,161  3.58%  $432,056  4.31%
                         ========  ====   ========  ====   ========  ====   ========  ====

--------
(1) Average balances were calculated using average daily balances.

  The following table sets forth for the periods indicated the change in the balances of deposits during the year and the impact of interest credited thereon.

                                               Six months     Year Ended
                                   Year Ended    Ended       December 31,
                                    June 30,  December 31, ------------------
                                      1998        1998       1999      2000
                                   ---------- ------------ --------  --------
                                            (Dollars in thousands)
   Net increase (decrease) in
    deposits......................  $109,505    $ 3,469    $ 38,070  $ 55,166
     Less: Interest credited......   (11,494)    (6,482)    (12,631)  (18,456)
                                    --------    -------    --------  --------
   Net increase(decrease) before
    interest credited.............  $ 98,011    $(3,013)   $ 25,439  $ 36,710
                                    ========    =======    ========  ========

  Of the $98.0 million net increase in deposits for the year ended June 30, 1998, $82.4 million resulted from the acquisition of North Pacific Bank, which was effective June 12, 1998.

  The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2000:

                                                                    December 31,
                                                                        2000
                                                                    ------------
                                                                    (Dollars in
                                                                     thousands)
       Remaining maturity:
         Three months or less......................................   $65,236
         Over three months through six months......................    19,733
         Over six months through 12 months.........................    10,375
         Over twelve months........................................       725
                                                                      -------
           Total...................................................   $96,069
                                                                      =======

  At December 31, 1999 and December 31, 2000 certificates of deposits with balances of $100,000 or more totaled $77.0 million and $96.1 million, respectively.

  Borrowings. Savings deposits are the primary source of funds for our lending and investment activities and for the general business purposes of Heritage Bank and Central Valley Bank. We rely upon advances from the FHLB of Seattle to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity at both Heritage Bank and Central Valley Bank. Advances from the FHLB of Seattle are typically secured by our first mortgage loans, and stock issued by the FHLB of Seattle, which is held by us. At Central Valley Bank we also have the ability to purchase federal funds up to $3.6 million with Key Bank. At the holding company level we maintain a line of credit for $5 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments retained from proceeds of the conversion.

  The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, Heritage Bank and Central Valley Bank are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 20.0% of a member's assets, and overnight borrowings may not exceed 5.0% of the institution's assets. The FHLB of Seattle determines specific lines of credit for each member institution.

  The following table is a summary of FHLB advances for the year ended June 30, 1998, the six months ended December 31, 1998, the years ended December 31, 1999, and December 31, 2000:

                                       At or for At or for the At or for the
                                       the year   six months     year ended
                                         ended       ended      December 31,
                                       June 30,  December 31,  ---------------
                                         1998        1998       1999    2000
                                       --------- ------------- ------  -------
                                               (Dollars in thousands)
   Balance at period end.............    $ 890       $ 687     $2,800  $23,125
   Average balance during the
    period...........................       27         693        958   10,451
   Maximum amount outstanding at any
    month end........................    1,300         696      3,300   23,125
   Average interest rate:
     During the period...............     5.47%       6.20%      5.90%    6.58%
     At period end...................     6.45%       6.20%      5.70%    6.81%

  The following table is a summary of other borrowed funds for the year ended June 30, 1998 the six months ended December 31, 1998, the years ended December 31, 1999, and December 31, 2000.

                                                                  At or for
                                                   At or for the   the year
                                                    six months      ended
                                At or for the year     ended     December 31,
                                  ended June 30,   December 31,  -------------
                                       1998            1998      1999    2000
                                ------------------ ------------- -----  ------
                                           (Dollars in thousands)
Securities sold under
 agreements to repurchase:
  Balance at period end........       $ 610            $ --      $ --   $  --
  Average balance during the
   period......................          21              320       --      --
  Maximum amount outstanding at
   any month end...............         610              483       --      --
  Average interest rate:
    During the period..........        3.25%            3.25%      --      --
    At period end..............        3.25%             --        --      --
Subordinated debentures:
  Balance at period end........       $ 500            $ --      $ --   $  --
  Average balance during the
   period......................          25              500       --      --
  Maximum amount outstanding at
   any month end...............         500              500       --      --
  Average interest rate:
    During the period..........        7.64%            7.64%      --      --
    At period end..............        7.64%             --        --      --
Notes Payable:
  Balance at period end........       $ 320            $  17     $   8  $  --
  Average balance during the
   period......................         451               93        12       2
  Maximum amount outstanding at
   any month end...............         547              319        16       7
  Average interest rate:
    During the period..........        9.23%            7.29%     0.00%   0.00%
    At period end..............        8.61%            0.00%     0.00%   0.00%
Fed Funds Purchased:
  Balance at period end               $ --             $ --      $ --   $1,000
  Average balance during the
   period......................         --               --         20     501
  Maximum amount outstanding at
   any month end...............         --               --        --    1,300
  Average interest rate:
    During the period..........         --               --       5.41%   6.84%
    At period end..............         --               --        --     7.13%

Notes Payable at December 31, 1998 and December 31, 1999 include a non interest bearing note to Tacoma City Light for energy conservation improvement that was acquired in June 1998 with North Pacific Bank. This note was paid off in September 2000.

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

  Subsidiaries. Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Washington State Department of Financial Institutions Division of Banks. Central Valley Bank is a nationally chartered bank insured by the FDIC, and subject to regulation by the Office of the Comptroller of the Currency, and is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve supervisory authority over us may also affect Heritage Bank.

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

  In addition to earnings on the portion of net stock offering proceeds retained by us, dividends paid by our subsidiaries will provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC risk-based insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were qualified as "well-capitalized" at December 31, 2000.

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

Employees

  At December 31, 2000, we had 211 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. None of our employees are covered by a collective bargaining agreement with us and we believe that we have a good relationship with our employees.

ITEM 2. PROPERTIES

  Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 2000, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land) and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (five of which are owned with one on leased land, and one office is leased).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Our common stock is traded on the NASDAQ National Market under the symbol HFWA. At December 31, 2000, we had approximately 1,434 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 8,222,988 outstanding shares of common stock. The last reported sales price on March 2, 2001 was $10.125 per share. The following table sets forth for the quarters indicated the range of high and low bid information per share of our common stock as reported on the NASDAQ National Market.

                                                  2000 Quarter ended:
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
     High.............................  $8.63    $8.69     $9.88       $10.19
     Low..............................  $7.50    $7.13     $8.50       $ 8.75

  Since our stock offering in January 1998, we have declared the following quarterly cash dividends:

                                       Cash
                                     Dividend
                Declared             per share   Record Date          Paid
                --------             --------- ---------------- ----------------
     March 24, 1998.................  $0.035   April 6, 1998    April 15, 1998
     June 23, 1998..................  $0.040   July 6, 1998     July 15, 1998
     September 18, 1998.............  $0.045   October 6, 1998  October 15, 1998
     December 17, 1998..............  $0.050   January 15, 1999 January 25, 1999
     March 25, 1999.................  $0.055   April 15, 1999   April 26, 1999
     June 18, 1999..................  $0.060   July 15, 1999    July 27, 1999
     September 17, 1999.............  $0.065   October 15, 1999 October 27, 1999
     December 16, 1999..............  $0.070   January 14, 2000 January 27, 2000
     March 17, 2000.................  $0.075   April 14, 2000   April 28, 2000
     June 16, 2000..................  $0.080   July 14, 2000    July 28, 2000
     September 21, 2000.............  $0.085   October 16, 2000 October 27, 2000
     December 22, 2000..............  $0.090   January 19, 2001 January 31, 2001

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                          For the year
                                                           For the six   ended December
                           For the year ended June 30,     months ended        31,
                          -------------------------------  December 31, ------------------
                            1996       1997       1998         1998       1999      2000
                          ---------  ---------  ---------  ------------ --------  --------
                                 (Dollars in thousands, except per share data)
Operations Data:
Net interest income.....  $  10,504  $  12,043  $  16,110    $ 11,017   $ 23,458  $ 24,841
Provision for loan
 losses.................        --        (265)       149         202        408       787
Noninterest income......      4,794      3,748      4,261       2,901      4,038     4,190
Noninterest expense.....     10,505     13,445     13,690      10,275     18,773    19,323
Provision (benefit) for
 income taxes...........      1,617         12      2,273       1,275      2,958     2,947
Net income..............      3,176      2,598      4,259       2,166      5,357     5,974
Earnings per share
  Basic.................       0.31       0.25       0.41        0.20       0.50      0.66
  Diluted...............       0.31       0.24       0.40        0.20       0.49      0.65
Dividend payout ratio
 (1)....................         NM         NM       18.4%       47.3%      50.1%     50.2%

Performance Ratios:
Net interest spread.....       4.14%      4.30%      4.14%       4.13%      4.55%     4.12%
Net interest margin
 (2)....................       4.63%      4.80%      5.05%       5.16%      5.49%     5.04%
Efficiency ratio (3)....      68.67%     85.15%     67.20%      73.83%     68.27%    66.56%
Return on average
 assets.................       1.27%      0.94%      1.23%       0.92%      1.14%     1.11%
Return on average
 equity.................      11.30%      8.74%      6.77%       4.36%      5.32%     6.66%

                                   At June 30,                    At December 31,
                          -------------------------------  -------------------------------
                            1996       1997       1998         1998       1999      2000
                          ---------  ---------  ---------  ------------ --------  --------
Balance Sheet Data:
Total assets............  $ 262,428  $ 291,323  $ 471,030    $475,871   $510,958  $573,530
Loans receivable, net...    191,400    233,621    303,754     315,376    412,909   475,441
Loans held for sale.....      5,287      6,322      6,412       7,618        589     1,931
Deposits................    226,951    254,024    363,529     366,998    405,068   460,234
Federal Home Loan Bank
 advances...............        --         890        698         687      2,800    23,125
Other borrowings........        --         525      1,633          17          8     1,000
Stockholders' equity....     29,161     31,588     98,593     100,559     95,264    83,005
Book value per share             NM         NM  $    9.20    $   9.27   $   9.50  $  10.09
Equity to assets ratio..      11.11%     10.84%     20.93%      21.13%     18.68%    14.47%
Asset Quality Ratios:
Nonperforming loans to
 loans..................       0.03%      0.06%      0.06%       0.12%      0.43%     0.33%
Allowance for loan
 losses to loans........       1.12%      1.28%      1.25%       1.21%      1.02%     1.05%
Allowance for loan
 losses to nonperforming
 loans..................    3398.23%   2133.01%   1019.90%     984.70%    236.27%   315.02%
Nonperforming assets to
 total assets...........       0.02%      0.05%      0.10%       0.08%      0.35%     0.28%
Other Data:
Number of banking
 offices................         10         12         14          16         17        18
Number of full-time
 equivalent employees...        145        170        180         229        222       211

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the December 31, 2000 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

General

  In the fiscal year ended June 30, 1994, we began to implement a growth strategy to broaden our products and services from traditional thrift offerings to those more closely related to commercial banking. That strategy included, geographic and product expansion , loan portfolio diversification, development of relationship banking and maintenance of asset quality.

  In the fiscal year ended June 30, 1998, our growth strategy was bolstered by two significant events, the January 1998 stock offering and conversion, and our acquisition of North Pacific Bancorporation.

  Through the January 1998 stock offering, we raised $63.0 million in net new capital which has, and will continue to, enhance our ability to implement our growth strategy. Using $17.5 million of the net proceeds of the stock offering, we completed our first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary was North Pacific Bank. The all cash transaction was accounted for using purchase accounting rules. The acquisition of North Pacific Bank provided further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. During the six months ended December 31, 1998, we integrated the operations of North Pacific Bank into Heritage Bank culminating in the merging of data processing systems effective November 20, 1998 and substantially upgrading North Pacific Bank's item processing capability to handle existing and projected future volumes.

  Consistent with our strategy, on March 5, 1999 we merged with Washington Independent Bancshares, Inc., whose wholly owned subsidiary was Central Valley Bank. In the merger, we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent Bancshares, Inc. common stock. This merger was accounted for as a pooling of interests and accordingly, our financial information reported herein has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc. for all periods presented.

  In 1999 we were continuing to operate with capital levels well in excess of regulatory requirements and well in excess of our internal needs. We determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back shares of company's outstanding shares. We began in April 1999 with the repurchase of 100,000 shares of our outstanding common stock for $0.8 million, or $8.56 per share. In October of 1999, we began the first of three stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 of which 611,232 shares were repurchased as of December 31, 2000. Collectively as of December 31, 2000, we have repurchased 2,673,467 shares of our stock representing 24% of the total outstanding as of September 30, 1999 at an average price of $8.63.

  In 2000 we conducted an extensive review of our strategic direction culminating in a new strategic plan that reaffirmed our 1994 goals with an increased emphasis on return on average equity and efficiency of operations. In pursuit of this strategy we announced in January 2001 an initiative titled "Vision 2001" for Heritage Bank. To assist us we have engaged Alex Sheshunoff Management Services, L.P. (ASM). ASM completed an opportunities assessment during fiscal year 2000 for Heritage Bank with the objective of determining ways that we can optimize our earnings performance. Beginning in March 2001, ASM will work with us to implement those opportunities identified. We anticipate that the majority of the costs associated with Vision 2001 will be incurred by the second quarter of 2001. By year end the affect on full year 2001 earnings should be neutral, with significant improvements in future years.

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

  The following tables set forth, for the periods indicated, statistics for us related to net interest income. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

                                                     Year Ended December 31,
                          -------------------------------------------------------------------------------
                                    1998                       1999                       2000
                          -------------------------  -------------------------  -------------------------
                          Average  Interest          Average  Interest          Average  Interest
                          Balance  Earned/  Average   Balance Earned/  Average   Balance Earned/  Average
                            (1)      Paid    Rate       (1)     Paid    Rate       (1)     Paid    Rate
                          -------- -------- -------  -------- -------- -------  -------- -------- -------
                                                     (Dollars in thousands)
Interest Earning Assets:
Loans...................  $289,745 $27,703    9.56%  $361,116 $32,886    9.11%  $445,813 $41,510    9.31%
Mortgage Backed
 Securities.............     3,934     340    8.64      2,773     227    8.19      2,174     180    8.27
Investment securities
 and FHLB stock.........    37,768   1,999    5.29     44,270   2,591    5.85     41,885   2,393    5.71
Interest earning
 deposits...............    60,374   3.330    5.52     18,745     820    4.37      2,898     159    5.50
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
Total interest earning
 assets.................   391,821 $33,372    8.52%   426,904 $36,524    8.56%   492,770 $44,242    8.98%
Noninterest earning
 assets.................    35,274                     44,637                     47,394
                          --------                   --------                   --------
 Total assets...........  $427,095                   $471,541                   $540,164
                          ========                   ========                   ========
Interest Bearing
 Liabilities:
Certificates of
 deposit................  $166,818 $ 9,168    5.50%  $165,490 $ 8,271    5.00%  $226,334 $13,617    6.02%
Savings accounts........    53,264   1,836    3.45     68,484   2,279    3.33     62,594   2,226    3.56
Interest bearing demand
 and money market
 accounts...............    73,512   2,145    2.92     91,281   2,458    2.69     99,089   2,787    2.81
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
Total interest bearing
 deposits...............   293,594  13,149    4.48    325,255  13,008    4.00    388,017  18,630    4.80
FHLB advances...........       381      22    5.67      1,021      57    5.53     10,441     722    6.92
Other borrowed funds....       674      57    8.46         37       1    3.54        477      49   10.16
                          -------- -------  ------   -------- -------  ------   -------- -------  ------
 Total interest bearing
  liabilities...........   294,649 $13,228    4.49%   326,313 $13,066    4.00%  $398,935 $19,401    4.86%
Demand and other
 noninterest bearing
 deposits...............    28,932                     37,906                     44,038
Other noninterest
 bearing liabilities....     6,473                      6,712                      7,463
Stockholders' equity....    97,041                    100,610                     89,728
                          --------                   --------                   --------
Total liabilities and
 stockholders' equity...  $427,095                   $471,541                   $540,164
                          ========                   ========                   ========
Net interest income.....           $20,144                    $23,458                    $24,841
Net interest spread.....                      4.03%                      4.55%                      4.12%
Net interest margin.....                      5.14%                      5.49%                      5.04%
Average interest earning
 assets to average
 interest bearing
 liabilities............                    132.98%                    130.83%                    123.52%

--------
(1) Calculated using average daily balances

                                        Six Months Ended December 31,
                             ----------------------------------------------------
                                       1997                       1998
                             -------------------------  -------------------------
                             Average  Interest Average  Average  Interest Average
                             Balance  Earned/   Rate    Balance  Earned/   Rate
                               (1)      Paid     (2)      (1)      Paid     (2)
                             -------- -------- -------  -------- -------- -------
                                           (Dollars in thousands)
Interest Earning Assets:
Loans......................  $243,745 $11,679    9.58%  $319,645 $15,329    9.59%
Mortgage Backed
 Securities................     4,929     208    8.45      3,593     151    8.42
Investment securities and
 FHLB stock................    16,335     486    5.94     46,178   1,186    5.14
Interest earning deposits..    15,769     442    5.61     57,248   1,544    5.39
                             -------- -------  ------   -------- -------  ------
Total interest earning
 assets....................   280,778 $12,815    9.13%   426,664 $18,210    8.54%
Noninterest earning
 assets....................    26,419                     42,719
                             --------                   --------
  Total assets.............  $307,197                   $469,383
                             ========                   ========
Interest Bearing
 Liabilities:
Certificates of deposit....  $146,229 $ 4,088    5.59%  $177,956 $ 4,861    5.46%
Savings accounts...........    41,184     740    3.60     63,986   1,113    3.48
Interest bearing demand and
 money market accounts.....    60,877     972    3.19     82,746   1,165    2.82
                             -------- -------  ------   -------- -------  ------
Total interest bearing
 deposits..................   248,290   5,800    4.67    324,688   7,139    4.40
FHLB advances..............       243       8    6.22        693      22    6.24
Other borrowed funds.......       563      24    8.54        891      32    7.16
                             -------- -------  ------   -------- -------  ------
  Total interest bearing
   liabilities.............   249,096 $ 5,832    4.68%   326,272 $ 7,193    4.41%
Demand and other
 noninterest bearing
 deposits..................    22,211                     36,540
Other noninterest bearing
 liabilities...............     4,354                      7,210
Stockholders' equity.......    31,536                     99,361
                             --------                   --------
Total liabilities and
 stockholders' equity......  $307,197                   $469,383
                             ========                   ========
Net interest income (2)....           $ 6,983                    $11,017
Net interest spread (2)....                      4.45%                      4.13%
Net interest margin (2)....                      4.97%                      5.16%
Average interest earning
 assets to average interest
 bearing liabilities.......                    112.72%                    130.77%

--------
(1) Calculated using average daily balances
(2) Annualized

  The following table sets forth the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to changes due to volume and the changes due to interest rates.

                                   Year to Date Ended December 31,
                             -------------------------------------------------
                             1998 Compared to 1999    1999 Compared to 2000
                              Increase(Decrease)      Increase(Decrease Due
                                    Due to                      to
                             -----------------------  ------------------------
                             Volume   Rate    Total   Volume    Rate    Total
                             ------  -------  ------  -------  -------  ------
Interest Earning Assets:
Loans......................  $6,824  $(1,641) $5,183  $ 7,713  $   910  $8,623
Mortgage backed
 securities................    (100)     (13)   (113)     (49)       2     (47)
Investment securities and
 FHLB stock................     344      248     592     (140)     (58)   (198)
Interest earning deposits..  (2,296)    (214) (2,510)    (693)      33    (660)
                             ------  -------  ------  -------  -------  ------
  Total interest income....  $4,772  $(1,620) $3,152  $ 6,831  $   887  $7,718
                             ======  =======  ======  =======  =======  ======
Interest bearing
 liabilities:
Certificates of deposit....      73      824     897   (3,041)  (2,305) (5,346)
Savings accounts...........    (525)      82    (443)     196     (143)     53
Interest bearing demand and
 money market accounts.....    (519)     206    (313)    (210)    (118)   (328)
                             ------  -------  ------  -------  -------  ------
  Total interest bearing
   deposits................    (971)   1,112     141   (3,055)  (2,566) (5,621)
FHLB advances..............     (36)       1     (35)    (522)    (144)   (666)
Other borrowings...........      54        2      56      (16)     (32)    (48)
                             ------  -------  ------  -------  -------  ------
  Total interest bearing
   liabilities.............  $ (953) $ 1,115  $  162  $(3,593) $(2,742) (6,335)
                             ======  =======  ======  =======  =======  ======

                                                         Six Months Ended
                                                         December 31, 1997
                                                         Compared to 1998
                                                        Increase(Decrease)
                                                              Due to
                                                       -----------------------
                                                       Volume   Rate    Total
                                                       -------  -----  -------
Interest Earning Assets:
Loans................................................. $ 3,637  $  13  $ 3,650
Mortgage backed securities............................     (56)    (1)     (57)
Investment securities and FHLB stock..................     886   (186)     700
Interest earning deposits.............................   1,164    (62)   1,102
                                                       -------  -----  -------
  Total interest income............................... $ 5,631  $(236) $ 5,395
                                                       =======  =====  =======
Interest bearing liabilities:
Certificates of deposit...............................    (887)   113     (774)
Savings accounts......................................    (410)    37     (373)
Interest bearing demand and money market accounts.....    (349)   157     (192)
                                                       -------  -----  -------
  Total interest bearing deposits.....................  (1,646)   307   (1,339)
FHLB advances.........................................     (14)   --       (14)
Other borrowings......................................     (14)     6       (8)
                                                       -------  -----  -------
  Total interest bearing liabilities.................. $(1,674) $ 313  $(1,361)
                                                       =======  =====  =======

Financial Condition

  Our total assets grew $62.6 million (12.2%) to $573.5 million at December 31, 2000 from $511.0 million at December 31, 1999. Deposits grew $55.2 million (13.6%) to $460.2 million at December 31, 2000 from $405.1 million at December 31, 1999. Total loans grew by $64.7 million (15.5%) to $482.4 million at December 31, 2000 from $417.7 million at December 31, 1999. $42.1 million (65.1%) of the loan growth was in commercial loans as they grew to $234.2 million at December 31, 2000 from $192.1 million at December 31, 1999, an increase of 21.9%.

  On April 26, 1999 our board of directors authorized the repurchase of 100,000 shares of our common stock which was completed for $0.8 million, or $8.56 per share. In October of 1999, we began the first of three stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 of which 611,232 shares were repurchased as of December 31, 2000. Collectively as of December 31, 2000, we have repurchased 2,673,467 shares of our stock representing 24% of the total outstanding as of September 30, 1999 at an average price of $8.63. Subsequent to December 31, 2000 we have purchased an additional 81,300 shares at an average price of $10.12 bringing the total purchased through March 2, 2001 to 2,754,767 shares at an average price of $8.67.

Results of Operations for the Years Ended December 31, 2000 and 1999

  Net Income. Our net income was $6.0 million or $0.65 per diluted share for the year ended December 31, 2000 as compared to $5.4 million or $0.49 per diluted share for the same period last year. The growth in income primarily resulted from a $65.9 million growth in average earning assets for the year 2000 compared to 1999. Average costing liabilities grew $72.6 million contributing to a narrowing margin. The difference in growth between average earning assets and costing liabilities is the result of stock repurchases during the year.

  Net Interest Income. Net interest income increased $1.4 million (5.9%), for the year ended December 31, 2000 compared with the same period last year, primarily as a result of the $84.7 million (23.5%) increase in the average balance of loans. Average interest earning assets grew $65.9 million (15.4%) as average short term investments (primarily overnight deposits) decreased by $18.8 million (28.6%). The reduction of short term investments was used along with the growth in average deposits of $62.8 million (19.3%) to fund loan growth and repurchase stock.

  Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2000 decreased to 5.04% from 5.49% for the same period last year. The decrease resulted from the strong growth in average deposits, particularly Certificates which grew $60.8 million ($36.8%) and which have a higher cost associated with them. During 1998 and 1999 we were able to utilize our excess capital from the January 1998 proceeds of the Conversion to reduce our reliance on higher costing sources of funds. With the stock repurchase beginning in the fourth quarter of 1999 we have reduced our excess capital levels to the benefit of our return on average equity and earnings per share but at the expense of a greater reliance on costing liabilities. Our net interest spread for the year ended December 31, 2000 decreased to 4.12% from 4.55% for the prior year. This corresponded with the increase in the average cost of funds to 4.86% for the year ended December 31, 2000 from 4.00% for the same period last year. These rate shifts resulted from the increased demand for funds to support loan growth and the stock repurchase.

  Provision for Loan Losses. During the year ended December 31, 2000,we provided $787,000 through operations to maintain our allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In the year ended December 31, 2000, we experienced net recoveries of $12,000. This improved our allowance for loan loss to total loan ratio to 1.05% at December 31, 2000 from 1.02% at the end of 1999. While our loan portfolio, and in particular commercial loans, have grown substantially over the past three years, our asset quality has remained strong as demonstrated by the nonperforming assets to total assets ratio of 0.28% at December 31, 2000. We did not include one credit for $899,000 in the year end totals that we now expect to foreclose on in the first quarter of 2001. This credit was classified as performing due to the strength of the underlying collateral. Had this credit been included with nonperforming assets the ratio to total assets would have been a still strong 0.44%. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our general allowance for loan losses allocated to our commercial loans over the past three years.

  We consider the allowance for loan losses at December 31, 2000 to be adequate to cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience and credit concentrations.

  Noninterest Income. Total noninterest income increased $152,000 (3.8%) for the year ended December 31, 2000 compared with the prior year. Increases in service charges on deposits offset the reduction in mortgage banking income. Service charges on deposits increased $212,000 (15.4%) resulting from increased service charges and demand for deposit products. Other income increased $289,000 (24.2%) for 2000 as compared to 1999. The decrease in mortgage banking income is attributable to the region wide reduction in the level of mortgage banking activity beginning the second quarter of 1999. Loan sale gains fell $395,000 (36.6%) to $684,000 for 2000 from $1,079,000 in 1999.
This corresponds with reduced mortgage production of $55.6 million during the year ended December 31, 2000, down from the prior year production of $78.2 million by $22.6 million (28.9%).

  Noninterest Expense. Total noninterest expense increased $550,000 (2.9%) for the year ended 2000 compared to the 1999 period. Increased personnel and occupancy costs were offset with reductions in all other categories. Personnel costs increased $488,000 (5.1%) for 2000 as a result of reduced salary deferrals resulting from lower loan production. Costs deferred in 2000 were $663,000 compared to $1,094,000 for 1999, a decrease of $431,000 (39.4%).
Occupancy costs increased $196,000 (6.8%) in 2000 resulting from increased maintenance and repair expenses, the construction of a new branch to replace Heritage Bank's old Spanaway branch and the opening of a new branch in Ellensburg, Washington by Central Valley Bank. Other expenses decreased $78,000 (2.3%) for 2000 compared to 1999.

Results of Operations for the Years Ended December 31, 1999 and 1998

  Net Income. Our net income was $5.4 million or $0.49 per diluted share for the year ended December 31, 1999 as compared to $4.9 million or $0.44 per diluted share for the same period in 1998. The 1998 amounts include merger related charges of $748,000 on a pre-tax basis. Excluding these charges, net income for the twelve months ended December 31, 1998 was $5.3 million or $0.48 per diluted share. These nonrecurring charges were related to severance and other costs associated with the merger and integration of North Pacific Bank into Heritage Bank in November 1998, costs associated with the formerly proposed acquisition of Harbor Bancorp which was terminated by mutual agreement in December 1998, and costs associated with the then pending acquisition of Washington Independent, which was completed March 5, 1999 and accounted for as a pooling of interests.

  Net Interest Income. Net interest income increased $3.3 million (16.4%), for the year ended December 31, 1999 compared with the same period in 1998 primarily as a result of the $71.4 million (24.6%) increase in the average balance of loans which was heavily concentrated in commercial loans. Average interest earning assets grew $35.1 million (9.0%) as average interest earning short term investments (primarily deposits) decreased by $41.6 million (69.0%) to fund loan growth.

  Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 1999 increased to 5.49% from 5.14% for the same period in 1998. The increase was the result of strong growth in commercial loans which have higher yields and a shift away from overnight funds repossessed from the $63 million in net proceeds from the January 1998 stock offering. Our net interest spread for the year ended December 31, 1999 has increased to 4.55% from 4.03% for the prior year as a result of the decrease in the average cost of funds to 4.00% for the year ended December 31, 1999 from 4.49% for the same period in 1998. This resulted from our efforts, particularly during 1998 at lowering the cost of deposits. Although retail deposit balances declined, it had its desired effect on our cost of funds.

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

  Net interest income as a percentage of average interest earning assets (net interest margin) annualized for the six months ended December 31, 1998 increased to 5.16% from 4.97% for the same period in 1997. The increase was the result of strong growth in commercial loans which have higher yields and a lower cost funding mix attributable to the $63 million in net proceeds from our January 1998 stock offering and the addition of lower cost deposits acquired with North Pacific Bank. The significant shift in our funding mix is demonstrated in our ratio of average interest earning assets to average interest bearing liabilities which increased to 130.77% for the six months ended December 31, 1998 from 112.72% for the same period in 1997. This ratio indicates that we are funding more of our earning asset growth with noninterest bearing funds (capital and noninterest bearing deposits). Our net interest spread annualized for the six months ended December 31, 1998 declined to 4.13% from 4.45% for the same period in 1997 as a result of the decrease in the average yield on earning assets to 8.54% for the six months ended December 31, 1998 from 9.13% for the same period in 1997. The increase in the average balances of investment securities and interest earning deposits at yields significantly below the average earning asset yield, as well as the decline in market interest rates, had the effect of decreasing the overall earning asset yield for the six months ended December 31, 1998.

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

  We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At December 31, 2000 cash and cash equivalents totaled $21.5 million, or 3.7% of total assets. At December 31, 2000, the Banks maintained a credit facility with the FHLB of Seattle for $107.2 million (of which $23.1 million was outstanding at that date).

  To fund growth in 2000, our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, non interest bearing demand deposits from our commercial customers, and utilize available credit lines. Total deposits increased $55.2 million, or 13.6%, to $460.2 million at December 31, 2000 from $405.1 million at December 31, 1999. The largest increase in deposits occurred in certificates, which grew $46.6 million (23.3%) to $247.0 million at December 31, 2000 from $200.4 million at December 31, 1999. Borrowings increased $21.3 million to $24.1 million, primarily through Federal Home Loan Bank advances which grew to $23.1 million at December 31, 2000 from $2.8 million at December 31, 1999. We anticipate that we will continue to rely on the same sources of funds in the future and will use those funds primarily to make loans and purchase investment securities.

  We and our banks are subject to various regulatory capital requirements. As of December 31, 2000, we and our banks were classified as "well capitalized" institutions under the criteria established by the FDIC Act.

Asset/Liability Management

  Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: the sale of most long term, fixed rate, one- to four-family residential mortgage loan originations; the origination of commercial loans and residential construction loans at variable interest rates for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits and money market accounts and savings deposits relative to certificates of deposit thereby reducing interest sensitivity and risk.

  Our asset and liability management strategies have resulted in a negative "gap" of 5.95% for the 0-3 month period and a negative one year "gap" of 9.75% as of December 31, 2000. These "gaps" measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (0-3 months and one year) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the 0-3 month period indicates that increases in market interest rates may adversely affect our results over that period.

  The following table sets forth the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2000 based upon estimates of expected mortgage prepayment rates and deposit decay rates consistent with national trends. We have adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the zero to three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data, and because certain assumptions have been utilized in presenting this data, the amounts may not be consistent with financial information appearing elsewhere in this document that have been prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

                                Estimated Maturity or Repricing Within
                         ------------------------------------------------------------
                           0-3        4-12       1-5       5-10    More than
                          months     months     years      years   10 years   Total
                         --------   --------   --------   -------  --------- --------
                                        (Dollars in thousands)
Interest Earnings
 Assets:
Loans................... $166,499   $ 90,790   $119,278   $78,802   $25,445  $480,814
Investment securities...    1,513     17,213     17,788     1,714       619    38,847
FHLB stock..............    2,646         -         --        --        --      2,646
Fed funds sold..........      --         --         --        --        --        --
Interest earning
 deposits...............    1,278        --         --        --        --      1,278
                         --------   --------   --------   -------   -------  --------
Total interest earning
 assets................. $171,936   $108,003   $137,066   $80,516   $26,064  $523,585
Noninterest earning
 assets.................                                                       49,945
                         --------   --------   --------   -------   -------  --------
  Total assets..........                                                     $573,530
                         ========   ========   ========   =======   =======  ========
Interest Bearing
 Liabilities:
Total interest bearing
 deposits...............  184,964    121,904    101,981       --        --    408,849
FHLB advances and other
 borrowings.............   18,125      6,000        --        --        --     24,125
                         --------   --------   --------   -------   -------  --------
Total interest bearing
 liabilities............ $203,089   $127,904   $101,981   $   --    $   --   $432,974
Noninterest bearing
 liabilities and
 equity.................                                                      140,556
                         --------   --------   --------   -------   -------  --------
  Total liabilities and
   equity...............                                                     $573,530
                         ========   ========   ========   =======   =======  ========
Rate sensitivity gap.... $(31,153)  $(19,901)  $ 35,085   $80,516   $26,064  $ 90,611
Cumulative rate
 sensitivity gap:
Amount..................  (31,153)   (51,054)   (15,969)   64,547    90,611
As a percentage of
 interest earning
 assets.................    (5.95)%    (9.75)%    (3.05)%   12.33%    17.31%
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

Recent Financial Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS No. 133. This statement was adopted January 1, 2001 and did not have a material effect on the results of operations or the financial position of the Corporation.

  In September 2000, The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect that adoption of this statement will have a material effect on the results of operations or the financial position of the Corporation.

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

  The table below provides information as of December 31, 2000 about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit decay or early withdrawal rates.

                                          By Expected Maturity Date
                         ----------------------------------------------------------------
                                           Year Ended December 31,
                         ----------------------------------------------------------------
                                                      2004-    After               Fair
                           2001     2002     2003     2005      2006     Total    Value
                         --------  -------  -------  -------  --------  -------- --------
                                           (Dollars in thousands)
Investment Securities
 Amounts maturing:
  Fixed rate............ $ 18,230  $10,687  $ 2,784  $ 3,438  $  3,676  $ 38,815
  Weighted average
   interest rate........     5.42%    5.66%    5.61%    5.90%     6.85%
  Adjustable Rate.......       32      --       --       --        --         32
  Weighted average
   interest rate........     8.00%     --       --       --        --
                         --------  -------  -------  -------  --------  -------- --------
    Totals..............   18,262   10,687    2,784    3,438     3,676  $ 38,847 $ 38,945
Loans
 Amounts maturing:
  Fixed rate............ $  7,044  $ 8,362  $ 5,566  $18,544  $152,527  $192,043
  Weighted average
   interest rate........     9.30%    9.39%    8.75%    9.25%     8.58%
  Adjustable rate.......  123,707   15,948   13,631   22,076   115,030   290,392
  Weighted average
   interest rate........    10.02%    9.44%    9.27%    9.39%     8.79%
                         --------  -------  -------  -------  --------  -------- --------
    Totals.............. $130,751  $24,310  $19,197  $40,620  $267,557  $482,435 $488,358
Certificates of Deposit
 Amounts maturing:
  Fixed rate............ $241,354  $ 3,636  $ 1,454  $   557  $    --   $247,001 $248,056
  Weighted average
   interest rate........     6.45%    5.78%    5.24%    4.47%      --
FHLB Advances
 Amounts maturing:
  Fixed rate............ $ 23,125  $   --   $   --   $   --   $    --   $ 23,125 $ 23,126
  Weighted average
   interest rate........     6.81%     --       --       --        --
Other Borrowings
 Amounts maturing:
  Fixed rate............ $  1,000  $   --   $   --   $   --   $    --   $  1,000 $  1,000
  Weighted average
   interest rate........     7.13%     --       --       --        --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" of the Company's definitive Proxy Statement dated March 22, 2001 (the "Proxy Statement") for the annual meeting of shareholders to be held April 26, 2001.

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

  (3) Exhibits

     Exhibit
       No.
     -------
      3.1    Articles of Incorporation(1)

      3.2    Bylaws of the Company(1)

     10.1    1998 Stock Option and Restricted Stock Award Plan(2)

     10.2 Employment Agreement between the Company and Donald V. Rhodes, effective October 1, 1997.(1)

     10.3 Severance Agreement between the Company and Brian L. Vance, effective October 1, 1997.(1)

     10.4 Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)

     10.6    1997 Stock Option and Restricted Stock Award Plan(3)

     21.0    Subsidiaries of the Company

     23.0    Consent of KPMG LLP

     24.0    Power of Attorney dated March 19, 2001

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

    (3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

      (b) Reports on Form 8-K. The Company filed two reports on Form 8-K during 2000 as follows:

            (1) February 23, 2000 Form 8-K announcing that the board of
                Heritage Financial Corporation authorized the repurchase an additional 10% of its outstanding stock.

            (2) May 24, 2000 Form 8-K announcing that the board of Heritage
                Financial Corporation elected Brian Charneski to the board effective May 17, 2000.

            (3) June 28, 2000 Form 8-K announcing that the board of Heritage
                Financial Corporation authorized the repurchase of an additional 10% of its outstanding stock.

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

                                          HERITAGE FINANCIAL CORPORATION

                                          Principal Executive Officer:

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                          Executive Officer

                                          Principal Financial Officer:

                                          /s/ Edward D. Cameron
                                          -------------------------------------
                                          Edward D. Cameron
                                          Vice President and Treasurer
Dated: March 19, 2001

  Donald V. Rhodes, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-K, has signed this report on March 19, 2001, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

           Lynn M. Brunton           John A. Clees                   Brian Charneski
           Daryl D. Jensen           H. Edward Odegard               Jeffrey S. Lyon
           James P. Senna            Peter Fluetsch
           Philip S. Weigand         Melvin R. Lewis

                                          /s/ Donald V. Rhodes
                                          -------------------------------------
                                          Donald V. Rhodes
                                          Attorney-in-fact
                                          March 19, 2001

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                June 30, 1998, December 31, 1998, 1999, and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report..............................................  F-2

Consolidated Statements of Financial Condition--December 31, 1999 and
 December 31, 2000........................................................  F-3

Consolidated Statements of Income--Year ended June 30, 1998, for the six month periods ended December 31, 1997 (unaudited) and 1998, and the years ended December 31, 1998 (unaudited), 1999, and 2000......................  F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income--
 Year ended June 30, 1998, for the six months ended December 31, 1998, and the years ended December 31, 1999, and 2000..............................  F-5

Consolidated Statements of Cash Flows--Year ended June 30, 1998, for the six month periods ended December 31, 1997 (unaudited) and 1998, and the years ended December 31, 1998 (unaudited), 1999, and 2000................  F-6

Notes to Consolidated Financial Statements................................  F-7

                         Independent Auditor's Report

The Board of Directors
Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended June 30, 1998, for the six-month period ended December 31, 1998 and for each of the years in the two-year period ended December 31, 2000.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the year ended June 30, 1998, for the six-month period ended December 31, 1998 and for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Seattle, Washington
February 4, 2001

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1999 and 2000
                             (Dollars in thousands)

                                                               December 31
                                                             -----------------
                                                               1999     2000
                                                             --------  -------
                           ASSETS
                           ------
Cash on hand and in banks................................... $ 17,596   20,187
Interest earning deposits...................................      949    1,278
Federal funds sold..........................................    2,100      --
Investment securities available for sale....................   36,378   33,771
Investment securities held to maturity......................    6,165    5,076
Loans held for sale.........................................      589    1,931
Loans receivable............................................  417,173  480,504
Less: Allowance for loan losses.............................   (4,264)  (5,063)
                                                             --------  -------
  Loans, net................................................  412,909  475,441
Premises and equipment, at cost, net........................   18,874   19,510
Federal Home Loan Bank stock, at cost.......................    2,218    2,647
Accrued interest receivable.................................    2,938    3,693
Prepaid expenses and other assets...........................    2,447    2,779
Goodwill....................................................    7,795    7,217
                                                             --------  -------
                                                             $510,958  573,530
                                                             ========  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Deposits.................................................... $405,068  460,234
Advances from Federal Home Loan Bank........................    2,800   23,125
Other borrowings............................................        8    1,000
Advance payments by borrowers for taxes and insurance.......      375      363
Accrued expenses and other liabilities......................    6,584    5,037
Deferred Federal income taxes...............................      859      766
                                                             --------  -------
                                                              415,694  490,525
                                                             --------  -------
Stockholders' equity:
  Common stock, no par, 15,000,000 shares authorized;
   10,025,407 and 8,222,988 shares outstanding at December
   31, 1999 and December 31, 2000,
   respectively.............................................   69,837   54,080
  Unearned compensation--ESOP and Other.....................   (1,154)  (1,074)
  Retained earnings, substantially restricted...............   26,926   30,000
  Accumulated other comprehensive income, net...............     (345)      (1)
                                                             --------  -------
    Total stockholders' equity..............................   95,264   83,005
  Commitments and Contingencies.............................      --       --
                                                             --------  -------
                                                             $510,958  573,530
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

                                         Six Months Ended              Year ended
                          Year Ended       December 31,               December 31,
                           June 30,   ---------------------- --------------------------------
                             1998        1997        1998       1998        1999      2000
                          ----------- ----------- ---------- ----------  ---------- ---------
                                      (unaudited)            (unaudited)
Interest income:
 Loans..................  $    24,053     11,679      15,329     27,703      32,886    41,510
 Mortgage backed
  securities............          397        208         151        340         227       180
 Investment securities
  and Federal Home Loan
  Bank dividends........        1,298        486       1,186      1,999       2,591     2,393
 Interest on federal
  funds sold and
  overnight deposits....        2,229        442       1,544      3,330         820       159
                          ----------- ----------  ---------- ----------  ---------- ---------
   Total interest
    income..............       27,977     12,815      18,210     33,372      36,524    44,242
                          ----------- ----------  ---------- ----------  ---------- ---------
Interest expense:
 Deposits...............       11,810      5,800       7,139     13,149      13,008    18,630
 Other borrowings.......           57         32          54         79          58       771
                          ----------- ----------  ---------- ----------  ---------- ---------
   Total interest
    expense.............       11,867      5,832       7,193     13,228      13,066    19,401
                          ----------- ----------  ---------- ----------  ---------- ---------
     Net interest
      income............       16,110      6,983      11,017     20,144      23,458    24,841
Provision for loan
 losses.................          149         71         202        280         408       787
                          ----------- ----------  ---------- ----------  ---------- ---------
     Net interest income
      after provision
      for loan losses...       15,961      6,912      10,815     19,864      23,050    24,054
                          ----------- ----------  ---------- ----------  ---------- ---------
Noninterest income:
 Gains on sales of
  loans, net............        2,406      1,102       1,297      2,601       1,079       684
 Commissions on sales
  of annuities and
  securities............          151         75         101        178         184       196
 Services charges on
  deposits..............          947        433         661      1,175       1,378     1,590
 Rental income..........          208        104         112        215         205       239
 Other income...........          549        284         730        996       1,192     1,481
                          ----------- ----------  ---------- ----------  ---------- ---------
   Total noninterest
    income..............        4,261      1,998       2,901      5,165       4,038     4,190
                          ----------- ----------  ---------- ----------  ---------- ---------
Noninterest expense:
 Salaries and employee
  benefits..............        7,477      3,677       5,172      8,972       9,616    10,105
 Building occupancy.....        2,199      1,077       1,502      2,624       2,870     3,066
 FDIC premiums and
  special assessment....          141         67          73        147         155        85
 Data processing........          907        425         683      1,165       1,226     1,195
 Marketing..............          431        208         298        522         450       401
 Office supplies and
  printing..............          312        152         209        370         473       410
 Goodwill
  amortization..........           12         12         288        288         577       577
 Other..................        2,211        880       2,050      3,380       3,406     3,484
                          ----------- ----------  ---------- ----------  ---------- ---------
   Total noninterest
    expense.............       13,690      6,498      10,275     17,468      18,773    19,323
                          ----------- ----------  ---------- ----------  ---------- ---------
     Income before
      Federal income tax
      expense
      (benefit).........        6,532      2,412       3,441      7,561       8,315     8,921
Federal income tax
 expense (benefit)......        2,273        842       1,275      2,706       2,958     2,947
                          ----------- ----------  ---------- ----------  ---------- ---------
     Net income.........  $     4,259      1,570       2,166      4,855       5,357     5,974
                          =========== ==========  ========== ==========  ========== =========
Basic earnings per
 common share...........  $      0.41       0.15        0.20       0.46        0.50      0.66
Basic weighted average
 shares.................   10,394,415 10,235,550  10,553,279 10,663,238  10,763,066 9,098,604
Diluted earnings per
 common share...........  $      0.40       0.15        0.20       0.44        0.49      0.65
Diluted weighted average
 shares.................   10,669,706 10,253,887  11,029,597 11,059,915  10,935,397 9,238,888

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       (Dollars and shares in thousands)

                                                                                Unrealized
                                                                                 gain on    Total
                          Number of          Additional    Unearned             securities  stock-
                           common   Common    paid-in   compensation-- Retained available  holders'
                           shares    stock    capital   ESOP and Other earnings  for sale   equity
                          --------- -------  ---------- -------------- -------- ---------- --------
Balance at June 30,
 1997...................    2,727   $ 8,006     4,103          --       19,416       64     31,589
Offering proceeds.......    6,480    64,352       --        (1,322)        --       --      63,030
Earned ESOP shares......        4        17       --            36         --       --          53
Conversion transaction..    1,329     4,223    (4,103)         --          --       --         120
Exercise of stock
 options................       61       141       --           --          --       --         141
Restricted stock award..        3        43       --           (43)        --       --         --
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................      --        --        --           --          --        29         29
Net income..............      --        --        --           --        4,259      --       4,259
Cash dividends
 declared...............      --        --        --           --         (733)     --        (733)
                           ------   -------    ------       ------      ------     ----    -------
Balance at June 30,
 1998...................   10,604    76,782       --        (1,329)     22,942       93     98,488
Earned ESOP shares......        4        11       --            44         --       --          55
Exercise of stock
 options................      240       726       --           --           11      --         737
Restricted stock award..       (3)      (43)      --            43         --       --         --
Net income..............      --        --        --           --        2,166      --       2,166
Net increase in
 unrealized gain on
 securities available
 for sale, net of
 taxes..................      --        --        --           --          --        33         33
Cash dividends
 declared...............      --        --        --           --         (920)     --        (920)
                           ------   -------    ------       ------      ------     ----    -------
Balance at December 31,
 1998...................   10,845    77,476       --        (1,242)     24,199      126    100,559
Earned ESOP shares......        9       (13)      --            88         --       --          75
Exercise of stock
 options................       92       252       --           --           19      --         271
Stock repurchased.......     (921)   (7,878)      --           --          --       --      (7,878)
Net income..............      --        --        --           --        5,357      --       5,357
Net decrease in
 unrealized gain on
 securities available
 for sale, net
 of taxes...............      --        --        --           --          --      (471)      (471)
Cash dividends
 declared...............      --        --        --           --       (2,649)     --      (2,649)
                           ------   -------    ------       ------      ------     ----    -------
Balance at December 31,
 1999...................   10,025    69,837       --        (1,154)     26,926     (345)    95,264
Earned ESOP shares......        9        (5)                    80                              75
Exercise of stock
 options................       41       200                                                    200
Stock repurchased.......   (1,852)  (15,952)                                               (15,952)
Net income..............                                                 5,974               5,974
Net decrease in
 unrealized loss on
 securities available
 for sale, net of
 taxes..................                                                            344        344
Cash dividends
 declared...............                                                (2,900)             (2,900)
                           ------   -------    ------       ------      ------     ----    -------
Balance at December 31,
 2000...................    8,223   $54,080       --        (1,074)     30,000       (1)    83,005
                           ======   =======    ======       ======      ======     ====    =======

                                     Six months ended   Year ended December
                          Year ended   December 31,             31,
                           June 30,  ----------------- ------------------------
  Comprehensive Income       1998       1997     1998     1998     1999   2000
  --------------------    ---------- ----------- ----- ----------  -----  -----
                                     (unaudited)       (unaudited)
Net income...............   $4,259      1,570    2,166   4,855     5,357  5,974
Increase (decrease) in
 unrealized gain on
 securities available for
 sale, net of tax of $15,
 24,17, 19,(243), and
 179.....................       29         47       33      37      (471)   344
                            ------      -----    -----   -----     -----  -----
Comprehensive income.....   $4,288      1,617    2,199   4,892     4,886  6,318
                            ======      =====    =====   =====     =====  =====

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars and shares in thousands)

                                      Six Months Ended             Year Ended
                         Year Ended     December 31,              December 31,
                          June 30,  --------------------  ------------------------------
                            1998       1997       1998       1998       1999      2000
                         ---------- ----------- --------  ----------  --------  --------
                                    (unaudited)           (unaudited)
Cash flows from
 operating activities:
 Net income............   $  4,259      1,570      2,166      4,855      5,357     5,974
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities, net of
  effect of
  acquisition:
 Depreciation and
  amortization.........      1,195        595        790      1,196      2,267     2,256
 Deferred loan fees,
  net of
  amortization.........       (149)       (38)      (124)      (234)      (193)      (71)
 Provision for loan
  losses...............        149         71        202        280        408       787
 Net decrease
  (increase) in loans
  held for sale........        (89)     1,280     (1,206)    (2,575)     7,029    (1,342)
 Deferred Federal
  income tax expense
  (benefit)............         (3)       (43)      (144)      (121)       (53)     (271)
 Federal Home Loan
  Bank stock
  dividends............       (130)       (62)       (78)      (147)      (156)     (153)
 Recognition of
  compensation related
  to ESOP..............        --         --          55         26         75        75
 Net change in accrued
  interest receivable,
  prepaid expenses and
  other assets, and
  accrued expenses and
  other liabilities....      2,577     (1,209)       460      1,182        444    (2,670)
                          --------    -------   --------   --------   --------  --------
   Net cash provided by
    operating
    activities.........      7,809      2,164      2,121      4,462     15,178     4,585
                          --------    -------   --------   --------   --------  --------
Cash flows from
 investing activities,
 net of effect of
 acquisition:
 Loans originated, net
  of principal payments
  and loan sales.......    (21,513)    (8,610)   (12,417)   (25,409)   (97,747)  (63,248)
 Maturities of
  investment securities
  available for sale...        512        --       4,069      6,465      8,860     3,329
 Maturities of
  investment securities
  held to maturity.....     10,881      4,752     19,351     25,289     10,005     1,093
 Purchase of investment
  securities held to
  maturity.............    (21,147)    (1,950)    (1,301)   (20,311)      (265)      --
 Purchase of investment
  securities available
  for sale.............     (3,830)      (500)   (23,073)   (28,281)   (14,258)     (476)
 Purchase of premises
  and equipment........       (712)      (193)      (807)    (1,142)    (2,441)   (2,319)
 Cash acquired, net of
  cash paid for
  acquisition..........     10,573        --         --      10,573        --        --
                          --------    -------   --------   --------   --------  --------
   Net cash used in
    investing
    activities.........    (25,236)    (6,501)   (14,178)   (32,816)   (95,846)  (61,621)
                          --------    -------   --------   --------   --------  --------
Cash flows from
 financing activities,
 net of effect of
 acquisition:
 Net increase
  (decrease) in
  deposits.............     27,215     19,234      3,576    (60,950)    37,964    55,166
 Net increase
  (decrease) in FHLB
  advances.............       (192)      (890)       (11)       687      2,113    20,325
 Net increase
  (decrease) in other
  borrowed funds.......       (537)       (74)    (1,340)    (1,814)        (9)      992
 Net increase
  (decrease) in advance
  payments by borrowers
  for taxes and
  insurance............        --         --          57          2       (101)      (12)
 Cash dividends paid...       (342)       --        (831)    (1,173)    (2,438)   (2,863)
 Issuance of restricted
  stock award and
  exercise of stock
  options..............        141         34        726        834        271       200
 Proceeds received and
  held for stock
  conversion...........        --      72,506        --         --         --        --
 HFC Stock
  repurchased..........                                                 (7,435)  (15,952)
 Net proceeds from
  stock offering.......     63,030        --         --      63,030        --        --
                          --------    -------   --------   --------   --------  --------
   Net cash provided by
    (used in) financing
    activities.........     89,315     90,810      2,177        616     30,365    57,856
                          --------    -------   --------   --------   --------  --------
   Net increase
    (decrease) in cash
    and cash
    equivalents........     71,888     86,473     (9,880)   (27,738)   (50,303)      820
Cash and cash
 equivalents at
 beginning of year.....     12,213     12,213     80,828     98,686     70,948    20,645
                          --------    -------   --------   --------   --------  --------
Cash and cash
 equivalents at end of
 year..................   $ 84,101     98,686     70,948     70,948     20,645    21,465
                          ========    =======   ========   ========   ========  ========
Supplemental
 disclosures of cash
 flow information:
 Cash payments for:
 Interest expense......   $ 11,926      5,821      7,208     13,086     12,631    18,456
 Federal income
  taxes................      1,886        621      1,640      2,905      2,883     3,492
Supplemental disclosure
 of noncash investing
 activities:
 Mortgage loans
  transferred to real
  estate owned.........         82        --         (82)       --         --        --

          See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in thousands)

(1) Summary of Significant Accounting Policies

 (a) Description of Business

  Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank, and Central Valley Bank. Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties. Effective June 12, 1998, the Company acquired North Pacific Bank, a Washington-chartered commercial bank which was merged into Heritage Bank effective November 20, 1998.

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

 (b) Basis of Presentation

  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Actual results could differ from these estimates.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


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

 (e) Loans Receivable and Loans Held for Sale

  Loans are generally recorded at cost, net of discounts, unearned fees and deferred fees. Interest on loans is calculated using the simple interest method based on the daily balance of the principle amount outstanding and is credited to income as earned. Discounts and premiums on purchased loans are amortized using the interest method over the remaining contractual lives, adjusted for actual prepayments. Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization. Unrealized losses on such loans are included in income.

 (f) Loan Fees

  Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

 (g) Allowance for Loan Losses

  A valuation allowance for loans is based on management's estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers' ability to repay, economic and market trends and conditions, holding costs and absorption periods. In the opinion of management, the present allowance is adequate to absorb losses inherent in the portfolio at December 31, 2000.

  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 (h) Impaired Loans

  The accrual of interest on loans is discontinued and the loans are considered impaired when, in the opinion of management, the collectibility of principal or interest is in doubt or generally when the loans are contractually past due 90 days or more with respect to principal or interest. When accrual of interest is discontinued on a loan, the interest accrued but not collected is charged against operations. Thereafter, payments received are generally applied to principal. However, based on management's assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Impaired loans and other nonaccrual loans are returned to an accrual status when management determines that the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

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

 (j) Real Estate Owned

  Real estate acquired by the Bank in satisfaction of debt is recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value less estimated costs to sell.

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

 (l) Goodwill

  Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and is being amortized on a straight line basis over 15 years. The Company periodically evaluates goodwill for impairment.

 (m) Federal Income Taxes

  The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 (n) Employee Stock Ownership Plan

  Heritage Bank sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company's common stock. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP. The Bank's contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

 (o) Stock Based Compensation

  The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. As none of the Company's stock options have any intrinsic value at grant date, no compensation cost has been recognized for its stock option plan activity.

 (p) Recent Financial Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS No. 133. Management does not expect that application of this statement will have a material effect on the results of operations or the financial position of the Corporation.

  The SEC issued Staff Accounting Bulletin No. 101B (SAB 101B). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance for revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. Management adopted the provisions of SAB 101 in the fourth quarter of 2000 and the adoption did not have a material impact on our consolidated financial statements.

  In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB 25) and became effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Management adopted Interpretation No. 44 on July 1, 2000, and it did not have a material impact on the Company's consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  In September 2000, The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect that adoption of this statement will have a material effect on the results of operations or the financial position of the Corporation.

(2) Business Combinations

 (a) North Pacific Bank

  The Company completed the acquisition of North Pacific Bank effective June 12, 1998. The Company paid the former stockholder of North Pacific Bancorporation $17.6 million in cash for the common stock of North Pacific Bancorporation. This acquisition was treated as a purchase for accounting purposes. Accordingly, under accounting principles generally accepted in the United States of America, the assets and liabilities of North Pacific Bank have been recorded on the books of the Company at their respective fair values at the date the acquisition was consummated. Goodwill, the excess of the purchase price (cost) over the net fair value of the assets and liabilities acquired, was recorded at $8.6 million. Accumulated amortization of goodwill amounted to $865 and $1,443 as of December 31, 1999 and December 31, 2000, respectively.

 (b) Washington Independent Bancshares, Inc

  On September 28, 1998, the Company entered into a definitive merger agreement with Washington Independent Bancshares, Inc. (WIB) whereby the Company would acquire all of the outstanding common stock of WIB (whose wholly owned subsidiary is Central Valley Bank, NA, Toppenish, Washington). The transaction closed on March 5, 1999, and the Company exchanged 1,058,009 shares of its common stock for all of the outstanding WIB common stock, and merged WIB into Heritage Financial Corporation. This transaction was accounted for as a pooling of interests. A summary of revenue and net income previously presented by the Company and combined with WIB for the year ended June 30, 1998, and the six months ended December 31, 1998 are as follows:

                                                           Year ended June 30,
                                                                   1998
                                                          ----------------------
                                                          Company  WIB  Combined
                                                          ------- ----- --------
   Total revenue......................................... $26,932 5,306  32,238
   Net Income............................................   3,628   631   4,259

                                                             Six months ended
                                                            December 31, 1998
                                                          ----------------------
                                                          Company  WIB  Combined
                                                          ------- ----- --------
   Total revenue......................................... $18,085 3,026  21,111
   Net Income............................................   1,924   242   2,166

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(3) Loans Receivable and Loans Held for Sale

  Loans receivable and loans held for sale consist of the following:

                                                              December 31,
                                                            -----------------
                                                              1999     2000
                                                            --------  -------
   Commercial loans........................................ $192,088  234,166
   Real estate mortgages:
     One to four family residential........................   97,907  107,501
     Five or more family residential and commercial real
      estate...............................................   94,242  109,560
                                                            --------  -------
     Total real estate mortgage............................  192,149  217,061

   Real estate construction:
     One to four family residential........................   23,293   27,412
     Five or more family residential and commercial real
      estate...............................................    7,537      --
                                                            --------  -------
   Total real estate construction..........................   30,830   27,412

     Consumer..............................................    4,273    5,466
                                                            --------  -------
     Subtotal..............................................  419,340  484,105

   Unamortized yield adjustments...........................   (1,578)  (1,670)
                                                            --------  -------
     Total loans receivable and loans held for sale........ $417,762  482,435
                                                            ========  =======

  Accrued interest on loans receivable amounted to $2,505 and $3,276 as of December 31, 1999 and December 31, 2000, respectively. The Company had $1,804 and $1,607 of impaired loans which were nonaccruing as of December 31, 1999 and December 31, 2000, respectively. The weighted average interest rate on loans was 8.6% and 9.0% for December 31, 1999 and December 31, 2000, respectively.

  Details of certain mortgage banking activities are as follows:

                                                                  December 31,
                                                                  ------------
                                                                   1999  2000
                                                                  ------ -----
Loans held for sale at lower of cost or market................... $  589 1,931
Loans serviced for others........................................  9,534 7,883
Commitments to sell mortgage loans...............................  1,895 2,831
Commitments to fund mortgage loans (at interest rates
 approximating market rates)
  Fixed rate.....................................................    540 4,241
  Variable or adjustable rate....................................    --    --

  Servicing fee income from mortgage loans serviced for others amounted to $56, $22, $34, and $27 for the year ended June 30, 1998, the six months ended December 31, 1998, and the years ended December 31, 1999 and December 31, 2000, respectively.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  As of December 31, 2000, the Company had commitments of $52.1 million in other commercial lines of credit, $34.6 million in real estate commitments (both construction and lines of credit), and $7.2 million in other commitments (including consumer credit lines and letters of credit).

(4) Allowance for Loan Losses

  Activity in the allowance for loan losses is summarized as follows:

                                                                  Year Ended
                                         Year Ended  Six months     Dec 31,
                                          June 30,  Ended Dec 31, ------------
                                            1998        1998      1999   2000
                                         ---------- ------------- -----  -----
   Balance at beginning of period.......   $3,105       3,929     3,957  4,264
     Provision..........................      149         202       408    787
     Recoveries.........................        8          13       146     52
     Charge offs........................       (3)       (187)     (247)   (40)
     Acquired with North Pacific Bank...      670         --        --     --
                                           ------       -----     -----  -----
   Balance at end of period.............   $3,929       3,957     4,264  5,063
                                           ======       =====     =====  =====

  Interest on nonaccrual loans foregone was $11, $60, and $130 for the six months ended December 31, 1998, and the years ended December 31, 1999, and December 31, 2000. Foregone interest was immaterial for the year ended June 30, 1998.

(5) Investment Securities Available For Sale

  The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

                                                    Gross      Gross
                                        Amortized unrealized unrealized  Fair
                                          cost      gains      losses   value
                                        --------- ---------- ---------- ------
   December 31, 1999
   U.S. Government and its agencies.... $ 33,192     --         (669)   32,523
   Mortgage backed and related
    securities:
     Collateralized mortgage
      obligations......................    1,611     --          (28)    1,583
     Other.............................    1,100     184          (8)    1,276
   Corporate notes.....................    1,000       1          (5)      996
                                        --------     ---        ----    ------
                                        $ 36,903     185        (710)   36,378
                                        ========     ===        ====    ======
   December 31, 2000
   U.S. Government and its agencies.... $ 30,796      19        (126)   30,689
   Mortgage backed and related
    securities:
     Collateralized mortgage
      obligations......................    1,377     --          (19)    1,358
     Other.............................    1,100     127          (4)    1,223
   Corporate notes.....................      500       1         --        501
                                        --------     ---        ----    ------
       Totals.......................... $ 33,773     147        (149)   33,771
                                        ========     ===        ====    ======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2000 are shown below:

                                                                Amortized  Fair
                                                                  cost    value
                                                                --------- ------
      Due in one year or less..................................  $17,006  16,938
      Due after one year through three years...................   12,896  12,845
      Due after three through five years.......................    2,393   2,402
      Due after five years through ten years...................      295     293
      Due after ten years......................................    1,183   1,293
                                                                 -------  ------
      Totals...................................................  $33,773  33,771
                                                                 =======  ======

  There were no sales of investment securities available for sale during the year ended June 30, 1998, the six months ended December 31, 1998 or the years ended December 31, 1999, and December 31, 2000.

  Accrued interest on investment securities available for sale amounted to $385 and $380 as of December 31, 1999 and December 31, 2000, respectively.

  At December 31, 1999 and December 31, 2000, investment securities available for sale with fair values of $14,608 and $18,859 were pledged to secure public deposits and for other purposes as required or permitted by law.

(6) Investment Securities Held to Maturity

  The amortized cost and fair values of investment securities held to maturity are as follows:

                                                      Gross      Gross
                                          Amortized unrealized unrealized Fair
                                            cost      gains      losses   value
                                          --------- ---------- ---------- -----
   December 31, 1999
   U.S. Government and its agencies......  $ 1,200     --          (6)    1,194
   Mortgage backed securities:
     FNMA certificates...................      433      15         (1)      447
     FHLMC certificates..................      544      15        --        559
     GNMA certificates...................    1,422      65        --      1,487
   Municipal bonds.......................    2,566       4        (38)    2,532
                                           -------     ---        ---     -----
                                           $ 6,165      99        (45)    6,219
                                           =======     ===        ===     =====
   December 31, 2000
   U.S. Government and its agencies......  $   900     --          (1)      899
   Mortgage backed securities:
     FNMA certificates...................      318       9        --        327
     FHLMC certificates..................      437      13        --        450
     GNMA certificates...................    1,211      68        --      1,279
   Municipal bonds.......................    2,210      14         (5)    2,219
                                           -------     ---        ---     -----
                                           $ 5,076     104         (6)    5,174
                                           =======     ===        ===     =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2000 are shown below:

                                                                 Amortized Fair
                                                                   cost    value
                                                                 --------- -----
      Due in one year or less...................................  $1,290   1,289
      Due after one year through three years....................     627     627
      Due after three years through five years..................     807     812
      Due after five years through ten years....................     714     728
      Due after ten years.......................................   1,638   1,718
                                                                  ------   -----
      Totals....................................................  $5,076   5,174
                                                                  ======   =====

  There were no sales of investment securities held to maturity during the years ended June 30, 1998, the six months ended December 31, 1998, or for the years ended December 31, 1999, and December 31, 2000.

  Accrued interest on investment securities held to maturity amounted to $33 and $34 as of December 31, 1999 and December 31, 2000, respectively.

  At December 31, 1999 and December 31, 2000, investment securities held to maturity with amortized cost values of $700 and $820 were pledged to secure public deposits and for other purposes as required or permitted by law.

(7) Premises and Equipment

  A summary of premises and equipment follows:

                                                                   December 31,
                                                                  --------------
                                                                   1999    2000
                                                                  ------- ------
      Land....................................................... $ 4,518  4,519
      Buildings and building improvements........................  15,034 16,628
      Furniture, fixtures and equipment..........................  11,204 11,207
                                                                  ------- ------
                                                                   30,756 32,354
      Less accumulated depreciation..............................  11,882 12,844
                                                                  ------- ------
                                                                  $18,874 19,510
                                                                  ======= ======

(8) Deposits

  Deposits consist of the following:

                                                         December 31,
                                               ---------------------------------
                                                     1999             2000
                                               ---------------- ----------------
                                                Amount  Percent  Amount  Percent
                                               -------- ------- -------- -------
      Non interest demand deposits............ $ 42,639   10.5% $ 51,298   11.1%
      NOW accounts............................   51,686   12.8    47,315   10.3
      Money market accounts...................   44,239   10.9    59,790   13.0
      Savings accounts........................   66,107   16.3    54,830   11.9
      Certificate accounts....................  200,397   49.5   247,001   53.7
                                               --------  -----  --------  -----
                                               $405,068  100.0% $460,234  100.0%
                                               ========  =====  ========  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  The combined weighted average interest rate of deposits was 3.67% and 4.46% at December 31, 1999 and December 31, 2000, respectively. Accrued interest payable on deposits was $618 and $890 at December 31, 1999 and December 31, 2000, respectively. Interest expense, by category, is as follows:

                                          Six Months Ended         Year Ended
                               Year Ended   December 31,          December 31,
                                June 30,  ----------------- -------------------------
                                  1998       1997     1998     1998      1999   2000
                               ---------- ----------- ----- ----------  ------ ------
                                          (unaudited)       (unaudited)
      NOW accounts............  $   666        325      435      776       767    990
      Money market accounts...    2,077      1,035    1,367    2,409     2,872  2,972
      Savings accounts........      511        244      476      743     1,098  1,050
      Certificate accounts....    8,556      4,196    4,861    9,221     8,271 13,618
                                -------      -----    -----   ------    ------ ------
                                $11,810      5,800    7,139   13,149    13,008 18,630
                                =======      =====    =====   ======    ====== ======

  Scheduled maturities of certificate accounts at December 31, 2000 are as follows:

      Within one year                                                   $241,350
      Between one and two years........................................    3,637
      Between two and three years......................................    1,455
      Between three and four years.....................................      365
      Between four and five years......................................      194
                                                                        --------
                                                                        $247,001
                                                                        ========

  Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $76,958 and $96,069 at December 31, 1999 and December 31,
2000.

(9) FHLB Advances and Stock

  The Company is required to maintain an investment in the stock of the Federal Home Loan Bank of Seattle (FHLB) in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 2000, the Company was required to maintain an investment in the stock of the FHLB of Seattle of at least $1.2 million. Purchases and sales of stock are made directly with the FHLB at par value.

  A summary of FHLB Advances follows:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
      Balance at period end.................................... $2,800  $23,125
      Average balance..........................................    958   10,451
      Maximum amount outstanding at any month end..............  3,300   23,125
      Average interest rate:
        During the period......................................   5.90%    6.58%
        At period end..........................................   5.70%    6.81%

  At December 31, 2000 the Company had overnight advances of $7,125 at 6.81% from the FHLB.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  FHLB advances that have fixed interest rates are scheduled to mature as follows:

                                                              At December 31,
                                                              ----------------
                                                               1999     2000
                                                              ------- --------
      Note payable, interest only payable month at 6.52%,
       maturing on January 19, 2001..........................    --      5,000
      Note payable, interest only payable month at 6.40%,
       maturing on January 24, 2001..........................    --      5,000
      Note payable, interest only payable month at 6.45%,
       maturing on March 21, 2001............................    --      1,000
      Note payable, interest only payable month at 5.88%,
       maturing on December 24, 2001.........................    --      5,000

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

  Heritage Bank and Central Valley Bank may borrow from the FHLB in amounts up to 20% and 10% of their total assets, respectively.

(10) Federal Funds Purchased

  The maximum and average outstanding balances and average interest rates on fed funds purchased were as follows:

                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
      Maximum outstanding at any month-end............    $  --        $1,300
      Average outstanding.............................        20          501
      Weighted average interest rate:
        For the period................................     5.407%       6.835%
        End of period.................................       --         7.125%

  Central Valley Bank maintains a federal funds line with Key Bank for $3,600. This line is renewed annually, and currently matures April 1, 2001. As of December 31, 2000 the balance of overnight federal funds purchased was $1,000.

(11) Federal Income Taxes

  Federal income tax expense (benefit) consists of the following:

                                                                   Years Ended
                                                       Six Months   December
                                           Year Ended    Ended         31,
                                            June 30,  December 31, ------------
                                              1998        1998     1999   2000
                                           ---------- ------------ -----  -----
   Current................................  $ 2,276      1,419     3,011  3,218
   Deferred...............................       (3)      (144)      (53)  (271)
                                            -------      -----     -----  -----
                                            $ 2,273      1,275     2,958  2,947
                                            =======      =====     =====  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% as follows:

                                          Year    Six Months   Year Ended
                                         Ended      Ended     December 31,
                                        June 30, December 31, --------------
                                          1998       1998      1999    2000
                                        -------- ------------ ------  ------
   Income tax expense at Federal
    statutory rate..................... $ 2,221     1,170      2,827   3,033
   Goodwill amortization tax effect....     --         98        199     196
   Other, net..........................      52         7        (68)   (282)
                                        -------     -----     ------  ------
                                        $ 2,273     1,275      2,958   2,947
                                        =======     =====     ======  ======

  The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases.

                                                                 December 31,
                                                                ---------------
                                                                 1999     2000
                                                                -------  ------
   Deferred tax assets:
     Loan loss allowances...................................... $  (821) (1,224)
     Management bonus..........................................    (153)    (68)
     Vacation benefits.........................................     (94)   (101)
     Unrealized losses on securities available for sale........    (178)    --
     Other.....................................................     (85)    (92)
                                                                -------  ------
       Total deferred tax assets...............................  (1,331) (1,485)
   Deferred tax liabilities:
     Deferred loan fees........................................     671     700
     Premises and equipment....................................   1,041     975
     FHLB stock................................................     478     576
                                                                -------  ------
       Total deferred tax liabilities..........................   2,190   2,251
                                                                -------  ------
       Deferred taxes payable, net............................. $   859     766
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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

  On April 26, 1999 the board of directors of the Company authorized the repurchase in the open market of 100,000 of its outstanding common shares. This was accomplished in the second quarter of 1999 for $0.8 million, or $8.56 per share. In October of 1999, the Company began the first of three stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 of which 611,232 shares were repurchased as of December 31, 2000. Collectively as of December 31, 2000, the company has repurchased 2,673,467 shares of stock representing 24% of the total outstanding as of September 30, 1999 at an average price of $8.63.

 (b) Earnings Per Common Share

  The following table illustrates the reconciliation of weighted average shares used for earnings per share computations:

                                       Six Months Ended
                         Year Ended      December 31,          Year Ended December 31,
                          June 30,  ---------------------- --------------------------------
                            1998       1997        1998       1998        1999      2000
                         ---------- ----------- ---------- ----------- ---------- ---------
                                    (unaudited)            (unaudited)
Basic:
  Weighted average
   shares............... 10,394,415 10,235,550  10,553,279 10,663,238  10,763,066 9,098,604
Diluted:
  Basic weighted average
   shares outstanding... 10,394,415 10,235,550  10,553,279 10,663,238  10,763,066 9,098,604
  Incremental shares
   from stock options...    275,291     18,337     476,318    396,677     172,331   140,284
                         ---------- ----------  ---------- ----------  ---------- ---------
  Weighted average
   shares outstanding... 10,669,706 10,253,887  11,029,597 11,059,915  10,935,397 9,238,888
                         ========== ==========  ========== ==========  ========== =========

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

  There were 92,700 shares, 96,150 shares and 72,600 shares of common stock outstanding at December 31, 1998, December 31, 1999 and December 31, 2000, respectively, whose share price were greater than the market

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

price of the common stock and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at June 30, 1998.

 (c) Cash Dividend Declared

  On December 22, 2000, the Company announced a quarterly cash dividend of 9 cents per share payable on January 31, 2001, to shareholders of record on January 19, 2001.

 (d) Restrictions on Dividends

  Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank, Central Valley Bank, and earnings from the investment of the net proceeds from the Conversion retained by the Company.

  The FDIC and the Washington State Department of Financial Institutions ("DFI") have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of
(i) the greater of the Bank's net income for the current fiscal year or (ii) the average of the Bank's net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company's or Bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

  At Central Valley Bank the approval of the Comptroller of the Currency is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

  Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 1999 and December 31, 2000, Heritage Bank and Central Valley Bank were both classified as "well capitalized" institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank's classification as a well capitalized institution.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                                                     Well-
                                      Minimum     capitalized
                                   Requirements   Requirements     Actual
                                   ---------------------------  -------------
                                      $      %       $      %      $      %
                                   -------- -------------- ---  -------- ----
As of December 31, 2000:
The Company consolidated
  Tier 1 leverage capital to
   average assets................. $ 16,205    3% $ 27,008   5% $ 75,788 14.0%
  Tier 1 capital to risk-weighted
   assets.........................   18,955    4    28,433   6    75,788 16.0
  Total capital to risk-weighted
   assets.........................   37,911    8    47,389  10    80,851 17.1

Heritage Bank
  Tier leverage capital to average
   assets.........................   14,542    3    24,236   5    67,711 14.0
  Tier 1 capital to risk-weighted
   assets.........................   16,674    4    25,010   6    67,711 16.2
  Total capital to risk-weighted
   assets.........................   33,347    8    41,684  10    72,291 17.3

Central Valley Bank
  Tier leverage capital to average
   assets.........................    2,131    3     3,552   5     5,843  8.2
  Tier 1 capital to risk-weighted
   assets.........................    2,261    4     3,391   6     5,843 10.3
  Total capital to risk-weighted
   assets.........................    4,521    8     5,652  10     6,325 11.2

                                                     Well-
                                      Minimum     capitalized
                                   Requirements   Requirements     Actual
                                   ---------------------------  -------------
                                      $      %       $      %      $      %
                                   -------- -------------- ---  -------- ----
As of December 31, 1999:
The Company consolidated
  Tier 1 leverage capital to
   average assets................. $ 13,908    3% $ 23,181   5% $ 87,340 18.9%
  Tier 1 capital to risk-weighted
   assets.........................   16,573    4    24,859   6    87,340 21.1
  Total capital to risk-weighted
   assets.........................   33,145    8    41,432  10    91,603 22.1

Heritage Bank
  Tier leverage capital to average
   assets.........................   12,438    3    20,729   5    77,650 18.7
  Tier 1 capital to risk-weighted
   assets.........................   14,518    4    21,776   6    77,650 21.4
  Total capital to risk-weighted
   assets.........................   29,035    8    36,294  10    81,466 22.5

Central Valley Bank
  Tier leverage capital to average
   assets.........................    1,930    3     3,216   5     5,358  8.3
  Tier 1 capital to risk-weighted
   assets.........................    2,047    4     3,070   6     5,358 10.5
  Total capital to risk-weighted
   assets.........................    4,094    8     5,117  10     5,805 11.3

(14) Stock Option Plans

  In September 1994, Heritage Bank's stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, Heritage Bank's stockholders approved the adoption of the 1997 stock option plan which is generally similar to the 1994 plan. On October 15, 1998, the Company's stockholders approved the adoption of the 1998 stock option plan which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


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

  The following table summarizes stock option activity for the year ended June 30, 1998, the six months ended December 31, 1998, and years ended December 31, 1999 and December 31, 2000. Option activity for the periods prior to the stock offering January 8, 1998 has been restated using the exchange ratio of one share of the Bank's common stock for 5.1492 shares of the Company's common stock.

                                                                  Exercisable
                                         Outstanding Options        Options
                                         ---------------------- ----------------
                                                        Avg.               Avg.
                                                       Option             Option
  Shares Under Option                      Shares      Price     Shares   Price
  -------------------                    -----------  --------- --------  ------
Balance at June 30, 1997................     698,902  $   2.85   340,685  $2.17
Options granted.........................      17,901     10.21       --     --
Became exercisable......................         --        --    150,082   3.40
Less: Exercised.........................     (61,148)     2.31   (61,148)  2.37
  Expired or canceled...................     (15,908)     3.73    (4,751)  3.36
                                         -----------  --------  --------  -----
Balance at June 30, 1998................     639,747      3.09   424,868   2.57
                                         ===========  ========  ========  =====

Options granted.........................      88,800     11.13       --     --
Became exercisable......................         --        --      8,802   4.87
Less: Exercised.........................    (239,406)     2.29  (239,406)  2.29
  Expired or canceled...................      (9,000)    14.38       --     --
                                         -----------  --------  --------  -----
Balance at December 31, 1998............     480,141      4.76   194,264   3.01
                                         ===========  ========  ========  =====

Options granted.........................     144,900      8.52       --     --
Became exercisable......................         --        --    131,649   5.35
Less: Exercised.........................     (91,636)     2.75   (91,636)  2.80
  Expired or canceled...................     (32,148)     7.37   (24,818)  5.86
                                         -----------  --------  --------  -----
Balance at December 31, 1999............     501,257      6.06   209,459   4.24
                                         ===========  ========  ========  =====

Options granted.........................     123,900      9.23       --     --
Became exercisable......................         --        --    165,802   6.17
Less: Exercised.........................     (41,181)     3.24   (41,181)  2.49
  Expired or canceled...................     (13,800)     9.37    (1,003)  8.94
                                         -----------  --------  --------  -----
Balance at December 31, 2000............     570,176  $   6.87   333,077  $5.40
                                         ===========  ========  ========  =====

  Under the 1997 plan, a restricted stock award of 3,000 shares with a fair value of $43 was awarded to a key officer and required five years of continuous employment from the date of award. These shares were issued

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

during June 1998. However, the officer left the Company's employment in December 1998, and therefore, the restricted stock award was rescinded.

  Financial data pertaining to outstanding stock options at December 31, 2000 were as follows:

                                                             Weighted Average
                                                           Remaining Contractual
             Exercise Price        Number of Option Shares    Life (in years)
             --------------        ----------------------- ---------------------
      $ 1.94......................          12,017                  0.6
      $ 3.11......................          32,183                  2.0
      $ 3.58......................         195,626                  3.6
      $ 8.50......................           7,800                  5.8
      $11.13......................          71,400                  5.4
      $ 9.00......................          17,850                  5.7
      $ 8.75......................           6,900                  5.7
      $ 8.13......................           2,100                  5.7
      $ 8.56......................           1,200                  5.8
      $ 8.50......................           3,900                  5.8
      $ 8.25......................           9,000                  5.9
      $ 8.44......................          89,000                  6.4
      $ 7.72......................          17,250                  6.7
      $ 7.50......................           1,500                  6.7
      $ 7.81......................           9,600                  6.8
      $ 8.00......................           1,200                  6.9
      $ 9.75......................          91,650                  7.3
                                           -------                  ---
                                           570,176                  5.0
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

                                               Year    Six Months   Year Ended
                                               Ended     Ended     December 31,
                                              June 30 December 31, -------------
                                               1998       1998      1999   2000
                                              ------- ------------ ------ ------
      Net income:
        As reported.........................  $4,259     $2,166    $5,357 $5,974
        Pro forma...........................   4,194      2,123     5,176  5,709
      Earnings per common share:
       Basic:
        As reported.........................    0.41       0.20      0.50   0.66
        Pro forma...........................    0.40       0.20      0.48   0.63
       Diluted:
        As reported.........................    0.40       0.20      0.49   0.65
        Pro forma...........................    0.39       0.19      0.47   0.62

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

  The fair value of options granted during the year ended June 30, 1998, six months ended December 31, 1998, and years ended December 31, 1999 and December 31, 2000 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

                            Risk
                            Free                            Expected  Weighted
                          Interest Expected Life  Expected  Dividend  Average
   Grant period ended       Rate     (in years)  Volatility  Yield   Fair Value
   ------------------     -------- ------------- ---------- -------- ----------
   June 30, 1998.........   6.00%         7          25%       1.3%     5.35
   December 31, 1998.....   6.00%         7          25%       2.1%     4.82
   December 31, 1999.....   6.50%         7          37%       3.6%     2.76
   December 31, 2000.....   5.16%         7          32%      4.21%     2.41

(15) Employee Benefit Plans

  Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan
(ESOP) at Heritage Bank, and the 401k plan at Central Valley Bank into one plan (KSOP).

  The pension portion of the KSOP is a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company's policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $240, $202, $252, and $257 are included in the consolidated statements of income for the year ended June 30, 1998, the six months ended December 31, 1998, and the years ended December 31, 1999, and December 31, 2000, respectively. Prior to October 1, 1999, Central Valley Bank did not participate.

  The KSOP also maintains the Company's salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with one year of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above. Employer contributions for the year ended June 30, 1998, the six months ended December 31, 1998, and the years ended December 31, 1999, and December 31, 2000 were $130, $98, $148, and $161, respectively.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank's contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $95, $65, $126, and $126 for the years ended June 30, 1998, the six months ended December 31, 1998, and the years ended December 31, 1999 and December 31, 2000, respectively.

  For the year ended December 31, 2000, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 106,535 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,085 at December 31, 2000.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


 (f) Other Borrowings

  Other borrowings consist of overnight Federal Funds purchased and considered at fair value.

 (g) Off-Balance Sheet Financial Instruments

  The fair value of off-balance sheet commitments to extend credit is considered equal to its notional amount of the commitments.

  The table below presents the book value amount of the Bank's financial instruments and their corresponding fair values:

                                           December 31, 1999 December 31, 2000
                                           ----------------- -----------------
                                             Book     Fair     Book     Fair
                                            value    value    value    value
                                           -------- -------- -------- --------
              Financial Assets
   Cash on hand and in banks.............. $ 17,596 $ 17,596 $ 20,187 $ 20,187
   Interest bearing deposits..............      949      949    1,278    1,278
   Federal funds sold.....................    2,100    2,100      --       --
   Investment securities available for
    sale..................................   36,378   36,378   33,771   33,771
   Investment securities held to
    maturity..............................    6,165    6,219    5,076    5,174
   FHLB stock.............................    2,218    2,218    2,647    2,647
   Loans..................................  413,498  413,049  477,372  483,295
            Financial Liabilities
   Deposits:
     Savings, money market and demand.....  204,671  204,671  213,233  213,233
     Time certificates....................  200,397  199,719  247,001  248,056
                                           -------- -------- -------- --------
       Total deposits..................... $405,068  404,390  460,234  461,289
                                           ======== ======== ======== ========
   FHLB advances.......................... $  2,800    2,800   23,125   23,126
   Other borrowed funds................... $      8        8    1,000    1,000


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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                  Condensed Statements of Financial Condition

                                                                 December 31,
                                                               ----------------
                                                                 1999    2000
                                                               -------- -------
                            ASSETS
Interest earning deposits..................................... $  3,405 $ 1,530
Loans receivable--ESOP........................................    1,232   1,178
Investment in subsidiary banks................................   91,413  80,754
Other assets..................................................      470     451
                                                               -------- -------
                                                               $ 96,520 $83,913
                                                               ======== =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities...................................................    1,256     908
Total stockholders' equity....................................   95,264  83,005
                                                               -------- -------
                                                               $ 96,520 $83,913
                                                               ======== =======

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                         Condensed Statements of Income

                                                    Six Months   Year Ended
                                      Period Ended    Ended     December 31,
                                        June 30,   December 31, --------------
                                          1998         1998      1999    2000
                                      ------------ ------------ ------  ------
Interest income:
  Interest income....................    $  737       $  309    $  421  $   70
  ESOP loan..........................        54           55       106     102
Other income:
  Other income.......................       --           --         15     --
  Equity in undistributed income of
   subsidiaries                           3,980        2,480     5,462   6,284
                                         ------       ------    ------  ------
    Total income.....................    $4,771       $2,844    $6,004  $6,456
Interest expense.....................        44            7        12      47
Other expenses.......................       300          779       667     595
                                         ------       ------    ------  ------
    Total expense....................       344          786       679     642
                                         ------       ------    ------  ------
    Income before federal income
     taxes...........................     4,427        2,058     5,325   5,814
Provision (benefit) for income
 taxes...............................       168         (108)      (32)   (160)
                                         ------       ------    ------  ------
  Net income.........................    $4,259        2,166     5,357   5,974
                                         ======       ======    ======  ======
Basic earnings per common share......    $ 0.41         0.20      0.50    0.66
Diluted earnings per common share....    $ 0.40         0.20      0.49    0.65

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

                         HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                       Condensed Statements of Cash Flows

                                                   Six Months    Year Ended
                                     Period Ended    Ended      December 31,
                                       June 30,   December 31, ---------------
                                         1998         1998      1999    2000
                                     ------------ ------------ ------  -------
Cash flows from operating
 activities:
  Net income........................   $  4,259       2,166     5,357    5,974
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Undistributed income of
     subsidiaries...................     (3,980)     (2,480)   (5,462)  (6,284)
    Dividends from subsidiaries.....        --          --      2,150   16,600
    Recognition of compensation
     related to ESOP................        --           57        75       75
    Other...........................         12           7        97      (19)
    Net change in accrued interest
     receivable, prepaid expenses
     and other assets, and accrued
     expenses and other
     liabilities....................     (1,097)        129      (662)     275
                                       --------      ------    ------  -------
      Net cash provided by (used in)
       operations...................       (806)       (121)    1,555   16,621
Cash flows from investing
 activities:
  ESOP loan net of principal
   repayments.......................     (1,304)         23        49       54
  Sales (Purchase) of Premises &
   Equipment........................       (203)       (401)      (16)      (1)
  Purchase of North Pacific Bank....    (17,608)        --        --       --
                                       --------      ------    ------  -------
      Net cash provided by (used in)
       investing activities.........    (19,115)       (378)       33       53
Cash flows from financing
 activities:
  Net (increase) decrease in
   borrowed funds...................        (24)       (202)       19      --
  Cash dividends paid...............       (351)       (831)   (2,438)  (2,863)
  Exercise of stock options.........        141         726       271      200
  Proceeds from Stock Sale (Stock
   repurchase)......................     32,435         --     (7,439) (15,952)
                                       --------      ------    ------  -------
      Net cash provided by financing
       activities...................     32,201        (307)   (9,587) (18,615)
                                       --------      ------    ------  -------
      Net increase (decrease) in
       cash and cash equivalents....     12,280        (806)   (7,999)  (1,941)
Cash and cash equivalents at
 beginning of period................          6      12,286    11,480    3,481
                                       --------      ------    ------  -------
Cash and cash equivalents at end of
 period.............................   $ 12,286      11,480     3,481    1,540
                                       ========      ======    ======  =======

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


(19) Selected Quarterly Financial Data (Unaudited)

  Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

                                                 Year ended December 31, 2000
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $10,289 10,878  11,298  11,777
Interest expense...............................   3,997  4,666   5,165   5,573
                                                ------- ------  ------  ------
  Net interest income..........................   6,292  6,212   6,133   6,204
Provision for loan losses......................     195    195     195     202
                                                ------- ------  ------  ------
  Net interest income after provision for loan
   losses......................................   6,097  6,017   5,938   6,002
Non-interest income............................     880  1,074   1,149   1,086
Non-interest expense...........................   4,813  4,909   4,825   4,775
                                                ------- ------  ------  ------
  Income before provision for income taxes.....   2,164  2,182   2,262   2,313
Provision for income taxes.....................     704    709     756     778
                                                ------- ------  ------  ------
    Net income................................. $ 1,460  1,473   1,506   1,535
                                                ======= ======  ======  ======
Basic earnings per share....................... $  0.15   0.16    0.17    0.18
Diluted earnings per share.....................    0.14   0.16    0.17    0.18
Cash dividends declared........................   0.075  0.080   0.085   0.090

                                                 Year ended December 31, 1999
                                                -------------------------------
                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
Interest income................................ $ 8,708  8,718   9,260   9,837
Interest expense...............................   3,249  3,006   3,205   3,606
                                                ------- ------  ------  ------
  Net interest income..........................   5,459  5,712   6,055   6,231
Provision for loan losses......................     102    102     102     102
                                                ------- ------  ------  ------
  Net interest income after provision for loan
   losses......................................   5,357  5,610   5,953   6,129
Non-interest income............................   1,088  1,015   1,018     918
Non-interest expense...........................   4,702  4,846   4,814   4,410
                                                ------- ------  ------  ------
  Income before provision for income taxes.....   1,743  1,779   2,157   2,637
Provision for income taxes.....................     636    647     777     899
                                                ------- ------  ------  ------
  Net income................................... $ 1,107  1,132   1,380   1,738
                                                ======= ======  ======  ======
Basic earnings per share....................... $  0.10   0.11    0.13    0.16
Diluted earnings per share.....................    0.10   0.10    0.13    0.16
Cash dividends declared........................   0.055  0.060   0.065   0.070