Form 10-Q
period 2001-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2001-05-14
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2001 there were outstanding 7,996,600 common shares, with no par value, of the registrant.

                        HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX


PART I.    Financial Information                                            Page
-------    ---------------------                                            ----

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Statements of Income for the Three
              Months Ended March 31, 2000 and 2001                            3

             Consolidated Statements of Financial Condition
              As of December 31, 2000 and March 31, 2001                      4

             Consolidated Statements of Stockholders' Equity for the
              Three Months Ended March 31, 2001 and Comprehensive
              Income for the Three Months Ended March 31, 2000 and 2001       5

             Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2000 and 2001                      6

             Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   16

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


                        HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           2000           2001
                                                         ----------------------
INTEREST INCOME:
  Loans                                                    9,583         11,121
  Investment securities and FHLB dividends                   658            545
  Interest bearing deposits                                   48             40
                                                         -------        -------
    Total interest income                                 10,289         11,706
INTEREST EXPENSE:
  Deposits                                                 3,964          5,148
  Borrowed funds                                              33            361
                                                         -------        -------
    Total interest expense                                 3,997          5,509
                                                         -------        -------
    Net interest income                                    6,292          6,197
PROVISION FOR LOAN LOSSES                                    195            277
                                                         -------        -------
  Net interest income after provision for loan loss        6,097          5,920
NONINTEREST INCOME:
  Gains on sales of loans                                     95            364
  Commissions on sales of annuities and securities            29             35
  Service charges on deposits                                356            385
  Rental income                                               59             66
  Other income                                               341            574
                                                         -------        -------
    Total noninterest income                                 880          1,424
NONINTEREST EXPENSE:
  Salaries and employee benefits                           2,613          2,715
  Building occupancy                                         752            799
  Data processing                                            300            262
  Marketing                                                   70             81
  Goodwill Amortization                                      144            144
  Other                                                      934          1,178
                                                         -------        -------
    Total noninterest expense                              4,813          5,179
                                                         -------        -------
  Income before federal income tax                         2,164          2,165
  Federal income tax                                         704            776
                                                         -------        -------
    Net income                                             1,460          1,389
                                                         =======        =======

Earnings per share:
  Basic                                                   $0.148         $0.170
  Diluted                                                 $0.146         $0.166


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                      December 31,         March 31,
                                                                                         2000                2001
                                                                                      ------------------------------
                                      Assets
Cash on hand and in banks                                                              $ 20,187              17,847
Interest earning deposits                                                                 1,278               8,847
Federal funds sold                                                                            -                 300
Investment securities available for sale                                                 33,771              21,632
Investment securities held to maturity                                                    5,076               4,192
Loans held for sale                                                                       1,931               8,136
Loans receivable                                                                        480,504             496,219
Less: Allowance for loan losses                                                          (5,063)             (5,332)
                                                                                       ----------------------------
    Loans, net                                                                          475,441             490,887
Real estate owned                                                                             -               1,058
Premises and equipment, net                                                              19,510              19,370
Federal Home Loan Bank stock                                                              2,647               2,689
Accrued interest receivable                                                               3,693               3,661
Prepaid expenses and other assets                                                         2,779               2,767
Goodwill                                                                                  7,217               7,073
                                                                                       ----------------------------
    Total assets                                                                       $573,530             588,459
                                                                                       ============================
                      Liabilities and Stockholders' Equity
Deposits                                                                                460,234             481,420
Advances from Federal Home Loan Bank                                                     23,125              17,000
Other borrowings                                                                          1,000                   -
Advance payments by borrowers for taxes and insurance                                       363                 536
Accrued expenses and other liabilities                                                    5,037               7,261
Deferred Federal income taxes                                                               766                 826
                                                                                       ----------------------------
    Total liabilities                                                                   490,525             507,043
Stockholders' equity:
  Common stock, no par value per share,15,000,000 shares authorized;
   8,222,988 shares and 8,022,646 outstanding at December 31, 2000
   and March 31, 2001, respectively                                                      54,080              51,748
  Unearned compensation ESOP and Other                                                   (1,074)             (1,060)
  Retained earnings, substantially restricted                                            30,000              30,612
  Accumulated other comprehensive income                                                     (1)                116
                                                                                       ----------------------------
    Total stockholders' equity                                                           83,005              81,416

Commitments and contingencies
                                                                                       ----------------------------

    Total liabilities and stockholders' equity                                         $573,530             588,459
                                                                                       ============================


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       Three Months Ended March 31, 2001
                                (In Thousands)
                                  (Unaudited)

                                       Number                   Unearned                    Accumulated
                                         of                   compensation                     other             Total
                                       common      Common       ESOP and       Retained    comprehensive      stockholders'
                                       shares       stock         other        earnings       income             equity
                                       ------------------------------------------------------------------------------------
Balance at December 31, 2000            8,223      $54,080       (1,074)        30,000           (1)             83,005

Earned ESOP shares                          -            -           14              -            -                  14

Stock repurchase                         (227)      (2,414)                                                      (2,414)

Exercise of stock options                  27           82            -              -            -                  82

Net income                                  -            -            -          1,389            -               1,389

Increase in unrealized gain on
 securities available for sale,
 net of tax                                 -            -            -              -          117                 117

Cash dividend declared                      -            -            -           (777)           -                (777)
                                        -------------------------------------------------------------------------------
Balance at March 31, 2001               8,023      $51,748       (1,060)        30,612          116              81,416
                                        ===============================================================================


                                                        Three months ended
             Comprehensive Income                            March 31,
                                                       2000             2001
                                                      -----------------------

Net income                                            $1,460           $1,389

(Decrease) Increase in unrealized gain on
 securities available for sale, net of tax               (70)             117
                                                      -----------------------
  Comprehensive income                                $1,390           $1,506


           See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             2000        2001
                                                           -------------------
Cash flows from operating activities:
  Net income                                               $ 1,460       1,389
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Amortization of goodwill                                   144         144
    Depreciation and amortization                              330         431
    Deferred loan fees, net of amortization                    (18)         (2)
    Provision for loan losses                                  195         277
    Net (increase) decrease in loans held for sale          (1,035)     (6,205)
    Federal Home Loan Bank stock dividends                     (36)        (42)
    Recognition of compensation related to ESOP                 12          14
    Net change in accrued interest receivable, prepaid
     expenses and other assets, and accrued expenses
     and other liabilities                                  (2,100)      2,231
                                                           -------------------
      Net cash provided by (used in) operating
       activities                                           (1,047)     (1,763)
                                                           -------------------
Cash flows from investing activities:
  Loans originated, net of principal payments and loan
   sales                                                   (21,148)    (16,779)
  Proceeds from maturities/calls of investment
   securities available for sale                               171      14,775
  Proceeds from maturities/calls of investment
   securities held to maturity                                 423         888
  Purchase of investment securities available for sale        (201)     (2,452)
  Purchase of premises and equipment                          (819)       (302)
                                                           -------------------
    Net cash used in investing activities                  (21,574)     (3,870)
                                                           -------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                        8,942      21,186
  Net increase (decrease) in borrowed funds                 15,358      (7,125)
  Net increase in advance payment by borrowers for taxes
   and insurance                                               196         173
  Cash dividends paid                                         (705)       (740)
  Proceeds from exercise of stock options                       72          82
  Stock repurchased                                         (4,213)     (2,414)
                                                           -------------------
    Net cash provided by (used in) financing
     activities                                             19,650      11,162
                                                           -------------------
    Net increase (decrease) in cash and cash
     equivalents                                            (2,971)      5,529
Cash and cash equivalents at beginning of period            20,645      21,465
                                                           -------------------
Cash and cash equivalents at end of period                 $17,674      26,994
                                                           ===================
Supplemental disclosures of cash flow information:
  Cash payments for:
    Interest expense                                       $ 3,462       5,359
    Federal income taxes                                       150         450
Supplemental disclosures of cash flow information:
  Mortgage loans transferred to real estate owned               -        1,058
  Cash dividends paid, net of declared                          20          37

See Notes to Condensed Consolidated Financial Statements.

                        HERITAGE FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended March 31, 2000 and 2001
                                  (Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a.)  Description of Business

Heritage Financial Corporation is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization.

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

Our business consists primarily of focusing on lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, income property loans and consumer loans.

(b.)  Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

(c).  Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS No. 133. We have adopted

SFAS Statement No. 138 and it did not have a material impact on our consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect that the adoption of this statement will have a material effect on our results of operations or financial position.


NOTE 2.  STOCKHOLDERS' EQUITY

a.)  Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                             Three Months Ended March 31,
                                                               2000               2001
                                                             ----------------------------
Basic:
  Weighted average shares outstanding                        9,836,723          8,176,911

Diluted:
  Basic weighted average shares outstanding                  9,836,723          8,176,911
  Incremental shares from unexercised stock options            136,823            168,668
                                                             ----------------------------
  Weighted average shares outstanding                        9,973,546          8,345,580
                                                             ============================

This disclosure excludes anti-dilative shares of 96,150 and 72,600 as of March 31, 2000 and March 31, 2001, respectively.

b.  Cash Dividend Declared

On March 27, 2001, we announced a quarterly cash dividend of 9.5 cents per share payable on April 27, 2001 to stockholders of record on April 16, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Heritage Financial Corporation. The information contained in this section should be read in conjunction with the unaudited Condensed Financial Statements and the accompanying Notes thereto and the December 31, 2000 audited consolidated financial statements and notes thereto included in our recent Annual Report on Form 10-K.

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

HB has initiated a major effort to improve efficiency and to enhance our revenue stream. We are calling this initiative `Vision 2001'. We have engaged Alex Sheshunoff Management Services, L.P. (ASM) to assist us in this effort. ASM has completed an Opportunities Assessment with the objective of determining ways that we can optimize our earnings performance. In March ASM began working with us to implement those opportunities identified. Through March 31, 2001 we have recognized $140,000 in expenses associated with Vision 2001 and we anticipate that the majority of the costs will be incurred in the second quarter of 2001. We also anticipate that positive results will begin to accrue in the third and fourth quarters. While earnings in the second quarter may be reduced in the range of $0.05 to $0.06 per share reflecting the costs of Vision 2001, by year end the affect on full year 2001 earnings is expected to be neutral, with significant improvements in 2002 and future years.

Financial Condition Data

Total assets increased $14.9 million (2.6%) for the quarter ended March 31, 2001 to $588.5 million from the December 31, 2000 balance of $573.5 million. Deposits increased $21.2 million (4.6%) for the quarter ended March 31, 2001 to $481.4 million from the December 31, 2000 balance of $460.2 million. For the same period, net loans increased $21.7 million (4.5%) to $499.0 million from the December 31, 2000 balance of $477.4 million. Commercial loans continue to be the largest segment of loans at 48.7% and 48.5% as a percentage of all loans as of March 31, 2001, and December 31, 2000, respectively.

In addition to 100,000 shares purchased in April 1999, we started the first of three 10% stock repurchase programs in October 1999. As of March 31, 2001 we have repurchased a total of 3,000,941 shares, or 27.7% of the total outstanding shares at March 31, 1999 at an average price of $8.74 per share. During the recent quarter ended March 31, 2001 227,474 shares were repurchased at an average price of $10.17. We began our third, and current 10% repurchase program in August 2000 with a target to repurchase approximately 890,000 shares. Through March 31, 2001, 838,706 shares were repurchased or 94.2% of the third program at an average price of $9.91 per share.

Earnings Summary

Net income for the three months ended March 31, 2001 was $0.166 per diluted share compared to $0.146 per diluted share for the same period last year, an increase of 13.7%. Actual earnings for the three months ended March 31, 2001 were $1,389,000 compared to $1,460,000 for the same period in 2000, a decrease of 4.9%. The difference in performance on a per share basis versus actual dollar basis is the result of our ongoing stock repurchase program that continues to be accretive to earnings per share. The decline in actual earnings is a result of lower capital levels, sharply lower interest rates and a higher effective tax rate in 2001 vs. 2000. Our quarter over quarter capital levels were reduced by approximately $14 million through the repurchase of our stock. We replaced the interest free capital with borrowed money and deposits thus narrowing our margin. In addition, approximately 20% of our loans are now tied to prime and with the Federal Reserve Bank aggressively reducing interest rates by 150 basis points in the first quarter of this year the margin was further compressed. Our effective tax rate in 2000 benefited from one time income tax deferrals and as a result our effective tax rate will be higher in 2001. Cash earnings, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, for the quarter ended March 31, 2001 were $1,484,000, or $0.178 per diluted share compared with $1,555,000, or $0.156 per diluted share for the same quarter last year.

Net Interest Income

Net interest income for the three months ended March 31, 2001 decreased 1.5% to $6,197,000 from $6,292,000 for the same quarter in 2000. This decrease resulted from added pressure on interest expense resulting from funds being used to repurchase stock. Average equity was $10.7 million less for the quarter ended March 31, 2001 at $83.6 million than for the quarter ended March 31, 2000 at $94.3 million. Despite less equity and a reduced net interest margin (net interest income divided by average interest earning assets) net interest income was reduced only slightly due to increased volume. The margin declined to 4.70% for the current quarter from 5.37% for the same quarter last year. The lower margin resulted from increased use of higher costing funds to support our loan growth coupled with the reduction of capital through the stock repurchase program. Certificates of Deposit averaged $247.9 million costing 6.20% for the quarter ended March 31, 2001, compared to $208.8 million costing 5.33% for the same period in 2000. Borrowings averaged $24.7 million costing 5.85% for the quarter ended March 31, 2001, compared to $2.1 million costing 6.30% for the same period in 2000. Our overall cost of funds increased to 4.99% for the quarter ended March 31, 2001, from 4.30% for the quarter ended March 31, 2000.

Provision for Loan Losses

The provision for loan losses was increased to $277,000 for the current quarter from $195,000 for the March 2000 quarter. We believe that the increase was necessary to ensure that we maintain our allowance for loan losses at an adequate level given the increased risk in our portfolio resulting from our growing emphasis on commercial lending, and our agricultural portfolio at Central Valley Bank.

Non-interest Income

Non-interest income increased 61.8% to $1,424,000 for the three months ended March 31, 2001, compared with $880,000 for the same quarter in 2000. The growth was due to increased loan sale gains, the gain on sale of an investment, and the sale of excess land. Loan Sale gains increased 283% to $364,000 for the quarter ended March 31, 2001 from $95,000 for the same period last year. This resulted from increased activity that followed lower market mortgage rates. During the recent quarter EDS purchased all of the outstanding stock of Transalliance Corporation, which included our ownership interest, and resulted in a gain of $143,000. A portion of excess land currently used for parking at an office in Toppenish, Washington was sold resulting in a gain of $66,000.

Non-interest Expense

Non-interest expense increased $366,000, or 7.6%, to $5,179,000 for first quarter 2001, compared to $4,813,000 for first quarter 2000. The increase resulted from expenses associated with "Vision 2001", increased personnel costs, and other operating costs. We recognized $140,000 of the projected costs for "Vision 2001" during the recent quarter. Personnel expenses increased $102,000, or 3.9%, resulting from increased costs along with increased activity in mortgage lending and investment product sales, and one additional branch being operated (CVB's Ellensburg office). All other operating costs increased $124,000, or 5.6%, to $2,324,000 from $2,200,000. The efficiency ratio for the quarter ended March 31, 2001 was 67.95%, compared to 67.11% for the comparable quarter in 2000.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $504.4 million at March 31, 2001 from $482.4 million at December 31, 2000.

                                                                         (dollars in thousands)
                                                          At                                    At
                                                      December 31,      % of                 March 31,       % of
                                                         2000           Total                  2001          Total
                                                      ------------------------------------------------------------

Commercial                                             $234,166         48.55%               $245,675        48.71%
Real estate mortgages
  One-to-four family residential                        107,501         22.28                 110,048        21.81
  Five or more family and commercial properties         109,560         22.71                 109,825        21.78
                                                       -----------------------------------------------------------
    Total real estate mortgages                         217,061         44.99                 219,873        43.59
Real estate construction
  One-to-four family residential                         27,412          5.68                  34,751         6.89
Consumer                                                  5,466          1.13                   5,728         1.14
                                                       -----------------------------------------------------------
Gross loans                                             484,105        100.35%                506,027       100.33%
Less: deferred loan fees                                 (1,670)       (0. 35)                 (1,672)       (0.33)
                                                       -----------------------------------------------------------
    Total loans                                        $482,435        100.00%               $504,355       100.00%
                                                       ===========================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.

                                                        At             At
                                                    December 31,    March 31,
                                                       2000           2001
                                                    -------------------------
                                                      (Dollars in thousands)

Nonaccrual loans                                      $ 1,607          1,524
Restructured loans                                          -              -
                                                      ----------------------
  Total nonperforming loans                             1,607          1,524
Real estate owned                                           -          1,058
                                                      ----------------------
  Total nonperforming assets                          $ 1,607          2,582
                                                      ======================

Accruing loans past due 90 days or more               $ 1,086            196
Potential problem loans                                 2,422          5,975
Allowance for loan losses                               5,063          5,332
Nonperforming loans to loans                             0.33%          0.30%
Allowance for loan losses to loans                       1.05%          1.06%
Allowance for loan losses to nonperforming loans       315.02%        350.00%
Nonperforming assets to total assets                     0.28%          0.44%

Nonperforming assets increased to $2,581,000, or 0.44% of total assets, at March 31, 2001 from $1,607,000, or 0.28% of total assets, at December 31, 2000. This increase resulted from one credit of $977,000. The collateral securing the credit was repossessed during the recent quarter. This credit was performing at December 31, 2000, and no loss is currently expected, due to the strength of the underlying collateral.

Analysis of Allowance for Loan Losses

The allowance for loan losses is maintained at a level we consider adequate to provide for reasonably foreseeable loan losses inherent in our loan portfolio based on our assessment of various factors including a review of problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, holding and disposal costs, and costs of capital. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged off, net of recoveries.

While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table summarizes the changes in our allowance for loan losses:


                                                    Three Months Ended March 31,
                                                       2000              2001
                                                    ----------------------------
Total loans outstanding at end of period (1)        $439,978            504,355
Average loans outstanding during period              420,618            486,960
Allowance balance at beginning of period               4,263              5,063
Provision for loan losses                                195                277
Charge-offs
  Real estate                                              -                  -
  Commercial                                               -                  -
  Agriculture                                             (8)                (8)
  Consumer                                                (3)                 -
                                                    ---------------------------
    Total charge-offs                                    (11)                (8)
                                                    ---------------------------

Recoveries
  Real estate                                             22                  -
  Commercial                                               6                  -
  Consumer                                                 -                  -
                                                    ---------------------------
    Total recoveries                                      28                  -
                                                    ---------------------------
      Net (charge-offs) recoveries                        17                 (8)
                                                    ---------------------------

Allowance balance at end of period                  $  4,475           $  5,332
Allowance for loan loss to loans                        1.02%              1.06%
  Ratio of net (charge-offs) recoveries during
   period to average loans outstanding                 0.004%            (0.002)
                                                    ===========================

----------
(1)  Includes loans held for sale

While pursuing our growth strategy, we will continue to employ prudent underwriting and sound loan monitoring procedures in order to maintain asset quality. The allowance for loan losses during the quarter ended March 31, 2001 increased $269,000 to $5.3 million from $5.1 million at December 31, 2000. The growth in the allowance was due to the $277,000 provision, reduced by $8,000 in net charge-offs during the quarter.

Liquidity and Source of Funds

Our primary sources of funds are customer deposits, public fund deposits, loan repayments, loan sales, maturing investment securities and advances from the Federal Home Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short term investments to meet short term liquidity needs. At March 31, 2001, cash and cash equivalents totaled $27.0 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $25.8 million, or 4.4% of total assets. At March 31, 2001, we maintained a credit facility with the FHLB of Seattle for Heritage Bank of up to 20% of Heritage Bank's assets, or $102.9 million, of which $17.0 million was outstanding at that date. We maintained a credit facility with the FHLB of Seattle for Central Valley Bank of up to 10% of Central Valley Bank's total assets, or $7.1 million, of which none was outstanding as of March 31, 2001.

Capital

Stockholders' equity at March 31, 2001 was $81.4 million compared with $83.0 million at December 31, 2000. During the period we repurchased $2.4 million of Heritage Financial Corporation stock, declared dividends of $777,000 (9.5 cents per share, to shareholders of record on April 16, 2001), had quarterly income of $1.4 million, recorded $117,000 in unrealized gains on securities available for sale, and our employees exercised stock options of $82,000.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2001, our leverage ratio was 13.1%, compared with 14.0% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 15.1% and 16.2%, respectively, at March 31, 2001 compared with 16.0% and 17.1%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at March 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. During the quarter ended March 31, 2001, the Federal Reserve moved to significantly lower short term interest rates. In our opinion however, there has not been a material change in our interest rate risk exposure since our most recent year end at December 31, 2000.

We do not maintain a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

     . There are no exhibits with this report, and there were no reports filed on Form 8-K during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HERITAGE FINANCIAL CORPORATION



Date: May 11, 2001         by  /s/ Donald V. Rhodes
                              ----------------------------------
                              Donald V. Rhodes
                              Chairman, President and Chief Executive Officer (Duly Authorized Officer)


                           by  /s/ Edward D. Cameron
                              ----------------------------------
                              Edward D. Cameron
                              Vice President and Treasurer
                              (Principal Financial and Accounting Officer)