Form 10-Q
period 2001-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2001-08-08
CIK 1046025

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR

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

As of August 6, 2001 there were outstanding 7,840,570 common shares, with no par value, of the registrant.

                         HERITAGE FINANCIAL CORPORATION

                                   FORM 10-Q
                                     INDEX

PART I.        Financial Information
---------      -----------------------

Item 1.        Condensed Consolidated Financial Statements (Unaudited):               Page
                                                                                     -------

               Consolidated Statements of Income for the Three
               Months and Six Months Ended June 30, 2000 and 2001                         3

               Consolidated Statements of Financial Condition
               As of December 31, 2000 and June 30, 2001                                  4

               Consolidated Statements of Stockholders' Equity for the Six Months
               Ended June 30, 2001 and Comprehensive Income for the Three and Six
               Months Ended June 30, 2000 and 2001                                        5

               Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2000 and 2001                                    6

               Notes to Condensed Consolidated Financial Statements                       7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk                16

PART II.       Other Information

   Item 4.     Submission of Matters to a Vote of Security Holders

   Item 6.     Exhibits and Reports on Form 8-K                                          17


 Signatures                                                                              18

                         HERITAGE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except for per share data)
                                  (Unaudited)

                                          Three Months Ended    Six Months Ended
                                              June 30,               June 30,
                                           2000      2001      2000     2001
                                         ---------------------------------------------------------------
INTEREST INCOME:
     Loans                               $10,180   $10,923   $19,763  $22,044
     Investment securities and
        FHLB dividends                       644       370     1,303      915
     Interest bearing deposits                53       152       101      193
                                         -------   -------   -------  -------
            Total interest income         10,877    11,445    21,167   23,152
INTEREST EXPENSE:
     Deposits                              4,357     4,739     8,322    9,888
     Borrowed funds                          308       209       341      570
                                         -------   -------   -------  -------
            Total interest expense         4,665     4,948     8,663   10,458
                                         -------   -------   -------  -------
            Net interest income            6,212     6,497    12,504   12,694
PROVISION FOR LOAN LOSSES                    195       240       390      518
                                         -------   -------   -------  -------
     Net interest income after
     provision for loan loss               6,017     6,257    12,114   12,176
NONINTEREST INCOME:
     Gains on sales of loans                 199       427       294      791
     Commissions on sales of annuities
         and securities                       50        30        79       64
     Service charges on deposits             398       457       754      843
     Rental income                            58        67       117      133
     Other income                            369       382       710      957
                                         -------   -------   -------  -------
           Total noninterest income        1,074     1,363     1,954    2,788
NONINTEREST EXPENSE:
     Salaries and employee benefits        2,625     2,696     5,238    5,411
     Building occupancy                      767       838     1,519    1,637
     Data processing                         307       260       608      522
     Marketing                               124       112       194      193
     Goodwill Amortization                   145       145       289      289
     Other                                   941     1,562     1,874    2,740
                                         -------   -------   -------  -------
           Total noninterest expense       4,909     5,613     9,722   10,792
                                         -------   -------   -------  -------
      Income before federal income tax     2,182     2,007     4,346    4,172
      Federal income tax                     709       723     1,414    1,499
                                         -------   -------   -------  -------
          Net income                     $ 1,473   $ 1,284   $ 2,932  $ 2,673
                                         =======   =======   =======  =======

Earnings per share:
   Basic                                  $0.158    $0.161    $0.307   $0.331
   Diluted                                $0.156    $0.158    $0.302   $0.324



     See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                December 31,           June 30,
                                                                                  2000                   2001
                                                                           -----------------------------------------
                        Assets
Cash on hand and in banks                                                              $ 20,187             $ 19,305
Interest earning deposits                                                                 1,278                9,481
Federal funds sold                                                                            -                4,295
Investment securities available for sale                                                 33,695               22,580
Investment securities held to maturity                                                    5,076                3,967
Loans held for sale                                                                       1,931                6,790
Loans receivable                                                                        480,504              493,789
Less:  Allowance for loan losses                                                         (5,063)              (5,569)
                                                                           -----------------------------------------
         Loans, net                                                                     475,441              488,220
Real Estate Owned                                                                             -                1,110
Premises and equipment, net                                                              19,510               19,125
Federal Home Loan Bank stock                                                              2,723                2,814
Accrued interest receivable                                                               3,693                3,283
Prepaid expenses and other assets                                                         2,779                2,866
Goodwill                                                                                  7,217                6,929
                                                                           -----------------------------------------
               Total assets                                                            $573,530             $590,765
                                                                           =========================================
              Liabilities and Stockholders' Equity
Deposits                                                                                460,234              477,406
Advances from Federal Home Loan Bank                                                     23,125               27,400
Other borrowings                                                                          1,000                    -
Advance payments by borrowers for taxes and insurance                                       363                  204
Accrued expenses and other liabilities                                                    5,037                5,147
Deferred Federal income taxes                                                               766                  843
                                                                           -----------------------------------------
               Total liabilities                                                        490,525              511,000
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         8,222,988 shares and 7,833,379 outstanding at December 31, 2000
         and June 30, 2001, respectively                                                 54,080               49,550
      Unearned compensation ESOP and Other                                               (1,074)              (1,027)
      Retained earnings, substantially restricted                                        30,000               31,094
      Accumulated other comprehensive gain (loss)                                            (1)                 148
                                                                           -----------------------------------------
               Total stockholders' equity                                                83,005               79,765

Commitments and contingencies                                                                 -                    -
                                                                           -----------------------------------------

               Total liabilities and stockholders' equity                              $573,530             $590,765
                                                                           =========================================


     See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         Six Months Ended June 30, 2001
                             (Amounts in Thousands)
                                  (Unaudited)


                                     Number                 Unearned                       Accumulated
                                       of                 compensation                       other          Total
                                     common    Common       ESOP and       Retained       comprehensive  stockholders'
                                     shares     stock        other         earnings          income        equity
                                   -----------------------------------------------------------------------------------------
Balance at December 31, 2000          8,223    $54,080        (1,074)    30,000            (1)            $83,005

Earned ESOP shares                        -         (1)           47          -             -                  46

Stock repurchase                       (450)    (4,740)            -          -             -              (4,740)

Exercise of stock options                60        211             -          -             -                 211

Net income                                -          -             -      2,673             -               2,673

Increase in unrealized gain on
 securities available for sale,
 net of tax of $77                        -          -             -          -           149                 149



Cash dividend declared                    -          -             -     (1,579)            -              (1,579)
                                   ------------------------------------------------------------------------------
Balance at June 30, 2001              7,833    $49,550        (1,027)    31,094           148             $79,765
                                   ==============================================================================




                 Comprehensive Income                    Three months ended June 30,  Six months ended June 30,

                                                                  2000          2001          2000          2001
                                                       ---------------------------------------------------------
Net income                                                      $1,473        $1,284        $2,932        $2,673
Change in unrealized gain (loss) on securities
     available for sale, net of tax of $17, $17, ($20)
      and $77                                                       32            32           (38)          149

                                                       ---------------------------------------------------------

   Comprehensive income                                         $1,505        $1,316        $2,894        $2,822
                                                       =========================================================





     See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             -----------------------
                                                                                                2000        2001
Cash flows from operating activities:
       Net income                                                                                $ 2,932    $ 2,673
       Adjustments to reconcile net income to net cash provided by (used in)
            operating activities
                Amortization of goodwill                                                             289        289
                Depreciation and amortization                                                        853        844
                Deferred loan fees, net of amortization                                             (307)        (2)
                Provision for loan losses                                                            390        513
                Net decrease in loans held for sale                                               (2,982)    (4,859)
                Federal Home Loan Bank stock dividends                                               (72)       (84)
                Recognition of compensation related to ESOP                                           31         45
                Net change in accrued interest receivable, prepaid expenses and
                     other assets, and accrued expenses and other liabilities                     (1,827)       422
                                                                                             -----------------------
                           Net cash used in operating activities                                    (693)      (159)
                                                                                             -----------------------
Cash flows from investing activities:
       Loans originated, net of principal payments and loan sales                                (27,837)   (14,400)
       Proceeds from maturities of investment securities available for sale                          671     28,851
       Proceeds from maturities of investment securities held to maturity                            584      1,359
       Purchase of investment securities available for sale                                         (476)   (17,559)
       Purchase of investment securities held to maturity                                              -       (185)
       Purchase of premises and equipment, net of sales                                           (1,424)      (523)
                                                                                             -----------------------
                           Net cash used in investing activities                                 (28,482)    (2,457)
                                                                                             -----------------------
Cash flows from financing activities:
       Net increase in deposits                                                                   25,726     17,171
       Net increase in borrowed funds                                                             11,296      3,275
       Net decrease in advance payment by borrowers for taxes
            and insurance                                                                            (30)      (159)
       Cash dividends paid                                                                        (1,431)    (1,526)
       Proceeds from exercise of stock options                                                       104        211
       Stock repurchased                                                                          (9,320)    (4,740)
                                                                                             -----------------------
                           Net cash provided by financing activities                              26,345     14,232
                                                                                             -----------------------
                           Net increase (decrease) in cash and cash equivalents                   (2,830)    11,616
Cash and cash equivalents at beginning of period                                                  20,645     21,465
                                                                                             -----------------------
Cash and cash equivalents at end of period                                                      $ 17,815   $ 33,081
                                                                                             =======================

Supplemental disclosures of cash flow information:
       Cash payments for:
            Interest expense                                                                     $ 8,482   $ 10,621
            Federal income taxes                                                                   1,764      1,772
            Mortgage loans transferred to real estate owned                                            -      1,110

See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 2000 and 2001
                                  (Unaudited)

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank (HB) and Central Valley Bank (CVB). Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund
(SAIF). HB conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). CVB conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

Our business consists primarily of focusing on lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, income property loans, and consumer loans.

(b.)  Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2000 audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c).  Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities".   This statement establishes accounting and
reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (derivatives) and for hedging activities. In May 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133, which makes minor modifications to SFAS No. 133. We have adopted SFAS Statement No. 138 and it did not have a material impact on our consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We have adopted SFAS Statement No. 140 and it did not have a material impact on our consolidated financial statements.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,640,000, which will be subject to the transition provisions of SFAS 141 and 142.


NOTE 2.  STOCKHOLDERS' EQUITY

a.)  Earnings per Share
The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                             Three months ended June 30,   Six months ended June 30,
                                                                      2000           2001           2000         2001
                                                          -----------------------------------------------------------
Basic:
   Weighted average shares outstanding                           9,307,816      7,968,587      9,572,270    8,072,174

Diluted:
   Basic weighted average shares outstanding                     9,307,816      7,968,587      9,572,270    8,072,174
   Incremental shares from unexercised stock options               134,535        166,082        133,586      162,554
                                                          -----------------------------------------------------------
   Weighted average shares outstanding                           9,442,351      8,134,669      9,705,856    8,234,728
                                                          ===========================================================

As of June 30, 2001 and 2000 there were anti-dilutive shares of 72,600 and 92,700 respectively, excluded from the above disclosure.


b.   Cash Dividend Declared
On June 27, 2001, we announced a quarterly cash dividend of 10.0 cents per share payable on July 25, 2001 to stockholders of record on July 16, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Heritage Financial Corporation. The information contained in this section should be read with the unaudited Condensed Financial Statements and its accompanying Notes, and the December 31, 2000 audited consolidated financial statements and notes included in our recent Annual Report on Form 10-K.

Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements, which are subject to a number of risks and uncertainties, which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to, the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors, which could affect our financial results, are included in filings by the company with the Securities and Exchange Commission.

Overview

Beginning in 1994, we began to implement a growth strategy, which is intended to broaden our products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. Effective January 8, 1998, we closed our second step conversion and stock offering which resulted in $63 million in net proceeds. Thereafter, our common stock began to trade on the Nasdaq National Market under the symbol "HFWA".

Heritage Bank initiated a major effort to improve efficiency and to enhance our revenue stream in November of 2000. We called this initiative "Vision 2001".
We engaged Alex Sheshunoff Management Services, L.P. (ASM) to assist us in this effort. ASM completed an Opportunities Assessment with the objective of determining ways that we can optimize our earnings performance and in March 2001, ASM began working with us to implement the opportunities identified. Through June 30, 2001, we recognized $389,000 in after-tax expenses associated with "Vision 2001". We incurred the majority of these expenses, which totaled $296,000 after-tax, during the three months ended June 30, 2001. We do not anticipate any further "Vision 2001" costs will be incurred during the remainder of 2001, but we expect positive results to start accruing in the third and fourth quarters. When announced, we expected the costs associated with "Vision 2001" to be $0.05 to $0.06 per share occurring primarily in the second quarter. With the costs finalized, the impact has been to reduce earnings per share in the second quarter by $0.036 per share and by $0.011 per share in the first quarter. The total cost of $0.047 per share is in line with our original projections.

Financial Condition Data

Total assets increased $17.3 million (3%) during the six months ended June 30, 2001 to $590.8 million from the December 31, 2000 balance of $573.5 million. Total assets grew as net loans increased $17.6 million (3.7%) to $495.0 million at June 30, 2001 from $477.4 million at December

31, 2000. The commercial loan portfolio grew $15.3 million during the recent six month period. The growth is consistent with management's efforts to strengthen commercial lending. Commercial loans continue to be the largest segment of the loan portfolio at 49.84% and 48.54% as a percentage of total loans at June 30, 2001 and December 31, 2000, respectively. Deposits increased $17.2 million (3.7%) to $477.4 million for the six months ended June 30, 2001 from $406.2 million as of December 31, 2000.

In addition to the 100,000 shares repurchased in April 1999, the company started the first of four 10% stock repurchase programs in October 1999. As of June 30, 2001, the Company repurchased a total of 3,223,034 shares, or 29.0% of the total
outstanding at March 1999 at an average price of $8.86 per share.   During the
quarter ended June 30, 2001, 222,093 shares were repurchased at an average price of $10.47. The Company began its fourth, and current, 10% repurchase program in May 2001 with a target to repurchase approximately 800,000 shares over a period of eighteen months. Through June 30, 2001, 170,743 shares were repurchased or 21.3% of the fourth program at an average price of $10.56.

Earnings Summary

Net income for the three months ended June 30, 2001 was $1,284,000 or $0.158 per diluted share, compared to $1,473,000 or $0.156 per diluted share for the same period last year, resulting in a decrease in net income of 12.8% and an increase in per share earnings of 1.3%. Due to "Vision 2001", the 2nd quarter net income was reduced by $296,000 in after-tax expenses or $0.036 per diluted share. Net income, excluding "Vision 2001", was $1,580,000 or $0.194 per diluted share.
Net income for the six months ended June 30, 2001 was $2,673,000 or $0.324 per diluted share, compared to $2,932,000, or $0.302 per diluted share for the same period last year, resulting in a decrease in net income of 8.8% and an increase in per share earnings of 7.3%. Net income for the six months ended June 30, 2001 was reduced by $389,000 after-tax or $0.048 per diluted share because of the impact of "Vision 2001". Excluding the impact of "Vision 2001", net income for the six months ended June 30, 2001 was $3,062,000 or $0.372 per diluted share. The increase in the earnings per share is a result of the ongoing stock repurchase program, which continues to be accretive to earnings per share. Cash earnings for the quarter ended June 30, 2001 were $1,428,000, or $0.176 per diluted share compared with $1,617,000, or $0.171 per diluted share for the quarter ended June 30, 2000. Cash earnings for the six months ended June 30, 2001, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, were $2,962,000, or $0.360 per diluted share compared with $3,221,000, or $0.332 per diluted share for the same six month period in 2000. Excluding "Vision 2001", cash earnings for the six months ended June 30, 2001 were $3,350,000 or $0.407 per diluted share.

Net Interest Income

Net interest income before provision for loan loss for the six months ended June 30, 2001, increased 1.5% to $12,694,000 from $12,504,000 for the six months ended June 30, 2000. For the three months ended June 30, 2001, net interest income before provision for loan loss increased 4.6% to $6,497,000 from $6,212,000 for the three months ended June 30, 2000. The increase in net interest income due to the expansion of gross loans to $500.6 million at June 30, 2001 from $448.6 million at June 30, 2000 was somewhat offset by a reduced margin and lower levels of equity in the current period. Net interest margin (net interest income divided by average interest earning assets) narrowed to 4.79% for the six months ended June 30, 2001 from 5.23% for the six months ended June 30, 2000. For the three month period ended June 30, 2001 the net interest margin narrowed to 4.89% from 5.10% for the same quarter last year. The decrease in margin for the six month period is primarily attributable to the increased use of higher costing funds, a sharply reduced prime rate, and the reduction of capital through the stock repurchase program. The average cost of funds for the six months ended June 30, 2001 rose 3.8% to 4.70% from 4.53% for the same period in 2000. For the three month period ended June 30, 2001, the average cost of funds declined 7.2% to 4.41% from 4.75% for the quarter ended June 30, 2000. The overall decline of our cost of funds in the 2nd quarter can be attributed to the large number of certificates of deposit that repriced in the 1st half of the year. Average equity declined to $82.8 million for the 1st half of 2001 from $92.8 million in the 1st half of 2000. For the 2nd quarter of 2001 average equity declined to $81.9 million from $91.3 million in the 2nd quarter of 2000.

Provision for Loan Losses

For the six months ended June 30, 2001 the loan loss provision was $518,000 compared with $390,000 for the six months ended June 30, 2000. The quarterly provision for loan losses was $240,000 for the current quarter up from $195,000 for the June 2000 quarter. We believe that the increases were necessary to ensure that we maintain our allowance for loan losses at an adequate level given the increased risk in our loan portfolio resulting from our growing emphasis on commercial lending, and our agricultural portfolio at Central Valley Bank.

Noninterest Income

Noninterest income increased 42.7% to $2,788,000 for the six months ended June 30, 2000 compared with $1,954,000 for the same period in 2000. Noninterest income for the quarter ended June 30, 2001 increased 26.9% to $1,363,000 compared with $1,074,000 for the same quarter in 2000. The increase is the result of increased activity in mortgage banking; the sale of our ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a pre-tax gain of $143,000 in the 1st quarter of this year; and the sale of excess land at Central Valley Bank's Toppenish office, which resulted in
a pre-tax gain of $66,000 also in the 1st quarter of this year.   Loan sale
gains were $791,000 for the six months ended June 30, 2001 compared with $294,000 for the six months ended June 30, 2000. The improvement in the 2nd quarter of this year over last year's 2nd quarter was primarily due to increased mortgage banking activity and increased service charges on deposits.

Noninterest Expense

Noninterest expense increased 14.3% to $5,613,000 for the quarter ended June 30, 2001 compared to $4,909,000 for quarter ended June 30, 2000. When "Vision 2001" after-tax expenses of $296,000 are excluded, the increase was 5.2%. Noninterest expense increased 11.0% to $10,792,000 for the six months ended June 30, 2001 compared to $9,722,000 for the six months ended June 30, 2000. Excluding "Vision 2001" after-tax expenses of $389,000, the increase was 5.0%. For the quarter ended June 30, 2001, the efficiency ratio increased to 71.41% from 67.37% for the comparable quarter in 2000. The efficiency ratio for the six months ended June 30, 2001 grew to 69.71% from 67.24% for the comparable six-month period in 2000. Excluding non-recurring items, the current six-month period efficiency ratio declined to 66.53%. We expect future noninterest expenses to be contained as a result of "Vision 2001".

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products with an increased emphasis on commercial loans. As indicated in the table below, total loans increased to $500.6 million at June 30, 2001 from $482.4 million at December 31, 2000.

                                                                          (in thousands)
                                                      At                % of                  At              % of
                                               December 31, 2000       Total             June 30, 2001       Total
                                             ----------------------------------------------------------------------

Commercial                                             $234,166         48.54%               $249,487        49.84%
Real estate mortgages
   One-to-four family residential                       107,501         22.28                 102,582        20.49
   Five or more family and commercial
          properties                                    109,560         22.71                 107,428        21.46
                                             ---------------------------------------------------------------------
      Total real estate mortgages                       217,061         44.99                 210,010        41.95
Real estate construction
   One-to-four family residential                        27,412          5.68                  37,128         7.42
Consumer                                                  5,466          1.13                   5,476         1.09
                                             ---------------------------------------------------------------------
Gross loans                                             484,105        100.35%                502,101       100.30%
Less: deferred loan fees                                 (1,670)       (0. 35)                 (1,522)       (0.30)
                                             ---------------------------------------------------------------------
          Total loans                                  $482,435        100.00%               $500,579       100.00%
                                             =====================================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.

                                                                              At                         At
                                                                         December 31,                 June 30,
                                                                             2000                       2001
                                                                    ------------------------------------------
                                                                         (Dollars in thousands)
Nonaccrual loans                                                            $ 1,607                   $ 1,571
Restructured loans                                                                -                         -
                                                                    -----------------------------------------
     Total nonperforming loans                                                1,607                     1,571
Real estate owned                                                                 -                     1,110
                                                                    -----------------------------------------
     Total nonperforming assets                                             $ 1,607                   $ 2,681
                                                                    =========================================

Accruing loans past due 90 days or more                                     $ 1,086                   $   357
Potential problem loans                                                     $ 2,422                   $ 5,611
Allowance for loan losses                                                   $ 5,063                   $ 5,569
Nonperforming loans to loans                                                   0.33%                     0.31%
Allowance for loan losses to loans                                             1.05%                     1.11%
Allowance for loan losses to nonperforming loans                             315.02%                   354.39%
Nonperforming assets to total assets                                           0.28%                     0.45%

Nonperforming assets increased to $2,681,000, or 0.45% of total assets, at June 30, 2001 from $1,607,000, or 0.28% of total assets, at December 31, 2000. The increase was predominately due to one credit of $977,000. The collateral securing the credit was repossessed during the first quarter. No loss is currently expected, because of the value of the underlying collateral.

Potential problem loans are those that display a high degree of credit risk for a variety of reasons including adverse borrower trends. They may or may not be performing at an acceptable level. The increase of $3.19 million in potential problem loans from December 31, 2000 to June 30, 2001 is primarily due to one loan on a strip mall. The loan is adequately collateralized and is, at this time, performing at an acceptable level. However, we felt that adverse borrower trends warranted reporting this loan as a potential problem loan.

Analysis of Allowance for Loan Losses

The allowance for loan losses is maintained at a level we consider adequate to provide for reasonably foreseeable loan losses in our loan portfolio based on our assessment of various factors including a review of problem loans, business conditions and loss experience, an overall evaluation of the quality of the underlying collateral, holding and disposal costs, and costs of capital. The allowance is increased by provisions for loan losses charged to operations and reduced by loans charged off, net of recoveries.

While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table summarizes the changes in our allowance for loan losses:

                                                                                  Six Months Ended June 30,
                                                                              2000                           2001
                                                                         ----------------------------------------
Allowance balance at beginning of period                                    $4,263                         $5,063
Provision for loan losses                                                      390                            518
Charge-offs
     Real estate                                                                 -                              -
     Commercial                                                                 (3)                             -
     Agriculture                                                                (6)                            (9)
     Consumer                                                                   (2)                            (4)
                                                                         ----------------------------------------
          Total charge-offs                                                    (11)                           (13)
                                                                         ----------------------------------------

Recoveries
     Real estate                                                                22                             .5
     Commercial                                                                 29                             .5
     Agriculture                                                                 1                              -
     Consumer                                                                    -                              -
                                                                         ----------------------------------------
          Total recoveries                                                      52                              1
                                                                         ----------------------------------------
               Net (charge-offs) recoveries                                     41                            (12)
                                                                         ----------------------------------------

Allowance balance at end of period                                          $4,694                         $5,569
                                                                         ========================================

Allowance for loan loss to loans                                              1.05%                          1.11%

Liquidity and Source of Funds

Our primary sources of funds are customer deposits, public fund deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and to fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to fund operations. We generally maintain sufficient cash and short-term investments to meet short term liquidity needs. At June 30, 2001, cash and cash equivalents totaled $28.8 million (4.9% of total assets), and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $2.15 million (0.37% of total assets). At June 30, 2001, we maintained a combined credit facility with the FHLB of Seattle for Heritage Bank and Central Valley Bank of $100.8 million (of which $27.4 million was outstanding at that date).

Capital

Stockholders' equity at June 30, 2001 was $79.8 million compared with $83.0 million at December 31, 2000. During the period, we repurchased $4.7 million of Heritage Financial Corporation stock, declared two cash dividends totaling $1.6 million (9.5 cents per share to shareholders of record on April 16, 2001 and 10.0 cents per share to shareholders of record on July 16, 2001), had semi-annual income of $2.7 million, recorded $149,000 in unrealized gains on securities available for sale, and our employees and directors exercised stock options totaling $211,000.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2001, our leverage ratio was 12.7%, compared with 14.0% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 14.7% and 15.8%, respectively, at June 30, 2001 compared with 16.0% and 17.1%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at June 30, 2001.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. During the first six months of this year, the Federal Reserve moved to significantly lower short term interest rates. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year end at December 31, 2000.

We do not maintain a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a. The annual meeting of shareholders of Heritage Financial Corporation was held on April 26, 2001.

     b. The following directors were elected to service for a term of three years: James P. Senna, Peter Fluetsch, and Brian Charneski. Elected to a service term of one year was Jeffrey Lyon.

     c. For the election of directors, the number of votes cast for and withheld for each director was as follows:

                                              For          Withheld
                                      --------------------------------
          James P. Senna                      7,180,309        187,913
          Peter Fluetsch                      7,329,307         38,915
          Brian Charneski                     7,314,616         53,603
          Jeffrey Lyon                        7,302,828         65,394


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   There are no exhibits with this report.

     b. On April 26, 2001 the Registrant filed a report on Form 8-K announcing that our Board of Directors had authorized management to obtain approval to acquire an additional 10% of our outstanding shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.


                                 HERITAGE FINANCIAL CORPORATION



Date: August 8, 2001         by  /s/ Donald V. Rhodes
                                 -----------------------------------------------
                                 Donald V. Rhodes
                                 Chairman, President and Chief Executive Officer
                                 (Authorized Officer)


                             by  /s/ Edward D. Cameron
                                 -----------------------------------------------
                                 Edward D. Cameron
                                 Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)