Form 10-Q
period 2001-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2001-11-08
CIK 1046025

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
[_]              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 1, 2001 the registrant had 7,703,930 common shares outstanding, with no par value.

                         HERITAGE FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.       Financial Information
-------       ---------------------

 Item 1.      Condensed Consolidated Financial Statements (Unaudited):                  Page
                                                                                        ----
                Condensed Consolidated Statements of Income for the Three
                 Months and Nine Months Ended September 30, 2000 and 2001                3

                Condensed Consolidated Statements of Financial Condition
                 As of December 31, 2000 and September 30, 2001                          4

                Condensed Consolidated Statements of Stockholders' Equity for
                 the Nine Months Ended September 30, 2001 and Comprehensive
                 Income for the Three and Nine Months Ended September 30, 2000
                 and 2001                                                                5

                Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 2001                           6

                Notes to Condensed Consolidated Financial Statements                     7

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                              10

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 16

PART II.      Other Information
--------      -----------------

 Item 6.      Exhibits and Reports on Form 8-K                                           17

 Signatures                                                                              18

                         HERITAGE FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except for per share data)
                                   (Unaudited)

                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                       2000        2001         2000       2001
                                                                     ---------------------    -------------------
INTEREST INCOME:
   Loans                                                              $ 10,609    $10,718      $ 30,371  $  32,763
   Investment securities and FHLB dividends                                643        386         1,946      1,301
   Interest bearing deposits                                                46        108           148        300
                                                                      --------    -------      --------  ---------
       Total interest income                                            11,298     11,212        32,465     34,364
INTEREST EXPENSE:
   Deposits                                                              5,030      4,208        13,352     14,096
   Borrowed funds                                                          135        226           476        796
                                                                      --------    -------      --------  ---------
       Total interest expense                                            5,165      4,434        13,828     14,892
                                                                      --------    -------      --------  ---------
       Net interest income                                               6,133      6,778        18,637     19,472
PROVISION FOR LOAN LOSSES                                                  195        290           585        807
                                                                      --------    -------      --------  ---------
       Net interest income after provision for loan loss                 5,938      6,488        18,052     18,665
NONINTEREST INCOME:
   Gains on sales of loans                                                 189        377           483      1,168
   Commissions on sales of annuities
     and securities                                                         83         26           162         90
   Service charges on deposits                                             425        565         1,179      1,407
   Rental income                                                            60         68           177        201
   Other income                                                            392        473         1,102      1,430
                                                                      --------    -------      --------  ---------
       Total noninterest income                                          1,149      1,509         3,103      4,296
NONINTEREST EXPENSE:
   Salaries and employee benefits                                        2,445      2,372         7,683      7,783
   Building occupancy                                                      779        836         2,298      2,474
   Data processing                                                         303        266           911        788
   Marketing                                                                96        102           290        295
   Office supplies and printing                                             98        112           308        314
   Goodwill Amortization                                                   144        144           433        433
   Other                                                                   960        954         2,624      3,491
                                                                      --------    -------      --------  ---------
       Total noninterest expense                                         4,825      4,786        14,547     15,578
                                                                      --------    -------      --------  ---------
   Income before federal income taxes                                    2,262      3,211         6,608      7,383
    Federal income taxes                                                   756      1,132         2,169      2,631
                                                                      --------    -------      --------  ---------
       Net income                                                     $  1,506    $ 2,079      $  4,439  $   4,752
                                                                      ========    =======      ========  =========

Earnings per share:
   Basic                                                              $  0.172    $ 0.266      $  0.479  $   0.589
   Diluted                                                            $  0.169    $ 0.261      $  0.471  $   0.577

            See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                December 31,   September 30,
                                                                                   2000            2001
                                                                                -------------  -------------
                                         ASSETS

Cash on hand and in banks                                                         $   20,187      $  20,983
Interest earning deposits                                                              1,278          2,088
Federal funds sold                                                                         -          3,425
Investment securities available for sale                                              33,695         22,205
Investment securities held to maturity                                                 5,076          3,901
Loans held for sale                                                                    1,931          6,905
Loans receivable                                                                     480,504        500,759
Less: Allowance for loan losses                                                       (5,063)        (5,802)
                                                                                ------------   ------------
      Loans, net                                                                     475,441        494,957
Real Estate Owned                                                                          -          1,029
Premises and equipment, net                                                           19,510         19,114
Federal Home Loan Bank stock and Federal Reserve Stock                                 2,723          2,862
Accrued interest receivable                                                            3,693          3,499
Prepaid expenses and other assets                                                      2,779          4,067
Goodwill                                                                               7,217          6,784
                                                                                ------------  -------------
               Total assets                                                       $  573,530      $ 591,819
                                                                                ============  =============

                          LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits                                                                             460,234        489,588
Advances from Federal Home Loan Bank                                                  23,125         15,350
Other borrowings                                                                       1,000              -
Advance payments by borrowers for taxes and insurance                                    363             35
Accrued expenses and other liabilities                                                 5,037          6,566
Deferred Federal income taxes                                                            766            894
                                                                                ------------   ------------
               Total liabilities                                                     490,525        512,433
Stockholders' equity:
      Common stock, no par value per share,15,000,000 shares authorized;
         8,222,988 shares and 7,704,121 outstanding at December 31, 2000
         and September 30, 2001, respectively                                         54,080         47,736
      Unearned compensation-ESOP and Other                                            (1,074)          (998)
      Retained earnings, substantially restricted                                     30,000         32,401
      Accumulated other comprehensive loss                                                (1)           247
                                                                                ------------   ------------
               Total stockholders' equity                                             83,005         79,386

Commitments and contingencies                                                              -              -
                                                                                ------------   ------------

               Total liabilities and stockholders' equity                         $  573,530      $ 591,819
                                                                                ============   ============

         See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                      Nine Months Ended September 30, 2001
                                 (In Thousands)
                                   (Unaudited)

                                             Number                     Unearned                      Accumulated
                                               of                     Compensation-                      other             Total
                                             common       Common        ESOP and       Retained      comprehensive     stockholders'
                                             shares       stock           other        earnings         income            equity
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 2000                   8,223     $ 54,080          $(1,074)     $30,000            $ (1)            $83,005

Earned ESOP shares                                 7            2               76            -               -                  78

Stock repurchase                                (622)      (6,729)               -            -               -              (6,729)

Exercise of stock options                         97          383                -            -               -                 383

Net income                                         -            -                -        4,752               -               4,752

Increase in unrealized gain on
securities available for sale, net of
tax of $127                                        -            -                -            -             248                 248

Cash dividend declared                             -            -                -       (2,351)              -              (2,351)

                                          ------------------------------------------------------------------------------------------

Balance at September 30, 2001                  7,704     $ 47,736           $ (998)     $32,401            $247             $79,386
                                          ==========================================================================================


                                                                    Three months ended                Nine months ended
                   Comprehensive Income                                September 30,                    September 30,
                                                                   2000              2001           2000           2001
                                                            ----------------------------------------------------------------
Net income                                                  $         1,506  $          2,079     $      4,439   $     4,752
Increase in unrealized gain on securities
     available for sale, net of tax of $101, $51, $82
    and $127                                                            197                99              159           248
                                                            ---------------  ----------------     ------------  ------------

   Comprehensive income                                     $         1,703  $          2,178     $      4,598   $     5,000
                                                            ===============  ================     ============  ============

                 See Notes to Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                      2000       2001
                                                                                   ---------------------
Cash flows from operating activities:
       Net income                                                                  $  4,439    $  4,752
       Adjustments to reconcile net income to net cash provided by operating activities
                Goodwill amortization                                                   433         433
                Depreciation and amortization                                         1,002       1,168
                Deferred loan fees, net of amortization                                 (84)         66
                Provision for loan losses                                               585         807
                Net increase in loans held for sale                                  (2,313)     (4,974)
                Federal Home Loan Bank stock dividends and Federal Reserve Stock       (111)       (139)
                Recognition of compensation related to ESOP                              53          78
                Net change in accrued interest receivable, prepaid expenses and
                     other assets, and accrued expenses and other liabilities        (2,645)        496
                                                                                   --------------------
                           Net cash provided by operating activities                  1,359       2,687
                                                                                   --------------------
Cash flows from investing activities:
       Loans originated, net of principal payments and loan sales                   (51,396)    (21,418)
       Proceeds from maturities of investment securities available for sale             730      43,522
       Proceeds from maturities of investment securities held to maturity               656       1,705
       Purchase of investment securities available for sale                            (476)    (31,973)
       Purchase of investment securities held to maturity                                --        (185)
       Purchase of premises and equipment                                            (1,884)       (864)
                                                                                   --------------------
                           Net cash used in investing activities                    (52,370)     (9,213)
                                                                                   --------------------
Cash flows from financing activities:
       Net increase in deposits                                                      53,205      29,354
       Net increase (decrease) in borrowed funds                                      8,352      (8,775)
       Net increase (decrease) in advance payment by borrowers for taxes
            and insurance                                                               188        (328)
       Cash dividends paid                                                           (2,130)     (2,348)
       Proceeds from exercise of stock options                                          114         383
       Stock repurchased                                                            (12,636)     (6,729)
                                                                                   --------------------
                           Net cash provided by financing activities                 47,093      11,557
                                                                                   --------------------
                           Net increase (decrease) in cash and cash equivalents      (3,918)      5,031
Cash and cash equivalents at beginning of period                                     20,645      21,465
                                                                                   --------------------
Cash and cash equivalents at end of period                                         $ 16,727    $ 26,496
                                                                                   ====================

Supplemental disclosures of cash flow information:
       Cash payments for:
            Interest expense                                                       $ 13,587    $ 15,241
            Federal income taxes                                                      2,321       2,037
            Loans transferred to real estate owned                                       --       1,029


See Notes to Condensed Consolidated Financial Statements.

                         HERITAGE FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2000 and 2001
                                   (Unaudited)

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

(b.)  Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,640,000, which will be subject to the transition provisions of SFAS 141 and 142.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. Management has not yet determined the impact of adopting this Statement.

In August 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 for the fiscal year beginning January 1, 2002.

NOTE 2.  STOCKHOLDERS' EQUITY

a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

                                                                 Three months ended                Nine months ended
                                                                    September 30,                     September 30,
                                                                2000             2001             2000           2001
                                                           ------------------------------------------------------------
Basic:
    Weighted average shares outstanding                       8,737,695       7,807,216        9,290,418     8,067,527

Diluted:
    Basic weighted average shares outstanding                 8,737,695       7,807,216        9,290,418     8,067,527
    Incremental shares from unexercised stock options           172,803         166,788          145,521       168,234
                                                           ------------------------------------------------------------
    Weighted average shares outstanding                       8,910,498       7,974,003        9,435,939     8,235,761
                                                           ============================================================

As of September 30, 2001 and 2000 there were anti-dilutive shares of 69,600 and 96,150 respectively, excluded from the above disclosure.

b.) Cash Dividend Declared

On September 28, 2001, we announced a quarterly cash dividend of 10.5 cents per share payable on October 29, 2001 to stockholders of record on October 15, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of Heritage Financial Corporation. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and its accompanying Notes, and the December 31, 2000 audited consolidated financial statements and notes included in our recent Annual Report on Form 10-K.

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

Overview

Beginning in 1994, we began to implement a growth strategy, which is intended to broaden our products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. Effective January 8, 1998, we closed our second step conversion and stock offering, which resulted in $63 million in net proceeds. Thereafter, our common stock began to trade on the Nasdaq National Market under the symbol "HFWA".

Heritage Bank initiated a major effort to improve efficiency and to enhance our revenue stream in November of 2000. We called this initiative "Vision 2001". We engaged Alex Sheshunoff Management Services, L.P. (ASM) to assist us in this effort. ASM completed an Opportunities Assessment with the objective of determining ways that we can optimize our earnings performance and in March 2001, ASM began working with us to implement the opportunities identified. We incurred the majority of the expenses associated with this project during the first and second quarter of this year. We began to realize benefits in the form of revenue enhancements and reduced expenses during the third quarter. We expect the benefits to continue throughout future periods.

Financial Condition Data

Total assets increased $18.3 million (3%) during the nine months ended September 30, 2001 to $591.8 million from the December 31, 2000 balance of $573.5 million. The asset growth was in lending as net loans increased $19.6 million (4%) to $495.0 million at September 30, 2001 from $475.4 million at December 31, 2000. Consistent with management's efforts to increase our business customer base, commercial loans grew $26.4 million during that period. Commercial loans continue to be the largest segment of the loan portfolio at 51.3% and 48.5% as a percentage of total loans at September 30, 2001 and December 31, 2000, respectively. Deposits increased $29.4 million (6%) for the nine months ended September 30, 2001 to $489.6 million from $460.2 million as of December 31, 2000. Borrowings decreased $7.7 million to $15.4 million at September 30, 2001 from $23.1 million at December 31, 2000.

In addition to the 100,000 shares repurchased in April 1999, we started the first of four 10% stock repurchase programs in October 1999. As of September 30, 2001, we repurchased a total of 3,299,403 shares, or 30.0% of the total outstanding at March 1999 at an average price of $9.00 per share. During the quarter ended September 30, 2001, 172,765 shares were repurchased at an average price of $11.52. We began our fourth, and current, 10% repurchase program in May 2001 with a target to repurchase approximately 800,000 shares over a period of eighteen months. Through September 30, 2001, 347,112 shares were repurchased or 43.4% of the fourth program at an average price of $11.05.

Earnings Summary

Net income for the three months ended September 30, 2001 was $2,079,000, or $0.261 per diluted share, compared to $1,506,000 or $0.169 per diluted share for the same period last year, resulting in an increase in net income of 38.0% and an increase in per diluted share earnings of 54.4%. The increase is predominately due to the "Vision 2001" initiative, which led to reduced expenses and enhanced revenue. The expenses associated with "Vision 2001" were primarily incurred during the first half of 2001 and the revenue enhancements and expense control have produced very tangible results during the third quarter. Net income for the nine months ended September 30, 2001 was $4,752,000 or $0.577 per diluted share compared with $4,439,000 or $0.471 per diluted share for the same period in 2000, an increase in net income of 7.0% and per diluted share earnings of 22.5%. The significant increase in per diluted share earnings is a result of the ongoing stock repurchase program, which continues to be accretive to earnings per share. Cash earnings for the quarter ended September 30, 2001, which exclude the amortization of goodwill recorded on the acquisition of North Pacific Bank, were $2,224,000, or $0.270 per diluted share compared with $1,651,000 or $0.185 per diluted share for the quarter ended September 30, 2000. Cash earnings for the nine months ended September 30, 2001 were $5,185,000, or $0.630 per diluted share compared with $4,872,000, or $0.516 per diluted share for the same nine month period in 2000.

Net Interest Income

Net interest income before provision for loan loss for the three months ended September 30, 2001 increased 10.5% to $6,779,000 compared to $6,133,000 for the same period in 2000. Net interest income before provision for loan loss for the nine months ended September 30, 2001, increased 4.5% to $19,472,000 compared to $18,637,000 for the nine months ended September 30, 2000. The increase was primarily due to increased average loan balances as total loans increased 7.6% from $471.6 million at September 30, 2000 to $507.7 million at September 30, 2001.

Net interest margin (net interest income divided by average interest earning assets) increased to 5.04% for the quarter ended September 30, 2001 compared to 4.92% for the quarter ended September 30, 2000. The third quarter increase in margin is primarily due to our ability to proactively manage our liability costs. For the nine month period ended September 30, 2001, the net interest margin narrowed to 4.88% from 5.13% for the nine month period ended September 30, 2000. The decrease in margin for the nine month period is due to a sharply reduced prime rate from the beginning of the year and the continued reduction of capital through the stock repurchase program. The average cost of funds for the three month period ended September 30, 2001 declined 23% to

3.91% from 5.08% for the quarter ended September 30, 2000. The average cost of funds for the nine months ended September 30, 2001 declined 6% to 4.43% from 4.72% for the nine months ended September 30, 2000. The declines in average cost of funds for both periods is due to the continual decline in rates and our significant opportunities to reprice certificates of deposits during the first three quarters of 2001. Average equity declined 8% to $80.8 million for the three months ended September 30, 2001 compared to $87.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, average equity declined 10% to $82.1 million from $90.9 million for the nine months ended September 30, 2000.

Provision for Loan Losses

The quarterly provision for loan losses was $290,000 for the current quarter up from $195,000 for the September 2000 quarter. For the nine months ended September 30, 2001, the loan loss provision was $807,000 compared with $585,000 for the nine months ended September 30, 2000. Our commercial loan portfolio now represents 51.3% of our total loans (up from 48.5% at year end 2000 and 45.9% at year end 1999) and with the inherent risks present in our commercial loan portfolio as demonstrated by the loan loss experience of other commercial banks, we believe the increase is prudent and necessary to maintain our allowance for loan losses at an acceptable level.

Noninterest Income

Noninterest income increased 31% to $1,509,000 for the quarter ended September 30, 2001 compared to $1,149,000 for the same quarter in 2000. For the nine months ended September 30, 2001, noninterest income was $4,296,000, compared to $3,103,000 for the same period in 2000, an increase of 38%. The growth was due to increased loan sale gains from our mortgage banking activity, increased service charges on deposits, and gains on sales of investments and assets. Loan sale gains were $1,168,000 for the nine months ended September 30, 2001 compared to $483,000 for the nine months ended September 30, 2000, an increase of $685,000. Service charges on deposits increased 19% to $1,407,000 for the nine months ended September 30, 2001, compared to $1,179,000 for the same period in 2000. The increase in service charges on deposits was largely a result of changes arising from "Vision 2001" to Heritage Bank's deposit products. In addition, increased noninterest income was generated from the sale of our ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a year to date pre-tax gain of $157,000; and the sale of excess land at Central Valley Bank's Toppenish office, which resulted in a pre-tax gain of $66,000.

Noninterest Expense

Noninterest expense decreased to $4,786,000 for the quarter ended September 30, 2001 from $4,825,000 for the quarter ended September 30, 2000, a decrease of 0.8%. Noninterest expense increased 7.1% to $15,578,000 for the nine months ended September 30, 2001 compared to $14,547,000 for the nine months ended September 30, 2000. "Vision 2001" after-tax expenses totaled $389,000, which were incurred by the end of the second quarter. The third quarter decline in noninterest expense was a result of "Vision 2001" cost saving initiatives. The efficiency ratio for the quarter ended September 30, 2001 improved to 57.75% from 66.26% for the comparable quarter in 2000. The efficiency ratio for the nine months ended September 30, 2001 improved to 65.54% from 66.92% for the comparable nine month period in 2000. The improvement in the efficiency ratio was due to "Vision 2001", which focused on reduced levels of noninterest expense and enhanced noninterest income.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products with an increased emphasis on commercial loans. As a result, our commercial loan portfolio is a significant portion of our loan portfolio. As indicated in the table below, total loans increased to $507.7 million at September 30, 2001 from $482.4 million at December 31, 2000.

                                                                     (in thousands)
                                                      At                              At
                                                 December 31,    % of           September 30,    % of
                                                     2000        Total               2001        Total
                                               ------------------------------------------------------------
Commercial                                        $ 234,166      48.55  %         $ 260,532      51.33   %
Real estate mortgages
   One-to-four family residential                   107,501      22.28              101,657      20.02
   Five or more family and commercial
          properties                                109,560      22.71              104,064      20.50
                                               ------------------------------------------------------------
          Total real estate mortgages               217,061      44.99              205,721      40.52

Real estate construction
   One-to-four family residential                    27,412       5.68               37,487       7.38
Consumer                                              5,466       1.13                5,330       1.05
                                               ------------------------------------------------------------
Gross loans                                         484,105     100.35              509,070     100.28
Less: deferred loan fees                             (1,670)     (0.35)              (1,406)     (0.28)
                                               ------------------------------------------------------------
          Total loans                             $ 482,435     100.00  %         $ 507,664     100.00   %
                                               ============================================================

Nonperforming Assets

The following table sets forth the amount of our nonperforming assets at the dates indicated.

                                                              At                   At
                                                          December 31,        September 30,
                                                             2000                 2001
                                                         -----------------------------------
                                                              (Dollars in thousands)
Nonaccrual loans                                          $     1,607          $    2,225
Restructured loans                                                  -                   -
                                                         -----------------------------------
     Total nonperforming loans                                  1,607               2,225
Real estate owned                                                   -               1,029
                                                         -----------------------------------
     Total nonperforming assets                           $     1,607          $    3,254
                                                         ===================================

Accruing loans past due 90 days or more                   $     1,086          $      336
Potential problem loans                                   $     2,422          $    4,100
Allowance for loan losses                                 $     5,063          $    5,802
Nonperforming loans to loans                                    0.33%               0.44%
Allowance for loan losses to loans                              1.05%               1.14%
Allowance for loan losses to nonperforming loans              315.02%             260.75%
Nonperforming assets to total assets                            0.28%               0.55%

Nonperforming assets increased to $3,254,000, or 0.55% of total assets, at September 30, 2001 from $1,607,000, or 0.28% of total assets, at December 31, 2000. The increase was predominately due to one credit of $977,000. The collateral securing the credit was repossessed during the first quarter of this year. Additionally, one credit totaling $543,000 was designated as nonperforming during the third quarter. We expect the above mentioned credits to present modest loss exposure.

Potential problems loans are those that display a high degree of credit risk for a variety of reasons including adverse borrower trends. They may or may not be performing at an acceptable level. The increase of $1.68 million in potential problem loans from December 31, 2000 to September 30, 2001 is primarily due to one loan on a strip mall. The loan is adequately collateralized and is, at this time, performing at an acceptable level. However, we felt that adverse borrower trends warranted reporting this loan as a potential problem loan.

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

The following table summarizes the changes in our allowance for loan losses:

                                                     Nine Months Ended September 30,
                                                        2000                  2001
                                                   ------------------------------------
                                                             (in thousands)
Allowance balance at beginning of period           $       4,264          $      5,063
Provision for loan losses                                    585                   807
Charge-offs
     Real estate                                                                     -
     Commercial                                               (3)                    -
     Agriculture                                              (6)                  (59)
     Consumer                                                 (2)                  (11)
                                                   ------------------------------------
          Total charge-offs                                  (11)                  (70)
                                                   ------------------------------------
Recoveries
     Real estate                                              22                     1
     Commercial                                               28                     -
     Agriculture                                               1                     -
     Consumer                                                  -                     1
                                                   ------------------------------------
          Total recoveries                                    51                     2
                                                   ------------------------------------
               Net (charge-offs) recoveries                   40                   (68)
                                                   ------------------------------------
Allowance balance at end of period                 $       4,889           $     5,802
                                                   =============           ===========
Allowance for loan loss to loans                           1.04%                 1.14%
                                                           =====                 =====

Liquidity and Source of Funds

Our primary sources of funds are customer deposits, public fund deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2001, cash and cash equivalents totaled $26.5 million (4.5% of total assets), and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $2.2 million (.37% of total assets). At September 30, 2001, we maintained a combined credit facility with the FHLB of Seattle for Heritage Bank and Central Valley Bank of $110.4 million (of which $15.4 million was outstanding at that date).

Capital

Stockholders' equity at September 30, 2001 was $79.4 million compared with $83.0 million at December 31, 2000. During the period, we repurchased $6.7 million of Heritage Financial Corporation stock; declared three cash dividends totaling $2.4 million (9.5 cents per share, to shareholders of record on April 16, 2001, 10.0 cents per share to shareholders of record on July 16, 2001, and 10.5 cents per share to shareholders of record on October 15, 2001); realized year to date income of $4.8 million; recorded $248,000 in unrealized gains on securities available for sale, and had stock options of $383,000 exercised by our employees and directors.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2001, our leverage ratio was 12.4%, compared with 14.0% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 14.8% and 15.8%, respectively, at September 30, 2001 compared with 16.0% and 17.1%, respectively, at December 31, 2000.

During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as "well-capitalized" at September 30, 2001.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. During the first nine months of this year, the Federal Reserve moved to significantly lower short term interest rates. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year end at December 31, 2001.

We do not maintain a trading account for any class of financial instrument, nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

      a.    There are no exhibits with this report.

      b.    There were no 8-K filings for the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned.

                               HERITAGE FINANCIAL CORPORATION



Date: November 8, 2001     by  /s/ Donald V. Rhodes
                               -------------------------------------------------
                               Donald V. Rhodes
                               Chairman, President and Chief Executive Officer
                               (Duly Authorized Officer)


                           by  /s/ Edward D. Cameron
                               -------------------------------------------------
                               Edward D. Cameron
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)