Form 10-K
period 2001-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2002-03-20
CIK 1046025

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the fiscal year ended December 31, 2001

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                          Commission File No. 0-29480

                               -----------------

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

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant is $75,047,465 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 8, 2002.

   The Registrant had 7,474,700 shares of common stock outstanding as of March 8, 2002.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

================================================================================

                        HERITAGE FINANCIAL CORPORATION
                                   FORM 10-K
                               December 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS........................................................   3

          LENDING ACTIVITIES..............................................   4

          INVESTMENT ACTIVITIES...........................................  12

          DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS...................  14

          SUPERVISION AND REGULATION......................................  17

          COMPETITION.....................................................  21

 ITEM 2.  PROPERTIES......................................................  22

 ITEM 3.  LEGAL PROCEEDINGS...............................................  22

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  22

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...........................................  23

 ITEM 6.  SELECTED FINANCIAL DATA.........................................  25

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.........................................  26

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  35

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  36

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURES.....................................  36

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  37

 ITEM 11. EXECUTIVE COMPENSATION..........................................  37

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................  37

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  37

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K  38

                                    PART I

ITEM 1.  BUSINESS

General

   Heritage Financial Corporation is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization ("Conversion").

   We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Savings Bank ("Heritage Bank") and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund ("BIF"). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

   Our business consists primarily of lending and deposit relationships with small businesses including agribusiness and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State. We also make residential construction, income property, and consumer loans.

   On March 5, 1999, we merged with Washington Independent Bancshares, Inc. whose wholly owned subsidiary was Central Valley Bank. In that merger we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent Bancshares' common stock. This merger was accounted for as a pooling of interests, and accordingly, our financial information has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc. for all periods presented. Effective June 12, 1998, we acquired North Pacific Bancorporation, whose wholly owned subsidiary was North Pacific Bank, in a transaction accounted for as a purchase. North Pacific Bank was a Washington state-chartered commercial bank, which was merged into Heritage Bank effective November 20, 1998.

   Effective with the year ending December 31, 1998, we changed our fiscal year end from June 30th to December 31st. On December 31, 1998, we filed a Transition Report Form 10-K with the SEC reporting for the six month period ended December 31, 1998. This filing of Form 10-K for the fiscal year ended December 31, 2001 will be the third full twelve month period filed with a calendar year end. Throughout this report, every effort has been made to clarify the accounting period being referenced (i.e. six months ending December 31, 1998 or year ending June 30, 1998) and when appropriate year to year comparisons are made that reflect equivalent twelve month periods (i.e. twelve months ending December 31, 1998 to twelve months ending December 31, 1999).

Market Areas

   We offer financial services to meet the needs of the communities we serve through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has twelve full service offices, with six in Pierce County, five in Thurston County, and one in Mason County. Heritage Bank has two mortgage origination offices, with one in Thurston County and one in Pierce County, both of which operate within banking offices. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

   Olympia enjoys a stable economic climate, largely due to federal and state government employees and retired and active duty military personnel (Fort Lewis and McChord Air Force Base are both located in our primary market area). State government is by far the largest employer in Thurston County, employing over 26% of the total county work force. Federal, county, and municipal government together comprise nearly 40% of the county's civilian employment base.

   Thurston County has a population of 207,355 and grew at a rate of over 28% during the 1990's according to the U.S. Census Bureau 2000 Census. Thurston County's growth has been spurred by increased government employment and the expansion of a large retirement population, including many former military personnel.

   Pierce County, where the City of Tacoma is located, has a population of 700,820 according to the U.S. Census Bureau 2000 Census. Its economy is well-diversified, with the principal industries being aerospace, shipping, military-related government employment, agriculture, and forest products.

   Mason County, which includes the City of Shelton, has a population of 49,405 according to the U.S. Census Bureau 2000 Census. The largest employer in the county is government, but its economy is substantially dependent upon the timber and forest products industries.

   Yakima County is located in central Washington. It has a population of 222,581, according to the U.S. Census Bureau 2000 Census, and its economy is substantially dependent upon agriculture. Yakima County is a leading producer of tree fruits, hops, and other agricultural products.

   Kittitas County also located in central Washington and its county seat is the City of Ellensburg. The population of Kittitas County was 33,362 according to the U.S. Census Bureau 2000 Census. The county's largest employer is government, and its economy is largely dependent upon agriculture.

Lending Activities

   General. Our lending activities are carried on through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. We have focused on commercial lending in recent years, which reflects our efforts to broaden our products and services to those more closely related to commercial banking. These efforts contributed to an increase in commercial loans to $263.1 million, or 52.8% of total loans, as of December 31, 2001 from $234.2 million, or 48.6% of total loans, as of December 31, 2000. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages decreased to $198.6 million, or 39.8% of total loans at December 31, 2001, from $217.1 million, or 45.0% of total loans at December 31, 2000. As we pursue our strategy to focus on commercial lending, management continues to emphasize strong asset quality.

   Our overall lending operations are guided by loan policies, which are reviewed and approved annually by our board of directors. These policies outline the basic policies and procedures by which lending operations are conducted. The policies address the types of loans, underwriting and collateral requirements, terms, interest rate and yield considerations, compliance with laws and regulations, and compliance with internal lending limits. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation, and compliance with laws and regulations.

   The following table provides information about our loan portfolio by type of loan for the dates indicated. These balances are net of deferred loan fees and prior to deduction for the allowance for loan losses.

                                                 At June 30,                                         At December 31,
                                     ----------------------------------  -----------------------------------------------------
                                           1997              1998              1998              1999              2000
                                     ----------------  ----------------  ----------------  ----------------  ----------------
                                               % of              % of              % of              % of              % of
                                     Balance   Total   Balance   Total   Balance   Total   Balance   Total   Balance   Total
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
                                                                               (Dollars in thousands)
Commercial.......................... $ 53,994   22.22% $117,655   37.46% $128,171   39.20% $192,088   45.98% $234,166   48.55%
Real Estate Mortgages...............
 One-four family residential(1).....  107,010   44.02   100,753   32.07    97,277   29.76    97,907   23.44   107,501   22.28
 Five or more family residential and
  commercial properties.............   66,260   27.26    72,406   23.05    70,139   21.45    94,242   22.56   109,560   22.71
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
    Total real estate mortgages.....  173,270   71.28   173,159   55.12   167,416   51.21   192,149   46.00   217,061   44.99
Real estate construction............
 One-four family residential........   13,142    5.41    19,505    6.21    26,640    8.15    23,293    5.58    27,412    5.68
 Five or more family residential and
  commercial properties.............    1,029    0.42       527    0.17     2,123    0.65     7,537    1.80        --      --
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
    Total real estate
     construction(2)................   14,171    5.83    20,032    0.38    28,763    8.80    30,830    7.38    27,412    5.68
Consumer............................    2,692    1.11     4,477    1.43     4,001    1.22     4,273    1.02     5,466    1.13
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Total loans.........................  244,127  100.44%  315,323  100.39%  328,351  100.43%  419,340  100.38%  484,105  100.35%
Less deferred loan fees and other...   (1,079)  (0.44)   (1,228)  (0.39)   (1,400)  (0.43)   (1,578)  (0.38)   (1,670)  (0.35)
                                     --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Net loans........................... $243,048  100.00% $314,095  100.00% $326,951  100.00% $417,762  100.00% $482,435  100.00%
                                     ========  ======  ========  ======  ========  ======  ========  ======  ========  ======


                                           2001
                                     ----------------
                                               % of
                                     Balance   Total
                                     --------  ------

Commercial.......................... $263,063   52.75%
Real Estate Mortgages...............
 One-four family residential(1).....   91,189   18.28
 Five or more family residential and
  commercial properties.............  107,450   21.55
                                     --------  ------
    Total real estate mortgages.....  198,639   39.83
Real estate construction............
 One-four family residential........   32,494    6.51
 Five or more family residential and
  commercial properties.............       83    0.02
                                     --------  ------
    Total real estate
     construction(2)................   32,577    6.53
Consumer............................    5,794    1.16
                                     --------  ------
Total loans.........................  500,073  100.27%
Less deferred loan fees and other...   (1,368)  (0.27)
                                     --------  ------
Net loans........................... $498,705  100.00%
                                     ========  ======

--------
(1) Includes loans held for sale of $6,323, $6,411, $7,618, $589, $1,931 and
    $6,275 respectively.
(2) Balances are net of undisbursed loan proceeds.

   The following table presents at December 31, 2001 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

                                                     Maturing
                                       ------------------------------------
                                        Within             After
                                        1 year  1-5 years 5 years   Total
                                       -------- --------- -------- --------
                                              (Dollars in thousands)
     Commercial....................... $ 93,443  $50,673  $118,947 $263,063
     Real estate construction.........   28,237    4,340        --   32,577
                                       --------  -------  -------- --------
        Total......................... $121,680  $55,013  $118,947 $295,640
                                       ========  =======  ======== ========
     Fixed rate loans.................           $45,409  $ 39,739 $ 85,148
     Variable or adjustable rate loans             9,604    79,208   88,812
                                                 -------  -------- --------
        Total.........................           $55,013  $118,947 $173,960
                                                 =======  ======== ========

Real Estate Lending

   One- to Four-Family Residential Real Estate Lending. The majority of our residential loans are secured by one- to four-family residences located in our primary market area. Our underwriting standards require that one- to four-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages ("ARMs") with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Our current policy is not to make ARMs with discounted initial interest rates (i.e., "teasers"). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management".

   Multifamily and Commercial Real Estate Lending. We have made, and anticipate continuing to make, on a selective basis, multifamily and commercial real estate loans in our primary market areas. Commercial real estate loans are made for small shopping centers, warehouses, and professional offices. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. Our underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value or cost, whichever is lower.

   Multifamily and commercial real estate mortgage lending affords our banks an opportunity to receive interest at rates higher than those generally available from one-to four-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from financially capable borrowers based on a review of personal financial statements.

   Construction Loans. We originate one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and is comfortable with existing economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder's cost less overhead, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and use outside inspectors to inspect the project prior to paying any draw requests from builders.

   Construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does our single-family permanent mortgage lending. However, construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated costs of the project. As a result, these loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders, and the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the liquidation of the loan depends on the builder's ability to sell the property.

Commercial Business Lending

   We offer commercial loans to sole proprietorships, partnerships, and corporations with an emphasis on real estate related industries and businesses in agricultural, health care, legal, and other professions. The types of commercial loans offered are business lines of credit secured primarily by real estate, accounts receivable and inventory, business term loans secured by real estate for either working capital or lot acquisition, Small Business Administration ("SBA") loans, and unsecured business loans.

   Commercial business lending generally involves greater risk than residential mortgage lending and risks different from those associated with residential and commercial real estate lending. Commercial real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, where liquidation of the underlying real estate collateral is viewed as the primary source of repayment if the borrower defaults. Although our commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

   As of December 31, 2001, we had $263.1 million, or 52.75% of our total loans receivable, in commercial loans. The average loan size is approximately $225,000 with loans generally in amounts of $500,000 or less.

Origination and Sales of Loans

   We originate real estate and other loans with approximately two-thirds of the residential mortgage volumes generated from our mortgage loan origination office. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

   Consistent with our asset/liability management strategy, we sell a majority of our fixed rate and ARM residential mortgage loans to the secondary market. At Heritage Bank, commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower's election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a "best efforts" basis whereby Heritage Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed by Heritage Bank. As a result, management believes that market risk is minimal. At Central Valley Bank, all mortgage loan production is brokered to other lenders prior to funding.

   When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $9.5 million, $7.9 million, and $6.3 million in mortgage loans for others as of December 31, 1999, 2000, and 2001, respectively. We received fee income for servicing activities on mortgage loans of $34,000, $27,000 and $22,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

   The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

                                                               Six months
                                                                 ended
                                         Years ended June 30, December 31, Years ended December 31,
                                         -------------------- ------------ ------------------------
                                            1997      1998        1998      1999    2000     2001
                                          --------  --------  ------------ ------- ------- --------
                                                           (Dollars in thousands)
One- to four-family residential mortgage
  loans:
   Originated........................... $104,145   $118,774    $68,434    $78,248 $55,630 $103,634
   Sold.................................   87,003    101,903     57,490     58,266  35,876   97,807
Gains on sales of loans, net............ $  2,006   $  2,406    $ 1,297    $ 1,079 $   684 $  1,669

   We have a minimal amount of purchased mortgage loans and mortgage loan participations.

Commitments and Contingent Liabilities

   In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2001, we had outstanding commitments to extend credit, including letters of credit, in the amount of $87.4 million.

Delinquencies and Nonperforming Assets

   Delinquency Procedures. We send a borrower a delinquency notice 15 days after the due date when the borrower fails to make a required payment on a loan, except for commercial loans. If the delinquency is not brought current by the 30th day, we mail a second notice and, if appropriate, call the borrower. Additional written and oral contacts are made with the borrower between 60 and 90 days after the due date.

   If a real estate loan payment is past due for 45 days or more, loan servicing personnel perform an in-depth review of the loan status, the condition of the property, and the borrower's financial circumstances. Based upon the results of our review, we may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we may bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower's ability and willingness to cooperate in resolving the delinquency.

   Real estate acquired by us is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property's net realizable value.

   We consider loans as an in-substance foreclosure if the borrower has little or no equity in the property based upon its estimated fair value, repayment can be expected only from operation or sale of the collateral, the borrower has effectively abandoned control of the collateral, or it is doubtful the borrower will be able to repay the loan in the foreseeable future because of the borrower's current financial status. In substance foreclosures are accounted for as if the properties were held as other real estate.

   Delinquencies in the commercial business loan portfolio are handled on a case-by-case basis. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or which are assigned to them. Depending on the nature of the loan and the type of collateral securing the loan, we may negotiate and accept a modified payment program or take other actions as circumstances warrant.

   Classification of Assets. Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, Division of Banks of the Washington State Department of Financial Institutions ("Division"), the Office of the Comptroller of the Currency ("OCC"), and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount. The FDIC examined Heritage Bank in March 2001 and the Division examined Heritage Bank in March 2000. The OCC examined Central Valley Bank in May 2001. The regulators' assessments of our banks' classified assets were consistent with our banks' internal classifications.

   Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans, and real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and real estate owned for the indicated dates.

                                         At June 30,               At December 31,
                                     ------------------  ----------------------------------
                                       1997      1998     1998     1999     2000     2001
                                     --------  --------  -------  -------  -------  -------
                                                     (Dollars in thousands)
Nonaccrual loans.................... $    146  $    385  $   401  $ 1,804  $ 1,607  $ 1,962
Restructured loans..................       --        --       --       --       --       --
                                     --------  --------  -------  -------  -------  -------
   Total nonperforming loans........      146       385      401    1,804    1,607    1,962
Real estate owned...................       --        82       --       --       --    1,053
                                     --------  --------  -------  -------  -------  -------
   Total nonperforming assets....... $    146  $    467  $   401  $ 1,804  $ 1,607  $ 3,015
                                     --------  --------  -------  -------  -------  -------
Accruing loans past due 90 days or
  more.............................. $     --  $     15  $     8  $    --  $ 1,086  $   306
Potential problem loans.............      239     1,758      877    2,826    2,422    4,631
Allowance for loan losses...........    3,105     3,929    3,957    4,264    5,063    5,751
Nonperforming loans to loans........     0.06%     0.06%    0.12%    0.43%    0.33%    0.39%
Allowance for loan losses to loans..     1.28%     1.25%    1.21%    1.02%    1.05%    1.15%
Allowance for loan losses to
  nonperforming loans...............  2133.01%  1019.90%  984.70%  236.27%  315.02%  293.12%
Nonperforming assets to total assets     0.05%     0.10%    0.08%    0.35%    0.28%    0.49%

   Nonaccrual Loans. Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on nonaccrual. Loans are considered to be impaired and are placed on nonaccrual when there are serious doubts about the collectibility of principal or interest. Our policy is to place a loan on nonaccrual when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

   Interest foregone on nonaccrual loans was $59,613, $129,612, and $173,371 for the years ended December 31, 1999, 2000, and 2001, respectively. Previous period interest foregone was immaterial.

   Real estate owned at December 31, 2001 was $1,269,000 with $1,053,000 of this reported as a nonperforming asset. The difference is guaranteed by the Small Business Administration.

   Potential Problem Loans. Potential problem loans are those loans which are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us to seriously doubt their ability to comply with the present repayment program and may result in placing the loan on nonaccrual. The increase of $2.2 million in potential problem loans from December 31, 2000 to December 31, 2001 is primarily due to one loan on a strip mall. The loan is adequately collateralized and is, at this time, performing at an acceptable level. However, we believed that adverse borrower trends warranted reporting this loan as a potential problem loan.

Analysis of Allowance for Loan Losses

   Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. We determine the allowance through our ongoing quarterly assessments of estimated potential losses inherent in the loan portfolio.

   We assess the estimated losses inherent in our non-classified loan portfolio by considering a number of elements including:

  .  Levels and trends in delinquencies and nonaccruals;

  .  Trends in loan demand and structure including terms and interest rates;

  .  National and local economic trends;

  . Specific industry conditions such as commercial and residential construction;

  .  Concentrations of credits in specific industries;

  .  Bank regulatory examination results and our own credit examinations; and

  .  Recent loss experience in the portfolio.

   After evaluating these elements and trends, we calculate a risk factor in percentage points that is applied to the non-classified loan portfolio to establish what we believe is an appropriate allowance for the non-classified portion of our loan portfolio. For the classified portion of our loan portfolio, we add specific dollar provisions to the total for identified problem loans and assets to determine an adequate allowance.

   We forecast expected loan growth by type for the subsequent three months and apply the same risk factor we established for the non-classified portion of our portfolio to the expected loan growth to determine additional necessary provisions to the allowance for the subsequent period. From this, we establish our monthly provision for the next three months.

   Historically, we have not experienced significant losses in any segment of our loan portfolio. We believe that it is necessary to maintain a higher level of reserves against future potential losses for our commercial loan portfolio than our historical loss experience would indicate, because our commercial loan portfolio, which, based upon industry standards, inherently tends to have a higher loss experience and has been growing faster than other segments of our loan portfolio.

   Over the past several years, we have increased our allowance for loan losses during a period of loan growth and change in loan portfolio composition, as well as recent weakening economic trends. While our loan portfolio, and in particular commercial loans, has grown substantially over the past five years, our asset quality has remained satisfactory. Although our nonperforming assets to total assets ratio is higher than past periods, we believe it is manageable especially considering the weakening economy. In the year ended December 31, 2001, we experienced net charge offs of $505,000. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our allowance for loan losses allocated to our commercial loans over the past five years.

   While we believe that we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions result in adjustments to the allowance for loan losses.

   The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

                                                            Six Months
                                                              Ended
                                      Years Ended June 30, December 31,   Years Ended December 31,
                                      -------------------  ------------ ----------------------------
                                        1997       1998        1998       1999      2000      2001
                                      --------   --------  ------------ --------  --------  --------
                                                          (Dollars in thousands)
Total loans outstanding at end of
  period(1).......................... $243,048   $314,095    $326,952   $417,762  $482,435  $498,705
                                      --------   --------    --------   --------  --------  --------
Average loans outstanding during
  period............................. $213,560   $251,816    $319,645   $361,116  $445,813  $494,379
                                      --------   --------    --------   --------  --------  --------
Allowance balance at beginning of
  period............................. $  2,221   $  3,105    $  3,929   $  3,957  $  4,264  $  5,063
Provision for loan losses............     (265)       149         202        408       787     1,193
Allowance acquired with North Pacific
  Bank...............................       --        670          --         --        --        --
Charge-offs:
   Real estate(2)....................       --         --         (36)      (120)       (4)     (407)
   Commercial........................       (2)        --        (146)      (117)      (34)      (88)
   Consumer..........................       (7)        (3)         (5)       (10)       (2)      (12)
                                      --------   --------    --------   --------  --------  --------
       Total charge-offs.............       (9)        (3)       (187)      (247)      (40)     (507)
                                      --------   --------    --------   --------  --------  --------
Recoveries:
   Real estate(2)....................    1,155          4           4        113        22         1
   Commercial........................        3          1           9         32        29        --
   Consumer..........................       --          3          --          1         1         1
                                      --------   --------    --------   --------  --------  --------
       Total recoveries..............    1,158          8          13        146        52         2
                                      --------   --------    --------   --------  --------  --------
          Net (charge-offs)
            recoveries...............    1,149          5        (174)      (101)       12      (505)
                                      --------   --------    --------   --------  --------  --------
Allowance balance at end of period... $  3,105   $  3,929    $  3,957   $  4,264  $  5,063  $  5,751
                                      ========   ========    ========   ========  ========  ========
Ratio of net (charge-offs) recoveries
  during period to average loans
  outstanding........................     0.54%      0.00%       0.05%     -0.03%     0.00%    -0.10%
                                      ========   ========    ========   ========  ========  ========

--------
(1) Includes loans held for sale
(2) During the periods shown, the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages, with the exception of the activity during 2001. Only during 2001 did a portion of the activity relate to real estate construction loans.

   The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that may affect future loan losses in the categories shown below:

                                    At June 30,                                   At December 31,
                          ------------------------------  --------------------------------------------------------------
                               1997            1998            1998            1999            2000            2001
                          --------------  --------------  --------------  --------------  --------------  --------------
                                   % of            % of            % of            % of            % of            % of
                                  Total           Total           Total           Total           Total           Total
                          Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1) Amount Loans(1)
                          ------ -------- ------ -------- ------ -------- ------ -------- ------ -------- ------ --------
                                                              (Dollars in thousands)
Commercial............... $1,242   22.1%  $2,217   37.4%  $2,670   39.2%  $3,070   45.8%  $3,644   48.4%  $4,141   52.7%
Real Estate Mortgage
 One-four family
  residential............    164   43.9%     156   32.0%     156   29.6%     168   23.3%     200   22.2%     227   18.1%
 Five or more family
  residential and
  commercial properties..    900   27.2%     678   22.9%     669   21.3%     721   22.5%     856   22.6%     972   21.5%
Real estate construction:
 One-four family
  residential............    202    5.3%     214    6.1%     135    8.1%     145    5.6%     274    5.7%     310    6.5%
 Five or more family
  residential and
  commercial properties..     31    0.4%      10    0.2%      16    0.6%      17    1.8%      20     --       23     --
Consumer.................     20    1.1%      53    1.4%      54    1.2%      58    1.0%      69    1.1%      78    1.2%
Unallocated..............    546             601             257              85              --              --
                          ------  -----   ------  -----   ------  -----   ------  -----   ------  -----   ------  -----
   Net loans............. $3,105  100.0%  $3,929  100.0%  $3,957  100.0%  $4,264  100.0%  $5,063  100.0%  $5,751  100.0%
                          ======  =====   ======  =====   ======  =====   ======  =====   ======  =====   ======  =====

--------
(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

   At December 31, 2001, our investment securities portfolio totaled $30.2 million, which consisted of $26.5 million of securities available for sale and $3.7 million of securities held to maturity. This compares with a total portfolio of $38.8 million at December 31, 2000, which was comprised of $33.7 million of securities available for sale and $5.1 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in the financial statement footnotes.

   Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our bank's lending activities. The policy dictates the criteria for classifying securities as either available for sale or held for investment. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, FHLB stock, and federal funds. Investment in non-investment grade bonds, structured notes, and stripped mortgage backed securities are not permitted under the policy.

   The following table provides information regarding the carrying value, weighted average yields, and maturities or periods to repricing of our investment securities available for sale.

                                                   At December 31, 2001
                                                 -----------------------
                                                                 Weighted
                                                  Book    Fair   Average
                                                  Value   Value   Yield
                                                 ------- ------- --------
                                                  (Dollars in thousands)
       Obligations of US Government agencies:
          Due within one year................... $   750 $   768   5.96%
          Due after 1 year but within 5 years...  18,567  18,529   5.82
                                                 ------- -------
                                                  19,317  19,297
                                                 ------- -------
       Mortgage backed securities
          Due after 5 years but within 10 years.     524     643   5.03
          Due after 10 years....................   4,417   4,408   6.71
                                                 ------- -------
                                                   4,941   5,051
                                                 ------- -------
       Collateralized mortgage obligations
          Due after 5 years but within 10 years.     123     125   6.11
          Due after 10 years....................   2,036   2,006   4.71
                                                 ------- -------
                                                   2,159   2,131
                                                 ------- -------
       Total all investments available for sale. $26,417 $26,479
                                                 ======= =======

   The following table provides information regarding the carrying value, weighted average yields, and maturities or periods to repricing of our investment securities held to maturity.

                                                       At December 31, 2001
                                                      ----------------------
                                                                    Weighted
                                                      Book   Fair    Average
                                                      Value  Value  Yield (1)
                                                      ------ ------ ---------
                                                      (Dollars in thousands)
   Municipal bonds
      Due within one year............................ $  425 $  432   6.75%
      Due after 1 year but within 5 years............  1,379  1,426   6.35
      Due after 5 years but within 10 years..........    341    347   6.26
                                                      ------ ------
                                                       2,145  2,205
                                                      ------ ------
   Mortgage backed securities
      Due within one year............................     32     33   6.58
      Due after 1 year but within 5 years............      9      9   7.23
      Due after 5 years but within 10 years..........    227    242   8.73
      Due after 10 years.............................  1,290  1,395   8.26
                                                      ------ ------
                                                       1,558  1,679
                                                      ------ ------
          Total all investments held to maturity..... $3,703 $3,884
                                                      ====== ======

--------
(1) Taxable equivalent weighted average yield.

   We held $2.8 million of FHLB stock at December 31, 2001. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2001, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $1.8 million.

Deposit Activities and Other Sources of Funds

   General. Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $54.8 million in 2001. Customer deposits remain an important source, but these balances have been influenced in the past by adverse market changes in the industry and may be affected by similar future developments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

   Deposit Activities. We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. At December 31, 2001, we had no brokered deposits. The more significant deposit accounts offered by us are described below.

   Certificates of Deposit. We offer several types of CDs with maturities ranging from one to five years and which require a minimum deposit of $100. In addition, we offer a CD that has a maturity of three to eleven months and a minimum deposit of $2,500, and permits additional deposits at the initial rate throughout the CD term. Interest is compounded daily and credited quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

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

   Checking and NOW Accounts. Checking and NOW accounts are non-interest and interest bearing, and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

   Individual Retirement Accounts. IRAs permit annual contributions regulated by law and pay interest at fixed rates. Maturities are available from one to five years, and interest is compounded daily and credited quarterly.

Sources of Funds

   Deposit Activities. The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31,:

                                               1999             2000             2001
                                         ---------------  ---------------  ---------------
                                         Average  Average Average  Average Average  Average
                                         Balance   Rate   Balance   Rate   Balance   Rate
                                           (1)     Paid     (1)     Paid     (1)     Paid
                                         -------- ------- -------- ------- -------- -------
                                                       (Dollars in Thousands)
Interest bearing demand and money market
  accounts.............................. $ 91,281  2.69%  $ 99,089  2.81%  $126,302  2.07%
Savings.................................   68,484  3.33     62,594  2.81     61,190  3.50
Certificates of deposit.................  165,490  5.00    226,335  3.56    244,369  5.24
                                         --------         --------         --------
   Total interest bearing deposits......  325,255  4.00    388,018  4.80    431,861  4.06
Demand and other noninterest bearing
  deposits..............................   37,906    --     44,038    --     47,455    --
                                         --------  ----   --------  ----   --------  ----
   Total deposits....................... $363,161  3.58%  $432,056  4.31%  $479,316  3.66%
                                         ========  ====   ========  ====   ========  ====

--------
(1) Average balances were calculated using average daily balances.

   The following table provides the change in the balances of deposits during the year and the impact of credited interest on those deposits for the years ended December 31,:

                                                    1999      2000      2001
                                                  --------  --------  --------
                                                     (Dollars in thousands)
 Net increase (decrease) in deposits............. $ 37,964  $ 55,166  $ 54,846
    Less: Interest credited......................  (12,631)  (18,456)  (18,126)
                                                  --------  --------  --------
 Net increase(decrease) before interest credited. $ 25,333  $ 36,710  $ 36,720
                                                  --------  --------  --------

   The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2001:

                                                                (Dollars in
                                                                thousands)
    Remaining maturity:
       Three months or less....................................   $25,050
       Over three months through six months....................    54,839
       Over six months through 12 months.......................    12,194
       Over twelve months......................................     4,971
                                                                  -------
           Total...............................................   $97,054
                                                                  =======

   At December 31, 2000 and December 31, 2001, certificates of deposits with balances of $100,000 or more totaled $96.1 million and $97.1 million, respectively.

   Borrowings. Savings deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the FHLB of Seattle to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity at both Heritage Bank and Central Valley Bank. Advances from the FHLB of Seattle are typically secured by our first mortgage loans, and stock issued by the FHLB of Seattle, which is owned by us. At Central Valley Bank we also have the ability to purchase federal funds up to $3.7 million with Key Bank. At the holding company level, we maintain a line of credit for $5 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments retained from proceeds of the conversion from mutual to stock ownership.

   The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, Heritage Bank and Central Valley Bank are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and 10% of assets for Central Valley Bank.

   The following table is a summary of FHLB advances for the years ended December 31,:

                                                  1999    2000     2001
                                                 ------  -------  -------
                                                  (Dollars in thousands)
     Balance at period end...................... $2,800  $23,125  $ 8,000
     Average balance during the period..........    958   10,451   17,924
     Maximum amount outstanding at any month end  3,300   23,125   33,300
     Average interest rate:
        During the period.......................   5.90%    6.58%    5.33%
        At period end...........................   5.70%    6.81%    5.01%

   The holding company maintains a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31,:

                                                    1999     2000    2001
                                                    ----    ------  -----
                                                    (Dollars in thousands)
        Balance at period end...................... $--     $   --  $  --
        Average balance during the period..........  --        380    118
        Maximum amount outstanding at any month end  --      2,043    168
        Average interest rate:
           During the period.......................  --       9.86%  7.12%
           At period end...........................  --       9.50%  4.75%

   The following table is a summary of other borrowed funds for the years ended December 31,:

                                                      1999    2000   2001
                                                     -----   ------  -----
                                                     (Dollars in thousands)
     Notes Payable:
        Balance at period end....................... $   8   $   --  $  --
        Average balance during the period...........    12        2     --
        Maximum amount outstanding at any month end.    16        7     --
        Average interest rate:
            During the period.......................    --       --     --
            At period end...........................    --       --     --

     Fed Funds Purchased:
        Balance at period end....................... $  --   $1,000  $  --
        Average balance during the period...........    20      501     82
        Maximum amount outstanding at any month end.    --    1,300    175
        Average interest rate:
            During the period.......................  5.41%    6.84%  6.52%
            At period end...........................    --     7.13%    --

   Notes Payable at December 31, 1999 include a noninterest bearing note to Tacoma City Light for energy conservation improvement that was acquired in June 1998 with North Pacific Bank. This note was paid off in September 2000.

Supervision and Regulation

   We are subject to extensive federal and Washington state legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors and the FDIC rather than stockholders. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and it is reasonable to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

   The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

   Heritage Financial. We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC and OCC are authorized to exercise comparable authority under the Federal Deposit Insurance Act, the National Bank Act, and other statutes for state nonmember banks such as Heritage Bank or national banks such as Central Valley Bank.

   The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. The Federal Deposit Insurance Act requires an undercapitalized institution to send to the Federal Reserve a capital restoration plan with a guaranty by each company having control of the bank's compliance with the plan.

   We are required to file an annual report and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

   We, and any subsidiaries which we may control, are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiaries and affiliates are subject to numerous restrictions. With some exceptions, we, and our subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us, or our affiliates.

   Bank regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier II capital includes Tier I capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8% of risk-adjusted assets.

   Subsidiaries. Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and Division of Banks of the Washington Department of Financial Institutions ("Division"). Central Valley Bank is a national bank chartered by the Office of the Comptroller of the Currency ("OCC") and insured by the FDIC. In addition, Central Valley Bank is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve has supervisory authority over us and our subsidiary banks.

   Among other things, applicable federal and state statutes and regulations which govern a bank's operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations. The Division, the OCC, and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

   The banks are required to file periodic reports with the FDIC, the Division, and the OCC, and are subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

   As subsidiaries of a bank holding company, our banks are subject to various restrictions in their dealings with us and other companies that may become affiliated with us.

   Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution's capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary for a "well-capitalized" bank, which affects FDIC risk-based insurance premium rates. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were "well-capitalized" at December 31, 2001.

   Federal laws generally bar institutions which are not well capitalized from accepting brokered deposits. The FDIC has issued rules, which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

   Other Regulatory Developments. Congress has enacted significant federal banking legislation in recent years. The following summarizes some of the recent significant federal banking legislation.

   Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FDICIA"). FIRREA, among other things,

  . created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF");

  . permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local Federal Home Loan Banks ("FHLBs");

  .  restructured the federal regulatory agencies for savings associations; and

  . greatly enhanced the regulators enforcement powers over financial institutions and their affiliates.

   Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA"). FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things,

  .  a new method for calculating deposit insurance premiums based on risk;

  . restrictions on acceptance of brokered deposits except by well-capitalized institutions;

  . additional limitations on loans to executive officers and directors of banks;

  . the employment of interest rate risk in the calculation of risk-based capital;

  . safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings and compensation;

  . a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category; and

  . new disclosure and advertising requirements with respect to interest paid on savings accounts.

   FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. These banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of
1994. The Interstate Banking Act provides banks with greater opportunities to merge with other institutions and open branches nationwide, and also allows a bank holding company whose principal operations are in one state to apply to the Federal Reserve for approval to acquire a bank that is headquartered in a different state. States cannot "opt out" but may impose minimum time periods, not to exceed five years, for the target bank's existence. The Interstate Banking Act also allows bank subsidiaries of bank holding companies to establish "agency" relationships with their depository institution affiliates. In an agency relationship, a bank can accept deposits, renew time deposits, close and service loans, and receive payments for a depository institution affiliate. States cannot "opt out". The Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision took effect June 1, 1997, unless states enacted laws to either authorize such transactions at an earlier date or prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank's primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks' main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

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

   Beginning March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance, and securities activities, but also merchant banking and additional activities determined to be "financial in nature" or "complementary" to an activity that is financial in nature. The GLBA also provides that the list of permissible financial activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological changes.

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

   Although the GLBA preserves the Federal Reserve as the umbrella supervisor of financial holding companies, it adopts an administrative approach to regulation that defers to the action and paperwork requirements of the "functional" regulators of insurers, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over those operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of a financial holding company's subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal non-compliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

   USA Patriot Act. On October 26, 2001, President George W. Bush signed into law the USA Patriot Act ("Patriot Act"). Title III of the Patriot Act concerns money laundering provisions that may affect many community banks. These provisions include:

  . The Secretary of the Treasury is authorized to impose special measures, such as recordkeeping or reporting, on domestic financial institutions that are a primary concern;

  . Financial institutions with private or correspondent accounts with non-U.S. citizens must establish policies and procedures to detect money laundering through those accounts;

  . Financial institutions are barred from maintaining correspondent accounts for foreign shell banks (that is a bank that does not have a physical presence in any county);

  . The Secretary of the Treasury is required to prescribe regulations to further encourage cooperation among financial institutions, regulators, and law enforcement agencies and officials to share information about terrorist acts and money laundering activities;

  . The Secretary of the Treasury is required to issue regulations to establish minimum procedures for financial institutions to use in verifying customer identity during the account-opening process;

  . Depository institutions are permitted to provide information to other institutions concerning the possible involvement in potentially unlawful activity by a current or former employee;

  . The Secretary of the Treasury is required to establish a secure website to receive suspicious activity reports and currency transaction reports, and provide institutions with alerts and other information regarding suspicious activity that warrant immediate attention; and

  . The federal bank regulators are required to consider the anti-money laundering record of each depository institution in evaluating applications under the Bank Merger Act.

Deposit Insurance. Heritage Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. Central Valley Bank is insured by the FDIC under the BIF to the maximum extent permitted by law. Each bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized", "adequately capitalized" or " undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

   Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In addtion, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Heritage Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the bonds issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. Recent legislative changes provided for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions were savings associations on that date. This merger did not occur.

   The FDIC recently notified all insured institutions about the possibility of higher deposit insurance premiums in the second half of 2002. The higher premiums, if they prove necessary, would likely affect only those banks and thrifts with deposits insured by BIF. The FDIC expects that the deposit insurance premium increase would be at most 5 basis points of BIF-assessable deposits each year.

Competition

   We compete for loans and deposits with other thrifts, commercial banks, credit unions, mortgage bankers, and other institutions in the scope and type of services offered, interest rates paid on deposits, pricing of loans, and number and locations of branches, among other things. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors' funds from short-term money market securities and other corporate and government securities.

   We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our banks' branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, and other services.

Employees

   At December 31, 2001, we had 198 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. None of our employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

   Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 2001, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land), and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.  LEGAL PROCEEDINGS

   We, and our banks, have certain litigation and possible negotiated settlements in progress resulting from activities arising from normal operations. In our opinion, none of these matters is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Our common stock is traded on the NASDAQ National Market System(R) under the symbol HFWA. At December 31, 2001, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 7,534,232 outstanding shares of common stock. The last reported sales price on March 8, 2002 was $12.47 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System(R) for the indicated quarters.

                                             2001 Quarter ended:
                                  -----------------------------------------
                                  March 31 June 30 September 30 December 31
                                  -------- ------- ------------ -----------
    High.........................  $10.69  $10.93     $11.98      $11.97
    Low..........................  $ 9.38  $ 9.65     $10.30      $10.86

                                             2000 Quarter ended:
                                  -----------------------------------------
                                  March 31 June 30 September 30 December 31
                                  -------- ------- ------------ -----------
    High.........................  $ 8.63  $ 8.69     $ 9.88      $10.19
    Low..........................  $ 7.50  $ 7.13     $ 8.50      $ 8.75

   Since our stock offering in January 1998, we have declared the following quarterly cash dividends:

                                   Cash
                                 Dividend
             Declared            per share   Record Date          Paid
             --------            --------- ---------------- ----------------
   March 24, 1998...............  $0.035   April 6, 1998    April 15, 1998
   June 23, 1998................  $0.040   July 6, 1998     July 15, 1998
   September 18, 1998...........  $0.045   October 6, 1998  October 15, 1998
   December 17, 1998............  $0.050   January 15, 1999 January 25, 1999
   March 25, 1999...............  $0.055   April 15, 1999   April 26, 1999
   June 18, 1999................  $0.060   July 15, 1999    July 27, 1999
   September 17, 1999...........  $0.065   October 15, 1999 October 27, 1999
   December 16, 1999............  $0.070   January 14, 2000 January 27, 2000
   March 17, 2000...............  $0.075   April 14, 2000   April 28, 2000
   June 16, 2000................  $0.080   July 14, 2000    July 28, 2000
   September 21, 2000...........  $0.085   October 16, 2000 October 27, 2000
   December 22, 2000............  $0.090   January 19, 2001 January 31, 2001
   March 27, 2001...............  $0.095   April 16, 2001   April 27, 2001
   June 26, 2001................  $0.100   July 16, 2001    July 25, 2001
   September 28, 2001...........  $0.105   October 15, 2001 October 29, 2001
   December 19, 2001............  $0.110   January 15, 2002 January 30, 2002

   Dividends to shareholders depend primarily upon the receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to us. For a period of ten years after the conversion from mutual to stock ownership, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in excess of one-half of the greater of the Bank's net income for the current fiscal year or the average of the Bank's net income for the current fiscal year, and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect of the dividend would be to reduce the Bank's net worth below the amount required for the liquidation account. For Central Valley Bank, the approval of the Comptroller of the Currency is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfer of surplus or fund for the retirement of any preferred stock. Other than the specific restrictions mentioned above, current regulations allow us, and our subsidiary banks to pay dividends on their common stock if our or our bank's regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve, the OCC, and the FDIC.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the six
                                     For the years ended months ended
                                          June 30,       December 31, For the years ended December 31,
                                     ------------------  ------------ -------------------------------
                                       1997      1998        1998       1999         2000      2001
                                     --------  --------  ------------ --------     --------  --------
                                               (Dollars in thousands, except per share data)
Operations Data:
Net interest income................. $ 12,043  $ 16,110    $ 11,017   $ 23,458     $ 24,841  $ 26,632
Provision for loan losses...........     (265)      149         202        408          787     1,193
Noninterest income..................    3,748     4,261       2,901      4,038        4,190     5,925
Noninterest expense.................   13,445    13,690      10,275     18,773       19,323    20,624
Provision (benefit) for income taxes       12     2,273       1,275      2,958        2,947     3,778
Net income..........................    2,598     4,259       2,166      5,357        5,974     6,962
Earnings per share
   Basic............................     0.25      0.41        0.20       0.50         0.66      0.87
   Diluted..........................     0.24      0.40        0.20       0.49         0.65      0.86
Dividend payout ratio(1)............       NM      18.4%       47.3%      50.1%        50.2%     46.9%

Performance Ratios:
Net interest spread.................     4.30%     4.14%       4.13%      4.56%        4.12%     4.33%
Net interest margin(2)..............     4.80%     5.05%       5.16%      5.49%        5.04%     4.98%
Efficiency ratio(3).................    85.15%    67.20%      73.83%     68.27%       66.56%    63.35%
Return on average assets............     0.94%     1.23%       0.92%      1.14%        1.11%     1.19%
Return on average equity............     8.74%     6.77%       4.36%      5.32%        6.66%     8.52%

                                         At June 30,                    At December 31,
                                     ------------------  --------------------------------------------
                                       1997      1998        1998       1999         2000      2001
                                     --------  --------  ------------ --------     --------  --------
Balance Sheet Data:
Total assets........................ $291,323  $471,030    $475,871   $510,958     $573,530  $609,643
Loans receivable, net...............  233,621   303,754     315,376    412,909      475,441   486,679
Loans held for sale.................    6,322     6,412       7,618        589        1,931     6,275
Deposits............................  254,024   363,529     366,998    405,068      460,234   515,080
Federal Home Loan Bank advances.....      890       698         687      2,800       23,125     8,000
Other borrowings....................      525     1,633          17          8        1,000        --
Stockholders' equity................   31,588    98,593     100,559     95,264       83,005    78,528
Book value per share................       NM  $   9.20    $   9.27   $   9.50     $  10.09  $  10.42
Equity to assets ratio..............    10.84%    20.93%      21.13%     18.68%       14.47%    12.88%
Asset Quality Ratios:
Nonperforming loans to loans........     0.06%     0.06%       0.12%      0.43%        0.33%     0.39%
Allowance for loan losses to loans..     1.28%     1.25%       1.21%      1.02%        1.05%     1.15%
Allowance for loan losses to
  nonperforming loans...............  2133.01%  1019.90%     984.70%    236.27%      315.02%   293.12%
Nonperforming assets to total assets     0.05%     0.10%       0.08%      0.35%        0.28%     0.49%
Other Data:
Number of banking offices...........       12        14          16         17           18        18
Number of full-time equivalent
  employees.........................      170       180         229        222          211       198

--------
(1) Dividend payout ratio is declared dividends per share divided by earnings per share. Cash dividends prior to the January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company's waiver of its pro rata cash dividends.
(2) Net interest margin is net interest income divided by average interest earning assets.
(3) The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income, excluding nonrecurring items. Heritage Bank paid a one-time assessment of $1.09 million to the SAIF in November 1996 (fiscal year 1997). This amount was excluded from the calculation of the efficiency ratio for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

   The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2001 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

   Statements concerning future performance, developments or events, concerning expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements and are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors, which could affect our financial results are included in our filings with the Securities and Exchange Commission.

General

   In the fiscal year ended June 30, 1994, we began to implement a growth strategy to broaden our products and services from traditional thrift offerings to those more closely related to commercial banking. That strategy included, geographic and product expansion, loan portfolio diversification, development of relationship banking, and maintenance of asset quality.

   In the fiscal year ended June 30, 1998, our growth strategy was bolstered by two significant events--the January 1998 stock offering and conversion, and our acquisition of North Pacific Bancorporation.

   Through the January 1998 stock offering, we raised $63.0 million in net new capital, which has, and will continue to, enhance our ability to implement our growth strategy. Using $17.5 million of the net proceeds of the stock offering, we completed our first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary was North Pacific Bank. The all cash transaction was accounted for using purchase accounting rules. The acquisition of North Pacific Bank provided further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. During the six months ended December 31, 1998, we integrated the operations of North Pacific Bank into Heritage Bank culminating in the merging of data processing systems effective November 20, 1998 and substantially upgrading North Pacific Bank's item processing capability to handle existing and projected future volumes.

   Consistent with our strategy, on March 5, 1999, we merged with Washington Independent Bancshares, Inc., whose wholly owned subsidiary was Central Valley Bank. In the merger, we exchanged 1,058,009 shares of our common stock for all of the outstanding shares of Washington Independent Bancshares, Inc. common stock. This merger was accounted for as a pooling of interests and accordingly, our financial information has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc. for all periods presented.

   In 1999, we were continuing to operate with capital levels well in excess of regulatory requirements and well in excess of our internal needs. We determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our outstanding shares. We began in April 1999 with the repurchase of 100,000 shares of our outstanding common stock for $0.8 million, or $8.56 per share. In October 1999, we began the first of four phases of the stock repurchase programs. The first phase of the repurchase program totaled 1,082,389 shares, or 10% of the then outstanding shares, which began in October 1999 and ended in February 2000. The second phase totaled 976,748 shares, or 10% of the then outstanding shares, which began in February 2000 and ended in August 2000. The third phase totaled 890,000 shares, which represented 10% of the then outstanding shares, which began in August 2000 and ended in May 2001. The fourth phase began during May 2001 for a total of 800,000 shares, which represented 10% of the then outstanding shares, of which 521,089 shares were repurchased as of December 31, 2001. By December 31, 2001, we repurchased a total of 3,573,380 shares of our stock representing 33% of the total outstanding as of March 31, 1999 at an average price of $9.13 per share.

   In 2000, we conducted an extensive review of our strategic direction culminating in a new strategic plan that reaffirmed our 1994 goals with an increased emphasis on return on average equity and efficiency of operations. In pursuit of this strategy, we announced in January 2001 an initiative titled "Vision 2001" for Heritage Bank. To assist us, we engaged Alex Sheshunoff Management Services, L.P. ("ASM"). ASM completed an opportunities assessment during fiscal year 2000 for Heritage Bank with the objective of determining ways that we can optimize our earnings performance. Beginning in March 2001, ASM worked with us to implement those opportunities identified. We incurred the majority of the expenses associated with this project during the first and second quarters of 2001. We realized the benefits in the form of revenue enhancements and reduced expenses beginning with the third quarter of 2001.

Net Interest Income

   Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.

   Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar amounts of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.

   The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

                                                             Years Ended December 31,
                                   ----------------------------------------------------------------------------
                                             1999                      2000                      2001
                                   ------------------------  ------------------------  ------------------------
                                   Average  Interest         Average  Interest         Average  Interest
                                   Balance  Earned/  Average Balance  Earned/  Average Balance  Earned/  Average
                                     (1)      Paid    Rate     (1)      Paid    Rate     (1)      Paid    Rate
                                   -------- -------- ------- -------- -------- ------- -------- -------- -------
                                                              (Dollars in thousands)
Interest Earning Assets:
Loans............................. $361,116 $32,886    9.11% $445,813 $41,510    9.31% $494,379 $43,111    8.72%
Mortgage Backed Securities........    2,773     227    8.19     2,174     180    8.27     4,069     301    7.40
Investment securities and FHLB
 stock............................   44,270   2,591    5.85    41,885   2,393    5.71    25,622   1,406    5.49
Interest earning deposits.........   18,745     820    4.37     2,898     159    5.50    11,019     372    3.38
                                   -------- -------  ------  -------- -------  ------  -------- -------  ------
Total interest earning assets..... $426,904 $36,524    8.56% $492,770 $44,242    8.98% $535,089 $45,190    8.45%
Noninterest earning assets........   44,637                    47,394                    50,582
                                   --------                  --------                  --------
   Total assets................... $471,541                  $540,164                  $585,671
                                   ========                  ========                  ========
Interest Bearing Liabilities:
Certificates of deposit........... $165,490 $ 8,271    5.00% $226,334 $13,617    6.02% $244,369  12,797    5.24%
Savings accounts..................   68,484   2,279    3.33    62,594   2,226    3.56    61,190   2,140    3.50
Interest bearing demand and
 money market accounts............   91,281   2,458    2.69    99,089   2,787    2.81   126,302   2,618    2.07
                                   -------- -------  ------  -------- -------  ------  -------- -------  ------
Total interest bearing deposits...  325,255  13,008    4.00   388,017  18,630    4.80   431,861  17,555    4.06
FHLB advances.....................    1,021      57    5.53    10,441     722    6.92    18,002     961    5.34
Other borrowed funds..............       37       1    3.54       477      49   10.16       202      42   20.85
                                   -------- -------  ------  -------- -------  ------  -------- -------  ------
   Total interest bearing
    liabilities................... $326,313 $13,066    4.00% $398,935 $19,401    4.86% $450,065 $18,558    4.12%
Demand and other noninterest
 bearing deposits.................   37,906                    44,038                    47,455
Other noninterest bearing
 liabilities......................    6,712                     7,463                     6,479
Stockholders' equity..............  100,610                    89,728                    81,672
                                   --------                  --------                  --------
   Total liabilities and
    stockholders' equity.......... $471,541                  $540,164                  $585,671
                                   ========                  ========                  ========
Net interest income...............          $23,458                   $24,841                   $26,632
Net interest spread...............                     4.56%                     4.12%                     4.33%
Net interest margin...............                     5.49%                     5.04%                     4.98%
Average interest earning assets to
 average interest bearing
 liabilities......................                   130.83%                   123.52%                   118.89%

   The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

                                                       Years Ended December 31,
                                         ----------------------------------------------------
                                           1999 Compared to 2000      2000 Compared to 2001
                                         Increase (Decrease) Due to Increase (Decrease) Due to
                                         -------------------------  -------------------------
                                         Volume    Rate     Total    Volume    Rate    Total
                                         -------  -------  -------  -------   -------  ------
Interest Earning Assets:
Loans................................... $ 7,713  $   910  $ 8,623  $ 4,523   $(2,921) $1,602
Mortgage backed securities..............     (49)       2      (47)     157       (36)    121
Investment securities and FHLB stock....    (140)     (58)    (198)    (929)      (58)   (987)
Interest earning deposits...............    (693)      33     (660)     447      (235)    212
                                         -------  -------  -------  -------   -------  ------
   Total interest income................ $ 6,831  $   887  $ 7,718  $ 4,198   $(3,250) $  948
                                         =======  =======  =======  =======   =======  ======
Interest bearing liabilities:
Certificates of deposit................. $(3,041) $(2,305) $(5,346) $(1,085)  $ 1,905  $  820
Savings accounts........................     196     (143)      53       50        36      86
Interest bearing demand and money market
  accounts..............................    (210)    (118)    (328)    (765)      934     169
                                         -------  -------  -------  -------   -------  ------
   Total interest bearing deposits......  (3,055)  (2,566)  (5,621)  (1,800)    2,875   1,075
FHLB advances...........................    (522)    (144)    (666)    (523)      284    (239)
Other borrowings........................     (16)     (32)     (48)      29       (22)      7
                                         -------  -------  -------  -------   -------  ------
   Total interest bearing liabilities... $(3,593) $(2,742) $(6,335) $(2,294)  $ 3,137  $  843
                                         =======  =======  =======  =======   =======  ======

Financial Condition

   Our total assets grew $36.1 million (6.3%) to $609.6 million at December 31, 2001 from $573.5 million at December 31, 2000. Deposits grew $54.8 million (11.9%) to $515.0 million at December 31, 2001 from $460.2 million at December 31, 2000. Total loans grew by $16.3 million (3.4%) to $498.7 million at December 31, 2001 from $482.4 million at December 31, 2000. The majority of the loan growth was in commercial loans as they grew to $263.1 million at December 31, 2001 from $234.2 million at December 31, 2000, an increase of $28.9 million (12.3%).

Results of Operations for the Years Ended December 31, 2001 and 2000

   Net Income. Our net income was $6.96 million or $0.86 per diluted share for the year ended December 31, 2001 compared to $5.97 million or $0.65 per diluted share for the previous year. The growth in income primarily resulted from a strong mortgage banking environment leading to increased loan sale gains, the success of Heritage Bank's Vision 2001 initiative, and our ability to maintain our net interest margin in a sharply declining interest rate environment. Average earning assets increased 42.3 million, ending the year at $535.1 million compared to the previous year end of $492.8 million. The average rate on average earning assets declined by 53 basis points. Average costing liabilities grew $51.1 million with cost of funds declining by 74 basis points over the prior year. The difference in growth between average earning assets and costing liabilities is the result of stock repurchases during the year.

   Net Interest Income. Net interest income increased $1.8 million (7.2%), for the year ended December 31, 2001 compared with the previous year. The growth in net interest income resulted primarily from maintaining the net interest margin in a sharply declining interest-rate environment. Average loans increased by $48.6 million (10.9%) with a decline in the average rate of 59 basis points. Average deposits increased $43.8 million (11.3%) with a more significant decline in the average rate of 74 basis points.

   Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2001 decreased to 4.98% from 5.04% for the previous year. Our net interest spread for the year ended December 31, 2001 increased to 4.33% from 4.12% for the prior year. This corresponded with the decrease in the average cost of funds to 4.12% for the year ended December 31, 2001 from 4.86% for the same period last year as well as the decrease in the average rate of interest earning assets to 8.45% for the year ended December 31, 2001 from 8.98% for the same period last year. The declining rate environment is a result of a weakening economy and an effort by the Federal Reserve to stimulate the economy.

   Provision for Loan Losses. During the year ended December 31, 2001, we provided $1.19 million through operations to maintain our allowance at an adequate level because of a weakening economy and the increase in our commercial loan portfolio. For the year ended December 31, 2001, we experienced net charge-offs of $505,000. The provision increased our allowance for loan loss as a percentage of total loans to 1.15% at December 31, 2001 from 1.05% at the end of 2000. While our loan portfolio, and in particular commercial loans, has grown substantially over the past several years, our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.49% at December 31, 2001.

   We consider the allowance for loan losses at December 31, 2001 to adequately cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses for further information about these factors.

   Noninterest Income. Total noninterest income increased $1.7 million (41.4%) for the year ended December 31, 2001 compared with the prior year. Mortgage banking income increased $985,000 as result of the declining interest rates and the large increase in refinancing of real estate loans. Total sales of mortgage loans increased by $61.9 million to $97.8 million for the year ended 2001 versus $35.9 million in 2000. Service charges on deposits increased $399,000 (25.1%) resulting from increased service charges and increased demand for deposit products. Other income increased $427,000 (28.8%) for 2001 as compared to 2000. This increase in other income was due to the $267,000 (42.5%) increase in Merchant Visa Income, which is a relatively new product line that continues to expand. Additionally, the increase in other income was attributable to the sale of Heritage Bank's ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a gain on sale of investment of $157,000.

   Noninterest Expense. Total noninterest expense increased $1.3 million (6.7%) for the year ended 2001 compared to the 2000 period. Personnel expenses increased a modest $188,000 (1.9%) despite the $407,000 increase in mortgage commissions. As a result of the Vision 2001 initiative, Heritage Bank experienced employee layoffs and restructured mortgage commission incentives. Therefore, personnel expenses did not increase during the year. Other expenses increased $956,000 (27.4%) due primarily to the costs associated with the Vision 2001 initiative of $589,000. We incurred Vision 2001 expenses during the first half of the year, which were primarily consulting fees paid to Alex Sheshunoff Management Services, L.P. Merchant Visa expenses also increased by $220,000 (43.2%), which was in line with the increase in Merchant Visa income.

Results of Operations for the Years Ended December 31, 2000 and 1999

   Net Income. Our net income was $5.97 million or $0.65 per diluted share for the year ended December 31, 2000 as compared to $5.36 million or $0.49 per diluted share for 1999. The growth in income primarily resulted from a $65.9 million growth in average earning assets for the year 2000 compared to 1999. Average costing liabilities grew $72.6 million contributing to a narrowing net interest margin. The difference in growth between average earning assets and costing liabilities is the result of stock repurchases during the year.

   Net Interest Income. Net interest income increased $1.4 million (5.9%), for the year ended December 31, 2000 compared with 1999, primarily as a result of the $84.7 million (23.5%) increase in the average balance of loans. Average interest earning assets grew $65.9 million (15.4%) as average short-term investments (primarily overnight deposits) decreased by $18.8 million (28.6%). The reduction of short-term investments was used along with the growth in average deposits of $62.8 million (19.3%) to fund loan growth and repurchase stock.

   Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2000 decreased to 5.04% from 5.49% for 1999. The decrease resulted from the strong growth in average deposits, particularly certificates of deposit which grew $60.8 million ($36.8%) but which have a higher cost. During 1998 and 1999 we were able to utilize our excess capital from the January 1998 proceeds of the conversion from mutual to stock ownership to reduce our reliance on higher costing sources of funds. With the stock repurchase beginning in the fourth quarter of 1999, we reduced our excess capital levels to the benefit of our return on average equity and earnings per share but at the expense of a greater reliance on costing liabilities. Our net interest spread for the year ended December 31, 2000 decreased to 4.12% from 4.56% for the prior year. This corresponded with the increase in the average cost of funds to 4.86% for the year ended December 31, 2000 from 4.00% for the same period last year. These rate shifts resulted from the increased demand for funds to support loan growth and the stock repurchase program.

   Provision for Loan Losses. During the year ended December 31, 2000, we provided $787,000 through operations to maintain our allowance for loan losses at an adequate level during a time of change in loan portfolio composition and loan growth. In the year ended December 31, 2000, we experienced net recoveries of $12,000. The provision increased our allowance for loan loss to total loan ratio to 1.05% at December 31, 2000 from 1.02% at the end of 1999. While our loan portfolio, and in particular commercial loans, has grown substantially over the past three years, our asset quality has remained strong as demonstrated by the nonperforming assets to total assets ratio of 0.28% at December 31, 2000. We did not include one credit for $899,000 in the year end totals that we now expect to foreclose on in the first quarter of 2001. This credit was classified as performing due to the strength of the underlying collateral. Had this credit been included with nonperforming assets the ratio to total assets would have been only 0.44%. Because commercial business lending generally involves greater risk than those associated with residential and commercial real estate lending, we have increased the portion of our general allowance for loan losses allocated to our commercial loans over the past four years.

   We consider the allowance for loan losses at December 31, 2000 to adequately cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations.

   Noninterest Income. Total noninterest income increased $152,000 (3.8%) for the year ended December 31, 2000 compared with the prior year. Increases in service charges on deposits offset the reduction in mortgage banking income. Service charges on deposits increased $212,000 (15.4%) resulting from increased service charges and demand for deposit products. Other income increased $289,000 (24.2%) for 2000 as compared to 1999. The decrease in mortgage banking income is attributable to the region wide reduction in the level of mortgage banking activity beginning the second quarter of 1999. Loan sale gains fell $395,000 (36.6%) to $684,000 for 2000 from $1,079,000 in 1999. This corresponds with a reduction of total mortgage production of $55.6 million during the year ended December 31, 2000, which was down from the prior year production of $78.2 million by $22.6 million (28.9%).

   Noninterest Expense. Total noninterest expense increased $550,000 (2.9%) for the year ended 2000 compared to the 1999 period. Increased personnel and occupancy costs were offset with reductions in all other categories. Personnel costs increased $488,000 (5.1%) for 2000 as a result of reduced salary deferrals resulting from lower loan production. Costs deferred in 2000 were $663,000 compared to $1,094,000 for 1999, a decrease of $431,000 (39.4%).
Occupancy costs increased $196,000 (6.8%) in 2000 resulting from increased maintenance and repair expenses the construction of a new branch to replace Heritage Bank's old Spanaway branch and the opening of a new branch in Ellensburg, Washington by Central Valley Bank. Other expenses decreased $78,000 (2.3%) for 2000 compared to 1999.

Liquidity and Capital Resources

   Our primary sources of funds are deposits, loan repayments, loan sales, interest earned on and proceeds from investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

   We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2001, cash and cash equivalents totaled $50.78 million, or 8.3% of total assets. At December 31, 2001, our banks maintained a credit facility with the FHLB of Seattle for $122 million (of which $8.0 million was outstanding at that date).

   To fund growth in 2001, our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available credit lines. Total deposits increased $54.8 million, or 11.9%, to $515.0 million at December 31, 2001 from $460.2 million at December 31, 2000. The largest increase in deposits occurred in savings accounts, which grew $33.7 million (61.5%) to $88.5 million at December 31, 2001 from $54.8 million at December 31, 2000. Borrowings decreased $16.1 million, primarily through FHLB advances, which decreased to $8.0 million at December 31, 2001 from $23.1 million at December 31, 2000. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

   We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2001, we, and our banks were classified as "well capitalized" institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. As more fully discussed in the General section of the Management's Discussion and Analysis of Financial Condition and Results of Operations, in 1999 we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company's outstanding shares. As of December 31, 2001, we have repurchased 3,573,380 shares of our stock representing 33% of the total outstanding as of March 31, 1999 at an average price of $9.13 reducing our capital levels by $32.6 million.

   Our capital levels will also be modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust ("KSOP"). The Employee Stock Ownership Plan ("ESOP") purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company's common stock. The loan to the ESOP will be repaid principally from the Bank's contributions to the ESOP. The Bank's contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2001, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 97,718 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,166,000 at December 31, 2001.

Asset/Liability Management

   Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: selling most long term, fixed rate, one- to four-family residential mortgage loan originations; originating commercial loans and residential construction loans at variable interest rates for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce interest sensitivity and risk.

   Our asset and liability management strategies have resulted in a positive 3-month "gap" of 14.68% and a positive one year "gap" of 6.85% as of December 31, 2001. These "gaps" measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and one year) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

   The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2001 based upon estimates of expected mortgage prepayment rates and deposit reduction rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

                                                     Estimated Maturity or Repricing Within
                                           ----------------------------------------------------------
                                             0-3       4-12      1-5       5-15    More than
                                            months    months    years      years   15 years   Total
                                           --------  --------  --------   -------  --------- --------
                                                             (Dollars in thousands)
Interest Earnings Assets:
Loans..................................... $149,161  $108,793  $138,476   $77,525   $24,750  $498,705
Investment securities.....................   10,072     1,807    13,501     3,122     1,680    30,182
FHLB stock................................    2,911        --        --        --        --     2,911
Fed funds sold............................    5,000        --        --        --        --     5,000
Interest earning deposits.................   20,437        --        --        --        --    20,437
                                           --------  --------  --------   -------   -------  --------
    Total interest earning assets......... $187,581  $110,600  $151,977   $80,647   $26,430  $557,235
                                           ========  ========  ========   =======   =======  ========
Interest Bearing Liabilities:
Total interest bearing deposits...........  105,804   146,216   206,823        --        --   458,843
FHLB advances and other borrowings........       --     8,000        --        --        --     8,000
                                           --------  --------  --------   -------   -------  --------
    Total interest bearing liabilities.... $105,804  $154,216  $206,823   $    --   $    --  $466,843
                                           ========  ========  ========   =======   =======  ========
Rate sensitivity gap...................... $ 81,777  $(43,616) $(54,846)  $80,647   $26,430  $ 90,392
Cumulative rate sensitivity gap:
Amount....................................   81,777    38,161   (16,685)   63,962    90,392
As a percentage of interest earning assets    14.68%     6.85%    (2.99)%   11.48%    16.22%
                                           ========  ========  ========   =======   =======

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on some types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, some assets, such as adjustable rate mortgages, have features, which restrict changes in the interest rates of those assets both on a short-term basis and over the lives of such assets. Further, if a change in market interest rates occurs, prepayment, and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable rate debt may decrease if market interest rates increase substantially.

Impact of Inflation and Changing Prices

   Inflation affects our operations by increasing operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Recent Financial Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. In May 1999, the FASB delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000, with interim reporting required. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of SFAS No. 133, which makes minor modifications to SFAS No. 133. This statement was adopted January 1, 2001 and did not have a material effect on the results of our operations or financial position.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We adopted SFAS No. 140 and it did not have a material impact on our consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. Nonamortized goodwill in the amount of $6,640 is subject to the transition provisions of SFAS Nos. 141 and 142.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Management does not expect the adoption of this statement to have a material impact on the results of our operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or distribution to owners) or is classified as held for sale. This statement was adopted January 1, 2002 and did not have a material effect on the results of our operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see "Asset/Liability Management" under Management's Discussion and Analysis of Financial Condition and Results of Operation.

   Neither we, nor our banks, maintain a trading account for any class of financial instrument, nor do we or they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor our banks, are subject to foreign currency exchange rate risk or commodity price risk.

   The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

                                                          By Expected Maturity Date
                                      -----------------------------------------------------------------
                                                           Year Ended December 31,
                                      -----------------------------------------------------------------
                                                                   2005-     After              Fair
                                        2002     2003     2004     2006      2007      Total    Value
                                      --------  -------  -------  --------  --------  -------- --------
                                                           (Dollars in thousands)
Investment Securities
  Amounts maturing:
    Fixed rate....................... $  1,346  $ 2,198  $ 4,098  $ 13,621  $  8,887  $ 30,150
    Weighted average interest rate...     6.20%    3.90%    5.35%     4.82%     6.66%
    Adjustable Rate..................       31       --       --        --        --        31
    Weighted average interest rate...     6.22%      --       --        --        --
                                      --------  -------  -------  --------  --------  -------- --------
       Totals........................    1,377    2,198    4,098    13,621     8,887  $ 30,181 $ 30,363

Loans
  Amounts maturing:
   Fixed rate........................ $ 62,232  $20,859  $ 9,678  $ 35,366  $148,067  $276,202
   Weighted average interest rate....     7.49%    8.64%    8.16%     8.24%     7.94%
   Adjustable rate...................  104,754    4,102   15,845    87,459    10,343   222,503
   Weighted average interest rate....     6.96%    8.15%    8.05%     8.05%     7.53%
                                      --------  -------  -------  --------  --------  -------- --------
       Totals........................ $166,986  $24,961  $25,523  $122,825  $158,410  $498,705 $502,946

Certificates of Deposit
  Amounts maturing:
   Fixed rate........................ $215,886  $20,070  $ 2,349  $    320  $     --  $247,001 $240,137
   Weighted average interest rate....     3.66%    2.69%    4.21%     4.87%       --

FHLB Advances
  Amounts maturing:
   Fixed rate........................ $  8,000  $    --  $    --  $     --  $     --  $  8,000 $  8,000
   Weighted average interest rate....     5.01%      --       --        --        --

   The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The long-term effects of the September 11, 2001 attacks on our business and revenues are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and revenues in the short or long-term in ways that can not presently be predicted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   For financial statements, see Index to Consolidated Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning directors of the registrant is incorporated by reference to the section entitled "Election of Directors" of our definitive Proxy Statement dated March 22, 2002 ("Proxy Statement") for the annual meeting of shareholders to be held April 25, 2002.

   The required information with respect to our executive officers is incorporated by reference to the section entitled "Executive Officers" of the Proxy Statement.

   The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

   For information concerning executive compensation see "Executive Compensation" of the Proxy Statement, which is incorporated as part of this document by reference. Neither the Report of the Personnel and Compensation Committee nor the Stock Performance Graph, both of which are contained in the Proxy Statement, are incorporated as part of this document by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   For information concerning security ownership of certain beneficial owners and management, see "Security Ownership of Management" of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" of the Proxy Statement, which is incorporated as part of this document by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The consolidated financial statements are contained as listed on the "Index to Consolidated Financial Statements" on page F-1.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

     (3) Exhibits

Exhibit
  No.
-------
 3.1    Articles of Incorporation(1)

 3.2    Bylaws of the Company(1)

10.1    1998 Stock Option and Restricted Stock Award Plan(2)

10.5    Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)

10.6    1997 Stock Option and Restricted Stock Award Plan(3)

10.7    Employment Agreement between the Company and Michael Broadhead, effective September 28,
          1998(4)

10.8    Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001.

10.9    Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001.

21.0    Subsidiaries of the Company

23.0    Consent of KPMG LLP

24.0    Power of Attorney dated March 19, 2002

     ---
    (1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

    (2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

    (3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

    (4) Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

   (b) Reports on Form 8-K. The Company filed three reports on Form 8-K during 2001 as follows:

     (1) April 26, 2001 Form 8-K announcing that the board of Heritage Financial Corporation authorized the repurchase of an additional 10% of its outstanding stock.

     (2) May 14, 2001 Form 8-K announcing that Heritage Financial Corporation completed the third round of share repurchases and commences the fourth stock repurchase program.

     (3) May 17, 2001 Form 8-K announcing a correction to the Form 8-K filed on May 14, 2001 in regards to the inception date of repurchasing shares from October 1999 to April 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          HERITAGE FINANCIAL CORPORATION

                                          Principal Executive Officer:

                                          /S/  DONALD V. RHODES
                                         --------------------------------------
                                          Donald V. Rhodes
                                          Chairman, President and Chief
                                            Executive Officer

                                          Principal Financial Officer:

                                          /S/  EDWARD D. CAMERON
                                         --------------------------------------
                                          Edward D. Cameron
                                          Vice President and Treasurer
Dated: March 20, 2002

   Donald V. Rhodes, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 20, 2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

              Lynn M. Brunton   Brian Charneski   Jeffrey S. Lyon
              Daryl D. Jensen   H. Edward Odegard
              James P. Senna    Peter Fluetsch
              Philip S. Weigand Melvin R. Lewis

                                          /S/  DONALD V. RHODES
                                         --------------------------------------
                                          Donald V. Rhodes
                                          Attorney in fact
                                          March 19, 2002

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 2000, and 2001


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Independent Auditors' Report........................................................... F-2

Consolidated Statements of Financial Condition--December 31, 2000 and December 31, 2001 F-3

Consolidated Statements of Income--Years ended December 31, 1999, 2000, and 2001....... F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years ended
  December 31, 1999, 2000, and 2001.................................................... F-5

Consolidated Statements of Cash Flows--Years ended December 31, 1999, 2000, and 2001... F-6

Notes to Consolidated Financial Statements............................................. F-7

                         Independent Auditors' Report


The Board of Directors
Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KMPG LLP
Seattle, Washington
February 8, 2002

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                          December 31, 2000 and 2001

                            (Dollars in thousands)


                                                                                  2000      2001
                                                                                --------  --------
                                    ASSETS
Cash on hand and in banks...................................................... $ 20,187  $ 24,465
Interest earning deposits......................................................    1,278    21,311
Federal funds sold.............................................................       --     5,000
Investment securities available for sale.......................................   33,693    26,479
Investment securities held to maturity.........................................    5,076     3,703
Loans held for sale............................................................    1,931     6,275
Loans receivable...............................................................  480,504   492,430
Less: Allowance for loan losses................................................   (5,063)   (5,751)
                                                                                --------  --------
   Loans receivable, net.......................................................  475,441   486,679
Real Estate Owned..............................................................       --     1,269
Premises and equipment, at cost, net...........................................   19,510    18,984
Federal Home Loan Bank and Federal Reserve stock, at cost......................    2,725     2,911
Accrued interest receivable....................................................    3,693     3,196
Prepaid expenses and other assets..............................................    2,779     2,731
Goodwill.......................................................................    7,217     6,640
                                                                                --------  --------
                                                                                $573,530  $609,643
                                                                                ========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................................... $460,234  $515,080
Advances from Federal Home Loan Bank...........................................   23,125     8,000
Other borrowings...............................................................    1,000        --
Advance payments by borrowers for taxes and insurance..........................      363        49
Accrued expenses and other liabilities.........................................    5,037     7,390
Deferred Federal income taxes, net.............................................      766       596
                                                                                --------  --------
                                                                                 490,525   531,115
                                                                                --------  --------
Stockholders' equity:
   Common stock, no par, 15,000,000 shares authorized; 8,222,988 and 7,534,232
     shares outstanding at December 31, 2000 and 2001, respectively............   54,080    45,686
   Unearned compensation--ESOP and Other.......................................   (1,074)     (975)
   Retained earnings, substantially restricted.................................   30,000    33,775
   Accumulated other comprehensive income, net.................................       (1)       42
                                                                                --------  --------
       Total stockholders' equity..............................................   83,005    78,528
   Commitments and Contingencies...............................................       --        --
                                                                                --------  --------
                                                                                $573,530  $609,643
                                                                                ========  ========

         See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             For the years ended December 31, 1999, 2000 and 2001

               (Dollars in thousands, except per share amounts)


                                                                         1999        2000       2001
                                                                      ----------- ---------- ----------
Interest income:
   Loans............................................................. $    32,886 $   41,510 $   43,111
   Mortgage backed securities........................................         227        180        301
   Investment securities and Federal Home Loan Bank dividends........       2,591      2,393      1,406
   Interest on federal funds sold and overnight deposits.............         820        159        372
                                                                      ----------- ---------- ----------
       Total interest income.........................................      36,524     44,242     45,190
                                                                      ----------- ---------- ----------
Interest expense:
   Deposits..........................................................      13,008     18,630     17,555
   Other borrowings..................................................          58        771      1,003
                                                                      ----------- ---------- ----------
       Total interest expense........................................      13,066     19,401     18,558
                                                                      ----------- ---------- ----------
          Net interest income........................................      23,458     24,841     26,632
Provision for loan losses............................................         408        787      1,193
                                                                      ----------- ---------- ----------
          Net interest income after provision for loan losses........      23,050     24,054     25,439
                                                                      ----------- ---------- ----------
Noninterest income:
   Gains on sales of loans, net......................................       1,079        684      1,669
   Commissions on sales of annuities and securities..................         184        196         92
   Services charges on deposits......................................       1,378      1,590      1,989
   Rental income.....................................................         205        239        267
   Other income......................................................       1,192      1,481      1,908
                                                                      ----------- ---------- ----------
       Total noninterest income......................................       4,038      4,190      5,925
                                                                      ----------- ---------- ----------
Noninterest expense:
   Salaries and employee benefits....................................       9,616     10,105     10,293
   Building occupancy................................................       2,870      3,066      3,346
   FDIC premiums and special assessment..............................         155         85         90
   Data processing...................................................       1,226      1,195      1,048
   Marketing.........................................................         450        401        392
   Office supplies and printing......................................         473        410        438
   Goodwill amortization.............................................         577        577        577
   Other.............................................................       3,406      3,484      4,440
                                                                      ----------- ---------- ----------
       Total noninterest expense.....................................      18,773     19,323     20,624
                                                                      ----------- ---------- ----------
          Income before Federal income tax expense...................       8,315      8,921     10,740
Federal income tax expense...........................................       2,958      2,947      3,778
                                                                      ----------- ---------- ----------
          Net income................................................. $     5,357 $    5,974 $    6,962
                                                                      =========== ========== ==========
Basic earnings per common share...................................... $      0.50 $     0.66 $     0.87
Basic weighted average shares........................................  10,763,066  9,098,604  7,964,521
Diluted earnings per common share.................................... $      0.49 $     0.65 $     0.86
Diluted weighted average shares......................................  10,935,397  9,238,888  8,135,341

         See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

             For the years ended December 31, 1999, 2000 and 2001

                       (Dollars and shares in thousands)


                                                                                    Unrealized
                                                                                     gain on
                                        Number of              Unearned             securities Total stock-
                                         common    Common   compensation-- Retained available    holders'
                                         shares    stock         ESOP      earnings  for sale     equity
                                        --------- --------  -------------- -------- ---------- ------------
Balance at December 31, 1998...........  10,845   $ 77,476     $(1,242)    $24,199    $ 126      $100,559
Earned ESOP shares.....................       9        (13)         88          --       --            75
Exercise of stock options..............      92        252          --          19       --           271
Stock repurchased......................    (921)    (7,878)         --          --       --        (7,878)
Net income.............................      --         --          --       5,357       --         5,357
Net increase in unrealized gain on
  securities available for sale, net of
  taxes................................      --         --          --          --     (471)         (471)
Cash dividends declared................      --         --          --      (2,649)      --        (2,649)
                                         ------   --------     -------     -------    -----      --------

Balance at December 31, 1999...........  10,025   $ 69,837      (1,154)     26,926     (345)       95,264
Earned ESOP shares.....................       9         (5)         80          --       --            75
Exercise of stock options..............      41        200          --          --       --           200
Stock repurchased......................  (1,852)   (15,952)         --          --       --       (15,952)
Net income.............................      --         --          --       5,974       --         5,974
Net increase in unrealized gain on
  securities available for sale, net of
  taxes................................      --         --          --          --      344           344
Cash dividends declared................      --         --          --      (2,900)      --        (2,900)
                                         ------   --------     -------     -------    -----      --------

Balance at December 31, 2000...........   8,223   $ 54,080      (1,074)     30,000       (1)       83,005
Earned ESOP shares.....................       9          5          99          --       --           104
Exercise of stock options..............     102        411          --          --       --           411
Stock repurchased......................    (800)    (8,810)         --          --       --        (8,810)
Net income.............................      --         --          --       6,962       --         6,962
Net increase in unrealized gain on
  securities available for sale, net of
  taxes................................      --         --          --          --       43            43
Cash dividends declared................      --         --          --      (3,187)      --        (3,187)
                                         ------   --------     -------     -------    -----      --------
Balance at December 31, 2001...........   7,534   $ 45,686     $  (975)    $33,775    $  42      $ 78,528
                                         ======   ========     =======     =======    =====      ========

                                 Comprehensive Income                                   1999    2000   2001
                                 --------------------                                  ------  ------ ------
Net income............................................................................ $5,357  $5,974 $6,962
Increase (decrease) in unrealized gain on securities available for sale, net of tax of
  $(243), 179 and 22..................................................................   (471)    344     43
                                                                                       ------  ------ ------
Comprehensive income.................................................................. $4,886  $6,318 $7,005
                                                                                       ======  ====== ======

         See accompanying notes to consolidated financial statements.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 1999, 2000 and 2001

                            (Dollars in thousands)


                                                                                       1999      2000      2001
                                                                                     --------  --------  --------
Cash flows from operating activities:
  Net income........................................................................ $  5,357  $  5,974  $  6,962
  Adjustments to reconcile net income to net cash provided by operating activities, net of effect of acquisition:
   Depreciation and amortization....................................................    2,267     2,256     2,303
   Gain on sale of investment securities available for sale.........................       --        --       (41)
   Gain on sale of other investments................................................       --        --      (157)
   Deferred loan fees, net of amortization..........................................     (193)      (71)       28
   Provision for loan losses........................................................      408       787     1,193
   Net decrease (increase) in loans held for sale...................................    7,029    (1,342)   (4,344)
   Deferred Federal income tax expense (benefit)....................................      (53)     (271)     (192)
   Federal Home Loan Bank stock dividends and Federal Reserve Stock.................     (156)     (153)     (186)
   Recognition of compensation related to ESOP......................................       75        75       104
   Net change in accrued interest receivable, prepaid expenses and other assets,
     and accrued expenses and other liabilities.....................................      444    (2,670)    2,889
                                                                                     --------  --------  --------
      Net cash provided by operating activities.....................................   15,178     4,585     8,559
                                                                                     --------  --------  --------
Cash flows from investing activities, net of effect of acquisition:
  Loans originated, net of principal payments and loan sales........................  (97,747)  (63,248)  (13,728)
  Maturities of investment securities available for sale............................    8,860     3,329    48,649
  Sales of investment securities available for sale.................................       --        --     6,041
  Maturities of investment securities held to maturity..............................   10,005     1,093     1,679
  Purchase of investment securities held to maturity................................     (265)       --      (325)
  Purchase of investment securities available for sale..............................  (14,258)     (476)  (47,370)
  Proceeds from sale of other investments...........................................       --        --       157
  Purchase of premises and equipment................................................   (2,441)   (2,319)   (1,181)
                                                                                     --------  --------  --------
      Net cash used in investing activities.........................................  (95,846)  (61,621)   (6,078)
                                                                                     --------  --------  --------
Cash flows from financing activities, net of effect of acquisition:
  Net increase in deposits..........................................................   37,964    55,166    54,846
  Net increase (decrease) in FHLB advances..........................................    2,113    20,325   (15,125)
  Net increase (decrease) in other borrowed funds...................................       (9)      992    (1,000)
  Net (decrease) in advance payments by borrowers for taxes and insurance...........     (101)      (12)     (314)
  Cash dividends paid...............................................................   (2,438)   (2,863)   (3,178)
  Exercise of stock options.........................................................      271       200       411
  HFC Stock repurchased.............................................................   (7,435)  (15,952)   (8,810)
                                                                                     --------  --------  --------
      Net cash provided by financing activities.....................................   30,365    57,856    26,830
                                                                                     --------  --------  --------
      Net increase (decrease) in cash and cash equivalents..........................  (50,303)      820    29,311
Cash and cash equivalents at beginning of year......................................   70,948    20,645    21,465
Cash and cash equivalents at end of year............................................ $ 20,645  $ 21,465  $ 50,776
                                                                                     ========  ========  ========
Supplemental disclosures of cash flow information:
  Cash payments for:
   Interest expense................................................................. $ 12,692  $ 19,159  $ 19,161
   Federal income taxes.............................................................    2,883     3,492     2,962
Supplemental disclosure of noncash investing activities:
  Mortgage loans transferred to real estate owned................................... $     --  $     --  $  1,269

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

  (b) Basis of Presentation

   The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate owned. Actual results could differ from these estimates.

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

  (c) Cash and Cash Equivalents

   For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest bearing deposits, and federal funds sold.

   The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2000 and 2001 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  (d) Investment Securities

   The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

   Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the straight-line method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported in other comprehensive income. Realized gains and losses on sale are computed on the specific identification method.

  (e) Loans Receivable and Loans Held for Sale

   Loans are generally recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and deferred fees or any costs on originated loans. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

   The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Credit card loans and other personal loans are typically charged-off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is doubtful.

   All interest accrued but not collected on loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

   Discounts and premiums on purchased loans are amortized using the effective interest method over the remaining contractual lives, adjusted for actual prepayments. Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are included in income.

  (f) Loan Fees

   Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

  (g) Allowance for Loan Losses

   The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


   The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

  (h) Impaired Loans

   A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amounts of the shortfall in relation to the principal and interest owned. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

   Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

  (j) Real Estate Owned

   Real estate acquired by the Bank in satisfaction of debt is held for sale and recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value less estimated costs to sell.

  (k) Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

estimated useful lives used to compute depreciation and amortization for buildings and building improvements, is 30 to 40 years; and for furniture, fixtures and equipment, 3 to 10 years.

  (l) Goodwill

   Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and was being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill amounted to $1,443 and $2,020 as of December 31, 2000 and 2001, respectively. As a result of the new accounting standards SFAS No. 141--Business Combinations and SFAS No. 142--Goodwill and Other Intangibles, effective January 1, 2002 goodwill will no longer be amortized. Instead, goodwill is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its fair value. The Company does not expect to have impairment of goodwill.

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

  (o) Stock Based Compensation

   The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As none of the Company's stock options have any intrinsic value at grant date, no compensation cost has been recognized for its stock option plan activity.

  (p) Recent Financial Accounting Pronouncements

   In September 2000, The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and replaced SFAS No. 125 of

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We adopted SFAS Statement No. 140 and it did not have a material impact on our consolidated financial statements.

   In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. Nonamortized goodwill in the amount of $6,640 is subject to the transition provisions of SFAS 141 and 142.

   In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. Management does not expect this Statement to materially effect the results of operations or the financial position of the Company.

   In August 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement was adopted January 1, 2002 and did not have a material effect on the results of operations or the financial position of the Company.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

(2)  Loans Receivable and Loans Held for Sale

   Loans receivable and loans held for sale at December 31, 2000 and 2001 consist of the following:

                                                                   2000     2001
                                                                 --------  -------
Commercial loans................................................ $234,166  263,063

Real estate mortgages:
   One to four family residential...............................  107,501   91,189
   Five or more family residential and commercial real estate...  109,560  107,450
                                                                 --------  -------
       Total real estate mortgage...............................  217,061  198,639

Real estate construction:
   One to four family residential...............................   27,412   32,494
   Five or more family residential and commercial real estate...       --       83
                                                                 --------  -------
       Total real estate construction...........................   27,412   32,577
Consumer........................................................    5,466    5,794
                                                                 --------  -------
       Subtotal.................................................  484,105  500,073

Unamortized yield adjustments...................................   (1,670)  (1,368)
                                                                 --------  -------
          Total loans receivable and loans held for sale........ $482,435  498,705
                                                                 ========  =======

   As of December 31, 2000 and 2001, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $1,207 and $3,299, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility.

   Accrued interest on loans receivable amounted to $3,276 and $2,923 as of December 31, 2000 and 2001, respectively. The weighted average interest rate on loans was 9.0% and 7.8% for December 31, 2000 and 2001, respectively. The Company had $1,607 and $1,962 of impaired loans, which were nonaccruing as of December 31, 2000 and 2001, respectively. The annual average balance of impaired loans for the years ended December 31, 2000 and 2001 were $1,820 and $1,655, respectively. The allowance for loan losses specifically allocated to impaired loans at December 31, 2000 and 2001 totaled $241 and $345, respectively. Interest recognized on impaired loans for the years ended
December 31, 2000 and 2001 totaled $23 and $26, respectively. Interest on nonaccrual loans foregone was $60, $130, and $173 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company has no commitments to extend additional credit on loans that are nonaccrual or impaired at December 31, 2001.

   Details of certain mortgage banking activities at December 31, 2000 and 2001 are as follows:

                                                                                   2000   2001
                                                                                  ------ ------
Loans held for sale at lower of cost or market................................... $1,931  6,275
Loans serviced for others........................................................  7,883  6,349
Commitments to sell mortgage loans...............................................  2,831 10,465
Commitments to fund mortgage loans (at interest rates approximating market rates)
   Fixed rate....................................................................  4,241  6,747
   Variable or adjustable rate...................................................     --    412

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

   Servicing fee income from mortgage loans serviced for others amounted to $34, $27 and $22 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

   As of December 31, 2001, the Company had commitments of $56.0 million in other commercial lines of credit, $19.3 million in real estate commitments (both construction and lines of credit), and $12.1 million in other commitments (including consumer credit lines and letters of credit).

(3)  Allowance for Loan Losses

   Activity in the allowance for loan losses is summarized as follows for the years ended December 31,:

                                              1999   2000   2001
                                             ------  -----  -----
              Balance at beginning of period $3,957  4,264  5,063
                 Provision..................    408    787  1,193
                 Recoveries.................    146     52      2
                 Charge offs................   (247)   (40)  (507)
                                             ------  -----  -----
              Balance at end of period...... $4,264  5,063  5,751
                                             ======  =====  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

(4)  Investment Securities Available For Sale

   The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

                                                     Gross      Gross
                                         Amortized unrealized unrealized Fair
                                           cost      gains      losses   value
                                         --------- ---------- ---------- ------
 December 31, 1999
 U.S. Government and its agencies.......  $33,192      --        (669)   32,523
 Mortgage backed and related securities:
    Collateralized mortgage obligations.    1,611      --         (28)    1,583
    Other...............................    1,100     184          (8)    1,276
 Corporate notes........................    1,000       1          (5)      996
                                          -------     ---        ----    ------
        Totals..........................  $36,903     185        (710)   36,378
                                          =======     ===        ====    ======

 December 31, 2000
 U.S. Government and its agencies.......  $30,796      19        (126)   30,689
 Mortgage backed and related securities:
    Collateralized mortgage obligations.    1,377      --         (19)    1,358
    Other...............................    1,022     127          (4)    1,145
 Corporate notes........................      500       1          --       501
                                          -------     ---        ----    ------
        Totals..........................  $33,695     147        (149)   33,693
                                          =======     ===        ====    ======

 December 31, 2001
 U.S. Government and its agencies.......  $19,317      95        (115)   19,297
 Mortgage backed and related securities:
    Collateralized mortgage obligations.    2,159       9         (37)    2,131
    Other...............................    4,941     140         (30)    5,051
                                          -------     ---        ----    ------
        Totals..........................  $26,417     244        (182)   26,479
                                          =======     ===        ====    ======

   The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2001 are shown below:

                                                   Amortized Fair
                                                     cost    value
                                                   --------- ------
            Due in one year or less...............  $   775     921
            Due after one year through three years    5,570   5,592
            Due after three through five years....   12,997  12,937
            Due after five years through ten years      498     491
            Due after ten years...................    6,577   6,538
                                                    -------  ------
            Totals................................  $26,417  26,479
                                                    =======  ======

   There were no sales of investment securities available for sale during the years ended December 31, 1999, and 2000. During the year ended December 31, 2001 there were sales of investment securities available for sale resulting in a $41 gain.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

   Accrued interest on investment securities available for sale amounted to $385, $380 and $231 as of December 31, 1999, 2000 and 2001, respectively.

   At December 31, 1999, 2000 and 2001, investment securities available for sale with fair values of $14,608, $18,859 and $9,989, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

   We had no securities available for trading at December 31, 1999, 2000 or 2001.

(5)  Investment Securities Held to Maturity

   The amortized cost and fair values of investment securities held to maturity are as follows:

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Fair
                                        Cost      Gains      Losses   value
                                      --------- ---------- ---------- -----
     December 31, 1999
     U.S. Government and its agencies  $1,200       --         (6)    1,194
     Mortgage backed securities:
        FNMA certificates............     433       15         (1)      447
        FHLMC certificates...........     544       15         --       559
        GNMA certificates............   1,422       65         --     1,487
     Municipal bonds.................   2,566        4        (38)    2,532
                                       ------      ---        ---     -----
                                       $6,165       99        (45)    6,219
                                       ======      ===        ===     =====
     December 31, 2000
     U.S. Government and its agencies  $  900       --         (1)      899
     Mortgage backed securities:
        FNMA certificates............     318        9         --       327
        FHLMC certificates...........     437       13         --       450
        GNMA certificates............   1,211       68         --     1,279
     Municipal bonds.................   2,210       14         (5)    2,219
                                       ------      ---        ---     -----
                                       $5,076      104         (6)    5,174
                                       ======      ===        ===     =====
     December 31, 2001
     U.S. Government and its agencies  $   --       --         --        --
     Mortgage backed securities:
        FNMA certificates............     232       15         --       247
        FHLMC certificates...........     350       21         --       371
        GNMA certificates............     976       85         --     1,061
     Municipal bonds.................   2,145       60         --     2,205
                                       ------      ---        ---     -----
                                       $3,703      181         --     3,884
                                       ======      ===        ===     =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

   The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2001 are shown below:

                                                     Amortized Fair
                                                       cost    value
                                                     --------- -----
            Due in one year or less.................  $  425     432
            Due after one year through three years..     704     730
            Due after three years through five years     684     706
            Due after five years through ten years..     577     598
            Due after ten years.....................   1,313   1,418
                                                      ------   -----
            Totals..................................  $3,703   3,884
                                                      ======   =====

   There were no sales of investment securities held to maturity during the years ended December 31, 1999, 2000 and 2001.

   Accrued interest on investment securities held to maturity amounted to $33, $34 and $23 as of December 31, 1999, 2000 and 2001, respectively.

   At December 31, 1999, 2000 and 2001, investment securities held to maturity with amortized cost values of $700, $820 and $5,157, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)  Premises and Equipment

   A summary of premises and equipment at December 31, 2000 and 2001 follows:

                                                    2000    2001
                                                   ------- ------
               Land............................... $ 4,519  4,548
               Buildings and building improvements  16,628 16,437
               Furniture, fixtures and equipment..  11,207 12,629
                                                   ------- ------
                                                    32,354 33,614
               Less accumulated depreciation......  12,844 14,630
                                                   ------- ------
                                                   $19,510 18,984
                                                   ======= ======

(7)  Deposits

   Deposits at December 31, 2000 and 2001 consist of the following:

                                            2000             2001
                                      ---------------  ---------------
                                       Amount  Percent  Amount  Percent
                                      -------- ------- -------- -------
         Non interest demand deposits $ 51,298   11.1% $ 54,157   10.5%
         NOW accounts................   47,315   10.3    65,232   12.7
         Money market accounts.......   59,790   13.0    68,523   13.3
         Savings accounts............   54,830   11.9    88,543   17.2
         Certificate accounts........  247,001   53.7   238,625   46.3
                                      --------  -----  --------  -----
                                      $460,234  100.0% $515,080  100.0%
                                      ========  =====  ========  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

   The combined weighted average interest rate of deposits was 4.46% and 2.42% at December 31, 2000 and 2001, respectively. Accrued interest payable on deposits was $890 and $319 at December 31, 2000 and 2001, respectively. Interest expense, by category, for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                         1999    2000   2001
                                        ------- ------ ------
                  NOW accounts......... $   767    990  1,045
                  Money market accounts   2,872  2,972  2,888
                  Savings accounts.....   1,098  1,050    825
                  Certificate accounts.   8,271 13,618 12,797
                                        ------- ------ ------
                                        $13,008 18,630 17,555
                                        ======= ====== ======

   At December 31, 2001, the scheduled maturities of certificates of deposit are as follows:

                     Within one year............. $215,886
                     Between one and two years...   20,070
                     Between two and three years.    2,349
                     Between three and four years      233
                     Between four and five years.       87
                                                  --------
                                                  $238,625
                                                  ========

   Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $96,069 and $97,054 at December 31, 2000 and 2001, respectively.

(8)  FHLB Advances and Stock

   The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. As members, Heritage Bank and Central Valley Bank are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20.0% of assets for Heritage Bank and 10% of assets for Central Valley Bank. At December 31, 2001, the Banks maintained a credit facility with the FHLB of Seattle for $122 million (of which $8.0 million was outstanding at that date).

   The Company is required to maintain an investment in the stock of FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 2001, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.8 million. Purchases and sales of stock are made directly with the FHLB at par value.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

   A summary of FHLB Advances is summarized as follows:

                                                  1999    2000     2001
                                                 ------  -------  -------
     Balance at period end...................... $2,800  $23,125  $ 8,000
     Average balance............................    958   10,451   17,924
     Maximum amount outstanding at any month end  3,300   23,125   33,300
     Average interest rate:
        During the period.......................   5.90%    6.58%    5.33%
        At period end...........................   5.70%    6.81%    5.01%

   At December 31, 2000 the Company had overnight advances of $7,125 at 6.81% from FHLB. At December 31, 2001 the Company did not have any overnight advances from the FHLB.

   FHLB advances other than overnight advances require interest only payments monthly, principal due at maturity and are summarized as follows at December 31,:

                                                             2000   2001
                                                            ------ ------
      Note payable, interest at 6.52% due January 19, 2001. $5,000     --
      Note payable, interest at 6.40% due January 24, 2001.  5,000     --
      Note payable, interest at 6.45% due March 21, 2001...  1,000     --
      Note payable, interest at 5.88% due December 24, 2001  5,000     --
      Note payable, interest at 5.22% due January 18, 2002.     -- $2,000
      Note payable, interest at 5.16% due February 12, 2002     --  2,000
      Note payable, interest at 4.92% due March 1, 2002....     --  2,000
      Note payable, interest at 4.75% due March 15, 2002...     --  2,000

   Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2001 the Company was required to maintain $166,137 in collateral to meet the collateral requirements of FHLB.

   The Heritage Bank and Central Valley Bank may borrow from the FHLB in amounts up to 20% and 10% of their total assets, respectively.

(9)  Federal Funds Purchased

   The maximum and average outstanding balances and average interest rates on federal funds purchased are summarized as follows:

                                                1999    2000   2001
                                                -----  ------  -----
           Maximum outstanding at any month-end $  --  $1,300  $ 175
           Average outstanding.................    20     501     82
           Weighted average interest rate:
              For the period...................  5.41%   6.84%  6.52%
              End of period....................    --    7.13%    --

   Central Valley Bank maintains a federal funds line with Key Bank for $3,700. This line is renewed annually, and currently matures July 1, 2002. As of December 31, 2001 there were no overnight federal funds purchased.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

(10)  Key Bank Line of Credit

   At the holding company level we maintain a line of credit for $5 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments retained from proceeds of the conversion. This line is renewed annually, and currently matures in March 2002. The line has an annual commitment fee of $25,000 and if required levels of borrowings are not maintained then a $12,500 fee is due in March 2002. The minimum borrowings were not maintained during 2001 and therefore this fee will be required to be paid. There were no outstanding balances with the Key Bank line of credit as of December 31, 2000 or 2001.

   The holding company maintains a line of credit with Key Bank for short-term corporate funding needs. The usage on the Key Bank line of credit is summarized as follows:

                                                      1999  2000   2001
                                                      ---- ------  -----
      Balance at period end.......................... $ -- $   --  $  --
      Average balance during the period. . . . ......   --    380    118
      Maximum amount outstanding at any month end . .   --  2,043    168
      Average interest rate:
         During the period...........................   --   9.86%  7.12%
         At period end...............................   --   9.50%  4.75%

(11)  Federal Income Taxes

   Federal income tax expense (benefit) consists of the following for the years ended December 31,:

                                   1999   2000   2001
                                  ------  -----  -----
                         Current. $3,011  3,218  3,970
                         Deferred    (53)  (271)  (192)
                                  ------  -----  -----
                                  $2,958  2,947  3,778
                                  ======  =====  =====

   Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% and 35% for income in excess of $10 million for the years ended December 31,:

                                                     1999   2000   2001
                                                    ------  -----  -----
       Income tax expense at Federal statutory rate $2,827  3,033  3,652
       Goodwill....................................    199    196    196
       Other, net..................................    (68)  (282)   (70)
                                                    ------  -----  -----
                                                    $2,958  2,947  3,778
                                                    ======  =====  =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


   The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases for the years ended December 31,:

                                                         2000     2001
                                                        -------  ------
        Deferred tax assets:
           Allowance for loan losses................... $(1,224) (1,604)
           Management bonus............................     (68)    (56)
           Vacation benefits...........................    (101)    (88)
           Other.......................................     (92)   (122)
                                                        -------  ------
               Total deferred tax assets...............  (1,485) (1,870)
        Deferred tax liabilities:
           Deferred loan fees..........................     700     704
           Premises and equipment......................     975   1,101
           FHLB stock..................................     576     639
           Other.......................................      --      22
               Total deferred tax liabilities..........   2,251   2,466
                                                        -------  ------
               Deferred Federal taxes payable, net..... $   766     596
                                                        =======  ======

   The realization of the Company's deferred tax assets is dependent upon the Company's ability to generate taxable income in future periods. Management has evaluated available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that deferred tax assets will be realized.

   The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2001, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

(12)  Stockholders' Equity

  (a) Stock Repurchase Program

   On April 26, 1999 the board of directors of the Company authorized the repurchase in the open market of 100,000 of its outstanding common shares. This was accomplished in the second quarter of 1999 for $0.8 million, or $8.56 per share. In October of 1999, the Company began the first of four stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 and completed in May 2001. The fourth program commenced during May 2001 for a total of 800,000 shares, representing 10% of the then outstanding shares, of which 521,089 shares were repurchased as of December 31, 2001. Collectively as of December 31, 2001, the Company repurchased 3,573,380 shares of our stock representing 33% of the total outstanding as of March 31, 1999 at an average price of $9.13.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  (b) Earnings Per Common Share

   The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31,:

                                                   1999      2000      2001
                                                ---------- --------- ---------
  Basic:
     Weighted average shares................... 10,763,066 9,098,604 7,964,521
  Diluted:
     Basic weighted average shares outstanding. 10,763,066 9,098,604 7,964,521
     Incremental shares from stock options.....    172,331   140,284   170,820
                                                ---------- --------- ---------
     Weighted average shares outstanding....... 10,935,397 9,238,888 8,135,341
                                                ========== ========= =========

   For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

   There were 96,150 shares and 72,600 shares of common stock outstanding at December 31, 1999 and December 31, 2000, respectively, whose share price were greater than the market price of the common stock and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock December 31, 2001.

  (c) Cash Dividend Declared

   On December 19, 2001, the Company announced a quarterly cash dividend of 11 cents per share payable on January 31, 2002, to shareholders of record on January 15, 2002.

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

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

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

   Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2000 and December 31, 2001, Heritage Bank and Central Valley Bank were both classified as "well capitalized" institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank's classification as a well capitalized institution.

                                                Minimum    Well-capitalized
                                              Requirements   Requirements      Actual
                                              -----------  ---------------  ------------
                                                 $     %       $        %      $     %
                                              -------  -    -------     --  ------- ----
As of December 31, 2000:
The Company consolidated
   Tier 1 leverage capital to average assets. $16,205  3%  $27,008      5%  $75,788 14.0%
   Tier 1 capital to risk-weighted assets....  18,955  4    28,433      6    75,788 16.0
   Total capital to risk-weighted assets.....  37,911  8    47,389     10    80,851 17.1

Heritage Bank
   Tier leverage capital to average assets...  14,542  3    24,236      5    67,711 14.0
   Tier 1 capital to risk-weighted assets....  16,674  4    25,010      6    67,711 16.2
   Total capital to risk-weighted assets.....  33,347  8    41,684     10    72,291 17.3

Central Valley Bank
   Tier leverage capital to average assets...   2,131  3     3,552      5     5,843  8.2
   Tier 1 capital to risk-weighted assets....   2,261  4     3,391      6     5,843 10.3
   Total capital to risk-weighted assets.....   4,521  8     5,652     10     6,325 11.2

                                                Minimum    Well-capitalized
                                              Requirements   Requirements      Actual
                                              -----------  ---------------  ------------
                                                 $     %       $        %      $     %
                                              -------  -    -------     --  ------- ----
As of December 31, 2001:
The Company consolidated
   Tier 1 leverage capital to average assets. $17,644  3%  $29,406      5%  $71,846 12.2%
   Tier 1 capital to risk-weighted assets....  19,535  4    29,302      6    71,846 14.7
   Total capital to risk-weighted assets.....  39,069  8    48,837     10    77,681 15.9

Heritage Bank
   Tier leverage capital to average assets...  15,211  3    25,352      5    62,818 12.4
   Tier 1 capital to risk-weighted assets....  17,277  4    25,916      6    62,818 14.5
   Total capital to risk-weighted assets.....  34,555  8    43,193     10    68,000 15.7

Central Valley Bank
   Tier leverage capital to average assets...   2,436  3     4,060      5     6,245  7.7
   Tier 1 capital to risk-weighted assets....   2,315  4     3,473      6     6,245 10.8
   Total capital to risk-weighted assets.....   4,630  8     5,788     10     6,814 11.8

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(14)  Stock Option Plans

   In September 1994, Heritage Bank's stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, Heritage Bank's stockholders approved the adoption of the 1997 stock option plan, which is generally similar to the 1994 plan. On October 15, 1998, the Company's stockholders approved the adoption of the 1998 stock option plan, which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans.

   Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company's common stock. The 1994 plan provides for the grant of options and stock awards up to 344,996 shares. The 1997 plan provides for the granting of options and stock awards up to 257,460 common shares. The 1998 plan provides for the grant of stock options and stock awards for up to 461,125 shares.

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

                                      Outstanding Options Exercisable Options
                                      ------------------- -------------------
                                                   Avg.                 Avg.
                                                  Option               Option
         Shares Under Option            Shares    Price     Shares     Price
         -------------------           --------   ------   --------    ------
      Balance at December 31, 1998...  480,141    $ 4.76   194,264     $3.01
      Options granted................  144,900      8.52        --        --
      Became exercisable.............       --        --   131,649      5.35
      Less: Exercised................  (91,636)     2.75   (91,636)     2.80
         Expired or canceled.........  (32,148)     7.37   (24,818)     5.86
                                       --------   ------   --------    -----
      Balance at December 31, 1999...  501,257      6.06   209,459      4.24
                                       ========   ======   ========    =====

      Options granted................  123,900      9.23        --        --
      Became exercisable.............       --        --   165,802      6.17
      Less: Exercised................  (41,181)     3.24   (41,181)     2.49
         Expired or canceled.........  (13,800)     9.37    (1,003)     8.94
                                       --------   ------   --------    -----
      Balance at December 31, 2000...  570,176      6.87   333,077      5.40
                                       ========   ======   ========    =====

      Options granted................   35,100     10.14        --        --
      Became exercisable.............       --        --   106,250      9.43
      Less: Exercised................ (102,340)     4.02  (102,340)     4.02
         Expired or canceled.........  (35,675)     9.04   (35,675)     9.04
                                       --------   ------   --------    -----
      Balance at December 31, 2001...  467,261    $ 7.57   301,312     $6.85
                                       ========   ======   ========    =====

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


   Financial data pertaining to outstanding stock options at December 31, 2001 follows:

                                                   Weighted Average
                                                 Remaining Contractual
          Exercise Price Number of Option Shares    Life (in years)
          -------------- ----------------------- ---------------------
              $ 1.94....             859                  0.1
              $ 3.11....          18,881                  1.0
              $ 3.58....         127,771                  2.6
              $ 8.50....           5,800                  4.8
              $11.13....          62,000                  5.3
              $ 9.00....          13,650                  4.4
              $ 8.75....           6,900                  4.7
              $ 8.13....           2,100                  4.7
              $ 8.56....           1,200                  4.8
              $ 8.50....           2,200                  4.8
              $ 8.25....           9,000                  4.9
              $ 8.44....          78,800                  5.4
              $ 7.72....          13,950                  5.7
              $ 7.50....           1,500                  5.7
              $ 7.81....           7,600                  5.8
              $ 8.00....           1,200                  5.9
              $ 9.75....          81,150                  6.3
              $10.15....          30,300                  6.7
              $10.05....           2,400                  6.8
                                 -------                  ---
                                 467,261                  4.1
                                 =======                  ===

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation, but applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the years ended December 31,:

                                            1999   2000   2001
                                           ------ ------ ------
                Net income:
                   As reported............ $5,357 $5,974 $6,962
                   Pro forma..............  5,176  5,709  6,639

                Earnings per common share:
                 Basic:
                   As reported............   0.50   0.66   0.87
                   Pro forma..............   0.48   0.63   0.83
                 Diluted:
                   As reported............   0.49   0.65   0.86
                   Pro forma..............   0.47   0.62   0.82

   The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


   The fair value of options granted during the years ended December 31, 1999, 2000 and 2001 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

                         Risk
                         Free                            Expected  Weighted
                       Interest Expected Life  Expected  Dividend  Average
    Grant period ended   Rate    (in years)   Volatility  Yield   Fair Value
    ------------------ -------- ------------- ---------- -------- ----------
    December 31, 1999.   6.50%        7           37%      3.60%     2.76
    December 31, 2000.   5.16%        7           32%      4.21%     2.41
    December 31, 2001.   5.00%        7           19%      4.04%     1.69

(15)  Employee Benefit Plans

   Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan
(ESOP) at Heritage Bank, and the 401k plan at Central Valley Bank into one plan
(KSOP).

   The pension portion of the KSOP is a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company's policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $252, $257, and $316 are included in the consolidated statements of income for the years ended December 31, 1999, 2000 and 2001, respectively. Prior to October 1, 1999, Central Valley Bank did not participate.

   The KSOP also maintains the Company's salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with one year of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above. Employer contributions for the years ended December 31, 1999, 2000 and 2001 were $148, $161, and $154, respectively.

   The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established for eligible employees the ESOP and related trust effective July 1, 1994, which became active upon the former mutual holding company's conversion to a stock-based holding company in January 1995. Eligible participants include eligible employees of the Company who are at least 21 years of age and with one year of service. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years. Central Valley Bank employees became eligible to participate in this plan effective October 1, 1999. Prior to the January 8, 1998 stock offering, the ESOP owned the common stock of Heritage Bank with no related debt.

   In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank's contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $126, $126 and $64 for the years ended December 31, 1999, 2000 and 2001, respectively.

   For the year ended December 31, 2001, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 97,718 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,166 at December 31, 2001.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

  (a) Severance Agreements

   The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, following a change of control of the Company.

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

  (c) Loans

   For most loans, fair value is estimated using the Company's lending rates that would have been quoted on December 31, 2001 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

  (f) Other Borrowings

   Other borrowings consist of overnight Federal Funds purchased and are considered at fair value.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


  (g) Commitments to Extend Credit and Standby Letters of Credit

   The fair value of commitments to extend credit can be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. It is not practicable to estimate fair value on these instruments.

   The table below presents the book value amount of the Bank's financial instruments and their corresponding fair values:

                                           December 31, 2000 December 31, 2001
                                           ----------------- -----------------
                                            Book     Fair     Book     Fair
                                            value    value    value    value
                                           -------- -------- -------- --------
              Financial Assets
              ----------------
  Cash on hand and in banks............... $ 20,187 $ 20,187 $ 24,465 $ 24,465
  Interest bearing deposits...............    1,278    1,278   21,311   21,311
  Federal funds sold......................       --       --    5,000    5,000
  Investment securities available for sale   33,771   33,771   26,479   26,479
  Investment securities held to maturity..    5,076    5,174    3,703    3,884
  FHLB stock..............................    2,647    2,647    2,911    2,911
  Loans receivable, net...................  477,372  483,295  492,954  497,195

           Financial Liabilities
           ---------------------
  Deposits:
     Savings, money market and demand..... $213,233 $213,233 $276,455 $276,455
     Time certificates....................  247,001  248,056  238,625  240,137
                                           -------- -------- -------- --------
         Total deposits...................  460,234  461,289  515,080  516,592
                                           ======== ======== ======== ========
  FHLB advances...........................   23,125   23,126    8,000    8,000
  Other borrowed funds....................    1,000    1,000       --       --

(17)  Contingencies

   The Company is involved in numerous business transactions, which, in some cases, depend on regulatory determination as to compliance with rules and regulations. Also, the Company has certain litigation and negotiations in progress. All such matters are attributable to activities arising from normal operations. In the opinion of management, after review with legal counsel, the eventual outcome of the aforementioned matters is unlikely to have a materially adverse effect on the Company's consolidated financial statements or its financial position.

(18)  Heritage Financial Corporation (Parent Company Only)

   Heritage Financial Corporation (HFC) was established in connection with a January 1998 stock conversion and stock offering.

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                  Condensed Statements of Financial Condition

                                                    December 31,
                                                   ---------------
                                                    2000    2001
                                                   ------- -------
                             ASSETS
                             ------
              Cash and interest earning deposits.. $ 1,540 $ 1,985
              Loans receivable--ESOP..............   1,178   1,119
              Investment in subsidiary banks......  80,754  75,620
              Other assets........................     441     914
                                                   ------- -------
                                                   $83,913 $79,638
                                                   ======= =======
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
              Liabilities......................... $   908 $ 1,110
              Total stockholders' equity..........  83,005  78,528
                                                   ------- -------
                                                   $83,913 $79,638
                                                   ======= =======

                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                        Condensed Statements of Income

                                                      Years Ended December 31,
                                                      -----------------------
                                                       1999     2000    2001
                                                      ------   ------  ------
   Interest income:
      Interest income................................ $  421   $   70  $   26
      ESOP loan......................................    106      102      98
   Other income:
      Other income...................................     15       --      --
      Equity in undistributed income of subsidiaries.  5,462    6,284   7,264
                                                      ------   ------  ------
          Total income...............................  6,004    6,456   7,388
   Interest expense..................................     12       47      41
   Other expenses....................................    667      595     541
                                                      ------   ------  ------
          Total expense..............................    679      642     582
                                                      ------   ------  ------
          Income before federal income taxes.........  5,325    5,814   6,806
   Provision (benefit) for income taxes..............    (32)    (160)   (156)
                                                      ------   ------  ------
      Net income..................................... $5,357   $5,974  $6,962
                                                      ======   ======  ======
   Basic earnings per common share................... $ 0.50   $ 0.66  $ 0.87
   Diluted earnings per common share.................   0.49     0.65    0.86

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

                        HERITAGE FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                      Condensed Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                                  ---------------------------
                                                                                   1999      2000      2001
                                                                                  -------  --------  --------
Cash flows from operating activities:
   Net income.................................................................... $ 5,357  $  5,974  $  6,962
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Undistributed income of subsidiaries......................................  (5,462)   (6,284)   (7,264)
       Dividends from subsidiaries...............................................   2,150    16,600    12,400
       Recognition of compensation related to ESOP...............................      75        75       104
       Other.....................................................................      97       (19)       --
       Net change in accrued interest receivable, prepaid expenses and other
         assets, and accrued expenses and other liabilities......................    (662)      275      (238)
                                                                                  -------  --------  --------
          Net cash provided by operations........................................   1,555    16,621    11,964
Cash flows from investing activities:
   ESOP loan net of principal repayments.........................................      49        54        58
   Sales (Purchase) of Premises & Equipment......................................     (16)       (1)       --
                                                                                  -------  --------  --------
          Net cash provided by investing activities..............................      33        53        58
Cash flows from financing activities:
   Net (increase) decrease in borrowed funds.....................................      19        --        --
   Cash dividends paid...........................................................  (2,438)   (2,863)   (3,178)
   Exercise of stock options.....................................................     271       200       411
   Stock repurchase..............................................................  (7,439)  (15,952)   (8,810)
                                                                                  -------  --------  --------
          Net cash used in financing activities..................................  (9,587)  (18,615)  (11,577)
                                                                                  -------  --------  --------
          Net increase (decrease) in cash and cash equivalents...................  (7,999)   (1,941)      445
Cash and cash equivalents at beginning of period.................................  11,480     3,481     1,540
                                                                                  -------  --------  --------
Cash and cash equivalents at end of period....................................... $ 3,481  $  1,540  $  1,985
                                                                                  =======  ========  ========

                HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)


(19)  Selected Quarterly Financial Data (Unaudited)

   Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

                                                         Year ended December 31, 2001
                                                        -------------------------------
                                                         First  Second   Third  Fourth
                                                        Quarter Quarter Quarter Quarter
                                                        ------- ------- ------- -------
Interest income........................................ $11,706 11,445  11,212  10,821
Interest expense.......................................   5,509  4,948   4,434   3,662
                                                        ------- ------  ------  ------
   Net interest income.................................   6,197  6,497   6,778   7,159
Provision for loan losses..............................     277    240     290     385
                                                        ------- ------  ------  ------
   Net interest income after provision for loan losses.   5,920  6,257   6,488   6,774
Non-interest income....................................   1,424  1,363   1,509   1,528
Non-interest expense...................................   5,179  5,613   4,786   4,945
                                                        ------- ------  ------  ------
   Income before provision for income taxes............   2,165  2,007   3,211   3,357
Provision for income taxes.............................     776    723   1,132   1,147
                                                        ------- ------  ------  ------
       Net income...................................... $ 1,389  1,284   2,079   2,210
                                                        ======= ======  ======  ======
Basic earnings per share............................... $  0.17   0.16    0.27    0.29
Diluted earnings per share.............................    0.16   0.16    0.26    0.28
Cash dividends declared................................   0.095  0.100   0.105   0.110

                                                         Year ended December 31, 2000
                                                        -------------------------------
                                                         First  Second   Third  Fourth
                                                        Quarter Quarter Quarter Quarter
                                                        ------- ------- ------- -------
Interest income........................................ $10,289 10,878  11,298  11,777
Interest expense.......................................   3,997  4,666   5,165   5,573
                                                        ------- ------  ------  ------
   Net interest income.................................   6,292  6,212   6,133   6,204
Provision for loan losses..............................     195    195     195     202
                                                        ------- ------  ------  ------
   Net interest income after provision for loan losses.   6,097  6,017   5,938   6,002
Non-interest income....................................     880  1,074   1,149   1,086
Non-interest expense...................................   4,813  4,909   4,825   4,775
                                                        ------- ------  ------  ------
   Income before provision for income taxes............   2,164  2,182   2,262   2,313
Provision for income taxes.............................     704    709     756     778
                                                        ------- ------  ------  ------
   Net income.......................................... $ 1,460  1,473   1,506   1,535
                                                        ======= ======  ======  ======
Basic earnings per share............................... $  0.15   0.16    0.17    0.18
Diluted earnings per share.............................    0.14   0.16    0.17    0.18
Cash dividends declared................................   0.075  0.080   0.085   0.090

Exhibit
  No.
-------
 3.1    Articles of Incorporation(1)

 3.2    Bylaws of the Company(1)

10.1    1998 Stock Option and Restricted Stock Award Plan(2)

10.5    Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997.(1)

10.6    1997 Stock Option and Restricted Stock Award Plan(3)

10.7    Employment Agreement between the Company and Michael Broadhead, effective September 28,
          1998(4)

10.8    Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001.

10.9    Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001.

21.0    Subsidiaries of the Company

23.0    Consent of KPMG LLP

24.0    Power of Attorney dated March 19, 2002

     ---
    (1) Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

    (2) Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

    (3) Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

    (4) Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.