Form 10-Q
period 2002-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2002-05-10
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

201 Fifth Avenue SW, Olympia, WA	98501
(Address of principal executive office)	(ZIP Code)

(360) 943-1500
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2002, there were outstanding 7,515,809 common shares, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	Page

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2002	3

	Condensed Consolidated Statements of Financial Condition As of December 31, 2001 and March 31, 2002	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2002 and Comprehensive Income for the Three Months Ended March 31, 2001 and 2002	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2002
INTEREST INCOME:
Loans	$11,121	$9,659
Investment securities and FHLB dividends	545	502
Interest bearing deposits	40	143

Total interest income	11,706	10,304
INTEREST EXPENSE:
Deposits	5,148	2,881
Borrowed funds	361	62

Total interest expense	5,509	2,943

Net interest income	6,197	7,361
PROVISION FOR LOAN LOSSES	277	306

Net interest income after provision for loan loss	5,920	7,055
NONINTEREST INCOME:
Gains on sales of loans	364	276
Service charges on deposits	385	537
Rental income	66	69
Merchant visa income	176	280
Other income	433	231

Total noninterest income	1,424	1,393
NONINTEREST EXPENSE:
Salaries and employee benefits	2,715	2,586
Building occupancy	799	902
Data processing	262	249
Marketing	81	99
Office supplies and printing	107	109
Goodwill amortization	144	—
Merchant visa	140	220
Other	931	821

Total noninterest expense	5,179	4,986

Income before federal income taxes	2,165	3,462
Federal income taxes	776	1,169

Net income	$1,389	$2,293

Earnings per share:
Basic	$0.17	$0.31
Diluted	$0.17	$0.30

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	December 31, 2001	March 31, 2002

Assets
Cash on hand and in banks	$24,465	$18,383
Interest earning deposits	21,311	30,743
Federal funds sold	5,000	5,000
Investment securities available for sale	26,479	32,138
Investment securities held to maturity	3,703	3,532
Loans held for sale	6,275	3,261
Loans receivable	492,430	477,681
Less: Allowance for loan losses	(5,751)	(5,847)

Loans receivable, net	486,679	471,834
Other real estate owned	1,269	1,374
Premises and equipment, net	18,984	18,583
Federal Home Loan Bank and Federal Reserve stock, at cost	2,911	2,953
Accrued interest receivable	3,196	3,206
Prepaid expenses and other assets	2,731	4,093
Goodwill	6,640	6,640

Total assets	$609,643	$601,740

Liabilities and Stockholders’ Equity
Deposits	$515,080	$516,376
Advances from Federal Home Loan Bank	8,000	—
Advance payments by borrowers for taxes and insurance	49	26
Accrued expenses and other liabilities	7,390	5,669
Deferred federal income taxes	596	522

Total liabilities	531,115	522,593
Stockholders’ equity:
Common stock, no par value per share,15,000,000 shares authorized; 7,534,232 and 7,520,036 shares outstanding at December 31, 2001 and March 31, 2002, respectively	45,686	44,983
Unearned compensation—ESOP	(975)	(954)
Retained earnings, substantially restricted	33,775	35,220
Accumulated other comprehensive income	42	(102)

Total stockholders’ equity	78,528	79,147

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$609,643	$601,740

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2002
(In Thousands)
(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2001	7,534	$45,686	$(975)	$33,775	$42	$78,528

Earned ESOP shares	2	5	21	—	—	26

Stock repurchase	(72)	(886)	—	—	—	(886)

Exercise of stock options and issuance of restricted stock awards	56	178	—	—	—	178

Net income	—	—	—	2,293	—	2,293

Decrease in unrealized gain on securities available for sale, net of tax	—	—	—	—	(144)	(144)

Cash dividend declared	—	—	—	(848)	—	(848)

Balance at March 31, 2002	7,520	$44,983	$(954)	$35,220	$(102)	$79,147

	Three months ended March 31,
Comprehensive Income	2001	2002

Net income	$1,389	$2,293

(Decrease) Increase in unrealized gain on securities available for sale, net of tax of $60 and $74	117	(144)

Comprehensive income	$1,506	$2,148

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2001 and 2002
(Dollars in thousands)
(Unaudited)

	2001	2002

Cash flows from operating activities:
Net income	$1,389	$2,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Goodwill amortization	144	—
Depreciation and amortization	431	462
Gain on sale of premises and equipment	—	(9)
Deferred loan fees, net of amortization	(2)	(71)
Provision for loan losses	277	306
Net (increase) decrease in loans held for sale	(6,205)	3,014
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(42)	(42)
Recognition of compensation related to ESOP and restricted stock awards	14	28
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	2,231	(3,098)

Net cash provided by (used in) operating activities	(1,763)	2,883

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(16,779)	14,505
Proceeds from maturities/calls of investment securities available for sale	14,775	3,802
Proceeds from maturities/calls of investment securities held to maturity	888	171
Purchase of investment securities available for sale	(2,452)	(9,679)
Purchase of premises and equipment	(302)	(72)
Proceeds from sale of premises and equipment	—	20

Net cash provided by (used in) investing activities	(3,870)	8,747

Cash flows from financing activities:
Net increase in deposits	21,186	1,296
Net decrease in borrowed funds	(7,125)	(8,000)
Net increase (decrease) in advance payment by borrowers for taxes and insurance	173	(23)
Cash dividends paid	(740)	(843)
Proceeds from exercise of stock options	82	176
Stock repurchased	(2,414)	(886)

Net cash provided by (used in) financing activities	11,162	(8,280)

Net increase in cash and cash equivalents	5,529	3,350
Cash and cash equivalents at beginning of period	21,465	50,776

Cash and cash equivalents at end of period	$26,994	$54,126

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$5,715	$2,784
Federal income taxes	450	1,250
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	1,058	225

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2001 and 2002
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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Savings Bank and Central Valley Bank, N.A. Heritage Savings Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Savings Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank, N.A. is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank, N.A. conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2001 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c). Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Management does not expect the adoption of this statement to have a material impact on the results of our operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or distribution to owners) or is classified as held for sale. This statement was adopted January 1, 2002 and did not have a material effect on the results of our operations or financial position.

NOTE 2. STOCKHOLDERS’ EQUITY

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the applicable periods.

	Three Months Ended March 31,
	2001	2002

Basic:
Weighted average shares outstanding	8,176,911	7,516,871
Less: Weighted average unvested restricted stock awards	—	(15,556)

Basic weighted average shares outstanding	8,176,911	7,501,315

Diluted:
Basic weighted average shares outstanding	8,176,911	7,501,315
Incremental shares from unexercised stock options and unvested restricted stock awards	168,668	155,698

Weighted average shares outstanding	8,345,580	7,657,014

As of March 31, 2002, there were no anti-dilutive shares. As of March 31, 2001, there were anti-dilutive shares of 72,600 excluded from the above disclosure.

(b.) Cash Dividend Declared

On March 20, 2002, we announced a quarterly cash dividend of 11.5 cents per share payable on April 29, 2002 to stockholders of record on April 15, 2002.

NOTE 3. Goodwill and Intangible Asset – Adoption of Statement 142

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations. Rather, goodwill is reviewed for impairment, written down, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by us on January 1, 2002. Nonamortized goodwill in the amount of $6,640,000 was subject to the transition provisions of SFAS Nos. 141 and 142. Other than the discontinuation of monthly goodwill amortization, the adoption of this statement did not have a material impact on the results of our operations or financial position.

The following table illustrates the impact of adopting SFAS No. 141 and 142 for the applicable periods.

	Three Months Ended March 31,
	2001	2002

Reported net income	$1,389	$2,293
Add back: Goodwill amortization	144	—

Adjusted Net income	$1,533	$2,293

Basic earnings per share:
Reported net income	$0.17	$0.31
Add back: Goodwill amortization	0.02	—

Adjusted Net income	$0.19	$0.31

Diluted earnings per share:
Reported net income	$0.17	$0.30
Add back: Goodwill amortization	0.02	—

Adjusted Net income	$0.19	$0.30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2001 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

Statements concerning future performance, developments or events, expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements and are subject to a number of risks and uncertainties, which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to, the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors, which could affect our financial results are included in our filings with the Securities and Exchange Commission.

Overview

In 1994, we began implementation of a growth strategy, which was intended to broaden our products and services from traditional thrift products and services to those more closely related to commercial banking. That strategy entails (1) geographic and product expansion, (2) loan portfolio diversification, (3) development of relationship banking, and (4) maintenance of asset quality. Effective January 8, 1998, we closed our second step conversion and stock offering, which resulted in $63 million in net proceeds. Thereafter, our common stock began to trade on the Nasdaq National Market under the symbol “HFWA”.

Heritage Bank initiated a major effort to improve efficiency and enhance our revenue stream in November 2000. We called this initiative “Vision 2001”. We engaged Alex Sheshunoff Management Services, L.P. (ASM) to assist us in this effort. ASM completed an Opportunities Assessment with the objective of determining ways to optimize our earnings performance and, in March 2001, ASM began working with us to implement the opportunities identified. We incurred the majority of the expenses associated with this project during the first half of 2001. We began to realize the benefits in the form of revenue enhancements and reduced expenses during the second half of 2001 as well as subsequent periods.

Financial Condition Data

Total assets decreased $7.9 million (1.3%) for the quarter ended March 31, 2002 to $601.7 million from the December 31, 2001 balance of $609.6 million. Deposits increased $1.3 million (0.3%) for the quarter ended March 31, 2002 to $516.4 million from the December 31, 2001 balance of $515.1 million. For the same period, net loans, which include loans held for sale but exclude the allowance for loan losses, decreased $17.9 million (3.6%) to $475.1 million from the December 31, 2001 balance of $493.0 million. The decline in loans is the result of economic weakness in western Washington and low interest rates leading to reductions in our residential mortgage portfolio through customer refinancing. Commercial loans continue to be the largest segment of loans at 52.3% and 52.8% as a percentage of all loans as of March 31, 2002 and December 31, 2001, respectively.

In addition to the 100,000 shares repurchased in April 1999, we started the first of four 10% stock repurchase programs in October 1999. As of March 31, 2002, we repurchased a total of 3,645,913 shares, or 33.6% of the total outstanding shares at March 1999, at an average price of $9.19 per share. During the quarter ended March 31, 2002, we repurchased 72,533 shares at an average price of $12.22. We began our fourth, and current 10% repurchase program in May 2001 with a goal to repurchase approximately 800,000 shares. Through March 31, 2002, we repurchased 593,622 shares or 74.2% of the fourth program at an average price of $11.39 per share.

Earnings Summary

Net income for the three months ended March 31, 2002 was $0.30 per diluted share compared to $0.17 per diluted share for the same period last year, an increase of 76.5%. Actual earnings for the three months ended March 31, 2002 were $2,293,000 compared to $1,389,000 for the same period in 2001, an increase of 65.1%. The difference in performance on a per share basis versus actual dollar basis is the result of our ongoing stock repurchase program that continues to be accretive to earnings per share. The strong reported gains in both net income and earnings per share are a result of improvement in net interest margin and the success of our Vision 2001 initiative in controlling growth in our noninterest expense.

Our first quarter earnings reflect the elimination of goodwill amortization by the accounting profession. The charge to earnings for amortization of goodwill for the first quarter of 2001 was $144,000. In addition, last year’s first quarter also included nonrecurring charges for the Vision 2001 initiative totaling $93,000 after tax and after tax gains of $94,000 on the sale of the Transalliance partnership and $44,000 on the sale of excess land at Central Valley Bank. Excluding these nonrecurring items, earnings per diluted share in the first quarter of 2001 would have been $0.18 and the increase for this year would have been 67.4%.

Net Interest Income

Net interest income for the three months ended March 31, 2002 increased 18.8% to $7,361,000 from $6,197,000 for the same quarter in 2001. The net interest margin (net interest income divided by average interest earning assets) increased to 5.32% for the current quarter from 4.70% for the same quarter last year. The Federal Reserve Board decreased interest rates significantly from the first quarter of 2001 to the first quarter of 2002. We have worked diligently to keep product pricing in line with these declines. Interest income declined $1,402,000 or 12.0% over the same quarter last year and interest expense declined $2,566,000 or 46.6% over this same period. The large decrease in interest expense resulted primarily from the favorable repricing of maturing certificates of deposit and the shifting of certificates of deposits into lower costing transaction accounts. Certificates of deposit averaged $235.39 million with an average cost of 3.42% for the quarter ended March 31, 2002 compared to $247.9 million with an average cost of 6.20% for the same period in 2001. Borrowings averaged $4.3 million with an average cost of 5.02% for the quarter ended March 31, 2002 compared to $24.7 million with an average cost of 5.85% for the same period in 2001. Our overall cost of funds decreased to 2.52% for the quarter ended March 31, 2002 from 4.99% for the quarter ended March 31, 2001.

Provision for Loan Losses

The provision for loan losses was $306,000 for the current quarter up from $277,000 for the first quarter of 2001. We believe that the increase was necessary to ensure that we maintain our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weakening economic conditions and increased levels of charge offs. In addition to the increase in nonperforming loans in the first quarter of 2002, we have subsequently identified an additional credit that will be placed on nonperforming status in the second quarter and we expect to increase our monthly provision accordingly. On a positive note, we expect in the second quarter to reduce Other Real Estate Owned by $875,000 and to resolve a large credit, currently on nonperforming status, during the second quarter.

Noninterest Income

Noninterest income decreased 2.2% to $1,393,000 for the first quarter of 2002 compared with $1,425,000 for the same quarter in 2001. The decline was due to decreased loan sale gains during the first quarter of 2002 and nonrecurring gains on the sale of an investment and excess land in the first quarter of last year. Loan sale gains decreased 24.2% to $276,000 for the quarter ended March 31, 2002 from $364,000 for the same period last year. During the first quarter of 2001, there were non-recurring gains of $144,000 from the sale of the Transalliance partnership and $66,000 from the sale of excess land at Central Valley Bank. Although overall noninterest income has declined over the prior year, service charges on deposits have increased 39.5% or $152,000 and merchant visa income increased by 59.1% or $104,000 from the same quarter last year.

Noninterest Expense

Noninterest expense decreased 3.7% to $4,986,000 during the first quarter of 2002 compared to $5,179,000 for the first quarter of 2001. Effective January 1, 2002, the amortization of goodwill is no longer charged to expense per the new accounting pronouncements SFAS No. 141 and No. 142. Noninterest expense for the first quarter of 2001 would have been $4,894,000 for an increase this year of $92,000 or 1.9% if goodwill expenses of $144,000 and Vision 2001 expenses of $141,000 were eliminated. As a result of the Vision 2001 initiative, personnel costs are down 4.8% or $129,000 from the prior year. The merchant visa expense has increased 57.1% or $80,000, which is in line with the merchant visa income increase of 59.1%. The efficiency ratio for the quarter ended March 31, 2002 was 56.96% compared to 67.95% for the comparable quarter in 2001. The efficiency ratio decline is a result of the strong net interest income and noninterest expense control.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans decreased to $480.9 million at March 31, 2002 from $498.7 million at December 31, 2001.

	At December 31, 2001	% of Total	At March 31, 2002	% of Total
	(Dollars in thousands)
Commercial	$263,063	52.75%	$251,393	52.27%
Real estate mortgages
One-to-four family residential	91,189	18.28	81,322	16.91
Five or more family residential and commercial properties	107,450	21.55	112,729	23.44

Total real estate mortgages	198,639	39.83	194,051	40.35
Real estate construction
One-to-four family residential	32,494	6.51	30,757	6.40
Five or more family residential and commercial properties	83.02		694.14

Total real estate construction	32,577	6.53	31,451	6.54
Consumer	5,794	1.16	5,299	1.10

Gross loans	500,073	100.27%	482,194	100.26%
Less: deferred loan fees	(1,368)	(0.27)	(1,252)	(0.26)

Total loans	$498,705	100.00%	$480,942	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At December 31, 2001	At March 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$1,962	$3,206
Restructured loans	—	—

Total nonperforming loans	1,962	3,206
Other real estate owned	1,053	1,158

Total nonperforming assets	$3,015	$4,364

Accruing loans past due 90 days or more	$306	$808
Potential problem loans	4,631	5,269
Allowance for loan losses	5,751	5,847
Nonperforming loans to loans	0.39%	0.67%
Allowance for loan losses to loans	1.15%	1.22%
Allowance for loan losses to nonperforming loans	293.12%	182.35%
Nonperforming assets to total assets	0.49%	0.73%

Nonperforming assets increased to $4,364,000, or 0.73% of total assets, at March 31, 2002 from $3,015,000, or 0.49% of total assets at December 31, 2001. The increase of $1,379,000 in nonperforming assets resulted primarily from one credit of $1,500,000. This credit was performing at December 31, 2001, and a potential loss is currently expected, due to the uncertainties of the valuation of the underlying collateral.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. We determine the allowance through our ongoing quarterly assessments of estimated potential losses inherent in the loan portfolio.

We assess the estimated losses inherent in our non-classified loan portfolio by considering a number of elements including:

•	Levels and trends in delinquencies and nonaccruals;

•	Trends in loan demand and structure including terms and interest rates;

•	National and local economic trends;

•	Specific industry conditions such as commercial and residential construction;

•	Concentrations of credits in specific industries;

•	Bank regulatory examination results and our own credit examinations; and

•	Recent loss experience in the portfolio.

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

While we experienced higher loan losses in the last quarter of 2001 and the first quarter of this year than in prior periods, our historical loan loss experience remains low. We believe that it is necessary to maintain a higher level of reserves against future potential losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

We have increased our allowance for loan losses over the past several years during a period of strong loan growth and changes in our loan portfolio composition. Our commercial loan portfolio has grown as a percentage of the total loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio. Given the inherent risks associated with commercial loans, as generally experienced by the commercial banking industry, we expect to continue to increase our allowance for loan losses.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2001	2002
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$504,355	$480,942
Average loans outstanding during period	486,960	479,925

Allowance balance at beginning of period	$5,063	$5,751
Provision for loan losses	277	306
Charge offs:
Real estate	—	(72)
Commercial	—	(121)
Agriculture	(8)	(13)
Consumer	—	(5)

Total charge offs	(8)	(211)

Recoveries:
Real estate	—	1
Commercial	—	—
Consumer	—	—

Total recoveries	—	1

Net (charge offs) recoveries	(8)	(210)

Allowance balance at end of period	$5,332	$5,847

Allowance for loan loss to loans	1.06%	1.22%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.002)	(0.044)

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the quarter ended March 31, 2002 increased by $100,000 to $5.85 million from $5.75 million at December 31, 2001. The growth in the allowance was due to a $306,000 provision, which was partially offset by $210,000 in net charge offs during the quarter. Although the charge offs were a $202,000 increase over the same quarter last year, they decreased by $226,000 from the fourth quarter of 2001. The charge offs during the quarter ended March 31, 2002 were primarily because of two credits. While management cannot predict with any certainty the future level of charge offs, the continuation of a weak economy may result in further charge offs.

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, public funds, loan repayments, loan sales, interest earned on and proceeds from investment securities, and advances from the FHLB of Seattle.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2002, cash and cash equivalents totaled $54.1 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $1.2 million, or 0.20% of total assets. At March 31, 2002, our banks maintained a credit facility with the FHLB of Seattle for $113.7 million, with no outstanding borrowings as of March 31, 2002.

Capital

Stockholders’ equity at March 31, 2002 was $79.1 million compared with $78.5 million at December 31, 2001. During the period, we repurchased $886,000 of Heritage Financial Corporation stock, declared dividends of $848,000 (11.5 cents per share, to shareholders of record on April 15, 2002), realized quarterly income of $2.293 million, recorded $144,000 in unrealized losses on securities available for sale, and had stock options totaling $178,000 exercised by employees.

Banking regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2002, our leverage ratio was 12.1%, compared with 12.2% at December 31, 2001. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total capital ratios were 15.0% and 16.2%, respectively, at March 31, 2002 compared with 14.7% and 15.9%, respectively, at December 31, 2001.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2002.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. For the past year or more, the Federal Reserve has significantly lowered short term interest rates. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year end at December 31, 2001.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

•	There are no exhibits with this report, and there were no reports filed on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: May 10, 2002	By	/s/ DONALD V. RHODES
Donald V. Rhodes Chairman, President and Chief Executive Officer (Duly Authorized Officer)

	By	/s/ EDWARD D. CAMERON
Edward D. Cameron Vice President and Treasurer (Principal Financial and Accounting Officer)