Form 10-Q
period 2002-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2002-08-01
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Fifth Avenue SW, Olympia, WA	98501
(Address of principal executive office)	(ZIP Code)

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

As of July 30, 2002, there were outstanding 7,184,785 common shares, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

INTEREST INCOME:
Loans	$10,923	$9,575	$22,044	$19,234
Investment securities and FHLB dividends	370	542	915	1,044
Interest bearing deposits and Fed funds sold	152	104	193	247

Total interest income	11,445	10,221	23,152	20,525
INTEREST EXPENSE:
Deposits	4,739	2,603	9,888	5,483
Borrowed funds	209	7	570	70

Total interest expense	4,948	2,610	10,458	5,553

Net interest income	6,497	7,611	12,694	14,972
PROVISION FOR LOAN LOSSES	240	539	518	845

Net interest income after provision for loan loss	6,257	7,072	12,176	14,127
NONINTEREST INCOME:
Gains on sales of loans	427	259	791	535
OREO income	—	26	—	26
Service charges on deposits	457	589	843	1,126
Rental income	67	63	133	132
Merchant visa income	227	312	403	591
Other income	185	235	618	466

Total noninterest income	1,363	1,484	2,788	2,876
NONINTEREST EXPENSE:
Salaries and employee benefits	2,696	2,585	5,411	5,172
Building occupancy	838	847	1,637	1,749
Data processing	260	280	522	529
Marketing	112	141	193	240
Office supplies and printing	96	107	202	215
Goodwill amortization	145	—	289	—
Merchant visa	187	255	327	475
Other	1,279	932	2,211	1,753

Total noninterest expense	5,613	5,147	10,792	10,133

Income before federal income taxes	2,007	3,409	4,172	6,870
Federal income taxes	723	1,152	1,499	2,320

Net income	$1,284	$2,257	$2,673	$4,550

Earnings per share:
Basic	$0.161	$0.306	$0.331	$0.611
Diluted	$0.158	$0.297	$0.324	$0.597

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	December 31, 2001	June 30, 2002

Assets
Cash on hand and in banks	$24,465	$22,905
Interest earning deposits	21,311	6,804
Federal funds sold	5,000	5,500
Investment securities available for sale	26,479	39,964
Investment securities held to maturity	3,703	3,302
Loans held for sale	6,275	4,761
Loans receivable	492,430	475,396
Less: Allowance for loan losses	(5,751)	(6,364)

Loans receivable, net	486,679	469,032
Other real estate owned	1,269	496
Premises and equipment, net	18,984	18,236
Federal Home Loan Bank and Federal Reserve stock, at cost	2,911	2,999
Accrued interest receivable	3,196	3,079
Prepaid expenses and other assets	2,731	3,618
Goodwill	6,640	6,640

Total assets	$609,643	$587,336

Liabilities and Stockholders’ Equity
Deposits	$515,080	$504,850
Advances from Federal Home Loan Bank	8,000	1,000
Advance payments by borrowers for taxes and insurance	49	39
Accrued expenses and other liabilities	7,390	4,645
Deferred federal income taxes	596	689

Total liabilities	531,115	511,223
Stockholders’ equity:
Common stock, no par value per share,15,000,000 shares authorized; 7,534,232 and 7,225,379 shares outstanding at December 31, 2001 and June 30, 2002, respectively	45,686	40,225
Unearned compensation—ESOP	(975)	(932)
Retained earnings, substantially restricted	33,775	36,597
Accumulated other comprehensive income	42	223

Total stockholders’ equity	78,528	76,113

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$609,643	$587,336

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2002
(In Thousands)
(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity

Balance at December 31, 2001	7,534	$45,686	$(975)	$33,775	$42	$78,528

Earned ESOP shares	4	16	43	—	—	59

Stock repurchase	(389)	(5,815)	—	—	—	(5,815)

Exercise of stock options and issuance of restricted stock awards	76	338	—	—	—	338

Net income	—	—	—	4,550	—	4,550

Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	181	181

Cash dividend declared	—	—	—	(1,728)	—	(1,728)

Balance at June 30, 2002	7,225	$40,225	$(932)	$36,597	$223	$76,113

Comprehensive Income	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002

Net income	$1,284	$2,257	$2,673	$4,550

Change in unrealized gain (loss) on securities available for sale, net of tax of $17, $168, $77 and $93	32	325	149	181

Comprehensive income	$1,316	$2,582	$2,822	$4,731

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2002
(Dollars in thousands)
(Unaudited)

	2001	2002

Cash flows from operating activities:
Net income	$2,673	$4,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Goodwill amortization	289	—
Depreciation and amortization	844	904
Gain on sale of other investments	(157)	(8)
Gain on sale of premises and equipment	(68)	(9)
Gain on sale of other real estate owned	—	(26)
Deferred loan fees, net of amortization	(2)	(54)
Provision for loan losses	518	845
Net (increase) decrease in loans held for sale	(4,859)	1,514
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(84)	(87)
Recognition of compensation related to ESOP and restricted stock awards	45	101
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	422	(3,523)

Net cash provided by (used in) operating activities	(379)	4,207

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(14,405)	16,529
Proceeds from other real estate owned	—	1,126
Proceeds from maturities/calls of investment securities available for sale	28,851	9,660
Proceeds from maturities/calls of investment securities held to maturity	1,359	401
Purchase of investment securities available for sale	(17,559)	(22,871)
Proceeds from sale of other investments	157	8
Purchase of premises and equipment	(709)	(167)
Proceeds from sale of premises and equipment	69	20

Net cash provided by (used in) investing activities	(2,237)	4,706

Cash flows from financing activities:
Net increase (decrease) in deposits	17,171	(10,230)
Net increase (decrease) in borrowed funds	3,275	(7,000)
Net decrease in advance payment by borrowers for taxes and insurance	(159)	(10)
Cash dividends paid	(1,526)	(1,721)
Proceeds from exercise of stock options	211	296
Stock repurchased	(4,740)	(5,815)
Net cash provided by (used in) financing activities	14,232	(24,480)

Net increase (decrease) in cash and cash equivalents	11,616	(15,567)
Cash and cash equivalents at beginning of period	21,465	50,776

Cash and cash equivalents at end of period	$33,081	$35,209

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$10,621	$5,595
Federal income taxes	1,772	2,395
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	1,110	447

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2001 and 2002
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

(a.) Description of Business

Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Savings Bank and Central Valley Bank, N.A. Heritage Savings Bank is a Washington state-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Savings Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank, N.A. is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank, N.A. conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, income property loans, and consumer loans.

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2001 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c). Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. Management does not expect the adoption of this statement to have a material impact on the results of our operations or financial position.

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

NOTE 2. STOCKHOLDERS’ EQUITY

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002

Basic:
Weighted average shares outstanding	7,968,587	7,416,504	8,072,174	7,466,459
Less: Weighted average unvested restricted stock awards	—	(35,000)	—	(25,525)

Basic weighted average shares outstanding	7,968,587	7,381,504	8,072,174	7,440,934

Diluted:
Basic weighted average shares outstanding	7,968,587	7,381,504	8,072,174	7,440,934
Incremental shares from unexercised stock options and unvested restricted stock awards	166,082	216,517	162,554	186,036

Weighted average shares outstanding	8,134,669	7,598,021	8,234,728	7,626,970

As of June 30, 2002, there were no anti-dilutive shares. As of June 30, 2001, options to purchase 72,600 shares were anti-dilutive and excluded from the calculation of diluted earnings per share.

(b.) Cash Dividend Declared

On June 25, 2002, we announced a quarterly cash dividend of 12 cents per share payable on July 26, 2002 to stockholders of record on July 15, 2002.

NOTE 3. Goodwill and Intangible Asset – Adoption of Statement 142

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for by using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations. Rather, goodwill is reviewed for impairment, written down, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by us on January 1, 2002. Nonamortized goodwill in the amount of $6,640,000 was subject to the transition provisions of SFAS Nos. 141 and 142. Other than the discontinuation of monthly goodwill amortization, the adoption of this statement did not have a material impact on the results of our operations or financial position.

The following table illustrates the impact of adopting SFAS No. 141 and 142 for the applicable periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002

Reported net income	$1,284	$2,257	$2,673	$4,550
Add back: Goodwill amortization	145	—	289	—

Adjusted Net income	$1,429	$2,257	$2,962	$4,550

Basic earnings per share:
Reported net income	$0.16	$0.31	$0.33	$0.61
Add back: Goodwill amortization	0.02	—	0.04	—

Adjusted Net income	$0.18	$0.31	$0.37	$0.61

Diluted earnings per share:
Reported net income	$0.16	$0.30	$0.32	$0.60
Add back: Goodwill amortization	0.02	—	0.04	—

Adjusted Net income	$0.18	$0.30	$0.36	$0.60

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

Statements concerning future performance, developments or events, expectations for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements and are subject to a number of risks and uncertainties, which might cause actual results to differ materially from stated expectations. Specific factors include, but are not limited to, the effect of interest rate changes, risks associated with acquisition of other banks and opening new branches, the ability to control costs and expenses, and general economic conditions. Additional information on these and other factors, which could affect our financial results, are included in our filings with the Securities and Exchange Commission.

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

Financial Condition Data

Total assets decreased $22.3 million, or 3.7%, for the six months ended June 30, 2002 to $587.3 million from the December 31, 2001 balance of $609.6 million. Deposits decreased $10.2 million, or 2.0%, for the six months ended June 30, 2002 to $504.9 million from the December 31, 2001 balance of $515.1 million. For the same period, net loans (loans receivable less allowance for loan losses) decreased $17.7 million, or 3.6%, to $469.0 million from the December 31, 2001 balance of $486.7 million. The decline in loans is a result of economic weakness in western Washington leading to declines in our commercial loan portfolio and low interest rates leading to continued reductions in our residential mortgage portfolio through customer refinancing. Commercial loans continue to be the largest segment of the loan portfolio at 51.7% and 52.8% of all loans as of June 30, 2002 and December 31, 2001, respectively.

In addition to the 100,000 shares repurchased in April 1999, we started the first of five 10% stock repurchase programs in October 1999. As of June 30, 2002, we repurchased a total of 3,963,139 shares, or 36.5%, of the total outstanding shares at March 1999 at an average price of $9.70 per share. During the quarter ended June 30, 2002, we repurchased 317,226 shares at an average price of $15.54. The fourth 10% repurchase program of approximately 800,000 shares started in May 2001 and was completed on June 7, 2002. We began our fifth, and current, 10% repurchase program in June 2002 with a goal to repurchase approximately 750,000 shares. Through June 30, 2002, we repurchased 110,848 shares or 14.8% of the fifth program at an average price of $15.89 per share.

Earnings Summary

Net income for the second quarter ended June 30, 2002 of $0.297 per diluted share compared favorably with $0.158 per diluted share for the quarter ended June 30, 2001, which represents an increase of 88.0%. Actual earnings for the second quarter ended June 30, 2002 were $2,257,000 compared to $1,284,000 for the second quarter in 2001, an increase of 75.8%. Second quarter earnings reflect the elimination of goodwill amortization due to the adoption of Financial Accounting Standard (FAS) 142 effective January 1, 2002, which required the nonamortization approach for goodwill. The charge to earnings for amortization of goodwill for the second quarter of 2001 was $145,000. In addition, last year’s second quarter included net nonrecurring charges for the Vision 2001 initiative amounting to $296,000 after tax. Excluding these items, earnings per diluted share in the second quarter of 2001 would have been $0.212 and the increase for this year would have been 40.1%. Net income for the six months ended June 30, 2002 was $4,550,000 or $0.597 per diluted share compared with $2,673,000 or $0.324 per diluted share for the same period in 2001, an increase in per share earnings of 84.3%. The six months period ending June 30, 2001 included $289,000 for amortization of goodwill and net after tax nonrecurring charges of $389,000 for Vision 2001. Excluding these items, net income for the six months ended June 30, 2001 would have been $3,351,000 or $0.407 per diluted share, for an increase this year in earnings per share of 46.7%.

For the quarter ended June 30, 2002, return on average equity improved to 11.38% from 6.27% for the quarter ended June 30, 2001. Our capital position remains high at 12.96% of total assets as of June 30, 2002, which was down from 13.50% at June 30, 2001. Average equity for the quarter ended June 30, 2002 declined to $79,301,000 from $81,885,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, the return on average equity increased to 11.44% from last years 6.46%. Excluding the charges for Vision 2001 and the amortization of goodwill, the return on average equity for the six month period in 2001 would have been 8.10%. We believe our capital ratio will continue to decline and return on average equity will improve as earnings increase and equity declines as additional shares are retired through the share repurchase program.

Net Interest Income

Net interest income for the three months ended June 30, 2002 increased 17.15% to $7,611,000 from $6,497,000 for the same quarter in 2001. Net interest income before provision for loan loss for the six months ended June 30, 2002 increased 17.95% to $14,972,000 from $12,694,000 for the six months ended June 30, 2001. The net interest margin (net interest income divided by average interest earning assets) increased to 5.45% for the six months ended June 30, 2002 from 4.79% for the six months ended June 30, 2001. For the three months ended June 30, 2002, the net interest margin increased to 5.59% from 4.89% for the same quarter last year.

Interest rates have remained low in the second quarter of 2002. We have worked diligently to keep deposit pricing in line with market rates. Interest income declined $1,224,000 or 10.7% over the same quarter last year and interest expense declined $2,338,000 or 47.3% over this same period. Interest income declined $2,627,000 or 11.3% over the same six month period last year and interest expense declined $4,905,000 or 46.9% over this same period. The large decrease in interest expense resulted primarily from the favorable repricing of maturing certificates of deposit and the shifting of certificates of deposits into lower costing transaction accounts. Certificates of deposit averaged $228.2 million with an average cost of 3.06% for the quarter ended June 30, 2002 compared to $247.9 million with an average cost of 5.52% for the same period in 2001. Certificates of deposit averaged $231.8 million with an average cost of 3.24% for the six months ended June 30, 2002 compared to $247.9 million with an average cost of 5.86% for the same period in 2001. Our overall cost of funds decreased to 2.29% for the quarter ended June 30, 2002 from 4.41% for the quarter ended June 30, 2001. Cost of funds decreased to 2.41% for the six months ended June 30, 2002 from 4.70% over the same period last year.

Provision for Loan Losses

For the six months ended June 30, 2002, the loan loss provision expense was $845,000 compared with $518,000 for the six months ended June 30, 2001. The quarterly provision for loan losses was $539,000 for the current quarter up from $240,000 for the same quarter in 2001. We believe that the increases were necessary to ensure that we maintain an adequate allowance for loan losses given the increased risk in our loan portfolio resulting from our emphasis on commercial lending, and our agricultural portfolio at Central Valley Bank.

Noninterest Income

Noninterest income for the quarter ended June 30, 2002 increased 8.9% to $1,484,000 compared with $1,363,000 for the same quarter in 2001. Noninterest income increased 3.2% to $2,876,000 for the six months ended June 30, 2002 compared with $2,788,000 for the same period in 2001. The six months ended June 30, 2001 included the 2001 first quarter sale of our ownership interest in Transalliance Corporation, a debit and credit card processor, which resulted in a pre-tax gain of $143,000; and the sale of excess land at Central Valley Bank’s Toppenish office, which resulted in a pre-tax gain of $66,000. The increase in noninterest income for the quarter and the six months ended June 30, 2002 over the previous year’s results was primarily a result of the improved service charges on deposits and merchant visa income.

Noninterest Expense

Noninterest expense decreased by 8.3% to $5,147,000 for the quarter ended June 30, 2002 compared to $5,613,000 for the quarter ended June 30, 2001. The three months ended June 30, 2001 included Vision 2001 expenses of $449,000 as well as goodwill amortization of $145,000. Excluding these charges, noninterest expense for the three months ended June 30, 2001 would have been $5,019,000 for an increase this year of 2.6%. Noninterest expense decreased 6.1% to $10,133,000 for the six months ended June 30,

2002 compared to $10,792,000 for the six months ended June 30, 2001. Excluding Vision 2001 expenses of $589,000 and goodwill amortization of $289,000 incurred in the first half of 2001, noninterest expense for the six months ended June 30, 2002 would have increased 2.2%. For the quarter ended June 30, 2002, the efficiency ratio decreased to 56.59% from 71.41% for the comparable quarter in 2001. The efficiency ratio for the six months ended June 30, 2002 improved to 56.77% from 69.71% for the comparable six-month period in 2001. Excluding non-recurring items, the six month efficiency ratio in 2001 would have been 66.53%.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans decreased to $480.2 million at June 30, 2002 from $498.7 million at December 31, 2001.

	At December 31, 2001	% of Total	At June 30, 2002	% of Total

	(Dollars in thousands)
Commercial	$263,063	52.75%	$248,025	51.66%
Real estate mortgages
One-to-four family residential	91,189	18.28	80,626	16.79
Five or more family residential and commercial properties	107,450	21.55	114,329	23.81

Total real estate mortgages	198,639	39.83	194,955	40.60
Real estate construction
One-to-four family residential	32,494	6.51	28,915	6.02
Five or more family residential and commercial properties	83	0.02	2,372	0.50

Total real estate construction	32,577	6.53	31,287	6.52
Consumer	5,794	1.16	7,118	1.48

Gross loans	500,073	100.27%	481,385	100.26%
Less: deferred loan fees	(1,368)	(0.27)	(1,228)	(0.26)

Total loans	$498,705	100.00%	$480,157	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At December 31,	At June 30,
	2001	2002

	(Dollars in thousands)
Nonaccrual loans	$1,962	$4,068
Restructured loans	—	—

Total nonperforming loans	1,962	4,068
Other real estate owned	1,053	280

Total nonperforming assets	$3,015	4,348

Accruing loans past due 90 days or more	$306	$1,203
Potential problem loans	4,631	7,204
Allowance for loan losses	5,751	6,364
Nonperforming loans to loans	0.39%	0.85%
Allowance for loan losses to loans	1.15%	1.33%
Allowance for loan losses to nonperforming loans	293.12%	156.44%
Nonperforming assets to total assets	0.49%	0.74%

Nonperforming assets increased to $4,348,000, or 0.74% of total assets, at June 30, 2002 from $3,015,000, or 0.49% of total assets at December 31, 2001. The net increase of $1,333,000 in nonperforming assets resulted primarily from the addition of three large credits, the payoff of one credit, and the sale of other real estate owned (“OREO”). The three large credits totaled approximately $3,639,000. These credits were performing at December 31, 2001. Only one of these credits is expected to produce a loss. We are currently evaluating the underlying collateral and will be able to better quantify any loss after receipt of the appraisal for this credit. We believe that we have adequately reserved for potential losses. The nonperforming credit that paid off was for $1,142,000 and the sold OREO asset carried a book value of $875,000.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our non-classified loan portfolio by considering a number of elements including:

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. We add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for each classified loan.

We determine our provision expense for the next quarter by applying the same percentage risk factor applied to the non-classified loan portfolio to our expected loan growth. We determine our monthly provision expense by dividing our estimate of provision expense for the quarter by three.

Our historical loan loss experience remains low, even though we experienced higher loan losses in the last quarter of 2001 and the first quarter of this year than in prior periods. We believe that it is prudent to maintain a higher allowance for estimated credit losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

We have increased our allowance for loan losses over the past several years during a period of strong loan growth and changes in our loan portfolio composition. Our commercial loan portfolio has grown as a percentage of the total loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio. We expect to continue to increase our allowance for loan losses because of the higher risk associated with commercial lending as experienced by the commercial banking industry.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2001	2002

	(Dollars in thousands)
Total loans outstanding at end of period (1)	$500,579	$480,157
Average loans outstanding during period	489,627	477,419
Allowance balance at beginning of period	5,063	5,751
Provision for loan losses	518	845
Charge offs:
Real estate	—	—
Commercial	—	(231)
Agriculture	(9)	(15)
Consumer	(4)	(5)

Total charge offs	(13)	(251)

Recoveries:
Real estate	.5	1
Commercial	.5	18
Consumer	—	—

Total recoveries	1	19

Net (charge offs) recoveries	(12)	(232)

Allowance balance at end of period	$5,569	$6,364

Allowance for loan loss to loans	1.11%	1.33%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.002)	(0.049)

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2002 increased by $613,000 to $6.36 million from $5.75 million at December 31, 2001. The growth in the allowance was due to the $845,000 provision, which was partially offset by $232,000 in net charge offs during the six months period. Although the charge offs were a $220,000 increase over the same period last year, they decreased by $204,000 from the fourth quarter of 2001. The charge offs incurred in the six months ended June 30, 2002 were caused primarily by lending relationships with two customers. While management cannot predict with any certainty the future level of charge offs, the continuation of a weak economy may result in further charge offs.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2002, cash and cash equivalents totaled $35.2 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $232,000, or 0.04% of total assets. At June 30, 2002, our banks maintained a credit facility with the FHLB of Seattle for $111.2 million, with total borrowings of $1.0 million as of June 30, 2002.

Capital

Stockholders’ equity at June 30, 2002 was $76.1 million compared with $78.5 million at December 31, 2001. During the period, we repurchased $5.8 million of Heritage Financial Corporation stock, declared dividends of $1.7 million (11.5 cents per share, to shareholders of record on April 15, 2002 and 12 cents per share to shareholders of record on July 15, 2002), realized semi-annual income of $4.5 million, recorded $181,000 in unrealized gains on securities available for sale, and realized the effects of exercising stock options totaling $296,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2002, our leverage ratio was 11.8% compared with 12.2% at December 31, 2001. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 14.6% and 15.8%, respectively, at June 30, 2002 compared with 14.7% and 15.9%, respectively, at December 31, 2001.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2002.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 25, 2002.

b.	The following directors were elected to serve for a term of three years: Donald V. Rhodes, Daryl D. Jensen, Edward Odegard, and Jeffrey Lyon. Brian Vance was elected to serve a term of one year.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld

Donald V. Rhodes	6,282,931	124,611
Daryl D. Jensen	6,286,124	121,418
Edward Odegard	6,284,331	123,211
Jeffrey Lyon	6,266,481	141,061
Brian Vance	6,285,524	122,018

d.	The Incentive Stock Option Plan of 2002, the Director Nonqualified Stock Option Plan of 2002, and the Restricted Stock Option Plan of 2002 were adopted.

	Yes	No	Withheld

Incentive Stock Option Plan of 2002	4,158,382	460,472	52,952
Director Nonqualified Stock Option Plan of 2002	4,184,953	414,301	72,552
Restricted Stock Option Plan of 2002	4,211,057	395,824	64,925

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

•	There are no exhibits with this report.

•
On June 10, 2002, the Company filed a Form 8-K announcing the approval of the fifth stock repurchase program. The Company approved the repurchase of an additional 10% of outstanding shares, or 750,000 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: July 31, 2002	By	/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

	By	/s/ EDWARD D. CAMERON
Edward D. Cameron
Vice President and Treasurer
(Principal Financial and Accounting Officer)