Form 10-Q
period 2002-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2002-11-12
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002 OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

As of October 23, 2002, there were 6,932,086 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	Page
	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2001 and 2002	3

	Condensed Consolidated Statements of Financial Condition As of December 31, 2001 and September 30, 2002	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2002 and Comprehensive Income for the Three and Nine Months Ended September 30, 2001 and 2002	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II.	Other Information

Item 4.	Controls and Procedures	19

Item 6.	Exhibits and Reports on Form 8-K	19

	Signatures	20

	Certifications	21

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
INTEREST INCOME:
Loans	$10,718	$9,394	$32,763	$28,628
Investment securities and FHLB dividends	386	530	1,301	1,574
Interest bearing deposits and fed funds sold	108	83	300	330

Total interest income	11,212	10,007	34,364	30,533
INTEREST EXPENSE:
Deposits	4,208	2,382	14,096	7,865
Borrowed funds	226	16	796	86

Total interest expense	4,434	2,398	14,892	7,951

Net interest income	6,778	7,609	19,472	22,582
Provision for loan losses	290	495	807	1,340

Net interest income after provision for loan loss	6,488	7,114	18,665	21,242
NONINTEREST INCOME:
Gains on sales of loans	377	346	1,168	881
OREO income	—	—	—	26
Service charges on deposits	565	594	1,407	1,720
Rental income Merchant visa income	68 251	66 311	201 654	197 903
Other income	248	235	866	701

Total noninterest income	1,509	1,552	4,296	4,428
NONINTEREST EXPENSE:
Salaries and employee benefits	2,372	2,614	7,783	7,786
Building occupancy	836	834	2,474	2,583
Data processing	266	264	788	793
Marketing	102	83	295	323
Office supplies and printing	112	92	314	307
Goodwill amortization Merchant visa	144 206	— 257	433 533	— 732
Other	748	800	2,958	2,553

Total noninterest expense	4,786	4,944	15,578	15,077

Income before federal income taxes	3,211	3,722	7,383	10,593
Federal income taxes	1,132	1,262	2,631	3,582

Net income	$2,079	$2,460	$4,752	$7,011

Earnings per share:
Basic	$0.266	$0.346	$0.589	$0.958
Diluted	$0.261	$0.335	$0.577	$0.932

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	December 31, 2001	September 30, 2002
Assets
Cash on hand and in banks	$24,465	$22,306
Interest earning deposits	21,311	7,770
Federal funds sold	5,000	7,900
Investment securities available for sale	26,479	36,335
Investment securities held to maturity	3,703	3,189
Loans held for sale	6,275	7,206
Loans receivable	492,430	475,082
Less: Allowance for loan losses	(5,751)	(6,809)

Loans receivable, net	486,679	468,273
Other real estate owned	1,269	673
Premises and equipment, net	18,984	18,144
Federal Home Loan Bank and Federal Reserve stock, at cost	2,911	2,809
Accrued interest receivable	3,196	3,031
Prepaid expenses and other assets	2,731	3,204
Goodwill	6,640	6,640

Total assets	$609,643	$587,480

Liabilities and Stockholders’ Equity
Deposits	$515,080	$502,735
Advances from Federal Home Loan Bank	8,000	5,000
Advance payments by borrowers for taxes and insurance	49	15
Accrued expenses and other liabilities	7,390	5,759
Deferred federal income taxes	596	754

Total liabilities	531,115	514,263

Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 7,534,232 and 6,940,989 shares outstanding at December 31, 2001 and September 30, 2002, respectively	45,686	35,614
Unearned compensation—ESOP	(975)	(910)
Retained earnings, substantially restricted	33,775	38,165
Accumulated other comprehensive income	42	348

Total stockholders’ equity	78,528	73,217

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$609,643	$587,480

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2002
(In Thousands)
(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2001	7,534	$45,686	$(975)	$33,775	$42	$78,528

Earned ESOP shares	7	29	65	—	—	94

Stock repurchase	(684)	(10,557)	—	—	—	(10,557)

Exercise of stock options and issuance of restricted stock awards	84	456	—	—	—	456

Net income	—	—	—	7,011	—	7,011

Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	306	306

Cash dividend declared	—	—	—	(2,621)	—	(2,621)

Balance at September 30, 2002	6,941	$35,614	$(910)	$38,165	$348	$73,217

Comprehensive Income	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Net income	$2,079	$2,460	$4,752	$7,011
Change in unrealized gain (loss) on securities available for sale, net of tax of $51, $65, $127 and $158	99	125	248	306

Comprehensive income	$2,178	$2,585	$5,000	$7,317

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001 and 2002
(Dollars in thousands)
(Unaudited)

	2001	2002
Cash flows from operating activities:
Net income	$4,752	$7,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Goodwill amortization	433	—
Depreciation and amortization	1,168	1,338
Gain on sale of other investments	(157)	(8)
Gain on sale of premises and equipment	(68)	(9)
Gain on sale of other real estate owned	—	(26)
Deferred loan fees, net of amortization	66	(54)
Provision for loan losses	807	1,340
Net (increase) decrease in loans held for sale	(4,974)	(931)
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(139)	(131)
Proceeds from Federal Home Loan Bank stock	—	233
Recognition of compensation related to ESOP and restricted stock awards	78	178
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	125	(1,930)

Net cash provided by (used in) operating activities	2,091	7,011

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(21,418)	16,616
Proceeds from other real estate owned	—	1,126
Proceeds from maturities/calls of investment securities available for sale	43,522	26,950
Proceeds from maturities/calls of investment securities held to maturity	1,705	514
Purchase of investment securities available for sale	(31,973)	(36,342)
Purchase of investment securities held to maturity	(185)	—
Proceeds from sale of other investments	157	8
Purchase of premises and equipment	(864)	(510)
Proceeds from sale of premises and equipment	69	21

Net cash provided by (used in) investing activities	(8,617)	8,383

Cash flows from financing activities:
Net increase (decrease) in deposits	29,354	(12,345)
Net increase (decrease) in borrowed funds	(8,775)	(3,000)
Net decrease in advance payment by borrowers for taxes and insurance	(328)	(34)
Cash dividends paid	(2,348)	(2,630)
Proceeds from exercise of stock options	383	372
Stock repurchased	(6,729)	(10,557)

Net cash provided by (used in) financing activities	11,557	(28,194)

Net increase (decrease) in cash and cash equivalents	5,031	(12,800)
Cash and cash equivalents at beginning of period	21,465	50,776

Cash and cash equivalents at end of period	$26,496	$37,976

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$15,241	$8,025
Federal income taxes	2,037	3,893
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	1,029	504

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2001 and 2002
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

(b.)  Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2001 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. Management has not yet determined the impact of adopting this Statement.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. Management has not yet determined the impact of adopting this Statement.

NOTE 2.    Stockholders’ Equity

(a.)  Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Basic:
Weighted average shares outstanding	7,807,216	7,144,155	8,067,527	7,357,844
Less: Weighted average unvested restricted stock awards	—	(35,000)	—	(28,718)

Basic weighted average shares outstanding	7,807,216	7,109,155	8,067,527	7,329,126

Diluted:
Basic weighted average shares outstanding	7,807,216	7,109,155	8,067,527	7,329,126
Incremental shares from unexercised stock options and unvested restricted stock awards	166,787	235,111	168,234	202,407

Weighted average shares outstanding	7,974,003	7,344,266	8,235,761	7,531,533

As of September 30, 2002, there were no anti-dilutive shares. As of September 30, 2001, options to purchase 69,600 shares were anti-dilutive and excluded from the calculation of diluted earnings per share.

(b.)  Cash Dividend Declared

On September 23, 2002, we announced a quarterly cash dividend of 12.5 cents per share payable on October 29, 2002 to stockholders of record on October 15, 2002.

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

The following table illustrates the impact of adopting SFAS No. 141 and 142 for the applicable periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net income	$2,079	$2,460	$4,752	$7,011
Add back: Goodwill amortization	144	—	433	—

Adjusted net income	$2,223	$2,460	$5,185	$7,011

Basic earnings per share:
Reported net income	$0.27	$0.35	$0.59	$0.96
Add back: Goodwill amortization	0.02	—	0.05	—

Adjusted net income	$0.29	$0.35	$0.64	$0.96

Diluted earnings per share:
Reported net income	$0.26	$0.34	$0.58	$0.93
Add back: Goodwill amortization	0.02	—	0.05	—

Adjusted net income	$0.28	$0.34	$0.63	$0.93

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

Heritage Bank initiated a major effort to improve efficiency and enhance revenue in November 2000. We called this initiative “Vision 2001”. We engaged Alex Sheshunoff Management Services, L.P. (ASM) to assist us in this effort. ASM completed an Opportunities Assessment with the objective of determining ways to optimize our earnings performance and, in March 2001, ASM began working with us to implement the opportunities identified. We incurred the majority of the expenses associated with this project during the first half of 2001. We began to realize the benefits in the form of revenue enhancements and reduced expenses during the second half of 2001 as well as subsequent periods.

Financial Condition Data

Total assets decreased $4.3 million or 0.7% to $587.5 million at September 30, 2002 from the September 30, 2001 balance of $591.8 million. Net loans (loans receivable less allowance for loan losses and excluding loans held for sale) decreased $26.7 million or 5.4% to $468.3 million at September 30, 2002 from $495.0 million at September 30, 2001. The decline in loans is a result of the national and local economic weaknesses as well as the low interest rates causing a significant volume of refinancing by customers. Commercial loans continue to be the largest segment of the loan portfolio at 50.8% and 52.8% of all loans as of September 30, 2002 and December 31, 2001, respectively. Deposits increased $13.1 million or 2.7% to $502.7 million at September 30, 2002 from $489.6 million at September 30, 2001. The growth in deposits has continued to occur in transaction and savings accounts, while certificates of deposit continued to decline.

In addition to 100,000 shares repurchased in April 1999, we started the first of five 10% stock repurchase programs in October 1999. As of September 30, 2002 we repurchased a total of 4,257,683 shares, or 39.2% of the total outstanding at March 1999 at an average price of $10.14 per share. During the quarter ended September 30, 2002, we repurchased 294,544 shares at an average price of $16.10. We began its fifth, and current, 10% repurchase program in June 2002 with a target to repurchase approximately 750,000 shares over a period of eighteen months. Through September 30, 2002, we repurchased 405,392 shares or 54.1% of the fifth program at an average price of $16.04.

Earnings Summary

Net income for the third quarter ended September 30, 2002 was $0.335 per diluted share compared with $0.261 per diluted share for the quarter ended September 30, 2001, for an increase of 28.4%. Actual earnings for the third quarter ended September 30, 2002 were $2,460,000 compared to $2,079,000 for the third quarter in 2001, an increase of 18.3%. The third quarter earnings reflect the elimination of goodwill amortization due to the adoption of Financial Accounting Standard (FAS) 142 effective January 1, 2002, which requires the nonamortization approach for goodwill. The charge to earnings for amortization of goodwill for the third quarter of 2001 was $144,000. Excluding the charge for amortization, net income in the third quarter of 2001 would have been $2,223,000 and earnings per diluted share in the third quarter of 2001 would have been $0.279, resulting in an increase in diluted earnings per share this year of 20.1% over the prior year’s third quarter.

Net income for the nine months ended September 30, 2002 was $7,011,000 or $0.932 per diluted share compared with $4,752,000 or $0.577 per diluted share for the same period in 2001 for an increase in earnings per share of 61.5%. The nine month period ended September 30, 2001 included $433,000 for amortization of goodwill and net after tax nonrecurring charges of $389,000 for Vision 2001. Excluding these items, net income for the nine months ended September 30, 2001 would have been $5,574,000, or $0.677 per diluted share, for an increase this year in earnings per diluted share of 37.7%.

Return on average equity for the quarter ended September 30, 2002 increased to 12.86% from last year’s 10.29%. Average equity declined by $4.3 million, or 5.3%, over the prior year’s 3rd quarter and net income increased by $381,000, or $18.3%. For the nine months ended September 30, 2002, return on average equity increased to 11.86% from last year’s 7.72%. For the nine months ended September 30, 2002, average equity declined by $3.3 million to $78.82 million and net income increased by $2.3 million. Excluding the charges for Vision 2001 and the amortization of goodwill, the return on average equity for the nine months ended September 30, 2001 would have been 9.05%.

Net Interest Income

Net interest income for the three months ended September 30, 2002 increased 12.3% to $7,609,000 from $6,778,000 for the same quarter in 2001. Net interest income before provision for loan loss for the nine months ended September 30, 2002 increased 16.0% to $22,582,000 from $19,472,000 for the nine months ended September 30, 2001. The net interest margin (net interest income divided by average interest earning assets) increased to 5.68% for the three months ended September 30, 2002 from 5.04% for the same quarter last year. For the nine months ended September 30, 2002, the net interest margin increased to 5.52% from 4.88% for the nine months ended September 30, 2001.

Interest rates remained low in the third quarter of 2002. We have worked to keep deposit pricing in line with market rates. Interest income declined $1,205,000 or 10.7% versus the same quarter last year and interest expense declined $2,036,000 or 45.9% during this same period. Interest income declined $3,831,000 or 11.1% versus the same nine month period last year and interest expense declined $6,941,000 or 46.6% during this same period. The large decrease in interest expense resulted primarily from the favorable repricing of maturing certificates of deposit and the shifting of certificates of deposits into lower costing transaction accounts. Certificates of deposit averaged $216.8 million with an average cost of 2.95% for the quarter ended September 30, 2002 compared to $244.1 million with an average cost of 4.94% for the same period in 2001. Certificates of deposit averaged $228.5 million with an average cost of 3.13% for the nine months ended September 30, 2002 compared to $246.7 million with an average cost of 5.55% for the same period in 2001. Our overall cost of funds decreased to 2.14% for the quarter ended September 30, 2002 from 3.91% for the quarter ended September 30, 2001. Our cost of funds decreased to 2.31% for the nine months ended September 30, 2002 from 4.43% for the same period last year.

Provision for Loan Losses

For the nine months ended September 30, 2002, the loan loss provision expense was $1,340,000 compared with $807,000 for the nine months ended September 30, 2001. The quarterly provision for loan losses was $495,000 for the current quarter up from $290,000 for the same quarter in 2001. We believe that the increases were necessary to ensure that we maintain an adequate allowance for loan losses given the increased risk in our loan portfolio resulting from our emphasis on commercial lending, and our agricultural portfolio at Central Valley Bank.

Noninterest Income

Noninterest income for the quarter ended September 30, 2002 increased 2.8% to $1,552,000 compared with $1,509,000 for the same quarter in 2001. Noninterest income increased 3.1% to $4,428,000 for the nine months ended September 30, 2002 compared with $4,296,000 for the same period in 2001. Noninterest income for the nine months ended September 30, 2001 included the 2001 first quarter sale of our ownership interest in Transalliance Corporation, a debit and credit card processor, which resulted in a pre-tax gain of $157,000; and the sale of excess land at Central Valley Bank’s Toppenish office, which resulted in a pre-tax gain of $66,000. The increase in noninterest income for the quarter and the nine months ended September 30, 2002 over the previous year’s results was primarily a result of the improved service charges on deposits and improved merchant visa income.

Noninterest Expense

Noninterest expense increased by 3.3% to $4,944,000 for the quarter ended September 30, 2002 compared to $4,786,000 for the quarter ended September 30, 2001. Noninterest expense decreased 3.2% to $15,077,000 for the nine months ended September 30, 2002 compared to $15,578,000 for the nine months ended September 30, 2001. Excluding Vision 2001 expenses of $589,000 and goodwill amortization of $433,000 incurred through September 30, 2001, noninterest expense for the nine months ended September 30, 2002 would have increased 3.6%. For the quarter ended September 30, 2002, the efficiency ratio decreased to 53.96% from 57.75% for the comparable quarter in 2001. The efficiency ratio for the nine months ended September 30, 2002 improved to 55.82% from 65.54% for the comparable nine month period in 2001.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans decreased to $482.3 million at September 30, 2002 from $498.7 million at December 31, 2001.

	At December 31, 2001	% of Total	At September 30, 2002	% of Total
	(Dollars in thousands)
Commercial	$263,063	52.75%	$244,786	50.76%
Real estate mortgages
One-to-four family residential	91,189	18.28	78,811	16.34
Five or more family residential and commercial properties	107,450	21.55	119,161	24.71

Total real estate mortgages	198,639	39.83	197,972	41.05
Real estate construction
One-to-four family residential	32,494	6.51	29,095	6.04
Five or more family residential and commercial properties	83	0.02	3,923	0.81

Total real estate construction	32,577	6.53	33,018	6.85
Consumer	5,794	1.16	7,709	1.60

Gross loans	500,073	100.27%	483,485	100.25%
Less: deferred loan fees	(1,368)	(0.27)	(1,196)	(0.25)

Total loans	$498,705	100.00%	$482,289	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At December 31, 2001	At September 30, 2002
	(Dollars in thousands)
Nonaccrual loans	$1,962	$3,822
Restructured loans	—	—

Total nonperforming loans	1,962	3,822
Other real estate owned	1,053	325

Total nonperforming assets	$3,015	4,147

Accruing loans past due 90 days or more	$306	$495
Potential problem loans	4,631	7,786
Allowance for loan losses	5,751	6,809
Nonperforming loans to loans	0.39%	0.79%
Allowance for loan losses to loans	1.15%	1.41%
Allowance for loan losses to nonperforming loans	293.12%	178.18%
Nonperforming assets to total assets	0.49%	0.71%

Nonperforming assets increased to $4,147,000, or 0.71% of total assets, at September 30, 2002 from $3,015,000, or 0.49% of total assets at December 31, 2001. Total nonperforming assets at September 30, 2002 are centered primarily in three credits together totaling approximately $3,406,000. One of these credits, in the amount of $857,000, was paid off with interest subsequent to September 30, 2002. Management anticipates further reductions in nonperforming assets during the fourth quarter and believes that while some losses could occur the Company has adequately reserved for any potential loss.

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

Our historical loan loss experience remains low, even though we experienced higher loan losses in the last quarter of 2001 and the first quarter of this year than in prior periods. We believe that it is appropriate to maintain a higher allowance for estimated credit losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2001	2002
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$507,664	$482,289
Average loans outstanding during period	492,944	476,036
Allowance balance at beginning of period	5,063	5,751
Provision for loan losses	807	1,340
Charge offs:
Real estate	—	—
Commercial	—	(231)
Agriculture	(59)	(66)
Consumer	(11)	(5)

Total charge offs	(70)	(302)

Recoveries:
Real estate	1	1
Commercial	—	19
Consumer	1	—

Total recoveries	2	20

Net (charge offs) recoveries	(68)	(282)

Allowance balance at end of period	$5,802	$6,809

Allowance for loan loss to loans	1.14%	1.41%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.014)	(0.059)

(1) Includes loans held for sale

While pursuing our growth strategy, we continue to employ appropriate underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2002 increased by $1,058,000 to $6.8 million from $5.75 million at December 31, 2001. The growth in the allowance was due to the $1,340,000 provision, which was partially offset by $282,000 in net charge offs during the nine month period. While management cannot predict with any certainty the future level of charge offs, the continuation of a weak economy may result in further charge offs.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2002, cash and cash equivalents totaled $38.0 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $231,000, or 0.04% of total assets. At September 30, 2002, our banks maintained a credit facility with the FHLB of Seattle for $111.2 million, with total borrowings of $5.0 million as of September 30, 2002.

Capital

Stockholders’ equity at September 30, 2002 was $73.2 million compared with $78.5 million at December 31, 2001. During the period, we repurchased $10.6 million of Heritage Financial Corporation stock, declared dividends of $2.6 million (11.5 cents per share to shareholders of record on April 15, 2002, 12 cents per share to shareholders of record on July 15, 2002, and 12.5 cents per share to shareholders of record on October 15, 2002), realized income of $7.0 million, recorded $306,000 in unrealized gains on securities available for sale, and realized the effects of exercising stock options totaling $456,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2002, our leverage ratio was 11.5% compared with 12.2% at December 31, 2001. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 13.9% and 15.1%, respectively, at September 30, 2002 compared with 14.7% and 15.9%, respectively, at December 31, 2001.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2001.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

PART II.  OTHER INFORMATION

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)  Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.
(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976)

(b)  Reports on Form 8-K

On August 12, 2002, the Company filed a Form 8-K to satisfy the filing requirement mandated by Section 906 of the Sarbanes-Oxley Act of 2002, which provided for the Certification of Principal Executive Officer and Principal Financial Officer of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: November 12, 2002	By:	/s/ DONALD V. RHODES
Donald V. Rhodes Chairman, President, and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ EDWARD D. CAMERON
Edward D. Cameron Vice President and Treasurer (Principal Financial and Accounting Officer)

Certification of Principal Executive Officer

I, Donald V. Rhodes, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Heritage Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ DONALD V. RHODES
Donald V. Rhodes Chairman, President, and Chief Executive Officer Principal Executive Officer

Certification of Principal Financial Officer

I, Edward D. Cameron, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Heritage Financial Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ EDWARD D. CAMERON
Edward D. Cameron Vice President and Treasurer Principal Financial Officer