Form 10-K
period 2002-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2003-03-19
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 0-29480

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Fifth Avenue SW, Olympia, Washington 98501

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (360) 943-1500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant is $113,314,991 and is based upon the last sales price as quoted on the NASDAQ Stock Market for March 5, 2003.

The Registrant had 6,687,291 shares of common stock outstanding as of March 5, 2003.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated March 21, 2003 for the 2003 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2002

PART I

ITEM 1.    BUSINESS

General

Heritage Financial Corporation is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Savings Bank (“Heritage Bank”) and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (“BIF”). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

On March 5, 1999, we merged with Washington Independent Bancshares, Inc. whose wholly owned subsidiary was Central Valley Bank. This merger was accounted for as a pooling of interests, and accordingly, our financial information has been restated to include the accounts and results of operations of Washington Independent Bancshares, Inc. for all periods presented. Effective June 12, 1998, we acquired North Pacific Bancorporation, whose wholly owned subsidiary was North Pacific Bank, in a transaction accounted for under purchase accounting rules. North Pacific Bank was a Washington state-chartered commercial bank, which was merged into Heritage Bank effective November 20, 1998.

Effective with the year ending December 31, 1998, we changed our fiscal year end from June 30th to December 31st. On December 31, 1998, we filed a Transition Report Form 10-K with the SEC reporting for the six month period ended December 31, 1998. This filing of Form 10-K for the fiscal year ended December 31, 2002 will be the fourth full twelve month period filed with a calendar year end. Throughout this report, every effort has been made to clarify the accounting period being referenced (i.e. six months ending December 31, 1998 or year ending June 30, 1998) and when appropriate year to year comparisons are made that reflect equivalent twelve month periods (i.e. twelve months ending December 31, 1998 to twelve months ending December 31, 1999).

Market Areas

We offer financial services to meet the needs of the communities we serve through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has twelve full service offices, with six in Pierce County, five in Thurston County, and one in Mason County. Heritage Bank has one mortgage origination office, in Thurston County, which operates within a banking office. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Olympia enjoys a stable economic climate, largely due to federal and state government employees and retired and active duty military personnel (Fort Lewis and McChord Air Force Base are both located in our primary market area). State government is by far the largest employer in Thurston County, employing over 20% of the total county work force. Federal, county, and municipal government together comprise nearly 31% of the county’s civilian employment base.

Thurston County has a population of 207,355 and grew at a rate of over 28% during the 1990’s according to the U.S. Census Bureau 2000 Census. Thurston County’s growth has been spurred by increased government employment and the expansion of a large retirement population, including many former military personnel.

Pierce County, where the City of Tacoma is located, has a population of 700,820 according to the U.S. Census Bureau 2000 Census. Its economy is well diversified, with the principal industries being aerospace, shipping, military-related government employment, agriculture, and forest products.

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

Kittitas County is also located in central Washington and its county seat is the City of Ellensburg. The population of Kittitas County was 33,362 according to the U.S. Census Bureau 2000 Census. The county’s largest employer is government, and its economy is largely dependent upon agriculture.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. We have focused on commercial lending in recent years, which reflects our efforts to broaden our products and services to those more closely related to commercial banking. As a result of a soft economy and low interest rates commercial loans decreased in the recent year to $243.9 million, or 51.9% of total loans, as of December 31, 2002 from $263.1 million, or 52.8% of total loans, as of December 31, 2001. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages decreased to $187.6 million, or 39.9% of total loans, at December 31, 2002, from $198.6 million, or 39.8% of total loans, at December 31, 2001. As we pursue our strategy to focus on commercial lending within a struggling economy, management continues to emphasize strong asset quality.

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

	At December 31,
	1998		1999		2000		2001		2002
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$128,171	39.2%	$192,088	45.98%	$234,166	48.55%	$263,063	52.75%	$243,872	51.86%
Real Estate Mortgages
One-four family residential(1)	97,277	29.76	97,907	23.44	107,501	22.28	91,189	18.28	72,846	15.49
Five or more family residential and commercial properties	70,139	21.45	94,242	22.56	109,560	22.71	107,450	21.55	114,750	24.4

Total real estate mortgages	167,416	51.21	192,149	46	217,061	44.99	198,639	39.83	187,596	39.89
Real estate construction
One-four family residential	26,640	8.15	23,293	5.58	27,412	5.68	32,494	6.51	29,201	6.21
Five or more family residential and commercial properties	2,123	0.65	7,537	1.8	—	—	83	0.02	3,169	0.67

Total real estate construction(2)	28,763	8.8	30,830	7.38	27,412	5.68	32,577	6.53	32,370	6.88
Consumer	4,001	1.22	4,273	1.02	5,466	1.13	5,794	1.16	7,616	1.62

Gross loans	328,351	100.43%	419,340	100.38%	484,105	100.35%	500,073	100.27%	471,454	100.25%
Less deferred loan fees and other	(1,400)	(0.43)	(1,578)	(0.38)	(1,670)	(0.35)	(1,368)	(0.27)	(1,190)	(0.25)

Total loans receivable and loans held for sale	$326,951	100%	$417,762	100%	$482,435	100%	$498,705	100%	$470,264	100%

(1)	Includes loans held for sale of $7,618, $589, $1,931, $6,275 and $8,113 respectively.
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2002 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$81,184	$43,482	$119,206	$243,872
Real estate construction	25,322	7,048	—	32,370

Total	$106,506	$50,530	$119,206	$276,242

Fixed rate loans		$26,311	$28,201	$54,512
Variable or adjustable rate loans		24,219	91,005	115,224

Total		$50,530	$119,206	$169,736

Real Estate Lending

One- to Four-Family Residential Real Estate Lending.    The majority of our residential loans are secured by one- to four-family residences located in our primary market area. Our underwriting standards require that one- to four-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Our current policy is not to make ARMs with discounted initial interest rates (i.e., “teasers”). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

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

Construction Loans.    We originate one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and is comfortable with existing economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder’s cost less overhead, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and use outside inspectors to inspect the project prior to paying any draw requests from builders.

Construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does our single-family permanent mortgage lending. However, construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs of the project. As a result, these loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between borrowers and builders, and the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the liquidation of the loan depends on the builder’s ability to sell the property.

Commercial Business Lending

We offer commercial loans to sole proprietorships, partnerships, and corporations with an emphasis on real estate related industries and businesses in agricultural, health care, legal, and other professions. The types of commercial loans offered are business lines of credit secured primarily by real estate, accounts receivable and inventory, business term loans secured by real estate for either working capital or lot acquisition, Small Business Administration (“SBA”) loans, and unsecured business loans.

Commercial business lending generally involves greater risk than residential mortgage lending and these risks differ from those associated with residential and commercial real estate lending. Commercial real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, where liquidation of the underlying real estate collateral is viewed as the primary source of repayment if the borrower defaults. Although our commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

As of December 31, 2002, we had $243.9 million, or 51.9% of our total loans receivable, in commercial loans. The average loan size is approximately $225,000 with loans generally in amounts of $500,000 or less.

Origination and Sales of Loans

We originate real estate and other loans with approximately two-thirds of the residential mortgage volumes generated from our mortgage loan origination office. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

Consistent with our asset/liability management strategy, we sell a majority of our fixed rate and ARM residential mortgage loans to the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing for making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, we have a small amount of mortgage loan production which is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $7.9 million, $6.3 million, and $3.9 million in mortgage loans for others as of December 31, 2000, 2001, and 2002, respectively. We received fee income for servicing activities on mortgage loans of $27,000, $22,000, and $19,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Year ended June 30,	Six months ended December 31,	Years ended December 31,
	1998	1998	1999	2000	2001	2002
	(Dollars in thousands)
One- to four-family residential mortgage loans:
Originated	$118,774	$68,434	$78,248	$55,630	$103,634	$91,614
Sold	101,903	57,490	58,266	35,876	97,807	74,318
Gains on sales of loans, net	$2,406	$1,297	$1,079	$684	$1,669	$1,404

We have a minimal amount of purchased mortgage loans and mortgage loan participations.

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2002, we had outstanding commitments to extend credit, including letters of credit, in the amount of $98 million.

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

If a real estate loan payment is past due for 45 days or more, loan servicing personnel perform an in-depth review of the loan status, the condition of the property, and the borrower’s financial circumstances. Based upon the results of our review, we may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we may bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.

Real estate acquired by us is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

We consider loans as an in-substance foreclosure if the borrower has little or no equity in the property based upon its estimated fair value, repayment can be expected only from operation or sale of the collateral, the borrower has effectively abandoned control of the collateral, or it is doubtful the borrower will be able to repay the loan in the foreseeable future because of the borrower’s current financial status. In substance foreclosures are accounted for as if the properties were held as other real estate.

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

Classification of Assets.    Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, Division of Banks of the Washington State Department of Financial Institutions (“Division”), the Office of the Comptroller of the Currency (“OCC”), and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and real estate owned for the indicated dates.

	At December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Nonaccrual loans	$401	$1,804	$1,607	$1,962	$1,987
Restructured loans	—	—	—	—	—

Total nonperforming loans	401	1,804	1,607	1,962	1,987
Real estate owned	—	—	—	1,053	296

Total nonperforming assets	$401	$1,804	$1,607	$3,015	$2,283

Accruing loans past due 90 days or more	$8	$—	$1,086	$306	$19
Potential problem loans	877	2,826	2,422	4,631	11,261
Allowance for loan losses	3,957	4,264	5,063	5,751	6,874
Nonperforming loans to loans	0.12%	0.43%	0.33%	0.39%	0.42%
Allowance for loan losses to loans	1.21%	1.02%	1.05%	1.15%	1.46%
Allowance for loan losses to nonperforming loans	984.7%	236.27%	315.02%	293.12%	346.05%
Nonperforming assets to total assets	0.08%	0.35%	0.28%	0.49%	0.38%

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

Interest foregone (recovered) on nonaccrual loans was $129,612, $173,371 and ($29,986) for the years ended December 31, 2000, 2001, and 2002, respectively. Previous period interest foregone was immaterial.

Real estate owned at December 31, 2002 was $652,854 with $296,417 of this reported as a nonperforming asset. The difference is guaranteed by the Small Business Administration.

Potential Problem Loans.    Potential problem loans are those loans which are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and may result in placing the loan on nonaccrual. The increase of $6.6 million in potential problem loans from December 31, 2001 to December 31, 2002 is the result of a recent external credit review of Heritage Bank’s loan portfolio conducted at the request of management. The results of the credit review, while leading to an increase in our potential problem loans, provided us with a framework to improve our own internal credit review and approval processes. We are working with these borrowers to obtain appropriate information to properly evaluate and manage these loans.

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

Our historical loan loss experience remains low, even though we experienced higher loan losses in the last quarter of 2001 and during 2002 than in prior periods. We believe that it is appropriate, under current recessive conditions, to maintain a higher allowance for estimated credit losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

We have increased our allowance for loan losses over the past several years during a period of strong loan growth and changes in our loan portfolio composition. Our commercial loan portfolio now makes up approximately half of our loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio. We expect to continue to increase our allowance for loan losses because of the higher risk associated with commercial lending as experienced by the commercial banking industry.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Six Months Ended December 31,	Years Ended December 31,
	1998	1999	2000	2001	2002
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$326,952	$417,762	$482,435	$498,705	$470,264

Average loans outstanding during period	$319,645	$361,116	$445,813	$494,379	$472,785

Allowance balance at beginning of period	$3,929	$3,957	$4,264	$5,063	$5,751
Provision for loan losses	202	408	787	1,193	1,835
Allowance acquired with North Pacific Bank	—	—	—	—	—
Charge-offs:
Real estate(2)	(36)	(120)	(4)	(407)	(69)
Commercial	(146)	(117)	(34)	(88)	(657)
Consumer	(5)	(10)	(2)	(12)	(7)

Total charge-offs	(187)	(247)	(40)	(507)	(733)

Recoveries:
Real estate(2)	4	113	22	1	1
Commercial	9	32	29	—	20
Consumer	—	1	1	1	—

Total recoveries	13	146	52	2	21

Net (charge-offs) recoveries	(174)	(101)	12	(505)	(712)

Allowance balance at end of period	$3,957	$4,264	$5,063	$5,751	$6,874

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.05)%	(0.03)%	—%	(0.10)%	(0.15)%

(1)	Includes loans held for sale
(2)	During the periods shown, the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages, with the exception of the activity during 2001 and 2002. During 2001 and 2002, a portion of the activity relates to real estate construction loans.

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that may affect future loan losses in the categories shown below:

	At December 31,
	1998		1999		2000		2001		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$2,670	39.2%	$3,070	39.2%	$3,644	45.8%	$4,141	52.7%	$4,949	51.8%
Real Estate Mortgage
One-four family residential	156	29.6%	168	29.6%	200	23.3%	227	18.1%	271	15.4%
Five or more family residential and commercial properties	669	21.3%	721	21.3%	856	22.5%	972	21.5%	1,162	24.4%
Real estate construction:
One-four family residential.	135	8.1%	145	8.1%	274	5.6%	310	6.5%	370	6.2%
Five or more family residential and commercial properties	16	0.6%	17	0.6%	20	1.8%	23	—	28	0.6%
Consumer	54	1.2%	58	1.2%	69	1.0%	78	1.2%	94	1.6%
Unallocated	257		85		—		—		—

Net loans	$3,957	100.0%	$4,264	100.0%	$5,063	100.0%	$5,751	100.0%	$6,874	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2002, our investment securities portfolio totaled $51.0 million, which consisted of $48.2 million of securities available for sale and $2.8 million of securities held to maturity. This compares with a total portfolio of $30.2 million at December 31, 2001, which was comprised of $26.5 million of securities available for sale and $3.7 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in financial statement Notes 4 and 5.

Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our bank’s lending activities. The policy dictates the criteria for classifying securities as either available for sale or held for investment. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, FHLB stock, and federal funds. Investment in non-investment grade bonds, structured notes, and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding the carrying value, weighted average yields, and maturities or periods to repricing of our investment securities available for sale at December 31, 2002.

	Book Value	Fair Value	Weighted Average Yield (1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$9,521	$9,677	4.21%
Due after 1 year but within 5 years	13,012	13,129	3.96
Due after 5 years but within 10 years	200	202	5.27

	22,733	23,008

Mortgage backed securities
Due within one year	9,003	9,015	2.67
Due after 5 years but within 10 years	826	855	5.52
Due after 10 years	4,513	4,690	6.45

	14,342	14,560

Collateralized mortgage obligations
Due after 5 years but within 10 years	5,606	5,622	5.73
Due after 10 years	4,973	4,987	5.23

	10,579	10,609

Total all investments available for sale	$47,654	$48,177

The following table provides information regarding the carrying value, weighted average yields, and maturities or periods to repricing of our investment securities held to maturity at December 31, 2002.

	Book Value	Fair Value	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal bonds
Due within one year	$190	$195	6.73%
Due after 1 year but within 5 years	1,389	1,483	6.32
Due after 5 years but within 10 years	141	150	6.08

	1,720	1,828

Mortgage backed securities
Due within one year	31	32	4.28
Due after 1 year but within 5 years	14	14	8.04
Due after 5 years but within 10 years	131	139	8.82
Due after 10 years	926	1,008	8.05

	1,102	1,193

Total all investments held to maturity	$2,821	$3,021

(1)	Taxable equivalent weighted average yield.

We held $2.8 million of FHLB stock at December 31, 2002. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2002, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $1.2 million.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances decreased by $2.0 million in 2002, with the deposit mix shifting from certificate of deposits to non-interest and low interest bearing accounts. Customer deposits remain an important source, but these balances have been influenced in the past by adverse market changes in the industry and may be affected by similar future developments. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2002, we had no brokered deposits. The more significant deposit accounts offered by us are described below.

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

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31,:

	2000		2001		2002
	Average Balance (1)	Average Rate Paid	Average Balance (1)	Average Rate Paid	Average Balance (1)	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$99,089	2.81%	$126,302	2.07%	$143,617	1.20%
Savings	62,594	2.81	61,190	3.50	88,775	1.72
Certificates of deposit	226,335	3.56	244,369	5.24	222,997	3.07

Total interest bearing deposits	388,018	4.80	431,861	4.06	455,389	2.22
Demand and other noninterest bearing deposits	44,038	—	47,455	—	55,712	—

Total deposits	$432,056	4.31%	$479,316	3.66%	$511,101	1.98%

(1)	Average balances were calculated using average daily balances.

The following table provides the change in the balances of deposits during the year and the impact of credited interest on those deposits for the years ended December 31,:

	2000	2001	2002
	(Dollars in thousands)
Net increase in deposits	$55,166	$54,846	$2,036
Less: Interest credited	(18,456)	(18,126)	(10,146)

Net increase (decrease) before interest credited.	$36,710	$36,720	$(8,110)

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2002:

(Dollars in thousands)
Remaining maturity:
Three months or less	$7,605
Over three months through six months	33,156
Over six months through 12 months	7,698
Over twelve months	33,428

Total	$81,887

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the FHLB of Seattle to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB of Seattle, which is owned by us. We also have the ability to purchase federal funds up to $3.7 million with Key Bank. We maintain a line of credit of $5 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and 10% of assets for Central Valley Bank.

The following table is a summary of FHLB advances for the years ended December 31,:

	2000	2001	2002
	(Dollars in thousands)
Balance at period end	$23,125	$8,000	$—
Average balance during the period	10,451	17,924	1,167
Maximum amount outstanding at any month end	23,125	33,300	6,000
Average interest rate:
During the period	6.58%	5.33%	4.83%
At period end	6.81%	5.01%	—%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31,:

	2000	2001	2002
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	380	118	827
Maximum amount outstanding at any month end	2,043	168	3,607
Average interest rate:
During the period	9.86%	7.12%	4.58%
At period end	—%	0%	0%

The following table is a summary of fed funds purchased for the years ended December 31,:

	2000	2001	2002
	(Dollars in thousands)
Balance at period end	$1,000	$—	$—
Average balance during the period	501	82	—
Maximum amount outstanding at any month end	1,300	175	—
Average interest rate:
During the period	6.84%	6.52%	—%
At period end	7.13%	—%	—%

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

The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Federal Deposit Insurance Act requires an undercapitalized institution to send to the Federal Reserve a capital restoration plan with a guaranty by each company having control of the bank’s compliance with the plan.

We are required to file an annual report and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

We, and any subsidiaries which we may control, are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between our bank subsidiaries and affiliates are subject to numerous restrictions. With some exceptions, we, and our subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us, or our affiliates.

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier II capital includes Tier I capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier I and Tier II) of 8% of risk-adjusted assets.

Subsidiaries.    Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and Division of Banks of the Washington Department of Financial Institutions (“Division”). Central Valley Bank is a national bank chartered by the Office of the Comptroller of the Currency (“OCC”) and insured by the FDIC. In addition, Central Valley Bank is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve has supervisory authority over us and our subsidiary banks.

Among other things, applicable federal and state statutes and regulations which govern a bank’s operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations. The Division, the OCC, and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2002.

Federal laws generally bar institutions, which are not well capitalized, from accepting brokered deposits. The FDIC has issued rules, which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

Other Regulatory Developments.    Congress has enacted significant federal banking legislation in recent years. The following summarizes some of the recent significant federal banking legislation.

Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FDICIA”).    FIRREA, among other things,

•	created two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”);

•	permitted commercial banks that meet certain housing-related asset requirements to secure advances and other financial services from local Federal Home Loan Banks (“FHLBs”);

•	restructured the federal regulatory agencies for savings associations; and

•	greatly enhanced the regulators enforcement powers over financial institutions and their affiliates.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).    FDICIA went substantially farther than FIRREA in establishing a more rigorous regulatory environment. Under FDICIA, regulatory authorities are required to enact a number of new regulations, substantially all of which are now effective. These regulations include, among other things,

•	a new method for calculating deposit insurance premiums based on risk;

•	restrictions on acceptance of brokered deposits except by well-capitalized institutions;

•	additional limitations on loans to executive officers and directors of banks;

•	the employment of interest rate risk in the calculation of risk-based capital;

•	safety and soundness standards that take into consideration, among other things, management, operations, asset quality, earnings and compensation;

•	a five-tiered rating system from well-capitalized to critically undercapitalized, along with the prompt corrective action the agencies may take depending on the category; and

•	new disclosure and advertising requirements with respect to interest paid on savings accounts.

FDICIA and regulations adopted by the FDIC impose additional requirements for annual independent audits and reporting when a bank begins a fiscal year with assets of $500 million or more. These banks, or their holding companies, are also required to establish audit committees consisting of directors who are independent of management.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.    The Interstate Banking Act provides banks with greater opportunities to merge with other institutions and open branches nationwide, and also allows a bank holding company whose principal operations are in one state to apply to the Federal Reserve for approval to acquire a bank that is headquartered in a different state. States cannot “opt out” but may impose minimum time periods, not to exceed five years, for the target bank’s existence. The Interstate Banking Act also allows bank subsidiaries of bank holding companies to establish “agency” relationships with their depository institution affiliates. In an agency relationship, a bank can accept deposits, renew time deposits, close and service loans, and receive payments for a depository institution affiliate. States cannot “opt out”. The Interstate Banking Act allows banks whose principal operations are located in different states to apply to federal regulators to merge. This provision took effect June 1, 1997, unless states enacted laws to either authorize such transactions at an earlier date or prohibit such transactions entirely. The Interstate Banking Act also allows banks to apply to establish de novo branches in states in which they do not already have a branch office. This provision took effect June 1, 1997, but (i) states must enact laws to permit such branching and (ii) a bank’s primary federal regulator must approve any such branch establishment. The Washington legislature passed legislation that allows, subject to certain conditions, mergers or other combinations, relocations of banks’ main office and branching across state lines in advance of the June 1, 1997 date established by federal law.

Recent Legislation

Financial Services Reform Legislation.    On November 12, 1999, the Gramm-Leach-Bliley Act (“GLBA”) was enacted into law. The GLBA removes various barriers imposed by the Glass-Steagall Act of 1933, specifically those prohibiting banks and bank holding companies from engaging in the securities and insurance business. The GLBA also expands the bank holding company act framework to permit bank holding companies with subsidiary banks meeting certain capital and management requirements to elect to become a “financial holding company”.

Beginning March 2000, financial holding companies may engage in a full range of financial activities, including not only banking, insurance, and securities activities, but also merchant banking and additional activities determined to be “financial in nature” or “complementary” to an activity that is financial in nature. The GLBA also provides that the list of permissible financial activities will be expanded as necessary for a financial holding company to keep abreast of competitive and technological changes.

The GLBA also expands the activities in which insured state banks may engage. Under the GLBA, insured state banks are given the ability to engage in financial activities through a subsidiary, as long as the bank and its bank affiliates meet and comply with certain requirements. First, the state bank and each of its bank affiliates must be “well capitalized”. Second, the bank must comply with certain capital deduction and financial statement requirements provided under the GLBA. Third, the bank must comply with certain financial and operational safeguards provided under the GLBA. Fourth, the bank must comply with the limits imposed by the GLBA on transactions with affiliates.

Although the GLBA preserves the Federal Reserve as the umbrella supervisor of financial holding companies, it adopts an administrative approach to regulation that defers to the action and paperwork requirements of the “functional” regulators of insurers, broker-dealers, investment companies, and banks. Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over those operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of a financial holding company’s subsidiaries through its power over the financial holding company parent. In addition, the GLBA contains numerous trigger points related to legal non-compliance and other serious problems affecting bank affiliates that could lead to direct Federal Reserve involvement and the possible exercise of remedial authority affecting both financial holding companies and their affiliated operating companies.

USA Patriot Act.    On October 26, 2001, President George W. Bush signed into law the USA Patriot Act (“Patriot Act”). Title III of the Patriot Act concerns money laundering provisions that may affect many community banks. These provisions include:

•	The Secretary of the Treasury is authorized to impose special measures, such as recordkeeping or reporting, on domestic financial institutions that are a primary concern;

•	Financial institutions with private or correspondent accounts with non-U.S. citizens must establish policies and procedures to detect money laundering through those accounts;

•	Financial institutions are barred from maintaining correspondent accounts for foreign shell banks (that is a bank that does not have a physical presence in any county);

•	The Secretary of the Treasury is required to prescribe regulations to further encourage cooperation among financial institutions, regulators, and law enforcement agencies and officials to share information about terrorist acts and money laundering activities;

•	The Secretary of the Treasury is required to issue regulations to establish minimum procedures for financial institutions to use in verifying customer identity during the account-opening process;

•	Depository institutions are permitted to provide information to other institutions concerning the possible involvement in potentially unlawful activity by a current or former employee;

•	The Secretary of the Treasury is required to establish a secure website to receive suspicious activity reports and currency transaction reports, and provide institutions with alerts and other information regarding suspicious activity that warrant immediate attention; and

•	The federal bank regulators are required to consider the anti-money laundering record of each depository institution in evaluating applications under the Bank Merger Act.

Deposit Insurance.    Heritage Bank’s deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. Central Valley Bank is insured by the FDIC under the BIF to the maximum extent permitted by law. Each bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution’s capital (“well capitalized”, “adequately capitalized” or “undercapitalized”), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In addition, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Heritage Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the bonds issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. Recent legislative changes provided for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions were savings associations on that date. This merger did not occur.

Sarbanes-Oxley Act.    On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom, and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

•	The creation of an independent accounting oversight board;

•	Auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and the chief financial officer certify financial statements and the expansion of powers of audit committees;

•	Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;

•	Mandatory disclosure by analysts of potential conflicts of interest; and

•	A range of enhanced penalties for fraud and other violations.

Competition

We compete for loans and deposits with other thrifts, commercial banks, credit unions, mortgage bankers, and other institutions in the scope and type of services offered, interest rates paid on deposits, pricing of loans, and number and locations of branches, among other things. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our banks’ branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, and other services.

Employees

At December 31, 2002, we had 195 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. None of our employees are covered by a collective bargaining agreement.

ITEM 2.     PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 2002, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land), and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.     LEGAL PROCEEDINGS

We, and our banks, have certain litigation and possible negotiated settlements in progress resulting from activities arising from normal operations. In our opinion, none of these matters is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2002, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,809,373 outstanding shares of common stock. The last reported sales price on February 21, 2003 was $19.44 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2002 Quarter ended:
	March 31	June 30	September 30	December 31
High	$14.15	$15.95	$16.39	$17.57
Low	$11.65	$13.20	$14.45	$16.01

	2001 Quarter ended:
	March 31	June 30	September 30	December 31
High	$10.69	$10.93	$11.98	$11.97
Low	$9.38	$9.65	$10.30	$10.86

Since our stock offering in January 1998, we have declared the following quarterly cash dividends:

Declared	Cash Dividend per share	Record Date	Paid
March 24, 1998	$0.035	April 6, 1998	April 15, 1998
June 23, 1998	$0.040	July 6, 1998	July 15, 1998
September 18, 1998	$0.045	October 6, 1998	October 15, 1998
December 17, 1998	$0.050	January 15, 1999	January 25, 1999
March 25, 1999	$0.055	April 15, 1999	April 26, 1999
June 18, 1999	$0.060	July 15, 1999	July 27, 1999
September 17, 1999	$0.065	October 15, 1999	October 27, 1999
December 16, 1999	$0.070	January 14, 2000	January 27, 2000
March 17, 2000	$0.075	April 14, 2000	April 28, 2000
June 16, 2000	$0.080	July 14, 2000	July 28, 2000
September 21, 2000	$0.085	October 16, 2000	October 27, 2000
December 22, 2000	$0.090	January 19, 2001	January 31, 2001
March 27, 2001	$0.095	April 16, 2001	April 27, 2001
June 26, 2001	$0.100	July 16, 2001	July 25, 2001
September 28, 2001	$0.105	October 15, 2001	October 29, 2001
December 19, 2001	$0.110	January 15, 2002	January 30, 2002
March 19, 2002	$0.115	April 15, 2002	April 29, 2002
June 25, 2002	$0.120	July 15, 2002	July 26, 2002
September 23, 2002	$0.125	October 15, 2002	October 29, 2002
December 19, 2002	$0.130	January 15, 2003	January 30, 2003

Dividends to shareholders depend primarily upon the receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to us. For a period of ten years after the conversion from mutual to stock ownership, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in excess of one-half of the greater of the Bank’s net income for the current fiscal year or the average of the Bank’s net income for the current fiscal year, and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect of the dividend would be to reduce the Bank’s net worth below the amount required for the liquidation account. For Central Valley Bank, the approval of the OCC is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfer of surplus or fund for the retirement of any preferred stock. Other than the specific restrictions mentioned above, current regulations allow us, and our subsidiary banks to pay dividends on our common stock if our or our banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve, the OCC, and the FDIC.

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. Most of the Company’s stock options do not have any intrinsic value at grant date, therefore no compensation cost has been recognized for its stock option plan activity. However, during 2002 compensation expense was recognized for restricted stock awards and some incentive stock options. See the consolidated financial statement Notes 1(o) and 14 for further discussion and disclosures on stock options. See the following table for the consolidated activity within stock option plans 1994, 1997, 1998 and 2002 as of December 31, 2002, all of which were approved by stockholders:

Number of securities to be issued upon exercise of outstanding options and awards	586,200
Weighted average exercise price of outstanding options	$9.13
Number of securities remaining available for future issuance	515,188

ITEM 6.     SELECTED FINANCIAL DATA

	For the year ended June 30,	For the six months ended December 31,	For the years ended December 31,
	1998	1998	1999	2000	2001	2002
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$16,110	$11,017	$23,458	$24,841	$26,632	$30,203
Provision for loan losses	149	202	408	787	1,193	1,835
Noninterest income	4,261	2,901	4,038	4,190	5,925	6,181
Noninterest expense	13,690	10,275	18,773	19,323	20,624	20,254
Federal income tax expense	2,273	1,275	2,958	2,947	3,778	4,871
Net income	4,259	2,166	5,357	5,974	6,962	9,424
Earnings per share
Basic	0.41	0.20	0.50	0.66	0.87	1.31
Diluted	0.40	0.20	0.49	0.65	0.86	1.27
Dividend payout ratio(1)	18.4%	47.3%	50.1%	50.2%	46.9%	37.4%

Performance Ratios:
Net interest spread	4.14%	4.13%	4.56%	4.12%	4.33%	5.17%
Net interest margin(2)	5.05%	5.16%	5.49%	5.04%	4.98%	5.53%
Efficiency ratio(3)	67.20%	73.83%	68.27%	66.56%	63.35%	55.67%
Return on average assets	1.23%	0.92%	1.14%	1.11%	1.19%	1.58%
Return on average equity	6.77%	4.36%	5.32%	6.66%	8.52%	12.18%

	At December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Total assets	$475,871	$510,958	$573,530	$609,643	$594,587
Loans receivable, net	315,376	412,909	475,441	486,679	455,277
Loans held for sale	7,618	589	1,931	6,275	8,113
Deposits	366,998	405,068	460,234	515,080	517,116
Federal Home Loan Bank advances	687	2,800	23,125	8,000	—
Other borrowings	17	8	1,000	—	—
Stockholders’ equity	100,559	95,264	83,005	78,528	72,397
Book value per share	$9.27	$9.50	$10.09	$10.42	$10.63
Equity to assets ratio	21.13%	18.68%	14.47%	12.88%	12.18%
Asset Quality Ratios:
Nonperforming loans to loans	0.12%	0.43%	0.33%	0.39%	0.42%
Allowance for loan losses to loans	1.21%	1.02%	1.05%	1.15%	1.46%
Allowance for loan losses to nonperforming loans	984.70%	236.27%	315.02%	293.12%	346.05%
Nonperforming assets to total assets	0.08%	0.35%	0.28%	0.49%	0.38%
Other Data:
Number of banking offices	16	17	18	18	18
Number of full-time equivalent employees	229	222	211	198	195

(1)	Dividend payout ratio is declared dividends per share divided by earnings per share. Cash dividends prior to the January 1998 stock offering and conversion are not comparable to prior periods due to the former mutual holding company’s waiver of its pro rata cash dividends.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2002 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

In the fiscal year ended June 30, 1998, our growth strategy was bolstered by two significant events—the January 1998 stock offering and conversion, and our acquisition of North Pacific Bancorporation.

Through the January 1998 stock offering, we raised $63.0 million in net new capital, which has, and will continue to, enhance our ability to implement our growth strategy. Using $17.5 million of the net proceeds of the stock offering, we completed our first bank acquisition in June 1998 by purchasing all of the outstanding stock of North Pacific Bancorporation whose wholly owned subsidiary was North Pacific Bank. The all cash transaction was accounted for using purchase accounting rules. The acquisition of North Pacific Bank provided further geographical expansion into the Pierce County market area and enhanced expertise in commercial banking. During the six months ended December 31, 1998, we integrated the operations of North Pacific Bank into Heritage Bank culminating in the merging of data processing systems effective November 20, 1998 and substantially upgrading North Pacific Bank’s item processing capability to handle existing and projected future volumes.

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

In 1999, we were continuing to operate with capital levels well in excess of regulatory requirements and well in excess of our internal needs. We determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our outstanding shares. We began in April 1999 with the repurchase of 100,000 shares of our outstanding common stock for $0.8 million, or $8.56 per share. In October 1999, we began the first of five phases of the stock repurchase programs. The first phase of the repurchase program totaled 1,082,389 shares, or 10% of the then outstanding shares, which began in October 1999 and ended in February 2000. The second phase totaled 976,748 shares, or 10% of the then outstanding shares, which began in February 2000 and ended in August 2000. The third phase totaled 890,000 shares, which represented 10% of the then outstanding shares, which began in August 2000 and ended in May 2001. The fourth phase totaled 800,000 shares, which represented 10% of the then outstanding shares, which began in May 2001 and ended in June 2002. The fifth phase began during June 2002 for a total of 750,000 shares, which represented 10% of the then outstanding shares, of which 551,376 shares were repurchased as of December 31, 2002. By December 31, 2002, we repurchased a total of 4,403,667 shares of our stock representing 41% of the total outstanding as of March 31, 1999 at an average price of $10.37 per share.

In 2000, we conducted an extensive review of our strategic direction culminating in a new strategic plan that reaffirmed our 1994 goals with an increased emphasis on return on average equity and efficiency of operations. In pursuit of this strategy, we announced in January 2001 an initiative titled “Vision 2001” for Heritage Bank. To assist us, we engaged Alex Sheshunoff Management Services, L.P. (“ASM”). ASM completed an opportunities assessment during fiscal year 2000 for Heritage Bank with the objective of determining ways that we can optimize our earnings performance. Beginning in March 2001, ASM worked with us to implement those opportunities identified. We incurred the majority of the expenses associated with this project during the first and second quarters of 2001. We realized the benefits in the form of revenue enhancements and reduced expenses beginning with the third quarter of 2001 and continuing throughout 2002.

Critical Accounting Policies

Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. The Company considers its only material critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses.

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

Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar amounts of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing and non-interest bearing liabilities.

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

	Years Ended December 31,
	2000			2001			2002
	Average Balance (1)	Interest Earned/ Paid	Average Rate	Average Balance (1)	Interest Earned/ Paid	Average Rate	Average Balance (1)	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$445,813	$41,510	9.31%	$494,379	$43,111	8.72%	$472,785	$37,930	8.02%
Mortgage Backed Securities	2,174	180	8.27	4,069	301	7.40	7,589	482	6.35
Investment securities and FHLB Stock	41,885	2,393	5.71	25,622	1,406	5.49	35,363	1,546	4.37
Interest earning deposits	2,898	159	5.50	11,019	372	3.38	30,106	469	1.56

Total interest earning assets	$492,770	$44,242	8.98%	$535,089	$45,190	8.45%	$545,843	$40,427	7.41%
Noninterest earning assets	47,394			50,582			50,035

Total assets	$540,164			$585,671			$595,878

Interest Bearing Liabilities:
Certificates of deposit	$226,334	$13,617	6.02%	$244,369	$12,797	5.24%	$222,997	6,857	3.07%
Savings accounts	62,594	2,226	3.56	61,190	2,140	3.50	88,775	1,528	1.72
Interest bearing demand and money market accounts	99,089	2,787	2.81	126,302	2,618	2.07	143,617	1,720	1.20

Total interest bearing deposits	388,017	18,630	4.80	431,861	17,555	4.06	455,389	10,105	2.22
FHLB advances	10,441	722	6.92	18,002	961	5.34	1,189	56	4.74
Other borrowed funds	477	49	10.16	202	42	20.85	826	63	7.68

Total interest bearing liabilities	$398,935	$19,401	4.86%	$450,065	$18,558	4.12%	$457,404	$10,224	2.24%
Demand and other noninterest bearing deposits	44,038			47,455			55,712
Other noninterest bearing liabilities	7,463			6,479			5,378
Stockholders’ equity	89,728			81,672			77,384

Total liabilities and stockholders’ equity	$540,164			$585,671			$595,878

Net interest income		$24,841			$26,632			$30,203
Net interest spread			4.12%			4.33%			5.17%
Net interest margin			5.04%			4.98%			5.53%
Average interest earning assets to average interest bearing liabilities			123.52%			118.89%			119.33%

(1)	Calculated using average daily balances

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2000 Compared to 2001 Increase (Decrease) Due to			2001 Compared to 2002 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$4,523	$(2,921)	$1,602	$(1,882)	$(3,299)	$(5,181)
Mortgage backed securities	157	(36)	121	261	(80)	181
Investment securities and FHLB stock	(929)	(58)	(987)	534	(394)	140
Interest earning deposits	447	(235)	212	647	(550)	97

Total interest income	$4,198	$(3,250)	$948	$(440)	$(4,323)	$(4,763)

Interest bearing liabilities:
Certificates of deposit	$(1,085)	$1,905	$820	$(1,119)	$(4,821)	$(5,940)
Savings accounts	50	36	86	965	(1,577)	(612)
Interest bearing demand and money market accounts	(765)	934	169	359	(1,257)	(898)

Total interest bearing deposits	(1,800)	2,875	1,075	205	(7,655)	(7,450)
FHLB advances	(523)	284	(239)	(898)	(7)	(905)
Other borrowings	29	(22)	7	131	(110)	21

Total interest bearing liabilities	$(2,294)	$3,137	$843	$(562)	$(7,772)	$(8,334)

Financial Condition

Our total assets decreased $15.0 million, or 2.5%, to $594.6 million at December 31, 2002 from $609.6 million at December 31, 2001. Total loans declined by $28.4 million, or 5.7%, to $470.3 million at December 31, 2002 from $498.7 million at December 31, 2001. The majority of the decrease in loans was in commercial loans as they decreased to $243.9 million at December 31, 2002 from $263.1 million at December 31, 2001, a decrease of $19.2 million, or 7.3%. Assets declined primarily due to soft loan demand and the weak economy. Deposits grew $2.1 million, or 0.41%, to $517.1 million at December 31, 2002 from $515.0 million at December 31, 2001. Although the total deposit growth was moderate, the mix in deposits during 2002 shifted from higher cost deposits toward low interest and no interest transaction accounts. Certificates of deposit decreased to $210.9 million at December 31, 2002 from $238.6 million at December 31, 2001, a decrease of $27.7 million, or 11.6%. The noninterest bearing accounts increased to $73.9 million at December 31, 2002 from $54.2 million at December 31, 2001, an increase of $19.7 million, or 36.3%.

Results of Operations for the Years Ended December 31, 2002 and 2001

Net Income.    Our net income was $9.42 million or $1.27 per diluted share for the year ended December 31, 2002 compared to $6.96 million or $0.86 per diluted share for the previous year. The growth in income primarily resulted from an improved net interest margin, improved levels of noninterest income, and continued expense control. Average earning assets increased $10.7 million, ending the year at $545.8 million compared to the previous year end of $535.1 million. The average rate on average earning assets declined by 104 basis points. Average costing liabilities grew $7.3 million with cost of funds declining by 188 basis points over the prior year.

Net Interest Income.    Net interest income increased $3.6 million, or 13.4%, for the year ended December 31, 2002 compared with the previous year. The growth in net interest income resulted primarily from maintaining a strong net interest margin in a declining interest-rate environment. Average loans decreased by

$21.6 million, or 4.4%, with a decline in the average rate of 70 basis points. Average deposits increased $31.8 million, or 6.6%, with a more significant decline in the average rate of 168 basis points.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2002 increased to 5.53% from 4.98% for the previous year. Our net interest spread for the year ended December 31, 2001 increased to 5.17% from 4.33% for the prior year. This corresponded with the decrease in the average cost of funds to 2.24% for the year ended December 31, 2002 from 4.12% for the same period last year as well as the decrease in the average rate of interest earning assets to 7.41% for the year ended December 31, 2002 from 8.45% for the same period last year. The low rate environment is a result of a continued weak economy and an effort by the Federal Reserve to stimulate the economy.

Provision for Loan Losses.    During the year ended December 31, 2002, we provided $1.84 million through operations to maintain our allowance at an adequate level because of a continuation of the weak economy. For the year ended December 31, 2002, we experienced net charge-offs of $712,000 versus net charge-offs of $505,000 for the year ended December 31, 2001. The provision increased our allowance for loan loss as a percentage of total loans to 1.46% at December 31, 2002 from 1.15% at the end of 2001. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.38% at December 31, 2002 compared to 0.49% at December 31, 2001.

We consider the allowance for loan losses at December 31, 2002 to adequately cover known and reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $256,000, or 4.3%, for the year ended December 31, 2002 compared with the prior year. Service charges on deposits increased $327,000, or 16.4%, resulting from increased service charges and increased demand for deposit products. Merchant visa income increased $335,000, or 37.4%, due to a continual increase in business volumes. Mortgage banking income decreased $265,000 over the prior year. Mortgage loans sold during 2002 were $74.3 million versus $97.8 million sold during 2001. Additionally, the decrease in other income of $158,000 was attributable to the 2001 sale of Heritage Bank’s ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a gain on sale of investment of $157,000.

Noninterest Expense.    Total noninterest expense decreased $370,000, or 1.8%, for the year ended 2002 compared to the 2001 period. The current year noninterest expense reflects the elimination of goodwill, totaling $577,000 in prior years, due to the adoption of Financial Accounting Standard (FAS) 142 effective January 1, 2002, which requires that goodwill no longer be amortized, but instead periodically tested for impairment. Merchant Visa expenses also increased by $268,000, or 36.8%, which was in line with the increase in Merchant Visa income. Personnel expenses increased $226,000, or 2.2%. Other expenses decreased $412,000, or 11.1%, due primarily to the costs associated with the Vision 2001 initiative of $589,000 during 2001. We incurred Vision 2001 expenses during 2001, which were primarily consulting fees paid to Alex Sheshunoff Management Services, L.P.

Results of Operations for the Years Ended December 31, 2001 and 2000

Net Income.    Our net income was $6.96 million or $0.86 per diluted share for the year ended December 31, 2001 compared to $5.97 million or $0.65 per diluted share for the previous year. The growth in income primarily resulted from a strong mortgage banking environment leading to increased loan sale gains, the success of Heritage Bank’s Vision 2001 initiative, and our ability to maintain our net interest margin in a sharply declining interest rate environment. Average earning assets increased 42.3 million, ending the year at $535.1 million compared to the previous year end of $492.8 million. The average rate on average earning assets declined by

53 basis points. Average costing liabilities grew $51.1 million with cost of funds declining by 74 basis points over the prior year. The difference in growth between average earning assets and average costing liabilities is the result of stock repurchases during the year.

Net Interest Income.    Net interest income increased $1.8 million, or 7.2%, for the year ended December 31, 2001 compared with the previous year. The growth in net interest income resulted primarily from maintaining the net interest margin in a sharply declining interest-rate environment. Average loans increased by $48.6 million, or 10.9%, with a decline in the average rate of 59 basis points. Average deposits increased $43.8 million, or 11.3%, with a more significant decline in the average rate of 74 basis points.

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

Provision for Loan Losses.    During the year ended December 31, 2001, we provided $1.19 million through operations to maintain our allowance at an adequate level because of a weakening economy and the increase in our commercial loan portfolio. For the year ended December 31, 2001, we experienced net charge-offs of $505,000 with net recoveries of $12,000 for the year ended December 31, 2000. The provision increased our allowance for loan loss as a percentage of total loans to 1.15% at December 31, 2001 from 1.05% at the end of 2000. While our loan portfolio, and in particular commercial loans, has grown substantially over the past several years, our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.49% at December 31, 2001.

We consider the allowance for loan losses at December 31, 2001 to adequately cover reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $1.7 million, or 41.4%, for the year ended December 31, 2001 compared with the prior year. Mortgage banking income increased $985,000 as result of the declining interest rates and the large increase in refinancing of real estate loans. Total sales of mortgage loans increased by $61.9 million to $97.8 million for the year ended 2001 versus $35.9 million in 2000. Service charges on deposits increased $399,000, or 25.1%, resulting from increased service charges and increased demand for deposit products. Other income increased $427,000, or 28.8%, for 2001 as compared to 2000. This increase in other income was due to the $267,000, or 42.5%, increase in Merchant Visa Income, which is a relatively new product line that continues to expand. Additionally, the increase in other income was attributable to the sale of Heritage Bank’s ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a gain on sale of investment of $157,000.

Noninterest Expense.    Total noninterest expense increased $1.3 million, or 6.7%, for the year ended 2001 compared to the 2000 period. Personnel expenses increased a modest $188,000, or 1.9%, despite the $407,000 increase in mortgage commissions. As a result of the Vision 2001 initiative, Heritage Bank experienced employee layoffs and restructured mortgage commission incentives. Therefore, personnel expenses did not increase during the year. Other expenses increased $956,000, or 27.4%, due primarily to the costs associated with the Vision 2001 initiative of $589,000. We incurred Vision 2001 expenses during the first half of the year, which were primarily consulting fees paid to Alex Sheshunoff Management Services, L.P. Merchant Visa expenses also increased by $220,000, or 43.2%, which was in line with the increase in Merchant Visa income.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2002, cash and cash equivalents totaled $45.94 million, or 7.7% of total assets. At December 31, 2002, our banks maintained a credit facility with the FHLB of Seattle for $96 million (of which there was no outstanding balance at that date).

Although 2002 was not a year of growth in total assets, our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available credit lines to fund growth in assets. Total deposits increased $2.1 million, or 0.41%, to $517.1 million at December 31, 2002 from $515.0 million at December 31, 2001. The largest increase in deposits occurred in noninterest bearing accounts, which grew $19.7 million, or 36.3% to $73.9 million at December 31, 2002 from $54.2 million at December 31, 2001. The increase in noninterest bearing accounts was offset by the decline in certificates of deposit, which declined by $27.7 million, or 11.6%, to $210.9 million at December 31, 2002 from $238.6 million at December 31, 2001. Borrowings, all of which were from the FHLB, decreased to zero at December 31, 2002 from $8.0 million at December 31, 2001. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2002, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. As more fully discussed in the General section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations, in 1999 we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2002, we have repurchased 4,403,667 shares of our stock representing 41% of the total outstanding as of March 31, 1999 at an average price of $10.37 reducing our capital levels by $45.7 million.

Our capital levels will also be modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2002, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 88,901 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,583,000 at December 31, 2002.

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

Our asset and liability management strategies have resulted in a positive 3-month “gap” of 13.8% and a negative one year “gap” of -5.1% as of December 31, 2002. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and one year) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2002 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in three month category which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$122,575	$102,973	$154,662	$87,903	$2,151	$470,264
Investment securities	18,733	13,561	6,899	5,799	6,006	50,998
FHLB and Federal Reserve Stock	2,854	—	—	—	—	2,854
Fed funds sold	7,950	—	—	—	—	7,950
Interest earning deposits	19,192	—	—	—	—	19,192

Total interest earning assets	$171,304	$116,534	$161,561	$93,702	$8,157	$551,258

Interest Bearing Liabilities:
Total interest bearing deposits	$106,121	$201,395	$135,740	$—	$—	$443,256
FHLB advances and other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$106,121	$201,395	$135,740	$—	$—	$443,256

Rate sensitivity gap	$65,183	$(84,861)	$25,821	$93,702	$8,157	$108,002
Cumulative rate sensitivity gap:
Amount	65,183	(19,678)	(6,143)	99,845	108,002
As a percentage of interest earning assets	11.82%	(3.57)%	(1.11)%	18.11%	19.59%

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

Impact of Inflation and Changing Prices

Inflation affects our operations by increasing operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Recent Financial Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement was adopted June 1, 2002 and did not have an impact on the results of our operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This statement was adopted January 1, 2003 and did not have a material effect on the results of our operations or financial position.

In October 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 147, Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement addresses FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement was adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement were adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifying the accounting treatment and financial statement disclosure of certain guarantees issued and outstanding. Interpretation No. 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value undertaken in issuing the guarantee. In addition, guarantors must disclose the approximate term and nature of the guarantee, the maximum potential amount of future payments, current carrying amount of the liability and the nature of recourse provisions and collateral. The initial recognition and measurement provisions of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002. Management does not expect the adoption of the initial recognition and measurement provisions of Interpretation No. 45 to have a material impact on our consolidated financial statements, results of operations or liquidity. Disclosure provisions of Interpretation No. 45 became effective and were adopted by us on December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Application of this Interpretation is not expected to have a material effect on our financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see “Asset/Liability Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Neither we, nor our banks, maintain a trading account for any class of financial instrument, nor do we or they engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor our banks, are subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2003	2004	2005	2006- 2007	After 2008	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$11,414	$1,016	$3,493	$17,909	$17,135	$50,967
Weighted average interest rate	2.90%	4.00%	3.98%	4.14%	5.85%
Adjustable Rate	31	—	—	—	—	31
Weighted average interest rate	4.28%	—	—	—	—

Totals	11,445	1,016	3,493	17,909	17,135	$50,998	$51,198

Loans
Amounts maturing:
Fixed rate	$26,229	$5,500	$11,230	$29,920	$113,782	$186,661
Weighted average interest rate	7.56%	7.95%	8.82%	7.87%	7.44%
Adjustable rate	171,831	23,737	14,016	63,600	10,419	283,603
Weighted average interest rate	6.73%	7.69%	7.63%	7.24%	7.56%

Totals	$198,060	$29,237	$25,246	$93,520	$124,201	$470,264	$474,584

Certificates of Deposit
Amounts maturing:
Fixed rate	$185,619	$15,159	$4,106	$6,036	$—	$210,920	$213,361
Weighted average interest rate	2.62%	3.03%	3.89%	4.43%	—

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

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement dated March 21, 2003 (“Proxy Statement”) for the annual meeting of shareholders to be held April 30, 2003.

The required information with respect to our executive officers is incorporated by reference to the section entitled “Executive Officers” of the Proxy Statement.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

For information concerning executive compensation see “Executive Compensation” of the Proxy Statement, which is incorporated as part of this document by reference. Neither the Report of the Personnel and Compensation Committee nor the Stock Performance Graph, both of which are contained in the Proxy Statement, are incorporated as part of this document by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management, see “Security Ownership of Management” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 14.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date within 90 days of the filing of this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us and the reports filed are submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The consolidated financial statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2)  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

(3)  Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

21.0	Subsidiaries of the Company

23.0	Consent of KPMG LLP

24.0	Power of Attorney

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(b)  Reports on Form 8-K. The Company filed two reports on Form 8-K during 2002 as follows:

(1)  On June 10, 2002, the Company filed a Form 8-K announcing the approval of the fifth stock repurchase program. The Company approved the repurchase of an additional 10% of outstanding shares, or 750,000 shares.

(2)  August 12, 2002, The Company filed a Form 8-K to satisfy the filing requirement mandated by Section 906 of the Sarbanes-Oxley Act of 2002, which provided for the Certification of Principal Executive Officer and Principal Officer of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

HERITAGE FINANCIAL CORPORATION

Principal Executive Officer:

/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman, President and Chief Executive Officer

Principal Financial Officer:

/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President, Corporate Secretary and Treasurer

Dated:  March 18, 2003

Donald V. Rhodes, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 18, 2003, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Lynn M. Brunton	Brian Charneski	Jeffrey S. Lyon
Daryl D. Jensen	H. Edward Odegard	Brian L. Vance
James P. Senna	Peter Fluetsch
Philip S. Weigand	Melvin R. Lewis

/s/ DONALD V. RHODES
Donald V. Rhodes
Attorney in fact
March 18, 2003

Certification of Principal Executive Officer

I, Donald V. Rhodes, certify that:

1.	I have reviewed this annual report on Form 10-K of Heritage Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003

/S/ DONALD V. RHODES
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
Principal Executive Officer

Certification of Principal Financial Officer

I, Edward D. Cameron, certify that:

1.	I have reviewed this annual report on Form 10-K of Heritage Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 18, 2003

/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President, Corporate Secretary and Treasurer
Principal Financial Officer

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001, and 2002

Independent Auditors’ Report

The Board of Directors

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard No. 142—Goodwill and Other Intangible Assets.

Seattle, Washington

February 14, 2003

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2001 and 2002

(Dollars in thousands)

	2001	2002
ASSETS

Cash on hand and in banks	$24,465	$18,801
Interest earning deposits	21,311	19,192
Federal funds sold	5,000	7,950
Investment securities available for sale	26,479	48,177
Investment securities held to maturity	3,703	2,821
Loans held for sale	6,275	8,113
Loans receivable	492,430	462,151
Less: Allowance for loan losses	(5,751)	(6,874)

Loans receivable, net	486,679	455,277
Real Estate Owned	1,269	653
Premises and equipment, at cost, net	18,984	18,029
Federal Home Loan Bank and Federal Reserve stock, at cost	2,911	2,854
Accrued interest receivable	3,196	2,880
Prepaid expenses and other assets	2,731	3,200
Goodwill, net	6,640	6,640

	$609,643	$594,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$515,080	$517,116
Advances from Federal Home Loan Bank	8,000	—
Advance payments by borrowers for taxes and insurance	49	49
Accrued expenses and other liabilities	7,390	4,697
Deferred Federal income taxes, net	596	328

	531,115	522,190

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 7,534,232 and 6,809,373 shares outstanding at December 31, 2001 and 2002, respectively	45,686	33,587
Unearned compensation—ESOP and restricted stock award	(975)	(1,208)
Retained earnings, substantially restricted	33,775	39,672
Accumulated other comprehensive income, net	42	346

Total stockholders’ equity	78,528	72,397
Commitments and Contingencies	—	—

	$609,643	$594,587

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2000, 2001 and 2002

(Dollars in thousands, except per share amounts)

	2000	2001	2002
Interest income:
Loans	$41,510	$43,111	$37,930
Mortgage backed securities	180	301	482
Investment securities and Federal Home Loan Bank dividends	2,393	1,406	1,546
Interest on federal funds sold and overnight deposits	159	372	469

Total interest income	44,242	45,190	40,427

Interest expense:
Deposits	18,630	17,555	10,104
Other borrowings	771	1,003	120

Total interest expense	19,401	18,558	10,224

Net interest income	24,841	26,632	30,203
Provision for loan losses	787	1,193	1,835

Net interest income after provision for loan losses	24,054	25,439	28,368

Noninterest income:
Gains on sales of loans, net	684	1,669	1,404
Real estate operations	—	—	26
Commissions on sales of annuities and securities	196	92	87
Service charges on deposits	1,590	1,989	2,316
Rental income	239	267	263
Merchant visa income	629	896	1,231
Other income	852	1,012	854

Total noninterest income	4,190	5,925	6,181

Noninterest expense:
Salaries and employee benefits	10,105	10,293	10,519
Building occupancy	3,066	3,346	3,434
FDIC premiums and special assessment	85	90	88
Data processing	1,195	1,048	1,062
Marketing	401	392	439
Office supplies and printing	410	438	416
Goodwill amortization	577	577	—
Merchant visa	509	729	997
Other	2,975	3,711	3,299

Total noninterest expense	19,323	20,624	20,254

Income before Federal income tax expense	8,921	10,740	14,295
Federal income tax expense	2,947	3,778	4,871

Net income	$5,974	$6,962	$9,424

Basic earnings per common share	$0.66	$0.87	$1.31
Basic weighted average shares outstanding	9,098,604	7,964,521	7,209,356
Diluted earnings per common share	$0.65	$0.86	$1.27
Diluted weighted average shares outstanding	9,238,888	8,135,341	7,420,654

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2000, 2001 and 2002

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Unrealized gain (loss) on securities available for sale	Total stock- holders’ equity
Balance at December 31, 1999	10,025	$69,837	$(1,154)	$26,926	$(345)	$95,264
Earned ESOP shares	9	(5)	80	—	—	75
Exercise of stock options	41	200	—	—	—	200
Stock repurchased	(1,852)	(15,952)	—	—	—	(15,952)
Net income	—	—	—	5,974	—	5,974
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	344	344
Cash dividends declared	—	—	—	(2,900)	—	(2,900)

Balance at December 31, 2000	8,223	54,080	(1,074)	30,000	(1)	83,005
Earned ESOP shares	9	5	99	—	—	104
Exercise of stock options	102	411	—	—	—	411
Stock repurchased	(800)	(8,810)	—	—	—	(8,810)
Net income	—	—	—	6,962	—	6,962
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	43	43
Cash dividends declared	—	—	—	(3,187)	—	(3,187)

Balance at December 31, 2001	7,534	45,686	(975)	33,775	42	78,528
Restricted stock awards granted	—	429	(429)	—	—	—
Earned ESOP and restricted stock shares	44	45	196	—	—	241
Exercise of stock options	61	479	—	—	—	479
Stock repurchased	(830)	(13,052)	—	—	—	(13,052)
Net income	—	—	—	9,424	—	9,424
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	304	304
Cash dividends declared	—	—	—	(3,527)	—	(3,527)

Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397

Comprehensive Income	2000	2001	2002
Net income	$5,974	$6,962	$9,424
Increase in unrealized gain on securities available for sale, net of tax of $179, 22 and 164	344	43	304

Comprehensive income	$6,318	$7,005	$9,728

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2000, 2001 and 2002

(Dollars in thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income	$5,974	$6,962	$9,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,256	2,303	1,774
Gain on sale of investment securities available for sale	—	(41)	—
Gain on sale of other investments	—	(157)	(10)
Gain on sale of premises and equipment	—	—	(12)
Gain on sale of other real estate owned	—	—	(26)
Deferred loan fees, net of amortization	(71)	28	(42)
Provision for loan losses	787	1,193	1,835
Net increase in loans held for sale	(1,342)	(4,344)	(1,838)
Deferred Federal income tax benefit	(271)	(192)	(432)
Net, Federal Home Loan Bank stock dividends (redemptions) and Federal Reserve Stock	(153)	(186)	57
Recognition of compensation related to ESOP and restricted stock shares	75	104	241
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(2,670)	2,889	(2,836)

Net cash provided by operating activities	4,585	8,559	8,135

Cash flows from investing activities:
Loans (originated) paid down, net of principal payments and loan sales	(63,248)	(13,728)	29,125
Proceeds from other real estate owned			1,126
Maturities of investment securities available for sale	3,329	48,649	40,149
Sales of investment securities available for sale	—	6,041	—
Maturities of investment securities held to maturity	1,093	1,679	882
Purchase of investment securities held to maturity	—	(325)	—
Purchase of investment securities available for sale	(476)	(43,370)	(61,379)
Proceeds from sale of other investments	—	157	10
Purchase of premises and equipment	(2,319)	(1,181)	(833)
Proceeds from premises and equipment	—	—	26

Net cash (used in) provided by investing activities	(61,621)	(6,078)	9,106

Cash flows from financing activities:
Net increase in deposits	55,166	54,846	2,036
Net increase (decrease) in FHLB advances	20,325	(15,125)	(8,000)
Net increase (decrease) in other borrowed funds	992	(1,000)	—
Advance payments by borrowers for taxes and insurance	(12)	(314)	—
Cash dividends paid	(2,863)	(3,178)	(3,537)
Exercise of stock options	200	411	479
Repurchase of common stock	(15,952)	(8,810)	(13,052)

Net cash (used in) provided by financing activities	57,856	26,830	(22,074)

Net increase (decrease) in cash and cash equivalents	820	29,311	(4,833)
Cash and cash equivalents at beginning of year	20,645	21,465	50,776
Cash and cash equivalents at end of year	$21,465	$50,776	$45,943

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$19,159	$19,161	$10,304
Federal income taxes	3,492	2,962	6,743
Supplemental disclosure of noncash investing activities:
Mortgage loans transferred to real estate owned	$—	$1,269	$484

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

The Company’s business consists primarily of focusing on lending and deposit relationships with small businesses including agribusiness and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. The Company also makes residential construction loans, income property loans and consumer loans.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2001 and 2002 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

(d)  Investment Securities

The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examinations.

(h)  Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owned. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

(i)  Mortgage Banking Operations

The Company sells mortgage loans primarily on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale. In addition, there are some mortgage loans brokered to other lenders, which are recognized to income as incurred.

Commitments to sell mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the mortgage if the mortgage loan is approved and closed by the Bank. As a result, management believes that market risk is minimal.

Loan servicing income is recorded when earned. Loan servicing costs are charged to expense as incurred.

(j)  Real Estate Owned

Real estate acquired by the Company in satisfaction of debt is held for sale and recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value less estimated costs to sell.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

(l)  Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and was being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill amounted to $2,020 as of December 31, 2001. Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142—Goodwill and Other Intangible Assets, which resulted in goodwill no longer being amortized. Instead, goodwill is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its implied value. The Company evaluates any potential impairment of goodwill on an annual basis at the Heritage Bank level.

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

(n)  Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

(o)  Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2002 resulting from restricted stock awards and certain incentive stock options.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the years ended December 31,:

	2000	2001	2002
Net income:
As reported	$5,974	$6,962	$9,424
Plus compensation costs recognized under ABP No. 25, net of taxes	—	—	96
Less SFAS No. 123 compensation costs	(265)	(323)	(285)

Pro forma	$5,709	$6,639	$9,235

Basic earnings per share:
As reported	$0.66	$0.87	$1.31
Plus compensation costs recognized under ABP No. 25, net of taxes	—	—	.01
Less SFAS No. 123 compensation costs	(.03)	(.04)	(.04)

Pro forma	$0.63	$0.83	$1.28

Diluted earnings per share:
As reported	$0.65	$0.86	$1.27
Plus compensation costs recognized under ABP No. 25, net of taxes	—	—	.01
Less SFAS No. 123 compensation costs	(.03)	(.04)	(.04)

Pro forma	$0.62	$0.82	$1.24

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the years ended December 31, 2000, 2001 and 2002 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life (in years)	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2000	5.16%	7	32%	4.21%	2.41
December 31, 2001	5.00%	7	19%	4.04%	1.69
December 31, 2002	3.63%	7	20%	3.97%	1.84

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(2)    Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2001 and 2002 consist of the following:

	2001	2002
Commercial loans	$263,063	$243,872

Real estate mortgages:
One to four family residential	91,189	72,846
Five or more family residential and commercial real estate	107,450	114,750

Total real estate mortgage	198,639	187,596

Real estate construction:
One to four family residential	32,494	29,201
Five or more family residential and commercial real estate	83	3,169

Total real estate construction	32,577	32,370
Consumer	5,794	7,616

Subtotal	500,073	471,454
Unamortized yield adjustments	(1,368)	(1,190)

Total loans receivable and loans held for sale	$498,705	$470,264

As of December 31, 2001 and 2002, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $3,299 and $7,385, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. The Company did not have any borrowings from Directors or Executive Officers at December 31, 2002.

Accrued interest on loans receivable amounted to $2,923 and $2,584 as of December 31, 2001 and 2002, respectively. The weighted average interest rate on loans was 7.8% and 7.3% for December 31, 2001 and 2002, respectively. The Company had $1,962 and $1,987 of impaired loans, which were nonaccruing as of December 31, 2001 and 2002, respectively. The annual average balance of impaired loans for the years ended December 31, 2001 and 2002 were $1,820 and $3,271, respectively. The allowance for loan losses specifically allocated to impaired loans at December 31, 2001 and 2002 totaled $345 and $246, respectively. Interest recognized on impaired loans for the years ended December 31, 2000, 2001 and 2002 totaled $23, $26 and $146, respectively. Interest on nonaccrual loans foregone (recovered) was $130, $173, and ($30) for the years ended December 31, 2000, 2001 and 2002, respectively. The Company has no commitments to extend additional credit on loans that are nonaccrual or impaired at December 31, 2002.

Details of certain mortgage banking activities at December 31, 2001 and 2002 are as follows:

	2001	2002
Loans held for sale at lower of cost or market	$6,275	$8,113
Loans serviced for others	6,349	3,852
Commitments to sell mortgage loans	10,465	10,608
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	6,747	3,839
Variable or adjustable rate	412	288

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Servicing fee income from mortgage loans serviced for others amounted to $27, $22 and $19 for the years ended December 31, 2000, 2001 and 2002, respectively.

As of December 31, 2002, the Company had commitments of $56.7 million in other commercial lines of credit, $20.7 million in real estate commitments (both construction and lines of credit), and $20.6 million in other commitments (including consumer credit lines and letters of credit).

(3)    Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31,:

	2000	2001	2002
Balance at beginning of period	$4,264	$5,063	$5,751
Provision	787	1,193	1,835
Recoveries	52	2	21
Charge offs	(40)	(507)	(733)

Balance at end of period	$5,063	$5,751	$6,874

(4)    Investment Securities Available For Sale

The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2001
U.S. Government and its agencies	$19,317	$95	$(115)	$19,297
Mortgage backed and related securities:
Collateralized mortgage obligations	2,159	9	(37)	2,131
Other	4,941	140	(30)	5,051

Totals	$26,417	$244	$(182)	$26,479

December 31, 2002
U.S. Government and its agencies	$22,733	$282	$(7)	$23,008
Mortgage backed and related securities:
Collateralized mortgage obligations	10,579	59	(29)	10,609
Other	14,342	218	—	14,560

Totals	$47,654	$559	$(36)	$48,177

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2002 are shown below:

	Amortized cost	Fair value
Due in one year or less	$11,035	$11,222
Due after one year through three years	3,500	3,545
Due after three through five years	17,519	17,572
Due after five years through ten years	6,114	6,160
Due after ten years	9,486	9,678

Totals	$47,654	$48,177

During the year ended December 31, 2001 there were sales of investment securities available for sale resulting in a $41 gain. There were no sales of investment securities available for sale during the years ended December 31, 2000 and 2002.

Accrued interest on investment securities available for sale amounted to $231 and $258 as of December 31, 2001 and 2002, respectively.

At December 31, 2001 and 2002, investment securities available for sale with fair values of $9,989 and $12,065, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

We had no securities available for trading at December 31, 2001 or 2002.

(5)    Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
December 31, 2001
Mortgage backed securities:
FNMA certificates	$232	$15	$—	$247
FHLMC certificates	350	21	—	371
GNMA certificates	976	85	—	1,061
Municipal bonds	2,145	60	—	2,205

	$3,703	$181	$—	$3,884

December 31, 2002
Mortgage backed securities:
FNMA certificates	$140	$10	$—	$150
FHLMC certificates	273	17	—	290
GNMA certificates	688	65	—	753
Municipal bonds	1,720	108	—	1,828

	$2,821	$200	$—	$3,021

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2002 are shown below:

	Amortized cost	Fair value
Due in one year or less	$192	$198
Due after one year through three years	965	1,022
Due after three years through five years	336	365
Due after five years through ten years	371	397
Due after ten years	957	1,039

Totals	$2,821	$3,021

There were no sales of investment securities held to maturity during the years ended December 31, 2000, 2001 and 2002.

Accrued interest on investment securities held to maturity amounted to $23 and $17 as of December 31, 2001 and 2002, respectively.

At December 31, 2001 and 2002, investment securities held to maturity with amortized cost values of $5,157 and $6,439, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)    Premises and Equipment

A summary of premises and equipment at December 31, 2001 and 2002 follows:

	2001	2002
Land	$4,548	$4,538
Buildings and building improvements	16,437	17,423
Furniture, fixtures and equipment	12,629	12,167

	33,614	34,128
Less accumulated depreciation	14,630	16,099

	$18,984	$18,029

(7)    Goodwill and Other Intangible Assets —Adoption of Statement 142

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141—Business Combinations and SFAS No. 142—Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for by using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being included in goodwill. Alternatively, certain amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

results of operations. Rather, goodwill and certain intangibles are reviewed for impairment, written down, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its implied value. The provisions of each statement were adopted by us on January 1, 2002. Nonamortized goodwill in the amount of $6,640 was subject to the transition provisions of SFAS Nos. 141 and 142. Other than the discontinuation of monthly goodwill amortization, the adoption of this statement did not have a material impact on the results of our operations or financial position.

The following table illustrates the impact of adopting SFAS No. 141 and 142 at December 31,:

	2000	2001	2002
Net Income:
Reported net income	$5,974	$6,962	$9,424
Add back: Goodwill amortization	577	577	—

Pro forma net income	$6,551	$7,539	$9,424

Basic earnings per share:
As reported basic earnings per share	$0.66	$0.87	$1.31
Add back: Goodwill amortization	0.06	0.07	—

Pro forma basic earnings per share	$0.72	$0.94	$1.31

Diluted earnings per share:
As reported diluted earnings per share	$0.65	$0.86	$1.27
Add back: Goodwill amortization	0.06	0.07	—

Pro forma diluted earnings per share	$0.71	$0.93	$1.27

(8)    Deposits

Deposits consist of the following at December 31,:

	2001		2002
	Amount	Percent	Amount	Percent
Non interest demand deposits	$54,157	10.5%	$73,860	14.3%
NOW accounts	65,232	12.7	64,881	12.5
Money market accounts	68,523	13.3	73,978	14.3
Savings accounts	88,543	17.2	93,477	18.1
Certificate accounts	238,625	46.3	210,920	40.8

	$515,080	100.0%	$517,116	100.0%

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The combined weighted average interest rate of deposits was 2.42% and 1.57% at December 31, 2001 and 2002, respectively. Accrued interest payable on deposits was $319 and $277 at December 31, 2001 and 2002, respectively. Interest expense, by category are as follows for the years ended December 31,:

	2000	2001	2002
NOW accounts	$990	$1,045	$779
Money market accounts	2,972	2,888	493
Savings accounts	1,050	825	1,975
Certificate accounts	13,618	12,797	6,857

	$18,630	$17,555	$10,104

At December 31, 2002, the scheduled maturities of certificates of deposit are as follows:

Within one year	$185,619
Between one and two years	15,159
Between two and three years	4,106
Between three and four years	495
Between four and five years	5,541

$210,920

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $97,054 and $81,887 at December 31, 2001 and 2002, respectively.

(9)    FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2002, the Company maintained a credit facility with the FHLB of Seattle for $96 million (of which there was no outstanding balance at that date).

The Company is required to maintain an investment in the stock of FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 2002, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. The Company maintained $2.8 million in FHLB stock at December 31, 2002. Purchases and sales of stock are made directly with the FHLB at par value. During 2002, the Company was required to redeem FHLB stock totaling $238 due to the new capital structure requirements issued by FHLB.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

A summary of FHLB Advances is summarized as follows:

	2001	2002
Balance at period end	$8,000	$—
Average balance	17,924	1,167
Maximum amount outstanding at any month end	33,300	6,000
Average interest rate:
During the period	5.33%	4.83%
At period end	5.01%	—%

At December 31, 2001 and 2002, the Company did not have any overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2002, the Company was required to maintain $101,975 in collateral to meet the collateral requirements of FHLB.

(10)    Federal Funds Purchased

The maximum and average outstanding balances and average interest rates on federal funds purchased are summarized as follows:

	2001	2002
Maximum outstanding at any month-end	$175	$—
Average outstanding	82	—
Weighted average interest rate:
For the period	6.52%	—%
End of period	—	—

The Company also maintains a federal funds line with Key Bank for $3,700. This line is renewed annually, and currently matures July 1, 2003. As of December 31, 2002 there were no overnight federal funds purchased.

(11)    Key Bank Line of Credit

The Company maintains a line of credit for $5 million with Key Bank, which is renewed annually, and currently matures in March 2003. The usage on the Key Bank line of credit is summarized as follows:

	2001	2002
Balance at period end	$—	$—
Average balance during the period	118	827
Maximum amount outstanding at any month end	168	3,607
Average interest rate:
During the period	7.12%	4.58%
At period end	—	0%

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(12)    Federal Income Taxes

Federal income tax expense consists of the following for the years ended December 31,:

	2000	2001	2002
Current	$3,218	$3,970	$5,303
Deferred	(271)	(192)	(432)

	$2,947	$3,778	$4,871

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% and 35% for income in excess of $10 million for the years ended December 31,:

	2000	2001	2002
Income tax expense at Federal statutory rate	$3,033	$3,652	$5,003
Goodwill	196	196	—
Other, net	(282)	(70)	(132)

	$2,947	$3,778	$4,871

The following table presents major components of the deferred Federal income tax liability resulting from differences between financial reporting and tax bases for the years ended December 31,:

	2001	2002
Deferred tax assets:
Allowance for loan losses	$1,604	$2,215
Management bonus	56	63
Vacation benefits	88	100
Other	122	98

Total deferred tax assets	1,870	2,476
Deferred tax liabilities:
Deferred loan fees	704	749
Premises and equipment	1,101	1,159
FHLB stock	639	710
Unrealized gain on sale of available for sale securities	22	186

Total deferred tax liabilities	2,466	2,804

Deferred Federal income taxes, net	$596	$328

The realization of the Company’s deferred tax assets is dependent upon the Company’s ability to generate taxable income in future periods. Management has evaluated available evidence supporting the realization of its deferred tax assets and determined it is more likely than not that deferred tax assets will be realized.

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2002, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(13)    Stockholders’ Equity

(a)  Stock Repurchase Program

On April 26, 1999 the board of directors of the Company authorized the repurchase in the open market of 100,000 of its outstanding common shares. This was accomplished in the second quarter of 1999 for $0.8 million, or $8.56 per share. In October of 1999, the Company began the first of five stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 and completed in May 2001. The fourth program for a total of 800,000 shares representing 10% of the then outstanding shares was commenced in May 2001 and completed in June 2002. The fifth program began during June 2002 for a total of 750,000 shares, which represented 10% of the then outstanding shares, of which 551,376 shares were repurchased as of December 31, 2002. Collectively as of December 31, 2002, the Company repurchased 4,403,667 shares of our stock representing 41% of the total outstanding as of March 31, 1999 at an average price of $10.37.

(b)  Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31,:

	2000	2001	2002
Basic:
Basic weighted average shares outstanding	9,098,604	7,964,521	7,239,657
Less restricted stock awards	—	—	(30,301)

Total basic weighted average shares outstanding	9,098,604	7,964,521	7,209,356
Diluted:
Basic weighted average shares outstanding	9,098,604	7,964,521	7,209,356
Incremental shares from stock options and restricted stock awards	140,284	170,820	211,298

Weighted average shares outstanding	9,238,888	8,135,341	7,420,654

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

There were 72,600 shares of common stock options outstanding at December 31, 2000, whose exercise price were greater than the market price of the common stock and therefore not included in the computation of diluted earnings per share. There were no antidilutive outstanding options to purchase common stock at December 31, 2001 or December 31, 2002.

(c)  Cash Dividend Declared

On December 19, 2002, the Company announced a quarterly cash dividend of 13 cents per share payable on January 30, 2003, to shareholders of record on January 15, 2003.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(d)  Restrictions on Dividends

Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank, Central Valley Bank, and earnings from the investment of the net proceeds from the Conversion retained by the Company.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of (i) the greater of the Bank’s net income for the current fiscal year or (ii) the average of the Bank’s net income for the current fiscal year and not more than two of the immediately preceding fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

At Central Valley Bank the approval of the Comptroller of the Currency is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

(14)    Stock Option Plans

In September 1994, Heritage Bank’s stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, Heritage Bank’s stockholders approved the adoption of the 1997 stock option plan, which is generally similar to the 1994 plan. On October 15, 1998, the Company’s stockholders approved the adoption of the 1998 stock option plan, which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans. On April 25, 2002, The Company’s stockholders approved the adoption of the 2002 Incentive Stock Option Plan, the 2002 Director Nonqualified Stock Option Plan and the 2002 Restricted Stock Plan, which are generally similar to the 1994, 1997 and 1998 stock plans.

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 344,996 shares. The 1997 plan provides for the granting of options and stock awards up to 257,460 common shares. The 1998 plan provides for the grant of stock options and stock awards for up to 461,125 shares. The 2002 Incentive Stock Option plan provides for the grant of stock options for up to 430,000 shares. The 2002 Director Nonqualified Stock Option plan provides for the grant of stock options for up to 70,000 shares. The 2002 Restricted Stock plan provides for the grant of stock awards for up to 50,000 shares. The number of shares remaining available for future issuance totaled 515,188 as of December 31, 2002.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued under the 1998 plan have a five year cliff vesting.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table summarizes stock option activity for the years ended December 31, 2000, 2001 and 2002.

	Outstanding Options		Exercisable Options
Shares Under Option	Shares	Avg. Option Price	Shares	Avg. Option Price
Balance at December 31, 1999	501,257	$6.06	209,459	$4.24
Options granted	123,900	9.23	—	—
Became exercisable	—	—	165,802	6.17
Less: Exercised	(41,181)	3.24	(41,181)	2.49
Expired or canceled	(13,800)	9.37	(1,003)	8.94

Balance at December 31, 2000	570,176	6.87	333,077	5.40

Options granted	35,100	10.14	—	—
Became exercisable	—	—	106,250	9.43
Less: Exercised	(102,340)	4.02	(102,340)	4.02
Expired or canceled	(35,675)	9.04	(35,675)	6.85

Balance at December 31, 2001	467,261	7.57	301,312	6.85

Restricted stock awards granted	35,000	12.25	—	—
Options granted	149,100	12.25	—	—
Became exercisable	—	—	90,850	9.05
Less: Exercised	(61,611)	6.52	(61,611)	6.52
Expired or canceled	(3,550)	10.47	(3,550)	9.23

Balance at December 31, 2002	586,200	$9.13	327,001	$7.55

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2002 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Number of Exercisable Option Shares	Weighted Average Remaining Contractual Life (in years)
$ 3.11	9,441	—	9,441	—
$ 3.58	109,109	1.6	109,109	1.6
$ 8.50	5,600	4.3	5,600	4.3
$11.13	53,100	3.4	53,100	3.4
$ 9.00	11,550	3.7	11,550	3.7
$ 8.75	6,900	3.7	6,900	3.7
$ 8.13	600	3.7	600	3.7
$ 8.56	1,200	3.8	1,200	3.8
$ 8.50	1,400	3.8	1,400	3.8
$ 8.25	9,000	3.9	9,000	3.9
$ 8.44	70,500	4.4	70,500	4.4
$ 7.72	7,950	4.7	3,300	4.7
$ 7.50	500	4.7	—	4.7
$ 7.81	7,200	4.8	4,400	4.8
$ 8.00	1,200	4.9	800	4.9
$ 9.75	75,900	5.3	49,400	5.3
$10.15	29,450	5.7	9,250	5.7
$10.05	2,400	5.8	800	5.8
$12.25	144,150	6.6	—	6.6
$15.95	4,050	7.0	—	7.0

	551,200	4.4	346,350	3.3

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The above table does not include the shares issued under the restricted stock award plan of 1998. There were 35,000 shares issued on February 19, 2002 at the fair market value of $12.25, which were approved by shareholders on April 25, 2002. The compensation expense associated with theses awards is being booked over the vesting life of 5 years. For the year ended December 31, 2002, $126 in compensation expense was booked. The unvested shares are not included for the calculation of basic earnings per share but are included in diluted earnings per share.

(15)    Regulatory Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the Federal Deposit Insurance Corporation (FDIC). The Federal Reserve requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2001 and December 31, 2002, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well-capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2001:
The Company consolidated
Tier 1 leverage capital to average assets	$17,644	3%	$29,406	5%	$71,846	12.2%
Tier 1 capital to risk-weighted assets	19,535	4	29,302	6	71,846	14.7
Total capital to risk-weighted assets	39,069	8	48,837	10	77,681	15.9

Heritage Bank
Tier leverage capital to average assets	15,211	3	25,352	5	62,818	12.4
Tier 1 capital to risk-weighted assets	17,277	4	25,916	6	62,818	14.5
Total capital to risk-weighted assets	34,555	8	43,193	10	68,000	15.7

Central Valley Bank
Tier leverage capital to average assets	2,436	3	4,060	5	6,245	7.7
Tier 1 capital to risk-weighted assets	2,315	4	3,473	6	6,245	10.8
Total capital to risk-weighted assets	4,630	8	5,788	10	6,814	11.8

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

	Minimum Requirements		Well-capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2002:
The Company consolidated
Tier 1 leverage capital to average assets	$17,737	3%	$29,562	5%	$65,411	11.1%
Tier 1 capital to risk-weighted assets	19,120	4	28,680	6	65,411	13.7
Total capital to risk-weighted assets	38,240	8	47,800	10	71,403	14.9

Heritage Bank
Tier leverage capital to average assets	14,938	3	24,897	5	55,201	11.1
Tier 1 capital to risk-weighted assets	16,650	4	24,976	6	55,201	13.3
Total capital to risk-weighted assets	33,301	8	41,626	10	60,421	14.5

Central Valley Bank
Tier leverage capital to average assets	2,803	3	4,672	5	6,777	7.3
Tier 1 capital to risk-weighted assets	2,450	4	3,674	6	6,777	11.1
Total capital to risk-weighted assets	4,899	8	6,124	10	7,443	12.2

(16)    Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401k plan at Central Valley Bank into one plan (KSOP). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”).

The pension portion of the KSOP is a defined contribution retirement plan. The plan allows participation to all employees upon completion of one year of service and the attainment of 21 years of age. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $257, $316, and $426 are included in the consolidated statements of income for the years ended December 31, 2000, 2001 and 2002, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2002. Employer contributions for the years ended December 31, 2000, 2001 and 2002 were $161, $154, and $162, respectively.

The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established for eligible employees the ESOP and related trust effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. Eligible participants include eligible employees of the Company who are at least 21 years of age and with one year of service. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $126, $64 and $96 for the years ended December 31, 2000, 2001 and 2002, respectively.

For the year ended December 31, 2002, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 88,901 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,583 at December 31, 2002.

(a)  Severance Agreements

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, following a change of control of the Company.

(17)    Fair Value of Financial Instruments

Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of values. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

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

(c)  Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2002 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

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

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2001		December 31, 2002
	Book value	Fair value	Book value	Fair value
Financial Assets

Cash on hand and in banks	$24,465	$24,465	$18,801	$18,801
Interest bearing deposits	21,311	21,311	19,192	19,192
Federal funds sold	5,000	5,000	7,950	7,950
Investment securities available for sale	26,479	26,479	48,177	48,177
Investment securities held to maturity	3,703	3,884	2,821	3,021
FHLB and Federal Reserve stock	2,911	2,911	2,854	2,854
Loans receivable and loans held for sale	498,705	497,195	470,264	474,584

Financial Liabilities

Deposits:
Savings, money market and demand	$276,455	$276,455	$306,196	$306,196
Time certificates	238,625	240,137	210,920	213,361

Total deposits	515,080	516,592	517,116	519,557

FHLB advances	8,000	8,000	—	—

(18)  Contingencies

The Company is involved in numerous business transactions, which, in some cases, depend on regulatory determination as to compliance with rules and regulations. Also, the Company has certain litigation and negotiations in progress. All such matters are attributable to activities arising from normal operations. In the opinion of management, after review with legal counsel, the eventual outcome of the aforementioned matters is unlikely to have a materially adverse effect on the Company’s consolidated financial statements or its financial position.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(19)    Heritage Financial Corporation (Parent Company Only)

Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2001	2002
ASSETS

Cash and interest earning deposits	$1,985	$3,175
Loans receivable—ESOP	1,119	1,056
Investment in subsidiary banks	75,620	68,518
Other assets	914	743

	$79,638	$73,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$1,110	$1,095
Total stockholders’ equity	78,528	72,397

	$79,638	$73,492

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2000	2001	2002
Interest income:
Interest income	$70	$26	$16
ESOP loan	102	98	93
Other income:
Equity in undistributed income of subsidiaries	6,284	7,264	9,864

Total income	6,456	7,388	9,973
Interest expense	47	41	63
Other expenses	595	541	712

Total expense	642	582	775

Income before federal income taxes	5,814	6,806	9,198
Benefit for income taxes	(160)	(156)	(226)

Net income	$5,974	$6,962	$9,424

Basic earnings per common share	$0.66	$0.87	$1.31
Diluted earnings per common share	0.65	0.86	1.27

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$5,974	$6,962	$9,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(6,284)	(7,264)	(9,864)
Dividends from subsidiaries	16,600	12,400	16,950
Recognition of compensation related to ESOP and restricted stock shares	75	104	241
Other	(19)	—	—
Net change in other assets and liabilities	275	(238)	476

Net cash provided by operating activities	16,621	11,964	17,227
Cash flows from investing activities:
ESOP loan principal repayments	54	58	63
Purchase of premises & equipment	(1)	—	—

Net cash provided by investing activities	53	58	63
Cash flows from financing activities:
Cash dividends paid	(2,863)	(3,178)	(3,527)
Exercise of stock options	200	411	479
Stock repurchase	(15,952)	(8,810)	(13,052)

Net cash used in financing activities	(18,615)	(11,577)	(16,100)

Net (decrease) increase in cash and cash equivalents	(1,941)	445	1,190
Cash and cash equivalents at beginning of period	3,481	1,540	1,985

Cash and cash equivalents at end of period	$1,540	$1,985	$3,175

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(20)    Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

	Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,304	$10,221	$10,007	$9,894
Interest expense	2,943	2,610	2,398	2,273

Net interest income	7,361	7,611	7,609	7,621
Provision for loan losses	306	539	495	495

Net interest income after provision for loan losses	7,055	7,072	7,114	7,126
Non-interest income	1,393	1,484	1,552	1,753
Non-interest expense	4,986	5,147	4,944	5,177

Income before provision for income taxes	3,462	3,409	3,722	3,702
Provision for income taxes	1,169	1,152	1,262	1,289

Net income	$2,293	$2,257	$2,460	$2,413

Basic earnings per share	$0.31	$0.31	$0.35	$0.35
Diluted earnings per share	0.30	0.30	0.34	0.34
Cash dividends declared	0.115	0.120	0.125	0.130

	Year ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$11,706	$11,445	$11,212	$10,821
Interest expense	5,509	4,948	4,434	3,662

Net interest income	6,197	6,497	6,778	7,159
Provision for loan losses	277	240	290	385

Net interest income after provision for loan losses	5,920	6,257	6,488	6,774
Non-interest income	1,424	1,363	1,509	1,629
Non-interest expense	5,179	5,613	4,786	5,046

Income before provision for income taxes	2,165	2,007	3,211	3,357
Provision for income taxes	776	723	1,132	1,147

Net income	$1,389	$1,284	$2,079	$2,210

Basic earnings per share	$0.17	$0.16	$0.27	$0.29
Diluted earnings per share	0.16	0.16	0.26	0.28
Cash dividends declared	0.095	0.100	0.105	0.110

INDEX TO EXHIBITS

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

21.0	Subsidiaries of the Company

23.0	Consent of KPMG LLP

24.0	Power of Attorney

99.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).