Form 10-Q
period 2003-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2003-05-09
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29480

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization) 201 Fifth Avenue SW, Olympia, WA (Address of principal executive office)	91-1857900 (I.R.S. Employer Identification No.) 98501 (ZIP Code)

(360) 943-1500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 13, 2003 there were 6,703,953 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

PART I.	Financial Information	Page

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2003 and Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

	Signatures	19

	Certifications	20

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
INTEREST INCOME:
Loans	$8,647	$9,659
Investment securities and FHLB dividends	545	502
Interest bearing deposits and fed funds sold	85	143

Total interest income	9,277	10,304
INTEREST EXPENSE:
Deposits	1,988	2,881
Borrowed funds	12	62

Total interest expense	2,000	2,943

Net interest income	7,277	7,361
Provision for loan losses	495	306

Net interest income after provision for loan loss	6,782	7,055
NONINTEREST INCOME:
Gains on sales of loans	415	276
Service charges on deposits	586	537
Rental income	66	69
Merchant visa income	325	280
Other income	235	231

Total noninterest income	1,627	1,393
NONINTEREST EXPENSE:
Salaries and employee benefits	2,803	2,586
Building occupancy	866	902
Data processing	296	249
Marketing	82	99
Office supplies and printing	97	109
Merchant visa	263	220
Other	842	821

Total noninterest expense	5,249	4,986

Income before federal income taxes	3,160	3,462
Federal income taxes	1,099	1,169

Net income	$2,061	$2,293

Earnings per share:
Basic	$0.31	$0.31
Diluted	$0.30	$0.30

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Cash on hand and in banks	$15,339	$18,801
Interest earning deposits	10,795	19,192
Federal funds sold	8,500	7,950
Investment securities available for sale	48,678	48,177
Investment securities held to maturity	2,679	2,821
Loans held for sale	8,376	8,113
Loans receivable	469,657	462,151
Less: Allowance for loan losses	(7,338)	(6,874)

Loans receivable, net	462,319	455,277
Other real estate owned	235	653
Premises and equipment, net	18,095	18,029
Federal Home Loan Bank and Federal Reserve stock, at cost	2,899	2,854
Accrued interest receivable	2,565	2,880
Prepaid expenses and other assets	2,889	3,200
Goodwill	6,640	6,640

Total assets	$590,009	$594,587

Liabilities and Stockholders’ Equity
Deposits	$514,458	$517,116
Accrued expenses and other liabilities	5,498	4,746
Deferred federal income taxes	279	328

Total liabilities	520,235	522,190
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,672,921 and 6,809,373 shares outstanding at March 31, 2003 and December 31, 2002, respectively	29,928	33,587
Unearned compensation—ESOP and other	(1,198)	(1,208)
Retained earnings, substantially restricted	40,794	39,672
Accumulated other comprehensive income	250	346

Total stockholders’ equity	69,774	72,397
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$590,009	$594,587

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2003

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Earned ESOP and restricted stock shares	2	27	10	—	—	37
Stock repurchase	(215)	(4,221)	—	—	—	(4,221)
Exercise of stock options	77	535	—	—	—	535
Net income	—	—	—	2,061	—	2,061
Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	(96)	(96)
Cash dividends declared	—	—	—	(939)	—	(939)

Balance at March 31, 2003	6,673	$29,928	$(1,198)	$40,794	$250	$69,774

Comprehensive Income	Three months ended March 31,
	2003	2002
Net income	$2,061	$2,293
Change in unrealized gain (loss) on securities available for sale, net of tax of $49 and $74	(96)	(144)

Comprehensive income	$1,965	$2,149

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$2,061	$2,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	449	462
Gain on sale of premises and equipment	—	(9)
Deferred loan fees, net of amortization	14	(71)
Provision for loan losses	495	306
Net (increase) decrease in loans held for sale	(263)	3,014
Federal Home Loan Bank stock dividends and Federal Reserve Stock	45	(42)
Recognition of compensation related to ESOP and restricted stock awards	37	28
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	1,019	(3,098)

Net cash provided by operating activities	3,812	2,883

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(7,133)	14,505
Proceeds from maturities/calls of investment securities available for sale	20,376	3,802
Proceeds from maturities/calls of investment securities held to maturity	142	171
Purchase of investment securities available for sale	(20,732)	(9,679)
Purchase of premises and equipment	(519)	(72)
Proceeds from sale of premises and equipment	5	20

Net cash provided by (used in) investing activities	(7,817)	8,747

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,658)	1,296
Net decrease in borrowed funds	—	(8,000)
Net decrease in advance payment by borrowers for taxes and insurance	(22)	(23)
Cash dividends paid	(939)	(843)
Proceeds from exercise of stock options	535	176
Stock repurchased	(4,221)	(886)

Net cash used in financing activities	(7,304)	(8,280)

Net increase (decrease) in cash and cash equivalents	(11,309)	3,350
Cash and cash equivalents at beginning of period	45,943	50,776

Cash and cash equivalents at end of period	$34,634	$54,126

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$2,095	$2,784
Federal income taxes	2,037	1,250
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	1,029	225

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2003 and 2002

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2002 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Application of this Interpretation did not have a material effect on our financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2003	2002
Basic:
Weighted average shares outstanding	6,770,643	7,516,871
Less: Weighted average unvested restricted stock awards	(35,000)	(15,556)

Basic weighted average shares outstanding	6,735,643	7,501,315

Diluted:
Basic weighted average shares outstanding	6,735,643	7,501,315
Incremental shares from unexercised stock options and unvested restricted stock awards	231,865	155,698

Weighted average shares outstanding	6,967,508	7,657,014

As of March 31, 2003 and 2002, there were no anti-dilutive shares.

(b.) Cash Dividend Declared

On March 20, 2003, we announced a quarterly cash dividend of 13.5 cents per share payable on April 29, 2003 to stockholders of record on April 15, 2003.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during the first quarter of 2002 and the first quarter of 2003 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the quarters ended March 31:

	2003	2002
Net Income:
As Reported	$2,061	$2,293
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—
Less SFAS No. 123 compensation costs	(48)	(40)

Pro Forma	$2,013	$2,253

Basic earnings per share:
As Reported	$0.31	$0.31
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—
Less SFAS No. 123 compensation costs	(0.01)	(0.01)

Pro Forma	$0.30	$0.30

Diluted earnings per share:
As Reported	$0.30	$0.30
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—
Less SFAS No. 123 compensation costs	(0.01)	(0.01)

Pro Forma	$0.29	$0.29

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the quarters ended March 31, 2002, and 2003 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

	Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
Grant period ended
March 31, 2002	4.70%	6.5	24%	6.15%	1.25
March 31, 2003	3.52%	6.5	24%	3.85%	1.63

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2002 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets decreased $4.6 million (0.8%) for the quarter ended March 31, 2003 to $590.0 million from the December 31, 2002 balance of $594.6 million. Deposits decreased $2.6 million (0.5%) for the quarter ended March 31, 2003 to $514.5 million from the December 31, 2002 balance of $517.1 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $7.3 million (1.6%) to $470.7 million from the December 31, 2002 balance of $463.4 million. The increase in loans is the result of new business occurring late in the first quarter, a trend that may or may not continue, however, we are encouraged by the level of loan applications for both commercial real estate and business loans. Commercial loans continue to be the largest segment of loans at 53.9% and 51.9% as a percentage of all loans as of March 31, 2003 and December 31, 2002, respectively.

The Company’s stock repurchase program in the first quarter of 2003 continued to contribute to earnings per share. As of March 31, 2003, we have repurchased a total of 4,618,989 shares, or 42.5% of the total outstanding at March 1999, at an average price of $10.80 per share. During the quarter ended March 31, 2003, we repurchased 215,322 shares at an average price of $19.60. We began our current 10% repurchase program in mid-March 2003 with the goal to repurchase approximately 660,000 shares over a period of eighteen months. Through March 31, 2003, we purchased 16,698 shares under the current program at an average price of $21.14. We remain committed to repurchasing shares as long as equity ratios remain strong and the purchases are accretive to earnings per share.

Earnings Summary

Net income for the three months ended March 31, 2003 was $0.30 per diluted share compared to $0.30 per diluted share for the same period last year, or no change. Actual earnings for the three months ended March 31, 2003 were $2,061,000 compared to $2,293,000 for the same period in 2002, a decrease of 10.1%. The difference in performance on a per share basis versus actual dollar basis is the result of our ongoing stock repurchase program that continues to be accretive to earnings per share. The decline in actual earnings is primarily due to lower average loan balances. Average loans were $457.51 million for the period ended March 31, 2003 versus $479.93 million for the period ended March 31, 2002, a decline of 4.7%. The decline in loans is a result of weakness in the western Washington economy over the past year.

Net Interest Income

Net interest income for the three months ended March 31, 2003 decreased 1.1% to $7,277,000 from $7,361,000 for the same quarter in 2002. The net interest margin (net interest income divided by average interest earning assets) increased to 5.36% for the current quarter from 5.32% for the same quarter last year. We have been able to maintain our favorable margin primarily by reducing the levels of our more expensive deposits and increasing the levels of our non interest bearing deposits. Non interest bearing deposits averaged $61.53 million for the quarter ended March 31, 2003 versus $51.40 million for the quarter ended March 31, 2002, an increase of 19.6%. Interest income declined $1,027,000 or 10.0% over the same quarter last year and interest expense declined $943,000 or 32.0% over this same period. Certificates of deposit averaged $204.69 million with an average cost of 2.63% for the quarter ended March 31, 2003 compared to $235.39 million with an average cost of 3.42% for the same period in 2002. Borrowings averaged only $0.14 million with an average cost of 33.0% for the quarter ended March 31, 2003 compared to $4.36 million with an average cost of 5.02% for the same period in 2002. The average cost of borrowed funds in the first quarter of this year is disproportionately distorted by the loan fees paid to maintain a line of credit at the holding company level. We had no Federal Home Loan Bank borrowings during the current quarter. Our overall cost of interest bearing funds decreased to 1.78% for the quarter ended March 31, 2003 from 2.52% for the quarter ended March 31, 2002.

Provision for Loan Losses

The provision for loan losses was $495,000 for the current quarter up from $306,000 for the first quarter of 2002. We believe that the increase was necessary to ensure that we maintain our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weak economic conditions.

Noninterest Income

Noninterest income increased 16.8% to $1,627,000 for the first quarter of 2003 compared with $1,393,000 for the same quarter in 2002. The increase is the result of strong mortgage banking income which was up 50.4% over the same period last year, and increased service charge and Merchant Visa income.

Noninterest Expense

Noninterest expense increased 5.3% to $5,249,000 during the first quarter of 2003 compared to $4,986,000 for the first quarter of 2002. The majority of the increase occurred in salaries and employee benefits which were up 8.4% over the same period last year. Salaries were up over last year as a result of normal salary increases and increased commissions paid to our mortgage lenders. The efficiency ratio for the quarter ended March 31, 2003 was 58.95% compared to 56.96% for the comparable quarter in 2002. The efficiency ratio increase is a result of reduced net interest income combined with growth in noninterest expense in the quarter.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans increased to $478.0 million at March 31, 2003 from $470.3 million at December 31, 2002.

	At March 31, 2003	% of Total	At December 31, 2002	% of Total
	(Dollars in thousands)
Commercial	$257,593	53.89%	$243,872	51.86%
Real estate mortgages
One-to-four family residential	64,044	13.40	72,846	15.49
Five or more family residential and commercial properties	118,837	24.86	114,750	24.40

Total real estate mortgages	182,881	38.26	187,596	39.89
Real estate construction
One-to-four family residential	27,465	5.74	29,201	6.21
Five or more family residential and commercial properties	3,688	0.77	3,169	0.67

Total real estate construction	31,153	6.51	32,370	6.88
Consumer	7,617	1.59	7,616	1.62

Gross loans	479,244	100.25%	471,454	100.25%
Less: deferred loan fees	(1,211)	(0.25)	(1,190)	(0.25)

Total loans	$478,033	100.00%	$470,264	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2003	At December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$2,291	$1,986
Restructured loans	—	—

Total nonperforming loans	2,291	1,986
Other real estate owned	54	297

Total nonperforming assets	$2,345	$2,283

Accruing loans past due 90 days or more	$188	$19
Potential problem loans	10,389	11,261
Allowance for loan losses	7,338	6,874
Nonperforming loans to loans	0.48%	0.42%
Allowance for loan losses to loans	1.53%	1.46%
Allowance for loan losses to nonperforming loans	320.13%	346.05%
Nonperforming assets to total assets	0.40%	0.38%

Nonperforming assets increased to $2,345,000, or 0.40% of total assets, at March 31, 2003 from $2,283,000, or 0.38% of total assets at December 31, 2002. One credit represents more than half of the total nonperforming assets at March 31, 2003. We anticipate resolution of that credit to occur in the second quarter of this year, but as with all nonperforming assets, the ultimate resolution and timing are uncertain. We believe that we are adequately reserved for any potential losses.

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

Our historical loan loss experience remains low, however, we believe that it is appropriate to maintain a higher allowance for estimated credit losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

We have increased our allowance for loan losses over the past several years during periods of strong loan growth and changes in our loan portfolio composition. Our commercial loan portfolio has grown as a percentage of the total loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$478,033	$480,942
Average loans outstanding during period	457,512	479,925
Allowance balance at beginning of period	6,874	5,751
Provision for loan losses	495	306
Charge offs:
Real estate	—	(72)
Commercial	(31)	(121)
Agriculture		(13)
Consumer		(5)

Total charge offs	(31)	(211)

Recoveries:
Real estate	—	1
Commercial	—	—
Consumer	—	—

Total recoveries	—	1

Net (charge offs) recoveries	(31)	(210)

Allowance balance at end of period	$7,338	$5,847

Allowance for loan loss to loans	1.53%	1.22%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.007)%	(0.044)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the quarter ended March 31, 2003 increased by $463,000 to $7.34 million from $6.87 million at December 31, 2002. The growth in the allowance was due to a $495,000 provision, which was partially offset by $31,000 in net charge offs during the quarter. While pleased with the low level of charge offs in the first quarter of this year, we cannot predict with any certainty the future level of charge offs. The continuation of a weak economy may result in additional charge offs.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2003, cash and cash equivalents totaled $34.6 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.4 million, or 0.57% of total assets. At March 31, 2003, our banks maintained a credit facility with the FHLB of Seattle for $112.0 million, with zero borrowings as of March 31, 2003.

Capital

Stockholders’ equity at March 31, 2003 was $69.8 million compared with $72.4 million at December 31, 2002. During the period, we repurchased $4.2 million of Heritage Financial Corporation stock, declared dividends of $0.9 million (13.5 cents per share to shareholders of record on April 15, 2003), realized income of $2.1 million, recorded $96,000 in unrealized losses on securities available for sale, and realized the effects of exercising stock options totaling $535,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2003 our leverage ratio was 10.8% compared with 11.1% at December 31, 2002. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 13.0% and 14.2%, respectively, at March 31, 2003 compared with 13.7% and 14.9%, respectively, at December 31, 2002.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2002.

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

PART II. OTHER INFORMATION

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

On March 24, 2003 the Company filed an 8-K announcing the promotion of Brian L. Vance from President and Chief Operating Officer of Heritage Bank to President and Chief Executive Officer of Heritage Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: May 9, 2003	By	/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

	By	/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President and Treasurer
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

May 9, 2003

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

May 9, 2003

/s/ Edward D. Cameron
Edward D. Cameron Senior Vice President and Treasurer Principal Financial Officer