Form 10-Q
period 2003-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2003-07-31
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of July 15, 2003 there were 6,421,862 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$8,713	$9,575	$17,360	$19,234
Investment securities and FHLB dividends	442	542	988	1,044
Interest bearing deposits and fed funds sold	41	104	125	247

Total interest income	9,196	10,221	18,473	20,525
INTEREST EXPENSE:
Deposits	1,846	2,603	3,834	5,483
Borrowed funds	27	7	39	70

Total interest expense	1,873	2,610	3,873	5,553

Net interest income	7,323	7,611	14,600	14,972
Provision for loan losses	330	539	825	845

Net interest income after provision for loan losses	6,993	7,072	13,775	14,127
NONINTEREST INCOME:
Gains on sales of loans	640	259	1,055	535
OREO income	—	26	—	26
Service charges on deposits	627	589	1,213	1,126
Rental income	66	63	132	132
Merchant visa income	392	312	717	591
Other income	266	235	500	466

Total noninterest income	1,991	1,484	3,617	2,876
NONINTEREST EXPENSE:
Salaries and employee benefits	2,947	2,585	5,750	5,172
Building occupancy	921	847	1,787	1,749
Data processing	298	280	594	529
Marketing	103	141	186	240
Office supplies and printing	101	107	198	215
Merchant visa	321	255	583	475
Other	917	932	1,759	1,753

Total noninterest expense	5,608	5,147	10,857	10,133

Income before federal income taxes	3,376	3,409	6,535	6,870
Federal income taxes	1,170	1,152	2,268	2,320

Net income	$2,206	$2,257	$4,267	$4,550

Earnings per share:
Basic	$0.33	$0.31	$0.64	$0.61
Diluted	$0.32	$0.30	$0.62	$0.60

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Cash on hand and in banks	$17,508	$18,801
Interest earning deposits	5,552	19,192
Federal funds sold	5,000	7,950
Investment securities available for sale	38,784	48,177
Investment securities held to maturity	2,643	2,821
Loans held for sale	7,838	8,113
Loans receivable	483,627	462,151
Less: Allowance for loan losses	(7,666)	(6,874)

Loans receivable, net	475,961	455,277
Other real estate owned	35	653
Premises and equipment, net	18,245	18,029
Federal Home Loan Bank and Federal Reserve stock, at cost	2,911	2,854
Accrued interest receivable	2,649	2,880
Prepaid expenses and other assets	3,919	3,200
Goodwill	6,640	6,640

Total assets	$587,685	$594,587

Liabilities and Stockholders’ Equity
Deposits	$508,357	$517,116
Advances from Federal Home Loan Bank	4,380	—
Accrued expenses and other liabilities	9,923	4,746
Deferred federal income taxes	333	328

Total liabilities	522,993	522,190
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,407,603 and 6,809,373 shares outstanding at June 30, 2003 and December 31, 2002, respectively	23,432	33,587
Unearned compensation - ESOP and other	(1,188)	(1,208)
Retained earnings, substantially restricted	42,093	39,672
Accumulated other comprehensive income	355	346

Total stockholders’ equity	64,692	72,397
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$587,685	$594,587

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2003 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Earned ESOP and restricted stock shares	6	88	20	—	—	108
Stock repurchase	(523)	(11,063)	—	—	—	(11,063)
Exercise of stock options	116	820	—	—	—	820
Net income	—	—	—	4,267	—	4,267
Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	9	9
Cash dividends declared	—	—	—	(1,846)	—	(1,846)

Balance at June 30, 2003	6,408	$23,432	$(1,188)	$42,093	$355	$64,692

	Three months ended June 30,		Six months ended June 30,
Comprehensive Income	2003	2002	2003	2002
Net income	$2,206	$2,257	$4,267	$4,550
Change in unrealized gain (loss) on securities available for sale, net of tax of $(54), $168, $5 and $93	(96)	325	9	181

Comprehensive income	$2,110	$2,582	$4,276	$4,731

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$4,267	$4,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	894	904
Gain on sale of premises and equipment	—	(9)
Gain on sale of other investments	—	(8)
Gain on sale of other real estate owned	—	(26)
Deferred loan fees, net of amortization	95	(54)
Provision for loan losses	825	845
Net (increase) decrease in loans held for sale	(275)	1,514

Federal Home Loan Bank stock dividends and Federal Reserve Stock	(72)	(87)
Recognition of compensation related to ESOP and restricted stock awards	108	101
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	5,365	(3,523)

Net cash provided by operating activities	11,207	4,207

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(21,597)	16,529
Proceeds from other real estate owned	610	1,126
Proceeds from maturities/calls of investment securities available for sale	35,832	9,660
Proceeds from maturities/calls of investment securities held to maturity	178	401
Purchase of investment securities available for sale	(26,425)	(22,871)
Purchase of premises and equipment	(1,115)	(167)
Proceeds from sale of other investments	16	8
Proceeds from sale of premises and equipment	5	20

Net cash provided by (used in) investing activities	(12,496)	4,706

Cash flows from financing activities:
Net decrease in deposits	(8,759)	(10,230)
Net increase (decrease) in borrowed funds	4,380	(7,000)
Net decrease in advance payment by borrowers for taxes and insurance	(21)	(10)
Cash dividends paid	(1,846)	(1,721)
Proceeds from exercise of stock options	715	296
Stock repurchased	(11,063)	(5,815)

Net cash used in financing activities	(16,594)	(24,480)

Net increase (decrease) in cash and cash equivalents	(17,883)	(15,567)

Cash and cash equivalents at beginning of period	45,943	50,776

Cash and cash equivalents at end of period	$28,060	$35,209

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$3,890	$5,595
Federal income taxes	2,720	2,395
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	—	447

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2003 and 2002

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2002 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c). Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, as discussed in Note 3. The disclosure provisions of this statement were adopted in December 2002 and did not have a material effect on the results of our operations or financial position.

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

In April 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003. Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company’s operating results or financial position.

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of the provisions of this Statement to have a material effect on the Company’s operating results or financial position.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic:
Weighted average shares outstanding	6,679,874	7,416,504	6,725,008	7,466,459
Less: Weighted average unvested restricted stock awards	(35,824)	(35,000)	(35,414)	(25,525)

Basic weighted average shares outstanding	6,644,050	7,381,504	6,689,594	7,440,934

Diluted:
Basic weighted average shares outstanding	6,644,050	7,381,504	6,689,594	7,440,934
Incremental shares from unexercised stock options and unvested restricted stock awards	262,147	216,517	247,183	186,036

Weighted average shares outstanding	6,906,197	7,598,021	6,936,777	7,626,970

As of June 30, 2003 and 2002, there were no anti-dilutive shares.

(b.) Cash Dividend Declared

On June 24, 2003, we announced a quarterly cash dividend of 14.0 cents per share payable on July 28, 2003 to stockholders of record on July 15, 2003.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2002 and 2003 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income:
As Reported	$2,206	$2,257	$4,267	$4,550
Plus Compensation costs recognized under APB No. 25, net of taxes	15	26	6	34
Less SFAS No. 123 compensation costs, net of taxes	(47)	(32)	(79)	(58)

Pro Forma	$2,174	$2,251	$4,194	$4,526

Basic earnings per share:
As Reported	$0.33	$0.31	$0.64	$0.61
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—	—	—
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	—	(0.01)	(0.01)

Pro Forma	$0.32	$0.31	$0.63	$0.60

Diluted earnings per share:
As Reported	$0.32	$0.30	$0.62	$0.60
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—	—	—
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	—	(0.01)	(0.01)

Pro Forma	$0.31	$0.30	$0.61	$0.59

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the six months ended June 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2003	3.52%	6.5	24%	3.85%	1.63
June 30, 2002	4.70%	6.5	24%	6.15%	1.25

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

Financial Condition Data

Total assets decreased $6.9 million (1.2%) to $587.7 million as of June 30, 2003 from the December 31, 2002 balance of $594.6 million. Deposits decreased $8.7 million (1.7%) to $508.4 million as of June 30, 2003 from the December 31, 2002 balance of $517.1 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $20.4 million (4.4%) to $483.8 million as of June 30, 2003 from the December 31, 2002 balance of $463.4 million. The increase in loans is the result of new business beginning late in the first quarter and continuing through the second quarter, a trend that may or may not continue. However, we are encouraged by the current level of loan applications for both commercial real estate and business loans. Commercial loans continue to be the largest segment of loans at 54.3% and 51.9% as a percentage of all loans as of June 30, 2003 and December 31, 2002, respectively.

The Company’s stock repurchase program in the second quarter of 2003 continued to contribute to earnings per share. As of June 30, 2003, we have repurchased a total of 4,926,940 shares, or 45.4% of the total outstanding at March 1999, at an average price of $11.52 per share. During the quarter ended June 30, 2003, we repurchased 307,951 shares at an average price of $22.22. We began our current 10% repurchase program in mid-March 2003 with the goal to repurchase approximately 660,000 shares over a period of eighteen months. Through June 30, 2003, we purchased 324,649 shares under the current program at an average price of $22.16. We remain committed to repurchasing shares as long as equity ratios remain strong and the purchases are accretive to earnings per share.

Earnings Summary

Net income for the three months ended June 30, 2003 was $0.32 per diluted share compared to $0.30 per diluted share for the same period last year. Actual earnings for the three months ended June 30, 2003 were $2,206,000 compared to $2,257,000 for the same period in 2002, a decrease of 2.3%. Net income for the six months ended June 30, 2003 was $0.62 per diluted share compared to $0.60 per diluted share for the same period last year. Actual earnings for the six months ended June 30, 2003 were $4,267,000 compared to $4,550,000 for the same period in 2002, a decrease of 6.2%. The difference in performance on a per share basis versus actual dollar basis is the result of our ongoing stock repurchase program that continues to be accretive to earnings per share. Average loans were $474.1 million for the quarter ended June 30, 2003 versus $474.9 million for the quarter ended June 30, 2002, a decline of 0.2%. Average loans were $465.8 million for the six months ended June 30, 2003 versus $477.4 million for the six months ended June 30, 2002, a decline of 2.4%. The decline in loans is a result of weakness in the western Washington economy over the past year.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2003 decreased 3.8% to $7,323,000 from $7,611,000 for the same quarter in 2002. Net interest income before provision for loan losses for the six months ended June 30, 2003 decreased 2.5% to $14,600,000 from $14,972,000 for the same period in 2002. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.43% for the current quarter from 5.59% for the same quarter last year. The net interest margin decreased to $5.39% for the six months ended June 30, 2003 from 5.45% for the same period in 2002.

We have been able to maintain our favorable margin primarily by reducing the levels of our more expensive deposits and increasing the levels of our noninterest bearing deposits. Noninterest bearing deposits averaged $59.4 million for the quarter ended June 30, 2003 versus $54.1 million for the quarter ended June 30, 2002, an increase of 9.8%. Noninterest bearing deposits averaged $60.4 million for the six months ended June 30, 2003 versus $52.7 million for the six months ended June 30, 2002, an increase of 14.6%.

Interest income declined $1.0 million or 10.0% as compared to the second quarter last year and interest expense declined $737,000 or 28.2% during this same period. Interest income for the six months ended June 30, 2003 declined $2.05 million as compared to the same period last year and interest expense declined $1.68 million or 30.3% during this same period. Loans averaged $465.8 million with an average yield of 7.45% for the six months ended June 30, 2003 compared to average loans of $477.4 million with an average yield of 8.06% for the same period in 2002. Certificates of deposit averaged $203.1 million with an average cost of 2.56% for the six months ended June 30, 2003 compared to $231.8 million with an average cost of 3.24% for the same period in 2002.

Provision for Loan Losses

The provision for loan losses was $330,00 for the three months ended June 30, 2003, down from $539,000 for the second quarter of 2002. The provision for loan losses was slightly down at $825,000 for the six months ended June 30, 2003 from $845,000 for the same period in 2002. We believe that the 2002 provisions were necessary to ensure that we maintain our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weak economic conditions. However, during the second quarter of 2003 our largest non-accruing loan re-paid and the anticipated additional losses on this credit were not realized.

Noninterest Income

Noninterest income increased 34.2% to $1,991,000 for the second quarter of 2003 compared with $1,484,000 for the same quarter in 2002. Noninterest income increased 25.8% to $3,617,000 for the six months ended June 30, 2003 from $2,876,000. The increase is the result of strong mortgage banking income, which was up 97.2% for the six months ended June 30, 2003 compared to the same period last year, and increased service charge and Merchant Visa income.

Noninterest Expense

Noninterest expense increased 9.0% to $5,608,000 during the second quarter of 2003 compared to $5,147,000 for the second quarter of 2002. Noninterest expense increased 7.1% to $10,857,000 for the six months ended June 30, 2003 from $10,133,000 for the same period last year. The majority of the increase occurred in salaries and employee benefits which were up 14.0% to $2,947,000 for the three months ended June 30, 2003 compared to the same period last year. Salaries and benefits increased 11.2% to $5,750,000 for the six months ended June 30, 2003 from $5,172,000 for the same period last year. Salaries were up over last year as a result of normal salary increases, increased commissions paid to our mortgage lenders, and expansion of our commercial lending staff in Pierce County. The efficiency ratio for the quarter ended June 30, 2003 was 60.21% compared to 56.59% for the comparable quarter in 2002. The efficiency ratio for the six months ended June 30, 2003 was 59.60% compared to 56.77% for the same period last year. The efficiency ratio increases are a result of reduced net interest income combined with growth in noninterest expense during the above mentioned periods.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans increased to $491.5 million at June 30, 2003 from $470.3 million at December 31, 2002.

	At June 30, 2003	% of Total	At December 31, 2002	% of Total
	(Dollars in thousands)
Commercial	$267,080	54.34%	$243,872	51.86%
Real estate mortgages
One-to-four family residential	62,175	12.65	72,846	15.49
Five or more family residential and commercial properties	122,386	24.90	114,750	24.40

Total real estate mortgages	184,561	37.55	187,596	39.89
Real estate construction
One-to-four family residential	28,006	5.70	29,201	6.21
Five or more family residential and commercial properties	4,359	0.89	3,169	0.67

Total real estate construction	32,365	6.59	32,370	6.88
Consumer	8,734	1.78	7,616	1.62

Gross loans	492,740	100.26	471,454	100.25
Less: deferred loan fees	(1,275)	(0.26)	(1,190)	(0.25)

Total loans	$491,465	100.00%	$470,264	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2003	At December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$834	$1,986
Restructured loans	—	—

Total nonperforming loans	834	1,986
Other real estate owned	35	297

Total nonperforming assets	$869	2,283

Accruing loans past due 90 days or more	$364	$19
Potential problem loans	9,992	11,261
Allowance for loan losses	7,666	6,874
Nonperforming loans to loans	0.17%	0.42%
Allowance for loan losses to loans	1.56%	1.46%
Allowance for loan losses to nonperforming loans	919.18%	346.05%
Nonperforming assets to total assets	0.15%	0.38%

Nonperforming assets decreased to $869,000, or 0.15% of total assets, at June 30, 2003 from $2,283,000, or 0.38% of total assets at December 31, 2002. We believe that we are adequately reserved for any potential losses.

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. We add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for classified loans.

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

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$491,465	$480,157
Average loans outstanding during period	465,804	477,419
Allowance balance at beginning of period	6,874	5,751
Provision for loan losses	825	845
Charge offs:
Real estate	—	—
Commercial	(32)	(231)
Agriculture	(3)	(15)
Consumer	(2)	(5)

Total charge offs	(37)	(251)

Recoveries:
Real estate	2	1
Commercial	2	18
Consumer	—	—

Total recoveries	4	19

Net (charge offs) recoveries	(33)	(232)

Allowance balance at end of period	$7,666	$6,364

Allowance for loan loss to loans	1.56%	1.33%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.007)%	(0.049)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2003 increased by $792,000 to $7.67 million from $6.87 million at December 31, 2002. The growth in the allowance was due to an $825,000 provision, which was partially offset by $33,000 in net charge offs during the period. While pleased with the low level of charge offs in the first six months of this year, we cannot predict with any certainty the future level of charge offs. The continuation of a weak economy may result in additional charge offs.

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

We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2003, cash and cash equivalents totaled $28.1 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $12.3 million, or 2.1% of total assets. At June 30, 2003, our banks maintained a credit facility with the FHLB of Seattle for $112.0 million, with $4.4 million in borrowings as of June 30, 2003.

Capital

Stockholders’ equity at June 30, 2003 was $64.7 million compared with $72.4 million at December 31, 2002. During the period, we repurchased $11.1 million of Heritage Financial Corporation stock, declared dividends of $1.8 million, realized income of $4.3 million, recorded $9,000 in unrealized gains on securities available for sale, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $929,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2003 our leverage ratio was 10.0% compared with 11.1% at December 31, 2002. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 11.6% and 12.8%, respectively, at June 30, 2003 compared with 13.7% and 14.9%, respectively, at December 31, 2002.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2003.

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

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we are not subject to foreign currency exchange rate risk or commodity price risk.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 30, 2003.

b.	The following directors were elected to serve for a term of three years: Lynn M. Brunton, Melvin R. Lewis, and Philip S. Weigand.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Lynn M. Brunton	6,145,766	23,335
Melvin R. Lewis	6,144,566	24,535
Philip S. Weigand	6,131,518	37,583

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.
(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976)

(b) Reports on Form 8-K

On May 1, 2003 the Company filed an 8-K announcing the issuance of the press release, which announced operating earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: July 30, 2003	By	/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

	By	/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)