Form 10-Q
period 2003-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2003-11-10
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 15, 2003 there were 6,342,028 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$8,872	$9,394	$26,254	$28,628
Investment securities and FHLB dividends	377	530	1,366	1,574
Interest bearing deposits and fed funds sold	26	83	154	330

Total interest income	9,275	10,007	27,774	30,533
INTEREST EXPENSE:
Deposits	1,713	2,382	5,550	7,865
Borrowed funds	33	16	94	86

Total interest expense	1,746	2,398	5,644	7,951

Net interest income	7,529	7,609	22,130	22,582
Provision for loan losses	150	495	975	1,340

Net interest income after provision for loan losses	7,379	7,114	21,155	21,242
NONINTEREST INCOME:
Gains on sales of loans	634	346	1,690	881
OREO income	1	—	1	26
Service charges on deposits	613	594	1,825	1,720
Rental income	68	66	200	197
Merchant visa income	444	311	1,161	903
Other income	169	235	779	701

Total noninterest income	1,929	1,552	5,656	4,428
NONINTEREST EXPENSE:
Salaries and employee benefits	2,961	2,614	8,711	7,786
Building occupancy	987	834	2,775	2,583
Data processing	281	264	901	793
Marketing	95	83	281	323
Office supplies and printing	87	92	285	307
Merchant visa	367	257	951	732
Other	829	800	2,671	2,553

Total noninterest expense	5,607	4,944	16,575	15,077

Income before federal income taxes	3,701	3,722	10,236	10,593
Federal income taxes	1,288	1,262	3,556	3,582

Net income	$2,413	$2,460	$6,680	$7,011

Earnings per share:
Basic	$0.38	$0.35	$1.02	$0.96
Diluted	$0.37	$0.34	$0.98	$0.93
Dividends declared per share:	$0.145	$0.125	$0.420	$0.360

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Cash on hand and in banks	$18,551	$18,801
Interest earning deposits	7,748	19,192
Federal funds sold	6,550	7,950
Investment securities available for sale	49,457	48,177
Investment securities held to maturity	2,471	2,821
Loans held for sale	3,550	8,113
Loans receivable	503,745	462,151
Less: Allowance for loan losses	(7,729)	(6,874)

Loans receivable, net	496,016	455,277
Other real estate owned	523	653
Premises and equipment, net	17,818	18,029
Federal Home Loan Bank and Federal Reserve stock, at cost	2,937	2,854
Accrued interest receivable	2,680	2,880
Prepaid expenses and other assets	3,653	3,200
Goodwill	6,640	6,640

Total assets	$618,594	$594,587

Liabilities and Stockholders’ Equity
Deposits	$524,655	$517,116
Advances from Federal Home Loan Bank	24,370	—
Accrued expenses and other liabilities	5,121	4,746
Deferred federal income taxes	214	328

Total liabilities	554,360	522,190
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,341,490 and 6,809,373 shares outstanding at September 30, 2003 and December 31, 2002, respectively	21,725	33,587
Unearned compensation - ESOP and other	(1,132)	(1,208)
Retained earnings, substantially restricted	43,575	39,672
Accumulated other comprehensive income	66	346

Total stockholders’ equity	64,234	72,397

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$618,594	$594,587

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2003 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Earned ESOP shares, incentive stock options and restricted stock awards	7	138	76	—	—	214
Stock repurchase	(616)	(13,055)	—	—	—	(13,055)
Exercise of stock options	141	1,055	—	—	—	1,055
Net income	—	—	—	6,680	—	6,680
Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	(280)	(280)
Cash dividends declared	—	—	—	(2,777)	—	(2,777)

Balance at September 30, 2003	6,341	$21,725	$(1,132)	$43,575	$66	$64,234

	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income	2003	2002	2003	2002
Net income	$2,413	$2,460	$6,680	$7,011
Change in unrealized gain (loss) on securities available for sale, net of tax of $(149), $65, $(144) and $158	(288)	125	(280)	306

Comprehensive income	$2,125	$2,585	$6,400	$7,317

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(Dollars in thousands)

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$6,680	$7,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,364	1,338
Deferred loan fees, net of amortization	92	(54)
Provision for loan losses	975	1,340
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(99)	(131)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	325	(1,930)
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	214	178
(Gain) loss on sale of premises and equipment	3	(9)
Gain on sale of other investments	—	(8)
Gain on sale of other real estate owned	(1)	(26)
Net (increase) decrease in loans held for sale	4,563	(931)
Proceeds from Federal Home Loan Bank stock	16	233

Net cash provided by operating activities	14,132	7,011

Cash flows from investing activities:
Loans originated, net of principal payments	(42,286)	16,616
Proceeds from other real estate owned	611	1,126
Proceeds from maturities/calls of investment securities available for sale	47,844	26,950
Proceeds from maturities/calls of investment securities held to maturity	350	514
Purchase of investment securities available for sale	(49,518)	(36,342)
Purchase of premises and equipment	(1,169)	(510)
Proceeds from sale of other investments	—	8
Proceeds from sale of premises and equipment	13	21

Net cash provided by (used in) investing activities	(44,155)	8,383

Cash flows from financing activities:
Net increase (decrease) in deposits	7,539	(12,345)
Net increase (decrease) in borrowed funds	24,370	(3,000)
Net decrease in advance payment by borrowers for taxes and insurance	(41)	(34)
Cash dividends paid	(2,804)	(2,630)
Proceeds from exercise of stock options	920	372
Stock repurchased	(13,055)	(10,557)

Net cash used in financing activities	16,929	(28,194)

Net increase (decrease) in cash and cash equivalents	(13,094)	(12,800)

Cash and cash equivalents at beginning of period	45,943	50,776

Cash and cash equivalents at end of period	$32,849	$37,976

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$5,758	$8,025
Federal income taxes	3,753	3,893
Supplemental disclosures of cash flow information:
Net charge offs	120	282
Loans transferred to other real estate owned	480	504
Nonqualified stock options	135	46

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2003 and 2002

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2002 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c). Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, addressing consolidation by business enterprises of certain variable interest entities. Under the provisions of Interpretation No. 46, an enterprise must consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses or receive a majority of the entity’s residual returns, or both, regardless of the enterprise’s direct or indirect ability to make decisions about the entity’s activities through voting or similar rights. Interpretation No. 46 applies immediately to interests in variable interest entities created or acquired after January 31, 2003 and to the first fiscal year or interim period beginning after June 15, 2003 for interests in variable interest entities acquired before February 1, 2003. Application of this Interpretation did not have a material effect on our financial statements.

In April 2003, the FASB issued Financial Accounting Standard (FAS) No. 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003 and hedging relationships designated after June 30, 2003. Except for the provisions related to FAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively. The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Application of this Interpretation did not have a material effect on our financial statements.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Application of this Interpretation did not have a material effect on our financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic:
Weighted average shares outstanding	6,369,603	7,144,155	6,605,238	7,357,844
Less: Weighted average unvested restricted stock awards	(36,495)	(35,000)	(35,779)	(28,718)

Basic weighted average shares outstanding	6,333,108	7,109,155	6,569,459	7,329,126

Diluted:
Basic weighted average shares outstanding	6,333,108	7,109,155	6,569,459	7,329,126
Incremental shares from unexercised stock options and unvested restricted stock awards	236,052	235,111	243,473	202,407

Weighted average shares outstanding	6,569,160	7,344,266	6,812,932	7,531,533

As of September 30, 2003 and 2002, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On September 24, 2003, we announced a quarterly cash dividend of 14.5 cents per share payable on October 27, 2003 to stockholders of record on October 15, 2003.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2002 and 2003 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by FAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income:
As Reported	$2,413	$2,460	$6,680	$7,011
Plus Compensation costs recognized under APB No. 25, net of taxes	22	27	44	69
Less FAS No. 123 compensation costs, net of taxes	(58)	(46)	(151)	(133)

Pro Forma	$2,377	$2,441	$6,573	$6,947

Basic earnings per share:
As Reported	$0.38	$0.35	$1.02	$0.96
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—	0.01	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.02)	(0.02)

Pro Forma	$0.37	$0.34	$1.01	$0.95

Diluted earnings per share:
As Reported	$0.37	$0.34	$0.98	$0.93
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—	0.01	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.02)	(0.02)

Pro Forma	$0.36	$0.33	$0.97	$0.92

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the nine months ended September 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes options pricing model. There were no options granted during the three months ended September 30, 2003 and 2002. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value

September 30, 2003	3.52%	6.00	24%	3.88%	3.74
September 30, 2002	4.69%	6.00	24%	6.10%	1.71

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

Financial Condition Data

Total assets increased $24.0 million (4.0%) to $618.6 million as of September 30, 2003 from the December 31, 2002 balance of $594.6 million. Deposits increased $7.5 million (1.5%) to $524.6 million as of September 30, 2003 from the December 31, 2002 balance of $517.1 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $36.2 million (7.8%) to $499.6 million as of September 30, 2003 from the December 31, 2002 balance of $463.4 million. Commercial loans increased by $26.9 million to $270.8 million as of September 30, 2003 from the December 31, 2002 balance of $243.9 million. Commercial loans continue to be the largest segment of loans at 53.4% and 51.9% as a percentage of total loans as of September 30, 2003 and December 31, 2002, respectively.

The Company’s stock repurchase program continues to contribute to earnings per share. As of September 30, 2003, we have repurchased a total of 5,019,683 shares, or 46.2% of the total outstanding at March 1999, at an average price of $11.70 per share. During the quarter ended September 30, 2003, we repurchased 92,743 shares at an average price of $21.48. We began our current 10% repurchase program in mid-March 2003 with the goal to repurchase approximately 660,000 shares over a period of eighteen months. Through September 30, 2003, we purchased 417,392 shares under the current program at an average price of $22.01. We remain committed to repurchasing shares as long as equity ratios remain strong and the purchases are accretive to earnings per share.

Earnings Summary

Net income for the three months ended September 30, 2003 was $0.37 per diluted share compared to $0.34 per diluted share for the same period last year. Actual earnings for the three months ended September 30, 2003 were $2,413,000 compared to $2,460,000 for the same period in 2002, a decrease of 1.9%. Net income for the nine months ended September 30, 2003 was $0.98 per diluted share compared to $0.93 per diluted share for the same period last year. Actual earnings for the nine months ended September 30, 2003 were $6,680,000 compared to $7,011,000 for the same period in 2002, a decrease of 4.7%. The difference in performance on a per share basis versus actual dollar basis is the result of our ongoing stock repurchase program that continues to be accretive to earnings per share.

Return on average equity for the quarter ended September 30, 2003 improved to 14.78% from 12.86% for the same period last year. Average equity declined by $11.2 million to $65.3 million for the three months ended September 30, 2003 versus $76.5 million for the same period last year while net income decreased by $47,000. For the nine months ended September 30, 2003, return on average equity increased to 12.82% from 11.86% for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, average equity decreased by $9.1 million to $69.5 million and net income decreased by $331,000.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2003 decreased 1.1% to $7,529,000 from $7,609,000 for the same quarter in 2002. Net interest income before provision for loan losses for the nine months ended September 30, 2003 decreased 2.0% to $22,130,000 from $22,582,000 for the same period in 2002. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.46% for the current quarter from 5.68% for the same quarter last year. The net interest margin decreased to 5.42% for the nine months ended September 30, 2003 from 5.52% for the same period in 2002.

We have been able to maintain our favorable margin primarily by reducing the levels of our more expensive deposits and increasing the levels of our noninterest bearing deposits. Noninterest bearing deposits averaged $65.2 million for the quarter ended September 30, 2003 versus $55.7 million for the quarter ended September 30, 2002, an increase of 17.1%. Noninterest bearing deposits averaged $62.0 million for the nine months ended September 30, 2003 versus $53.7 million for the nine months ended September 30, 2002, an increase of 15.5%. However, low interest rates continue to cause declining loan yields with very little room to reduce an already low cost of funds. If this low rate climate persists, management expects that the net interest margin will be difficult to maintain at the current favorable levels.

Interest income declined $732,000 or 7.3% for the three months ended September 30, 2003 as compared to the third quarter last year and interest expense declined $652,000 or 27.2% during this same period. Interest income for the nine months ended September 30, 2003 declined $2.8 million or 9.0% as compared to the same period last year and interest expense declined $2.3 million or 29.0% during this same period. Loans averaged $474.8 million with an average yield of 7.37% for the nine months ended September 30, 2003 compared to average loans of $475.6 million with an average yield of 8.03% for the same period in 2002. Certificates of deposit averaged $201.9 million with an average cost of 2.46% for the nine months ended September 30, 2003 compared to $226.8 million with an average cost of 3.15% for the same period in 2002.

Provision for Loan Losses

The provision for loan losses was $150,000 for the three months ended September 30, 2003, down from $495,000 for the third quarter of 2002. The provision for loan losses declined to $975,000 for the nine months ended September 30, 2003 from $1,340,000 for the same period in 2002. We believe that the 2002 provisions were necessary to ensure that we maintained our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weak economic conditions. However, during the second quarter of 2003 one of our largest non-accruing loans was re-paid and the anticipated loss on this credit was not realized.

Noninterest Income

Noninterest income increased 24.3% to $1,929,000 for the three months ended September 30, 2003 compared with $1,552,000 for the same quarter in 2002. Noninterest income increased 27.7% to $5,656,000 for the nine months ended September 30, 2003 from $4,428,000. The increase is the result of strong mortgage banking income, which was up 91.8% for the nine months ended September 30, 2003 compared to the same period last year, as well as increased merchant visa income. Due to reduced mortgage refinance activity, we have experienced a slowdown in mortgage origination volumes and loan sale gains are not likely to be as strong in the fourth quarter.

Noninterest Expense

Noninterest expense increased 13.4% to $5,607,000 during the three months ended September 30, 2003 compared to $4,944,000 for the same period during 2002. Noninterest expense increased 9.9% to $16,575,000 for the nine months ended September 30, 2003 from $15,077,000 for the same period last year. The majority of the increase occurred in salaries and employee benefits, which were up 13.3% to $2,961,000 for the three months ended September 30, 2003 compared to the same period last year. Salaries and benefits increased 11.9% to $8,711,000 for the nine months ended September 30, 2003 from $7,786,000 for the same period last year. Salaries were up over last year as a result of normal salary increases, increased commissions paid to our mortgage lenders, and expansion of our commercial lending staff in Pierce County. Merchant visa expense increased 42.8% to $367,000 for the three months ended September 30, 2003 from $257,000 for the same period last year. Merchant visa expense increased 29.9% to $951,000 for the nine months ended September 30, 2003 from $732,000 for the same period last year.

The efficiency ratio for the quarter ended September 30, 2003 was 59.29% compared to 53.96% for the comparable quarter in 2002. The efficiency ratio for the nine months ended September 30, 2003 was 59.65% compared to 55.82% for the same period last year. The efficiency ratio increases are primarily a result of growth in noninterest expense as discussed above during the above-mentioned periods.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans increased to $507.3 million at September 30, 2003 from $470.3 million at December 31, 2002.

	At September 30, 2003	% of Total	At December 31, 2002	% of Total
	(Dollars in thousands)
Commercial	$270,789	53.38%	$243,872	51.86%
Real estate mortgages
One-to-four family residential	57,684	11.37	72,846	15.49
Five or more family residential and commercial properties	135,754	26.76	114,750	24.40

Total real estate mortgages	193,438	38.13	187,596	39.89
Real estate construction
One-to-four family residential	25,200	4.97	29,201	6.21
Five or more family residential and commercial properties	9,551	1.88	3,169	0.67

Total real estate construction	34,751	6.85	32,370	6.88
Consumer	9,604	1.89	7,616	1.62

Gross loans	508,582	100.25	471,454	100.25
Less: deferred loan fees	(1,287)	(0.25)	(1,190)	(0.25)

Total loans	$507,295	100.00%	$470,264	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2003	At December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$665	$1,986
Restructured loans	—	—

Total nonperforming loans	665	1,986
Other real estate owned	352	297

Total nonperforming assets	$1,017	$2,283

Accruing loans past due 90 days or more	$19	$19
Potential problem loans	8,202	11,261
Allowance for loan losses	7,729	6,874
Nonperforming loans to loans	0.13%	0.42%
Allowance for loan losses to loans	1.52%	1.46%
Allowance for loan losses to nonperforming loans	1,162.95%	346.05%
Nonperforming assets to total assets	0.16%	0.38%

Nonperforming assets decreased to $1,017,000, or 0.16% of total assets, at September 30, 2003 from $2,283,000, or 0.38% of total assets at December 31, 2002. We believe that we are adequately reserved for any potential losses. This decrease was the result of one large nonperforming loan being repaid in the second quarter.

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

We determine an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. We add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for classified loans.

We determine our provision expense for the next quarter by applying the same percentage risk factor applied to the non-classified loan portfolio to our expected loan growth. We determine our monthly provision expense by dividing our estimate of provision expense for the quarter by three.

Our historical loan loss experience remains low. However, we believe that it is appropriate to maintain a higher allowance for estimated credit losses, particularly with respect to our commercial loan portfolio, than our historical loan loss experience indicates.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$507,295	$482,289
Average loans outstanding during period	474,818	476,036
Allowance balance at beginning of period	6,874	5,751
Provision for loan losses	975	1,340
Charge offs:
Real estate	(35)	—
Commercial	(81)	(231)
Agriculture	(2)	(66)
Consumer	(9)	(5)

Total charge offs	(127)	(302)

Recoveries:
Real estate	2	1
Commercial	4	19
Agriculture	1	—
Consumer	—	—

Total recoveries	7	20

Net charge offs	(120)	(282)

Allowance balance at end of period	$7,729	$6,809

Allowance for loan loss to loans	1.52%	1.41%
Ratio of net charge offs during period to average loans outstanding	(0.025)%	(0.059)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2003 increased by $860,000 to $7.73 million from $6.87 million at December 31, 2002. The growth in the allowance was due to a $975,000 provision, which was partially offset by $120,000 in net charge offs during the period. Net charge offs were down $162,000 from the $282,000 for the same period in 2002.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient sources to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations.

We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2003, cash and cash equivalents totaled $32.8 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $12.1 million, or 2.0% of total assets. At September 30, 2003, our banks maintained a credit facility with the FHLB of Seattle for $108.5 million, with $24.4 million in borrowings outstanding as of September 30, 2003.

Capital

Stockholders’ equity at September 30, 2003 was $64.2 million compared with $72.4 million at December 31, 2002. During the period, we repurchased $13.1 million of Heritage Financial Corporation stock, declared dividends of $2.8 million, realized income of $6.7 million, recorded $279,000 in net unrealized losses on securities available for sale, and realized the effects of exercising stock options, earned ESOP shares, incentive stock options and restricted stock awards totaling $1.3 million.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2003 our leverage ratio was 9.7% compared with 11.1% at December 31, 2002. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 11.0% and 12.3%, respectively, at September 30, 2003 compared with 13.7% and 14.9%, respectively, at December 31, 2002.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2003.

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

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

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

(b) Reports on Form 8-K

On July 23, 2003 the Company filed an 8-K announcing the issuance of the press release, which announced operating earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: November 10, 2003	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)