Form 10-K
period 2003-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2004-03-08
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is $111,671,212 and is based upon the last sales price as quoted on the NASDAQ Stock Market for February 6, 2004.

The Registrant had 6,149,751 shares of common stock outstanding as of February 6, 2004.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated March 22, 2004 for the 2004 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2003

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

Market Areas

We offer financial services to meet the needs of the communities we serve through community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has twelve full service offices, with six in Pierce County, five in Thurston County, and one in Mason County. Heritage Bank has mortgage origination offices in Thurston County, Mason County and Pierce County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. We have focused on commercial lending in recent years, which reflects our efforts to broaden our products and services to those more closely related to commercial banking. As a result of our efforts to expand in Pierce County, commercial loans increased in the recent year to $266.3 million, or 51.1% of total loans, as of December 31, 2003 from $243.9 million, or 51.9% of total loans, as of December 31, 2002. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages increased to $207.1 million, or 39.7% of total loans, at December 31, 2003, from $187.6 million, or 39.9% of total loans, at December 31, 2002. As we pursue our strategy to focus on commercial lending within a flat economy, management continues to emphasize strong asset quality.

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

	At December 31,
	2003		2002		2001		2000		1999
	Balance	% of Tota	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$266,252	51.06%	$243,872	51.86%	$263,063	52.75%	$234,166	48.55%	$192,088	45.98%
Real Estate Mortgages
One-four family residential(1)	57,377	11.00	72,846	15.49	91,189	18.28	107,501	22.28	97,907	23.44
Five or more family residential and commercial properties	149,728	28.72	114,750	24.40	107,450	21.55	109,560	22.71	94,242	22.56

Total real estate mortgages	207,105	39.72	187,596	39.89	198,639	39.83	217,061	44.99	192,149	46.00
Real estate construction
One-four family residential	19,881	3.81	29,201	6.21	32,494	6.51	27,412	5.68	23,293	5.58
Five or more family residential and commercial properties	19,570	3.75	3,169	0.67	83	0.02	—	—	7,537	1.80

Total real estate construction(2)	39,451	7.56	32,370	6.88	32,577	6.53	27,412	5.68	30,830	7.38
Consumer	10,043	1.93	7,616	1.62	5,794	1.16	5,466	1.13	4,273	1.02

Gross loans	522,851	100.27%	471,454	100.25%	500,073	100.27%	484,105	100.35%	419,340	100.38%
Less deferred loan fees and other	(1,438)	(0.27)	(1,190)	(0.25)	(1,368)	(0.27)	(1,670)	(0.35)	(1,578)	(0.38)

Total loans receivable and loans held for sale	$521,413	100.00%	$470,264	100.00%	$498,705	100.00%	$482,435	100.00%	$417,762	100.00%

(1)	Includes loans held for sale of $1,018, $8,113, $6,275, $1,931 and $589 respectively.
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2003 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$79,547	$66,470	$120,235	$266,252
Real estate construction	28,697	7,595	3,159	39,451

Total	$108,244	$74,065	$123,394	$305,703

Fixed rate loans		$46,162	$50,822	$96,984
Variable or adjustable rate loans		27,903	72,572	100,475

Total		$74,065	$123,394	$197,459

Real Estate Lending

One- to Four- Family Residential Real Estate Lending.    The majority of our residential loans are secured by one- to four- family residences located in our primary market areas. Our underwriting standards require that one- to four-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Our current policy is not to make ARMs with discounted initial interest rates (i.e., “teasers”). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

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

Multifamily and commercial real estate mortgage lending affords our banks an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from financially capable borrowers based on a review of personal financial statements.

Construction Loans.    We originate one- to four-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and is comfortable with existing economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder’s cost, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests from builders.

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

Commercial Business Lending

We offer commercial loans to sole proprietorships, partnerships, and corporations with an emphasis on real estate related industries and businesses in agricultural, health care, legal, and other professions. The types of commercial loans offered are business lines of credit secured primarily by real estate, accounts receivable and inventory financing, business term loans secured by real estate for either working capital or lot acquisition, Small Business Administration (“SBA”) loans, and unsecured business loans.

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

As of December 31, 2003, we had $266.3 million, or 51.1% of our total loans receivable, in commercial loans. The average loan size is approximately $225,000 with loans generally in amounts of $1,000,000 or less.

Origination and Sales of Loans

We originate real estate and other loans with approximately two-thirds of the residential mortgage volumes generated from our mortgage loan origination offices. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

Consistent with our asset/liability management strategy, we sell a majority of our fixed rate and ARM residential mortgage loans to the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing for making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, we have a small amount of mortgage loan production, which is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $2.0 million, $3.9 million, and $6.3 million in mortgage loans for others as of December 31, 2003, 2002, and 2001, respectively. We received fee income for servicing activities on mortgage loans of $14,000, $19,000, and $22,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
One- to four-family residential mortgage loans:
Originated	$125,438	$91,614	$103,634	$55,630	$78,248
Sold	105,790	74,318	97,807	35,876	58,266
Gains on sales of loans, net	$1,907	$1,404	$1,669	$684	$1,079

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2003, we had outstanding commitments to extend credit, including letters of credit, in the amount of $106.5 million.

Delinquencies and Nonperforming Assets

Delinquency Procedures.    We send a borrower a delinquency notice 15 days after the due date when the borrower fails to make a required payment on a loan. If the delinquency is not brought current, additional delinquency notices are mailed at 30 and 45 days for commercial loans. Additional written and oral contacts are made with the borrower between 60 and 90 days after the due date.

If a real estate loan payment is past due for 45 days or more, the Collection Manager may perform a review of the condition of the property if suspect. We may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.

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

Classification of Assets.    Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”), the Office of the Comptroller of the Currency (“OCC”), and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount. We also have assets we classify as watch and other assets especially mentioned (OAEM). Assets classified as watch are performing assets but have elements of risk that require more monitoring than other performing assets. Assets classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and real estate owned for the indicated dates.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$297	$1,987	$1,962	$1,607	$1,804
Restructured loans	—	—	—	—	—

Total nonperforming loans	297	1,987	1,962	1,607	1,804
Real estate and other assets owned	389	296	1,053	—	—

Total nonperforming assets	$686	$2,283	$3,015	$1,607	$1,804

Accruing loans past due 90 days or more	$19	$19	$306	$1,086	$—
Potential problem loans	10,502	11,261	4,631	2,422	2,826
Allowance for loan losses	7,748	6,874	5,751	5,063	4,264
Nonperforming loans to loans	0.06%	0.42%	0.39%	0.33%	0.43%
Allowance for loan losses to loans	1.49%	1.46%	1.15%	1.05%	1.02%
Allowance for loan losses to nonperforming loans	2,611.97%	346.05%	293.12%	315.02%	236.27%
Nonperforming assets to total assets	0.11%	0.38%	0.49%	0.28%	0.35%

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

Interest foregone (recovered) on nonaccrual loans was $37,233, $(29,986) and $173,371 for the years ended December 31, 2003, 2002, and 2001, respectively.

Real estate and other assets owned at December 31, 2003 was $559,662. However, only $388,888 of this balance was reported as a nonperforming asset with the difference guaranteed by the Small Business Administration.

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and may result in placing the loan on nonaccrual. As of December 31, 2003 potential problem loans decreased by $759,000 to $10.5 million from $11.3 million at December 31, 2002.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio, including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments.

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

The allowance for loan losses has increased over the past several years reflecting a period of strong loan growth and changes in our loan portfolio composition. Our commercial loan portfolio now makes up approximately half of our loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio. We expect our allowance for loan losses to continue to increase commensurate with the growth in our loan portfolio and changes in composition.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$521,413	$470,264	$498,705	$482,435	$417,762

Average loans outstanding during period	$481,404	$472,785	$494,379	$445,813	$361,116

Allowance balance at beginning of period	$6,874	$5,751	$5,063	$4,264	$3,957
Provision for loan losses	1,125	1,835	1,193	787	408
Charge-offs:
Real estate(2)	(138)	(69)	(407)	(4)	(120)
Commercial	(102)	(657)	(88)	(34)	(117)
Consumer	(19)	(7)	(12)	(2)	(10)

Total charge-offs	(259)	(733)	(507)	(40)	(247)

Recoveries:
Real estate(2)	3	1	1	22	113
Commercial	4	20	—	29	32
Consumer	1	—	1	1	1

Total recoveries	8	21	2	52	146

Net (charge-offs) recoveries	(251)	(712)	(505)	12	(101)

Allowance balance at end of period	$7,748	$6,874	$5,751	$5,063	$4,264

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.05)%	(0.15)%	(0.10)%	—%	(0.03)%

(1)	Includes loans held for sale
(2)	During the periods shown, the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages and in some periods real estate construction loans were included in this category.

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that may affect future loan losses in the categories shown below:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$5,578	51.0%	$4,949	51.8%	$4,141	52.7%	$3,644	45.8%	$3,070	39.2%
Real Estate Mortgage
One-four family residential	305	11.0%	271	15.4%	227	18.1%	200	23.3%	168	29.6%
Five or more family residential and commercial properties	1,310	28.7%	1,162	24.4%	972	21.5%	856	22.5%	721	21.3%
Real Estate Construction:
One-four family residential	419	3.7%	370	6.2%	310	6.5%	274	5.6%	145	8.1%
Five or more family residential and commercial properties	31	3.8%	28	0.6%	23	—	20	1.8%	17	0.6%
Consumer	105	1.8%	94	1.6%	78	1.2%	69	1.0%	58	1.2%
Unallocated	—		—		—		—		85

Net loans	$7,748	100.0%	$6,874	100.0%	$5,751	100.0%	$5,063	100.0%	$4,264	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2003, our investment securities portfolio totaled $57.8 million, which consisted of $55.6 million of securities available for sale and $2.2 million of securities held to maturity. This compares with a total portfolio of $51.0 million at December 31, 2002, which was comprised of $48.2 million of securities available for sale and $2.8 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in financial statement Notes 4 and 5.

Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and compliments our bank’s lending activities. The policy dictates the criteria for classifying securities as either available for sale or held for investment. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, FHLB stock, and federal funds. Investment in non-investment grade bonds, structured notes, and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale at December 31, 2003.

	Book Value	Fair Value	Weighted Average Yield (1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$20,916	$20,924	3.52%
Due after 1 year but within 5 years	4,885	4,885	3.55
Due after 5 years but within 10 years	1,368	1,549	5.08

	27,169	27,358

Mortgage backed securities
Due within one year	10,000	9,946	2.19
Due after 5 years but within 10 years	1,084	1,093	3.22
Due after 10 years	2,351	2,420	5.38

	13,435	13,459

Collateralized mortgage obligations
Due after 5 years but within 10 years	453	456	3.55
Due after 10 years	14,481	14,328	4.09

	14,934	14,784

Total all investments available for sale	$55,538	$55,601

The following table provides information regarding our investment securities held to maturity at December 31, 2003.

	Book Value	Fair Value	Weighted Average Yield (1)
	(Dollars in thousands)
Municipal bonds
Due within one year	$505	$520	6.56%
Due after 1 year but within 5 years	1,025	1,094	6.28
Due after 5 years but within 10 years	—	—	—

	1,530	1,614

Mortgage backed securities
Due within one year	30	30	3.32
Due after 1 year but within 5 years	65	69	8.26
Due after 5 years but within 10 years	9	9	8.74
Due after 10 years	517	567	8.16

	621	675

Total all investments held to maturity	$2,151	$2,289

(1)	Taxable equivalent weighted average yield.

We held $2.9 million of FHLB stock at December 31, 2003. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2003, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $2.0 million.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $24.7 million in 2003 over the prior year, with the deposit mix shifting from certificate of deposits to non-interest and low interest bearing accounts. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market changes in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2003, we had no brokered deposits. The more significant deposit accounts are described below.

Certificates of Deposit.    We offer several types of CDs with maturities ranging from one to five years, which require a minimum deposit of $100. In addition, we offer a CD that has a maturity of three to eleven months and a minimum deposit of $2,500, and permits additional deposits at the initial rate throughout the CD term. Interest is compounded daily and credited quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

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

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31,:

	2003		2002		2001
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$154,420	0.82%	$143,617	1.20%	$126,302	2.07%
Savings	97,352	1.17	88,775	1.72	61,190	3.50
Certificates of deposit	202,141	2.36	222,997	3.07	244,369	5.24

Total interest bearing deposits	453,913	1.58	455,389	2.22	431,861	4.06
Demand and other noninterest bearing deposits	63,890	—	55,712	—	47,455	—

Total deposits	$517,803	1.38%	$511,101	1.98%	$479,316	3.66%

The following table provides the change in the balances of deposits during the year and the impact of credited interest on those deposits for the years ended December 31,:

	2003	2002	2001
	(Dollars in thousands)
Net increase in deposits	$24,716	$2,036	$54,846
Less: Interest credited	(7,166)	(10,146)	(18,126)

Net increase (decrease) before interest credited.	$17,550	$(8,110)	$36,720

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2003:

(Dollars in thousands)
Remaining maturity:
Three months or less	$2,196
Over three months through six months	2,822
Over six months through twelve months	47,588
Over twelve months	36,236

Total	$88,842

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the FHLB of Seattle to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB of Seattle, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $29.7 million. In addition, Heritage Bank maintains a $5.0 million line to support letters of credit. We also maintain a line of credit of $5.0 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments.

The FHLB functions as a central reserve bank providing credit for member financial institutions. As members, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and 10% of assets for Central Valley Bank.

The following table is a summary of FHLB advances for the years ended December 31,:

	2003	2002	2001
	(Dollars in thousands)
Balance at period end	$31,100	$—	$8,000
Average balance during the period	7,306	1,167	17,924
Maximum amount outstanding at any month end	31,100	6,000	33,300
Average interest rate:
During the period	1.21%	4.83%	5.33%
At period end	1.10%	0%	5.01%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31,:

	2003	2002	2001
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	735	827	118
Maximum amount outstanding at any month end	4,127	3,607	168
Average interest rate:
During the period	4.10%	4.58%	7.12%
At period end	0%	0%	0%

The following table is a summary of fed funds purchased for the years ended December 31,:

	2003	2002	2001
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	—	—	82
Maximum amount outstanding at any month end	—	—	175
Average interest rate:
During the period	—%	—%	6.52%
At period end	—%	—%	0%

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

Heritage Financial.    We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations there under in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC and OCC are authorized to exercise comparable authority under the Federal Deposit Insurance Act, the National Bank Act, and other statutes for state nonmember banks such as Heritage Bank or national banks such as Central Valley Bank.

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

Subsidiaries.    Heritage Bank is a Washington state-chartered savings bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Division of Banks of the Washington Department of Financial Institutions (“Division”). Central Valley Bank is a national bank chartered by the Office of the Comptroller of the Currency (“OCC”) and insured by the FDIC. In addition, Central Valley Bank is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve has supervisory authority over us and our subsidiary banks.

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2003.

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

Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In addition, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Heritage Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the bonds issued by the Financing Corporation in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the bonds at a rate of approximately ..013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. Recent legislative changes provided for the merger of the BIF and SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institutions were savings associations on that date. This merger did not occur.

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

Sarbanes-Oxley Act.    On July 31, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom, and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

•	The creation of an independent accounting oversight board;

•	Auditor independence provisions that restrict non-audit services accountants may provide to their audit clients;

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and the chief financial officer certify financial statements and the expansion of powers of audit committees;

•	Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;

•	Mandatory disclosure by analysts of potential conflicts of interest; and

•	A range of enhanced penalties for fraud and other violations.

Website Access to Company Reports

We post publicly available reports required to be filed with the SEC on our website, www.HF-WA.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.

Executive Officers

During 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller and assistant controller. We intend to post the text of our code of ethics at www.HF-WA.com in the section titled Investor Relations. Any waivers of the code of the ethics will be publicly disclosed to shareholders.

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, Jeffrey Lyon and Peter Fleutsch. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our banks’ branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.

Employees

At December 31, 2003, we had 206 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned and located in downtown Olympia. At December 31, 2003, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County, (all but one of which are owned) five offices located in Thurston County (all of which are owned with one office located on leased land), and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.    LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2003, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,192,996 outstanding shares of common stock. The last reported sales price on February 6, 2004 was $21.96 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2003 Quarter ended:
	March 31	June 30	September 30	December 31
High	$22.98	$24.47	$22.26	$23.00
Low	$17.41	$21.16	$20.74	$21.10

	2002 Quarter ended:
	March 31	June 30	September 30	December 31
High	$14.15	$15.95	$16.39	$17.57
Low	$11.65	$13.20	$14.45	$16.01

Since our stock offering in January 1998, we have declared the following quarterly cash dividends:

Declared	Cash Dividend per share	Record Date	Paid
March 24, 1998	$0.035	April 6, 1998	April 15, 1998
June 23, 1998	$0.040	July 6, 1998	July 15, 1998
September 18, 1998	$0.045	October 6, 1998	October 15, 1998
December 17, 1998	$0.050	January 15, 1999	January 25, 1999
March 25, 1999	$0.055	April 15, 1999	April 26, 1999
June 18, 1999	$0.060	July 15, 1999	July 27, 1999
September 17, 1999	$0.065	October 15, 1999	October 27, 1999
December 16, 1999	$0.070	January 14, 2000	January 27, 2000
March 17, 2000	$0.075	April 14, 2000	April 28, 2000
June 16, 2000	$0.080	July 14, 2000	July 28, 2000
September 21, 2000	$0.085	October 16, 2000	October 27, 2000
December 22, 2000	$0.090	January 19, 2001	January 31, 2001
March 27, 2001	$0.095	April 16, 2001	April 27, 2001
June 26, 2001	$0.100	July 16, 2001	July 25, 2001
September 28, 2001	$0.105	October 15, 2001	October 29, 2001
December 19, 2001	$0.110	January 15, 2003	January 30, 2003
March 19, 2002	$0.115	April 15, 2003	April 29, 2003
June 25, 2002	$0.120	July 15, 2003	July 26, 2003
September 23, 2002	$0.125	October 15, 2003	October 29, 2003
December 19, 2002	$0.130	January 15, 2003	January 30, 2003
March 20, 2003	$0.135	April 15, 2003	April 29, 2003
June 25, 2003	$0.140	July 15, 2003	July 28, 2003
September 24, 2003	$0.145	October 15, 2003	October 27, 2003
December 19, 2003	$0.150	January 15, 2004	January 30, 2004

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

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. Most of the Company’s stock options do not have any intrinsic value at grant date, therefore no compensation cost has been recognized for its stock option plan activity. However, during 2003 compensation expense was recognized for restricted stock awards and some incentive stock options. See the consolidated financial statement Notes 1(o) and 14 for further discussion and disclosures on stock options. See the following table for the consolidated activity within stock option plans 1994, 1997, 1998 and 2002 as of December 31, 2003, all of which were approved by stockholders:

Number of securities to be issued upon exercise of outstanding options and awards	597,707
Weighted average exercise price of outstanding options	$13.11
Number of securities remaining available for future issuance	362,382

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$29,817	$30,203	$26,632	$24,841	$23,458
Provision for loan losses	1,125	1,835	1,193	787	408
Noninterest income	7,164	6,181	5,925	4,190	4,038
Noninterest expense	22,223	20,254	20,624	19,323	18,773
Federal income tax expense	4,729	4,871	3,778	2,947	2,958
Net income	8,904	9,424	6,962	5,974	5,357
Earnings per share
Basic	1.37	1.31	0.87	0.66	0.50
Diluted	1.32	1.27	0.86	0.65	0.49
Dividend payout ratio(1)	41.6%	37.4%	46.9%	50.2%	50.1%

Performance Ratios:
Net interest spread	5.16%	5.17%	4.33%	4.12%	4.56%
Net interest margin(2)	5.42%	5.53%	4.98%	5.04%	5.49%
Efficiency ratio(3)	60.09%	55.67%	63.35%	66.56%	68.27%
Return on average assets	1.49%	1.58%	1.19%	1.11%	1.14%
Return on average equity	13.03%	12.18%	8.52%	6.66%	5.32%

	At December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Total assets	$640,920	$594,587	$609,643	$573,530	$510,958
Loans receivable, net	512,647	455,277	486,679	475,441	412,909
Loans held for sale	1,018	8,113	6,275	1,931	589
Deposits	541,832	517,116	515,080	460,234	405,068
Federal Home Loan Bank advances	31,100	—	8,000	23,125	2,800
Other borrowings	—	—	—	1,000	8
Stockholders’ equity	62,232	72,397	78,528	83,005	95,264
Book value per share	$10.05	$10.63	$10.42	$10.09	$9.50
Equity to assets ratio	9.71%	12.18%	12.88%	14.47%	18.68%
Asset Quality Ratios:
Nonperforming loans to loans	0.06%	0.42%	0.39%	0.33%	0.43%
Allowance for loan losses to loans	1.49%	1.46%	1.15%	1.05%	1.02%
Allowance for loan losses to nonperforming loans	2,611.97%	346.05%	293.12%	315.02%	236.27%
Nonperforming assets to total assets	0.11%	0.38%	0.49%	0.28%	0.35%
Other Data:
Number of banking offices	18	18	18	18	17
Number of full-time equivalent employees	206	195	198	211	222

(1)	Dividend payout ratio is declared dividends per share divided by basic earnings per share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2003 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Companies may apply certain critical accounting policies requiring management to make subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain.

The Company considers its most critical accounting policy to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The appropriate balance of allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Savings Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. During the five-year period from 1999 thru 2003 our total assets have grown $130.0 million, or 25.4%, with net loans making up $99.7 million of this increase. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $74.2 million, or 38.6%, since 1999. In addition, the overall loan increases were enhanced by our emphasis in growing our Pierce county market.

Deposits have increased $136.8 million, or 33.8%, for the period from 1999 thru 2003 with a change in deposit mix from certificates of deposits to non-interest and low interest bearing demand deposits. These deposit increases are due to our focus on growing our customer base as well as the ongoing market conditions causing investors to invest in deposit accounts instead of the stock market. As a whole, our customers are investing in short term deposit products. In turn, equity has declined by $33.0 million since December 31, 1999 as a result of our stock repurchase programs. Since 1999, we have repurchased 5,262,137 shares totaling $62.2 million. During the five-year period from 1999 thru 2003, our net income has increased by 66.2% or $3.5 million. The result of these five-year trends have provided our company with an increase in return on average equity from 5.32% for the year ended December 31, 1999 to 13.03% for year ended December 31, 2003. Our short-term goal is to reach a return on average equity of 15.0% for the year ended 2005.

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

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$481,404	$35,059	7.28%	$472,785	$37,930	8.02%	$494,379	$43,111	8.72%
Mortgage Backed Securities	5,568	330	5.94	7,589	482	6.35	4,069	301	7.40
Investment securities and FHLB Stock	47,711	1,574	3.30	35,363	1,546	4.37	25,622	1,406	5.49
Interest earning deposits	15,860	188	1.18	30,106	469	1.56	11,019	372	3.38

Total interest earning assets	$550,543	$37,151	6.75%	$545,843	$40,427	7.41%	$535,089	$45,190	8.45%
Noninterest earning assets	47,694			50,035			50,582

Total assets	$598,237			$595,878			$585,671

Interest Bearing Liabilities:
Certificates of deposit	$202,141	$4,767	2.36%	$222,997	$6,857	3.07%	$244,369	$12,797	5.24%
Savings accounts	97,352	1,139	1.17	88,775	1,528	1.72	61,190	2,140	3.50
Interest bearing demand and money market accounts	154,420	1,273	0.82	143,617	1,719	1.20	126,302	2,618	2.07

Total interest bearing deposits	453,913	7,179	1.58	455,389	10,104	2.22	431,861	17,555	4.06
FHLB advances	7,241	87	1.20	1,189	56	4.74	18,002	961	5.34
Other borrowed funds	730	68	9.33	826	64	7.68	202	42	20.85

Total interest bearing liabilities	$461,884	$7,334	1.59%	$457,404	$10,224	2.24%	$450,065	$18,558	4.12%
Demand and other noninterest bearing deposits	63,890			55,712			47,455
Other noninterest bearing liabilities	4,120			5,378			6,479
Stockholders’ equity	68,343			77,384			81,672

Total liabilities and stockholders’ equity	$598,237			$595,878			$585,671

Net interest income		$29,817			$30,203			$26,632
Net interest spread			5.16%			5.17%			4.33%
Net interest margin			5.42%			5.53%			4.98%
Average interest earning assets to average interest bearing liabilities			119.19%			119.33%			118.89%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2003 Compared to 2002 Increase (Decrease) Due to			2002 Compared to 2001 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$692	$(3,563)	$(2,871)	$(1,882)	$(3,299)	$(5,181)
Mortgage backed securities	(128)	(23)	(151)	261	(80)	181
Investment securities and FHLB stock	540	(512)	28	534	(394)	140
Interest earning deposits	(222)	(60)	(282)	647	(550)	97

Total interest income	$882	$(4,158)	$(3,276)	$(440)	$(4,323)	$(4,763)

Interest bearing liabilities:
Certificates of deposit	$(641)	$(1,450)	$(2,091)	$(1,119)	$(4,821)	$(5,940)
Savings accounts	148	(536)	(388)	965	(1,577)	(612)
Interest bearing demand and money market accounts	129	(576)	(447)	359	(1,257)	(898)

Total interest bearing deposits	(364)	(2,562)	(2,926)	205	(7,655)	(7,450)
FHLB advances	287	(257)	30	(898)	(7)	(905)
Other borrowings	(6)	12	6	131	(110)	21

Total interest bearing liabilities	$(83)	$(2,807)	$(2,890)	$(562)	$(7,772)	$(8,334)

Results of Operations for the Years Ended December 31, 2003 and 2002

Net Income.    Our net income was $8.9 million or $1.32 per diluted share for the year ended December 31, 2003 compared to $9.4 million or $1.27 per diluted share for the previous year. The 5.5% decline in income was a result of a lower net interest margin and the costs related to our Pierce County expansion. The net interest margin declined 11 basis points with average earning assets increasing $4.7 million, ending the year at $550.5 million compared to the previous year end of $545.8 million. The Pierce County expansion involved the addition of commercial lenders and a newly leased commercial lending office.

Net Interest Income.    Net interest income decreased $386,000 to 29.8 million for the year ended December 31, 2003 compared with the previous year of $30.2 million. The decline in net interest income resulted primarily from the tightening of the net interest margin in a declining interest-rate environment.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2003 decreased to 5.42% from 5.53% for the previous year. Our net interest spread for the year ended December 31, 2003 decreased to 5.16% from 5.17% for the prior year. This corresponded with the decrease in the average cost of funds to 1.59% for the year ended December 31, 2003 from 2.24% for the same period last year as well as the decrease in the average rate of interest earning assets to 6.75% for the year ended December 31, 2003 from 7.41% for the same period last year. The low rate environment is a result of a continued weak economy and an effort by the Federal Reserve to stimulate the economy. Overall, our net interest margin is very strong at 5.42% in comparison to the median for West Coast publicly traded thrifts of 4.09% and West Coast publicly traded commercial banks of 4.60% as reported by D.A. Davidson and Companies.

Provision for Loan Losses.    During the year ended December 31, 2003, we provided $1.1 million through operations to maintain our allowance at an adequate level compared to $1.8 million for the year ended

December 31, 2002. For the year ended December 31, 2003, we experienced net charge-offs of $251,000 versus net charge-offs of $712,000 for the year ended December 31, 2002. The provision and corresponding net charge-offs increased our allowance for loan loss as a percentage of total loans to 1.49% at December 31, 2003 from 1.46% at the end of 2002. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.11% at December 31, 2003 compared to 0.38% at December 31, 2002.

We consider the allowance for loan losses at December 31, 2003 to adequately cover known and reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $983,000, or 15.9%, for the year ended December 31, 2003 compared with the prior year. Mortgage banking income increased $503,000, or 35.8%, over the prior year. Mortgage loans sold during 2003 were $105.8 million versus $74.3 million sold during 2002, an increase of 4.2%. Merchant visa income increased $357,000, or 29.0%, due to increased business volumes. Service charges on deposits also increased by $105,000 due to our focus on growing our deposit relationships.

Noninterest Expense.    Total noninterest expense increased $2.0 million, or 9.7%, for the year ended 2003 compared to the 2002 period. Salaries and employee benefits increased by $1.1 million primarily due to the increase in full time equivalents of 11 (206 at December 31, 2003 and 195 at December 31, 2002). Most of the increase in full time equivalents was related to the market expansion in Pierce County. Employee benefits are also a factor as health insurance costs continue to rise. Merchant Visa expenses increased by $300,000, or 30.1%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Building occupancy increased by $325,000 over the prior year due to additional leased office space in Pierce county and the ongoing repairs and maintenance of buildings and grounds. Data processing increased by $150,000, or 14.1%, due to the costs associated with a major project initiated in 2003 to select one core processor for our subsidiary banks.

Results of Operations for the Years Ended December 31, 2002 and 2001

Net Income.    Our net income was $9.4 million or $1.27 per diluted share for the year ended December 31, 2002 compared to $7.0 million or $0.86 per diluted share for the previous year. The growth in income primarily resulted from an improved net interest margin, improved levels of noninterest income, and continued expense control. Average earning assets increased $10.7 million, ending the year at $545.8 million compared to the previous year end of $535.1 million. The average rate on average earning assets declined by 104 basis points. Average costing liabilities grew $7.3 million with cost of funds declining by 188 basis points over the prior year.

Net Interest Income.    Net interest income increased $3.6 million, or 13.4%, for the year ended December 31, 2002 compared with the previous year. The growth in net interest income resulted primarily from maintaining a strong net interest margin in a declining interest-rate environment. Average loans decreased by $21.6 million, or 4.4%, with a decline in the average rate of 70 basis points. Average deposits increased $31.8 million, or 6.6%, with a more significant decline in the average rate of 184 basis points.

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

Provision for Loan Losses.    During the year ended December 31, 2002, we provided $1.8 million through operations to maintain our allowance at an adequate level because of a continuation of the weak economy. For the year ended December 31, 2002, we experienced net charge-offs of $712,000 versus net charge-offs of $505,000 for the year ended December 31, 2001. The provision increased our allowance for loan loss as a percentage of total loans to 1.46% at December 31, 2002 from 1.15% at the end of 2001. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.38% at December 31, 2002 compared to 0.49% at December 31, 2001.

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

Noninterest Income.    Total noninterest income increased $256,000, or 4.3%, for the year ended December 31, 2002 compared with the prior year. Service charges on deposits increased $327,000, or 16.4%, resulting from increased service charges and increased demand for deposit products. Merchant visa income increased $335,000, or 37.4%, due to a continual increase in business volumes. Mortgage banking income decreased $265,000 from the prior year. Mortgage loans sold during 2002 were $74.3 million versus $97.8 million sold during 2001. Additionally, the decrease in other income of $158,000 was attributable to the 2001 sale of Heritage Bank’s ownership interest in Transalliance Corporation (a debit/credit card processor), which resulted in a gain on sale of investment of $157,000.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2003, cash and cash equivalents totaled $35.5 million, or 5.5% of total assets. At December 31, 2003, our banks maintained a credit facility with the FHLB of Seattle for $113.4 million of which we borrowed $31.1 million as of December 31, 2003.

During 2003 total assets grew $46.3 million with net loans increasing by $57.4 million over the prior year end and deposits increasing $24.7 million over the prior year end. As a result, we borrowed from the FHLB of Seattle and had an increase year over year of $31.1 million. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available credit lines to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2003, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2003, we have repurchased 5,176,554 shares of our stock representing 47.7% of the total outstanding as of March 31, 1999 at an average price of $12.01 reducing our capital levels by $62.2 million.

Our capital levels will also be modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2003, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 80,084 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,724,000 at December 31, 2003.

Asset/Liability Management

Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: selling most long term, fixed rate, one- to four-family residential mortgage loan originations; originating commercial loans and residential construction loans at variable interest rates for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 1.3% and a positive 4-12 month “gap” of 3.5% as of December 31, 2003. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2003 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$163,824	$105,002	$153,768	$80,519	$18,300	$521,413
Investment securities	25,053	5,828	23,983	2,888	—	57,752
FHLB and Federal Reserve Stock	2,962	—	—	—	—	2,962
Fed funds sold	7,600	—	—	—	—	7,600
Interest earning deposits	9,981	—	—	—	—	9,981

Total interest earning assets	$209,420	$110,830	$177,751	$83,407	$18,300	$599,708

Interest Bearing Liabilities:
Total interest bearing deposits	$170,643	$97,510	$194,826	$—	$—	$462,979
FHLB advances and other borrowings	31,100	—	—	—	—	31,100

Total interest bearing liabilities	$201,743	$97,510	$194,826	$—	$—	$494,079

Rate sensitivity gap	$7,677	$13,220	$(17,075)	$83,407	$18,300	$105,629
Cumulative rate sensitivity gap:
Amount	7,677	20,997	3,922	87,329	105,629
As a percentage of total interest earning assets	1.28%	3.50%	0.65%	14.56%	17.61%

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Application of this Interpretation did not have an effect on our financial statements.

In December 2003, the FASB amended FAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106. The provisions of this Statement are effective for financial statements with fiscal years ending after December 15, 2003. The Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. Application of this Interpretation did not have an effect on our financial statements.

The Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In connection with its discussion of EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means,” at the November 21, 2002 meeting, the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. GAAP when developing its views. At the November 25, 2003 EITF meeting, the Board ratified a consensus that certain quantitative and qualitative disclosures for periods ending after December 15, 2003 should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Application of this Interpretation did not have a material effect on our financial statements.

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

Neither we, nor our banks, maintain a trading account for any class of financial instrument, nor do we, or they, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor our banks, are subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2003. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2004	2005	2006	2007- 2008	After 2009	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$1,007	$1,975	$5,464	$19,509	$19,820	$47,775
Weighted average interest rate	4.00%	3.24%	2.82%	3.79%	4.22%
Adjustable Rate	—	—	—	—	9,977	9,977
Weighted average interest rate	—	—	—	—	2.20%

Totals	1,007	1,975	5,464	19,509	29,797	$57,752	$57,890
Loans
Amounts maturing:
Fixed rate	$93,482	$10,229	$20,106	$36,042	$157,741	$317,600
Weighted average interest rate	6.41%	5.74%	7.60%	6.85%	6.56%
Adjustable rate	86,198	24,377	14,777	77,061	1,400	203,813
Weighted average interest rate	5.84%	6.08%	6.60%	6.45%	7.31%

Totals	$179,680	$34,606	$34,883	$113,103	$159,141	$521,413	$530,285
Certificates of Deposit
Amounts maturing:
Fixed rate	$156,999	$35,431	$3,399	$9,066	$—	$204,985	$204,120
Weighted average interest rate	1.77%	2.24%	2.89%	3.95%	—

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties. The long-term effects of the September 11, 2001 attacks on our business and revenues remain unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and revenues in the short or long-term in ways that can not presently be predicted.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of a date within 90 days of the filing of this Report. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us and the reports filed are submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement dated March 22, 2004 (“Proxy Statement”) for the annual meeting of shareholders to be held April 29, 2004.

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

For information concerning security ownership of certain beneficial owners and management, see “Stock Ownership” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” of the Proxy Statement, which is incorporated as part of this document by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The consolidated financial statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2)  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

(3)  Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

14.0	Code of Ethics

21.0	Subsidiaries of the Company

23.0	Consent of KPMG LLP

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(b)  Reports on Form 8-K. The Company filed four reports on Form 8-K during 2003 as follows:

(1)  On March 24, 2003, the Company filed a Form 8-K announcing the Executive Management Promotion of Brian Vance to President and Chief Executive Officer of Heritage Bank.

(2)  On May 1, 2003, the Company filed a Form 8-K announcing the first quarter of 2003 earnings.

(3)  On July 23, 2003, the Company filed a Form 8-K announcing the second quarter of 2003 earnings.

(4)  On October 22, 2003, the Company filed a Form 8-K announcing the third quarter of 2003 earnings.

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

Principal Financial Officer:

/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President, Corporate Secretary and Treasurer

Dated:  March 8, 2004

Donald V. Rhodes, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 8, 2004, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Lynn M. Brunton	Brian Charneski	Jeffrey S. Lyon
Daryl D. Jensen	H. Edward Odegard	Brian L. Vance
James P. Senna	Peter Fluetsch
Philip S. Weigand	Melvin R. Lewis

/s/ DONALD V. RHODES
Donald V. Rhodes
Attorney in fact
March 8, 2004

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

Independent Auditors’ Report

The Board of Directors

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Seattle, Washington

February 20, 2004

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Cash on hand and in banks	$17,945	$18,801
Interest earning deposits	9,981	19,192
Federal funds sold	7,600	7,950
Investment securities available for sale	55,601	48,177
Investment securities held to maturity	2,151	2,821
Loans held for sale	1,018	8,113
Loans receivable	520,395	462,151
Less: Allowance for loan losses	(7,748)	(6,874)

Loans receivable, net	512,647	455,277
Real estate owned	523	653
Premises and equipment, at cost, net	17,451	18,029
Federal Home Loan Bank and Federal Reserve stock, at cost	2,962	2,854
Accrued interest receivable	2,782	2,880
Prepaid expenses and other assets	3,205	3,200
Deferred Federal income taxes, net	414	—
Goodwill, net	6,640	6,640

	$640,920	$594,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$541,832	$517,116
Advances from Federal Home Loan Bank	31,100	—
Accrued expenses and other liabilities	5,756	4,746
Deferred Federal income taxes, net	—	328

	578,688	522,190

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,192,996 and 6,809,373 shares outstanding at December 31, 2003 and 2002, respectively	18,430	33,587
Unearned compensation—ESOP and restricted stock award	(1,087)	(1,208)
Retained earnings, substantially restricted	44,849	39,672
Accumulated other comprehensive income, net	40	346

Total stockholders’ equity	62,232	72,397
Commitments and Contingencies	—	—

	$640,920	$594,587

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	2003	2002	2001
Interest income:
Loans	$35,059	$37,930	$43,111
Mortgage backed securities	330	482	301
Investment securities and Federal Home Loan Bank dividends	1,574	1,546	1,406
Interest on federal funds sold and overnight deposits	188	469	372

Total interest income	37,151	40,427	45,190

Interest expense:
Deposits	7,179	10,104	17,555
Other borrowings	155	120	1,003

Total interest expense	7,334	10,224	18,558

Net interest income	29,817	30,203	26,632
Provision for loan losses	1,125	1,835	1,193

Net interest income after provision for loan losses	28,692	28,368	25,439

Noninterest income:
Gains on sales of loans, net	1,907	1,404	1,669
Service charges on deposits	2,421	2,316	1,989
Rental income	268	263	267
Merchant visa income	1,588	1,231	896
Other income	980	967	1,104

Total noninterest income	7,164	6,181	5,925

Noninterest expense:
Salaries and employee benefits	11,648	10,519	10,293
Building occupancy	3,759	3,434	3,346
FDIC premiums	81	88	90
Data processing	1,212	1,062	1,048
Marketing	415	439	392
Office supplies and printing	377	416	438
Goodwill amortization	—	—	577
Merchant visa	1,297	997	729
Other	3,434	3,299	3,711

Total noninterest expense	22,223	20,254	20,624

Income before Federal income tax expense	13,633	14,295	10,740
Federal income tax expense	4,729	4,871	3,778

Net income	$8,904	$9,424	$6,962

Basic earnings per common share	$1.37	$1.31	$0.87
Basic weighted average shares outstanding	6,494,343	7,209,356	7,964,521
Diluted earnings per common share	$1.32	$1.27	$0.86
Diluted weighted average shares outstanding	6,734,987	7,420,654	8,135,341

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
Balance at December 31, 2000	8,223	54,080	(1,074)	30,000	(1)	83,005
Earned ESOP shares	9	5	99	—	—	104
Exercise of stock options	102	411	—	—	—	411
Stock repurchased	(800)	(8,810)	—	—	—	(8,810)
Net income	—	—	—	6,962	—	6,962
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	43	43
Cash dividends declared	—	—	—	(3,187)	—	(3,187)

Balance at December 31, 2001	7,534	45,686	(975)	33,775	42	78,528
Restricted stock awards granted	—	429	(429)	—	—	—
Earned ESOP and restricted stock shares	44	45	196	—	—	241
Exercise of stock options	61	479	—	—	—	479
Stock repurchased	(830)	(13,052)	—	—	—	(13,052)
Net income	—	—	—	9,424	—	9,424
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	304	304
Cash dividends declared	—	—	—	(3,527)	—	(3,527)

Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Restricted stock awards granted	1	22	(22)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	155	143	—	—	298
Exercise of stock options	147	1,172	—	—	—	1,172
Stock repurchased	(773)	(16,506)	—	—	—	(16,506)
Net income	—	—	—	8,904	—	8,904
Net decrease in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(306)	(306)
Cash dividends declared	—	—	—	(3,727)	—	(3,727)

Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232

Comprehensive Income	2003	2002	2001
Net income	$8,904	$9,424	$6,962
Increase (decrease) in unrealized gain on securities available for sale, net of tax of ($154), $164 and $22	(306)	304	43

Comprehensive income	$8,598	$9,728	$7,005

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$8,904	$9,424	$6,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,863	1,774	2,303
Deferred loan fees, net of amortization	254	(42)	28
Provision for loan losses	1,125	1,835	1,193
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(124)	57	(186)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	302	(3,074)	2,575
Recognition of compensation related to ESOP, incentive stock options and restricted stock shares	298	241	104
Gain on sale of investment securities available for sale	—	—	(41)
Gain on sale of other investments	—	(10)	(157)
Gain on sale of premises and equipment	(2)	(12)	—
Gain on sale of other real estate owned	(1)	(26)	—
Net (increase) decrease in loans held for sale	7,095	(1,838)	(4,344)
Deferred Federal income tax benefit	(580)	(432)	(192)
Proceeds from Federal Home Loan Bank stock	16	238	—

Net cash provided by operating activities	19,150	8,135	8,245

Cash flows from investing activities:
Loans (originated) paid down, net of principal payments and loan sales	(59,264)	29,125	(13,728)
Proceeds from other real estate owned	645	1,126	—
Maturities of investment securities available for sale	52,091	40,149	48,649
Sales of investment securities available for sale	—	—	6,041
Maturities of investment securities held to maturity	670	882	1,679
Purchase of investment securities held to maturity	—	—	(325)
Purchase of investment securities available for sale	(59,975)	(61,379)	(47,370)
Proceeds from sale of other investments	—	10	157
Purchase of premises and equipment	(1,305)	(833)	(1,181)
Proceeds from premises and equipment	22	26	—

Net cash (used in) provided by investing activities	(66,116)	9,106	(6,078)

Cash flows from financing activities:
Net increase in deposits	24,716	2,036	54,846
Net increase (decrease) in FHLB advances	31,100	(8,000)	(15,125)
Net decrease in other borrowed funds	—	—	(1,000)
Cash dividends paid	(3,731)	(3,537)	(3,178)
Exercise of stock options	970	479	411
Repurchase of common stock	(16,506)	(13,052)	(8,810)

Net cash (used in) provided by financing activities	36,549	(22,074)	27,144

Net increase (decrease) in cash and cash equivalents	(10,417)	(4,833)	29,311
Cash and cash equivalents at beginning of year	45,943	50,776	21,465

Cash and cash equivalents at end of year	$35,526	$45,943	$50,776

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$7,312	$10,304	$19,161
Federal income taxes	5,104	6,743	2,962
Supplemental disclosure of noncash activities:
Mortgage loans transferred to real estate owned	$515	$484	$1,269
Net charge offs	251	712	505
Tax benefit from nonqualified stock options	202	46	—

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)    Summary of Significant Accounting Policies

(a)  Description of Business

Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

(b)  Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. Actual results could differ from these estimates.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2003 and 2002 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

(j)  Real Estate and Other Assets Owned

Real estate and other assets acquired by the Company in satisfaction of debt is held for sale and recorded at fair value at time of foreclosure and is carried at the lower of the new cost basis or fair value less estimated costs to sell.

(k)  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 30 years; and for furniture, fixtures and equipment is 3 to 7 years.

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

(o)  Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2003 and 2002 resulting from restricted stock awards and certain incentive stock options.

If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the years ended December 31,:

	2003	2002	2001
Net income:
As reported	$8,904	$9,424	$6,962
Plus compensation costs recognized under ABP No. 25, net of taxes	67	96	—
Less SFAS No. 123 compensation costs, net of taxes	(103)	(285)	(323)

Pro forma	$8,868	$9,235	$6,639

Basic earnings per share:
As reported	$1.37	$1.31	$0.87
Plus compensation costs recognized under ABP No. 25, net of taxes	0.01	0.01	—
Less SFAS No. 123 compensation costs, net of taxes	(0.02)	(0.04)	(0.04)

Pro forma	$1.36	$1.28	$0.83

Diluted earnings per share:
As reported	$1.32	$1.27	$0.86
Plus compensation costs recognized under ABP No. 25, net of taxes	0.01	0.01	—
Less SFAS No. 123 compensation costs, net of taxes	(0.02)	(0.04)	(0.04)

Pro forma	$1.31	$1.24	$0.82

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The fair value of options granted during the years ended December 31, 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life (in years)	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2003	3.52%	6	24%	3.88%	3.74
December 31, 2002	3.63%	7	20%	3.97%	1.84
December 31, 2001	5.00%	7	19%	4.04%	1.69

(2)    Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2003 and 2002 consist of the following:

	2003	2002
Commercial loans	$266,252	$243,872

Real estate mortgages:
One to four family residential	57,377	72,846
Five or more family residential and commercial real estate	149,728	114,750

Total real estate mortgage	207,105	187,596
Real estate construction:
One to four family residential	19,881	29,201
Five or more family residential and commercial real estate	19,570	3,169

Total real estate construction	39,451	32,370
Consumer	10,043	7,616

Subtotal	522,851	471,454
Deferred loan fees and other	(1,438)	(1,190)

Total loans receivable and loans held for sale	$521,413	$470,264

As of December 31, 2003 and 2002, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $15,961 and $7,385, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. The Company did not have any borrowings from Directors or Executive Officers at December 31, 2003.

Accrued interest on loans receivable amounted to $2,436 and $2,584 as of December 31, 2003 and 2002, respectively. The weighted average interest rate on loans was 6.5% and 7.3% for December 31, 2003 and 2002, respectively. The Company had $297 and $1,987 of impaired loans, which were nonaccruing as of December 31, 2003 and 2002, respectively. The annual average balance of impaired loans for the years ended December 31, 2003 and 2002 were $1,022 and $3,271, respectively. The allowance for loan losses to impaired loans at December 31, 2003 and 2002 totaled $53 and $246, respectively. Interest recognized on impaired loans for the years ended December 31, 2003, 2002 and 2001 totaled $162, $146 and $26, respectively. Interest on impaired loans foregone (recovered) was $37, $(30), and $173 for the years ended December 31, 2003, 2002 and 2001,

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

respectively. The Company has no commitments to extend additional credit on loans that are impaired at December 31, 2003.

Details of certain mortgage banking activities at December 31, 2003 and 2002 are as follows:

	2003	2002
Loans held for sale at lower of cost or market	$1,018	$8,113
Loans serviced for others	2,010	3,852
Total Loans sold	105,790	74,318
Commitments to sell mortgage loans	3,657	10,608
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	3,814	3,839
Variable or adjustable rate	369	288

Servicing fee income from mortgage loans serviced for others amounted to $14, $19 and $22 for the years ended December 31, 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had commitments of $39.7 million in other commercial lines of credit, $47.4 million in real estate commitments (both construction and lines of credit), and $19.4 million in other commitments (including consumer credit lines and letters of credit).

(3)    Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31,:

	2003	2002	2001
Balance at beginning of period	$6,874	$5,751	$5,063
Provision	1,125	1,835	1,193
Recoveries	8	21	2
Charge offs	(259)	(733)	(507)

Balance at end of period	$7,748	$6,874	$5,751

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(4)    Investment Securities Available For Sale

The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2003
U.S. Government and its agencies	$27,144	$148	$(107)	$27,185
Mortgage backed and related securities:
Collateralized mortgage obligations	14,934	52	(202)	14,784
Other	13,460	247	(75)	13,632

Totals	$55,538	$447	$(384)	$55,601

December 31, 2002
U.S. Government and its agencies	$22,733	$282	$(7)	$23,008
Mortgage backed and related securities:
Collateralized mortgage obligations	10,579	59	(29)	10,609
Other	14,342	218	—	14,560

Totals	$47,654	$559	$(36)	$48,177

The impairment of investments, as of December 31, 2003, were not other-than-temporary and therefore unrealized losses were not recognized. Due to the short-term nature of these investments we expect to receive full value of these investments. Investments with unrealized losses as of December 31, 2003 are reported as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and its agencies	$9,389	$107	$—	$—	$9,389	$107
Mortgage backed and related securities	9,903	223	—	—	9,903	223

Total temporarily impaired securities	$19,292	$330	$—	$—	$19,292	$330

The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2003 are shown below:

	Amortized cost	Fair value
Due in one year or less	$525	$675
Due after one year through three years	6,705	6,755
Due after three through five years	19,276	19,232
Due after five years through ten years	3,761	3,761
Due after ten years	25,271	25,178

Totals	$55,538	$55,601

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

There were no sales of investment securities available for sale during the years ended December 31, 2003 and 2002. During the year ended December 31, 2001 there were sales of investment securities available for sale resulting in a $41 gain.

Accrued interest on investment securities available for sale amounted to $328 and $258 as of December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, investment securities available for sale with fair values of $12,879 and $12,065, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

We had no securities available for trading at December 31, 2003 or 2002.

(5)    Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
December 31, 2003
Mortgage backed securities:
FNMA certificates	$68	$4	$—	$72
FHLMC certificates	153	9	—	162
GNMA certificates	400	41	—	441
Municipal bonds	1,530	84	—	1,614

	$2,151	$138	$—	$2,289

December 31, 2002
Mortgage backed securities:
FNMA certificates	$140	$10	$—	$150
FHLMC certificates	273	17	—	290
GNMA certificates	688	65	—	753
Municipal bonds	1,720	108	—	1,828

	$2,821	$200	$—	$3,021

The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2003 are shown below:

	Amortized cost	Fair value
Due in one year or less	$505	$520
Due after one year through three years	685	725
Due after three years through five years	277	300
Due after five years through ten years	137	147
Due after ten years	547	597

Totals	$2,151	$2,289

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

There were no sales of investment securities held to maturity during the years ended December 31, 2003, 2002 and 2001.

Accrued interest on investment securities held to maturity amounted to $13 and $17 as of December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, investment securities held to maturity with amortized cost values of $1,924 and $6,439, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)    Premises and Equipment

A summary of premises and equipment at December 31, 2003 and 2002 follows:

	2003	2002
Land	$4,527	$4,538
Buildings and building improvements	17,959	17,423
Furniture, fixtures and equipment	12,349	12,167

	34,835	34,128
Less accumulated depreciation	17,384	16,099

	$17,451	$18,029

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table illustrates the impact of adopting SFAS No. 141 and 142 at December 31,:

	2003	2002	2001
Net Income:
Reported net income	$8,904	$9,424	$6,962
Add back: Goodwill amortization	—	—	577

Pro forma net income	$8,904	$9,424	$7,539

Basic earnings per share:
As reported basic earnings per share	$1.37	$1.31	$0.87
Add back: Goodwill amortization	—	—	0.07

Pro forma basic earnings per share	$1.37	$1.31	$0.94

Diluted earnings per share:
As reported diluted earnings per share	$1.32	$1.27	$0.86
Add back: Goodwill amortization	—	—	0.07

Pro forma diluted earnings per share	$1.32	$1.27	$0.93

(8)    Deposits

Deposits consist of the following at December 31,:

	2003		2002
	Amount	Percent	Amount	Percent
Non interest demand deposits	$78,853	14.6%	$73,860	14.3%
NOW accounts	79,721	14.7	64,881	12.5
Money market accounts	77,141	14.2	73,978	14.3
Savings accounts	101,132	18.7	93,477	18.1
Certificate of deposit accounts	204,985	37.8	210,920	40.8

	$541,832	100.0%	$517,116	100.0%

The combined weighted average interest rate of deposits was 1.12% and 1.57% at December 31, 2003 and 2002, respectively. Accrued interest payable on deposits was $290 and $277 at December 31, 2003 and 2002, respectively. Interest expense, by category are as follows for the years ended December 31,:

	2003	2002	2001
NOW accounts	$601	$779	$1,045
Money market accounts	1,449	1,975	2,888
Savings accounts	363	493	825
Certificate of deposit accounts	4,766	6,857	12,797

	$7,179	$10,104	$17,555

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

Within one year	$130,205
Between one and two years	62,041
Between two and three years	3,675
Between three and four years	5,723
Between four and five years	3,341

$204,985

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $88,842 and $81,887 at December 31, 2003 and 2002, respectively.

(9)    FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2003, the Company maintained a credit facility with the FHLB of Seattle for $113.4 million with an outstanding balance of $31.1 million.

The Company is required to maintain an investment in the stock of FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater. At December 31, 2003, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $2.0 million. The Company maintained $2.9 million in FHLB stock at December 31, 2003. Purchases and sales of stock are made directly with the FHLB at par value. During 2003 and 2002, the Company was required to redeem FHLB stock totaling $16 and $238, respectively, due to the new capital structure requirements issued by FHLB.

A summary of FHLB Advances is summarized as follows:

	2003	2002
Balance at period end, due less than 12 months	$31,100	$—
Average balance	7,306	1,167
Maximum amount outstanding at any month end	31,100	6,000
Average interest rate:
During the period	1.21%	4.83%
At period end	1.10%	—%

At December 31, 2003 and 2002, the Company had $31,100 and zero, respectively, in overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2003, the Company was required to maintain $113,369 in collateral to meet the collateral requirements of FHLB.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(10)    Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $29,700. The lines generally mature annually with the exception of a $2,000 line with U.S. Bank, which does not mature. The $23,700 line with KeyBank matures in July 2004 and the $4,000 line with Bank of America matured December 31, 2003 but automatically renews annually. As of December 31, 2003 there were no overnight federal funds purchased.

(11)    Key Bank Line of Credit

The Company maintains a line of credit for $5 million with Key Bank, which is renewed annually, and currently matures in March 2004. The usage on the Key Bank line of credit is summarized as follows:

	2003	2002
Balance at period end	$—	$—
Average balance during the period	735	827
Maximum amount outstanding at any month end	4,127	3,607
Average interest rate:
During the period	4.10%	4.58%
At period end	0%	0%

(12)    Federal Income Taxes

Federal income tax expense consists of the following for the years ended December 31,:

	2003	2002	2001
Current	$5,309	$5,303	$3,970
Deferred	(580)	(432)	(192)

	$4,729	$4,871	$3,778

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 34% and 35% for income in excess of $10 million for the years ended December 31,:

	2003	2002	2001
Income tax expense at Federal statutory rate	$4,772	$5,003	$3,652
Goodwill	—	—	196
Other, net	(43)	(132)	(70)

	$4,729	$4,871	$3,778

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31,:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,712	$2,215
Management bonus	68	63
Vacation benefits	105	100
Other	144	98

Total deferred tax assets	3,029	2,476
Deferred tax liabilities:
Deferred loan fees	(766)	(749)
Premises and equipment	(1,068)	(1,159)
FHLB stock	(757)	(710)
Unrealized gain on sale of available for sale securities	(24)	(186)

Total deferred tax liabilities	(2,615)	(2,804)

Deferred Federal income tax asset (liability), net	$414	$(328)

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2003, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.

(13)    Stockholders’ Equity

(a)  Stock Repurchase Program

On April 26, 1999 the board of directors of the Company authorized the repurchase in the open market of 100,000 of its outstanding common shares. This was accomplished in the second quarter of 1999 for $0.8 million, or $8.56 per share. In October of 1999, the Company began the first of six stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 976,748 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,000 shares representing 10% of the then outstanding shares was commenced in August 2000 and completed in May 2001. The fourth program for a total of 800,000 shares representing 10% of the then outstanding shares was commenced in May 2001 and completed in June 2002. The fifth program for a total of 750,000 shares was commenced in June 2002 and completed in March 2003, which represented 10% of the then outstanding shares. The sixth program, for a total

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

of 660,000 shares, commenced in March 2003, with 574,263 shares, or 87.0%, repurchased as of December 31, 2003. Collectively as of December 31, 2003, the Company repurchased 5,176,554 shares of our stock representing 47.7% of the total outstanding as of March 31, 1999 at an average price of $12.01. Stock repurchased for the years ended December 31, 2003 and 2002 were $16.5 million and $13.1 million, respectively.

(b)  Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31,:

	2003	2002	2001
Basic:
Basic weighted average shares outstanding	6,530,177	7,239,657	7,964,521
Less restricted stock awards	(35,834)	(30,301)	—

Total basic weighted average shares outstanding	6,494,343	7,209,356	7,964,521
Diluted:
Basic weighted average shares outstanding	6,494,343	7,209,356	7,964,521
Incremental shares from stock options and restricted stock awards	240,644	211,298	170,820

Weighted average shares outstanding	6,734,987	7,420,654	8,135,341

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

There were no anti-dilutive outstanding options to purchase common stock at December 31, 2003, 2002 or 2001.

(c)  Cash Dividend Declared

On December 19, 2003, the Company announced a quarterly cash dividend of 15 cents per share payable on January 30, 2004, to shareholders of record on January 15, 2004.

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

(14)    Stock Option and Award Plans

In September 1994, Heritage Bank’s stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, Heritage Bank’s stockholders approved the adoption of the 1997 stock option plan, which is generally similar to the 1994 plan. On October 15, 1998, the Company’s stockholders approved the adoption of the 1998 stock option plan, which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans. On April 25, 2002, The Company’s stockholders approved the adoption of the 2002 Incentive Stock Option Plan, the 2002 Director Nonqualified Stock Option Plan and the 2003 Restricted Stock Plan, which are generally similar to the 1994, 1997 and 1998 stock plans.

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 344,996 shares. The 1997 plan provides for the granting of options and stock awards up to 257,460 common shares. The 1998 plan provides for the grant of stock options and stock awards for up to 461,125 shares. The 2002 Incentive Stock Option plan provides for the grant of stock options for up to 430,000 shares. The 2002 Director Nonqualified Stock Option plan provides for the grant of stock options for up to 70,000 shares. The 2002 Restricted Stock plan provides for the grant of stock awards for up to 50,000 shares. The number of shares remaining available for future issuance totaled 362,382 as of December 31, 2003.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued under the 1998 plan have a five-year cliff vesting.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The following table summarizes stock option and award activity for the years ended December 31, 2003, 2002 and 2001.

	Outstanding Options and Awards		Exercisable Options and Awards
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2000	570,176	$6.87	333,077	$5.40
Options granted	35,100	10.14	—	—
Became exercisable	—	—	106,250	9.43
Less: Exercised	(102,340)	4.02	(102,340)	4.02
Expired or canceled	(35,675)	9.04	(35,675)	6.85

Balance at December 31, 2001	467,261	7.57	301,312	6.85

Options and awards granted	184,100	12.25	—	—
Became exercisable	—	—	90,850	9.05
Less: Exercised	(61,611)	6.52	(61,611)	6.52
Expired or canceled	(3,550)	10.47	(3,550)	9.23

Balance at December 31, 2002	586,200	9.13	327,001	7.55

Options and awards granted	169,350	21.20	—	—
Became exercisable	—	—	123,599	10.53
Less: Exercised	(146,693)	6.61	(146,693)	6.61
Expired or canceled	(11,150)	16.57	(10,650)	16.29

Balance at December 31, 2003	597,707	$13.11	293,257	$8.96

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2003 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$ 3.58—$ 8.25	61,111	1.4	$4.63	61,111	$4.63
$ 8.44—$ 8.50	56,200	2.9	$8.45	56,200	$8.45
$ 8.75—$ 9.00	12,950	2.5	$8.89	12,950	$8.89
$9.75	64,500	3.9	$9.75	64,500	$9.75
$ 10.05—$10.15	25,300	4.4	$10.15	14,500	$10.15
$11.13	45,000	1.9	$11.13	45,000	$11.13
$12.25	132,096	5.2	$12.25	38,996	$12.25
$15.95	2,700	6.0	$15.95	—	—
$19.05	9,000	6.1	$19.05	—	—
$21.38	152,850	6.2	$21.38	—	—

	561,707	4.3	$13.10	293,257	$8.96

The above table does not include the shares issued under the restricted stock award plan of 1998. There were 35,000 shares issued on February 19, 2002 at the fair market value of $12.25, which were approved by

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

shareholders on April 25, 2002. An additional 1,500 shares were issued on May 12, 2003 at the fair market value of $22.47, with 500 of these shares canceled during the third quarter of 2003. The compensation expense associated with theses awards is being booked over the vesting life of 5 years. For the years ended December 31, 2003 and 2002, $55 and $109 in compensation expense was booked, respectively. The unvested shares are not included for the calculation of basic earnings per share but are included in diluted earnings per share.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2003 and December 31, 2002, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2003:
The Company consolidated
Tier 1 leverage capital to average assets	$18,414	3%	$30,691	5%	$55,505	9.0%
Tier 1 capital to risk-weighted assets	21,291	4	31,937	6	55,505	10.4
Total capital to risk-weighted assets	42,583	8	53,228	10	62,172	11.7
Heritage Bank
Tier leverage capital to average assets	15,526	3	25,877	5	43,876	8.5
Tier 1 capital to risk-weighted assets	18,818	4	28,227	6	43,876	9.3
Total capital to risk-weighted assets	37,635	8	47,044	10	49,771	10.6
Central Valley Bank
Tier leverage capital to average assets	2,903	3	4,838	5	7,388	7.6
Tier 1 capital to risk-weighted assets	2,505	4	3,758	6	7,388	11.8
Total capital to risk-weighted assets	5,010	8	6,263	10	8,116	13.0

As of December 31, 2002:
The Company consolidated
Tier 1 leverage capital to average assets	$17,737	3%	$29,562	5%	$65,411	11.1%
Tier 1 capital to risk-weighted assets	19,120	4	28,680	6	65,411	13.7
Total capital to risk-weighted assets	38,240	8	47,800	10	71,403	14.9
Heritage Bank
Tier leverage capital to average assets	14,938	3	24,897	5	55,201	11.1
Tier 1 capital to risk-weighted assets	16,650	4	24,976	6	55,201	13.3
Total capital to risk-weighted assets	33,301	8	41,626	10	60,421	14.5
Central Valley Bank
Tier leverage capital to average assets	2,803	3	4,672	5	6,777	7.3
Tier 1 capital to risk-weighted assets	2,450	4	3,674	6	6,777	11.1
Total capital to risk-weighted assets	4,899	8	6,124	10	7,443	12.2

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

The pension portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of approximately $403, $426, and $316 are included in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2003, 2002 and 2001 were $209, $162, and $154, respectively.

The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established for eligible employees the ESOP and related trust effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of seven years.

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $183, $96 and $64 for the years ended December 31, 2003, 2002 and 2001, respectively.

For the year ended December 31, 2003, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 80,084 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,724 at December 31, 2003.

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

(c)  Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2003 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2003		December 31, 2002
	Book value	Fair value	Book value	Fair value
Financial Assets
Cash on hand and in banks	$17,945	$17,945	$18,801	$18,801
Interest bearing deposits	9,981	9,981	19,192	19,192
Federal funds sold	7,600	7,600	7,950	7,950
Investment securities available for sale	55,601	55,601	48,177	48,177
Investment securities held to maturity	2,151	2,289	2,821	3,021
FHLB and Federal Reserve stock	2,962	2,962	2,854	2,854
Loans receivable and loans held for sale	521,413	530,285	470,264	474,584

Financial Liabilities
Deposits:
Savings, money market and demand	$336,847	$336,847	$306,196	$306,196
Time certificates	204,985	204,120	210,920	213,361

Total deposits	514,832	540,967	517,116	519,557

FHLB advances	31,100	31,100	—	—

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2003	2002
ASSETS
Cash and interest earning deposits	$3,947	$3,175
Loans receivable—ESOP	987	1,056
Investment in subsidiary banks	57,851	68,518
Other assets	443	743

	$63,228	$73,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$996	$1,095
Total stockholders’ equity	62,232	72,397

	$63,228	$73,492

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2003	2002	2001
Interest income:
Interest income	$18	$16	$26
ESOP loan	87	93	98
Other income:
Equity in undistributed income of subsidiaries	9,332	9,864	7,264

Total income	9,437	9,973	7,388
Interest expense	68	63	41
Other expenses	696	712	541

Total expense	764	775	582

Income before federal income taxes	8,673	9,198	6,806
Benefit for income taxes	(231)	(226)	(156)

Net income	$8,904	$9,424	$6,962

Basic earnings per common share	$1.37	$1.31	$0.87
Diluted earnings per common share	1.32	1.27	0.86

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$8,904	$9,424	$6,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiaries	(9,332)	(9,864)	(7,264)
Dividends from subsidiaries	20,000	16,950	12,400
Recognition of compensation related to ESOP and restricted stock shares	298	241	104
Net change in other assets and liabilities	100	476	(238)
Gain on sale of premises and equipment	(1)	—	—

Net cash provided by operating activities	19,969	17,227	11,964
Cash flows from investing activities:
ESOP loan principal repayments	69	63	58
Proceeds from sale of premise and equipment	1	—	—

Net cash provided by investing activities	70	63	58
Cash flows from financing activities:
Cash dividends paid	(3,731)	(3,527)	(3,178)
Exercise of stock options	970	479	411
Stock repurchase	(16,506)	(13,052)	(8,810)

Net cash used in financing activities	(19,267)	(16,100)	(11,577)

Net increase in cash and cash equivalents	772	1,190	445
Cash and cash equivalents at beginning of period	3,175	1,985	1,540

Cash and cash equivalents at end of period	$3,947	$3,175	$985

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)

(20) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows (dollars in thousands, except for per share amounts):

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,277	$9,196	$9,275	$9,377
Interest expense	2,000	1,873	1,746	1,690

Net interest income	7,277	7,323	7,529	7,687
Provision for loan losses	495	330	150	150

Net interest income after provision for loan losses	6,782	6,993	7,379	7,537
Non-interest income	1,627	1,991	1,929	1,509
Non-interest expense	5,250	5,608	5,607	5,649

Income before provision for income taxes	3,160	3,376	3,701	3,397
Provision for income taxes	1,099	1,170	1,288	1,173

Net income	$2,061	$2,206	$2,413	$2,224

Basic earnings per share	$0.31	$0.33	$0.38	$0.35
Diluted earnings per share	0.30	0.32	0.36	0.34
Cash dividends declared	0.135	0.140	0.145	0.150

	Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,304	$10,221	$10,007	$9,894
Interest expense	2,943	2,610	2,398	2,273

Net interest income	7,361	7,611	7,609	7,621
Provision for loan losses	306	539	495	495

Net interest income after provision for loan losses	7,055	7,072	7,114	7,126
Non-interest income	1,393	1,484	1,552	1,753
Non-interest expense	4,986	5,147	4,944	5,177

Income before provision for income taxes	3,462	3,409	3,722	3,702
Provision for income taxes	1,169	1,152	1,262	1,289

Net income	$2,293	$2,257	$2,460	$2,413

Basic earnings per share	$0.31	$0.31	$0.35	$0.35
Diluted earnings per share	0.30	0.30	0.34	0.34
Cash dividends declared	0.115	0.120	0.125	0.130

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	1998 Stock Option and Restricted Stock Award Plan(2)
10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)
10.6	1997 Stock Option and Restricted Stock Award Plan(3)
10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)
10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)
10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)
10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)
14.0	Code of Ethics
21.0	Subsidiaries of the Company
23.0	Consent of KPMG LLP
24.0	Power of Attorney
31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).