Form 10-Q
period 2004-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2004-05-04
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 12, 2004 there were 6,055,964 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2004 and December 31, 2003	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2004 and Comprehensive Income for the Three Months Ended March 31, 2004 and 2003	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures	18

	Certifications

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME:
Loans	$8,820	$8,647
Investment securities and FHLB dividends	512	545
Interest bearing deposits and fed funds sold	43	85

Total interest income	9,375	9,277
INTEREST EXPENSE:
Deposits	1,569	1,988
Borrowed funds	99	12

Total interest expense	1,668	2,000

Net interest income	7,707	7,277
Provision for loan losses	180	495

Net interest income after provision for loan losses	7,527	6,782
NONINTEREST INCOME:
Gains on sales of loans	281	415
Service charges on deposits	598	586
Rental income	69	66
Merchant visa income	391	325
Other income	224	235

Total noninterest income	1,563	1,627
NONINTEREST EXPENSE:
Salaries and employee benefits	3,126	2,803
Building occupancy	958	866
Data processing	314	296
Marketing	93	82
Office supplies and printing	84	97
Merchant visa	316	263
Other	873	842

Total noninterest expense	5,764	5,249

Income before federal income taxes	3,326	3,160
Federal income taxes	1,107	1,099

Net income	$2,219	$2,061

Earnings per share:
Basic	$0.36	$0.31
Diluted	$0.35	$0.30
Dividends declared per share:	$0.155	$0.135

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Cash on hand and in banks	$15,538	$17,495
Interest earning deposits	11,568	9,981
Federal funds sold	9,000	7,600
Investment securities available for sale	47,051	55,601
Investment securities held to maturity	2,131	2,151
Loans held for sale	4,356	1,018
Loans receivable	535,488	520,395
Less: Allowance for loan losses	(7,924)	(7,748)

Loans receivable, net	527,564	512,647
Other real estate owned	536	523
Premises and equipment, net	17,163	17,451
Federal Home Loan Bank and Federal Reserve stock, at cost	2,986	2,962
Accrued interest receivable	2,739	2,782
Prepaid expenses and other assets	3,016	3,205
Deferred Federal income taxes, net	287	414
Goodwill	6,640	6,640

Total assets	$650,575	$640,920

Liabilities and Stockholders’ Equity
Deposits	$557,326	$541,832
Advances from Federal Home Loan Bank	25,400	31,100
Accrued expenses and other liabilities	8,535	5,756

Total liabilities	591,261	578,688
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,054,995 and 6,192,996 shares outstanding at March 31, 2004 and December 31, 2003, respectively	14,528	18,430
Unearned compensation - ESOP and other	(1,614)	(1,087)
Retained earnings, substantially restricted	46,119	44,849
Accumulated other comprehensive income, net	281	40

Total stockholders’ equity	59,314	62,232

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$650,575	$640,920

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE

MONTHS ENDED MARCH 31, 2004 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS

ENDED MARCH 31, 2004 and 2003

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation -ESOP and other	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Earned ESOP shares, incentive stock options and restricted stock awards	30	618	(527)	—	—	91
Stock repurchase	(231)	(4,994)	—	—	—	(4,994)
Exercise of stock options	63	474	—	—	—	474
Net income	—	—	—	2,219	—	2,219
Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	241	241
Cash dividends declared	—	—	—	(949)	—	(949)

Balance at March 31, 2004	6,055	$14,528	$(1,614)	$46,119	$281	$59,314

Comprehensive Income	Three months ended March 31,
	2004	2003
Net income	$2,219	$2,061
Change in unrealized gain (loss) on securities available for sale, net of tax of $124 and ($49)	241	(96)

Comprehensive income	$2,460	$1,965

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$2,219	$2,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	459	449
Deferred loan fees, net of amortization	119	14
Provision for loan losses	180	495
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(24)	45
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	3,464	1,108
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	91	37
Gain on sale of premises and equipment	(3)	—
Net increase in loans held for sale	(3,338)	(263)

Net cash used in operating activities	3,167	3,946

Cash flows from investing activities:
Loans originated, net of principal payments	(15,216)	(7,551)
Proceeds from other real estate owned	—	418
Proceeds from maturities/calls of investment securities available for sale	10,448	20,376
Proceeds from maturities/calls of investment securities held to maturity	20	142
Purchase of investment securities available for sale	(1,530)	(20,732)
Purchase of premises and equipment	(172)	(519)
Proceeds from sale of premises and equipment	4	5

Net cash used in investing activities	(6,446)	(7,861)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,494	(2,658)
Net decrease in borrowed funds	(5,700)	—
Net decrease in advance payment by borrowers for taxes and insurance	5	(22)
Cash dividends paid	(956)	(939)
Proceeds from exercise of stock options	460	446
Stock repurchased	(4,994)	(4,221)

Net cash provided by (used in) financing activities	4,309	(7,394)

Net increase (decrease) in cash and cash equivalents	1,030	(11,309)

Cash and cash equivalents at beginning of period	35,076	45,943

Cash and cash equivalents at end of period	$36,106	$34,634

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$1,098	$2,095
Federal income taxes	—	350
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	13	—
Net charge offs	4	31
Tax benefit from nonqualified stock options	14	89

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

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

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, agricultural loans, income property loans, and consumer loans.

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2003 audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2004	2003
Basic:
Weighted average shares outstanding	6,181,371	6,770,643
Less: Weighted average unvested restricted stock awards	(38,115)	(35,000)

Basic weighted average shares outstanding	6,143,256	6,735,643

Diluted:
Basic weighted average shares outstanding	6,143,256	6,735,643
Incremental shares from unexercised stock options and unvested restricted stock awards	188,596	231,865

Weighted average shares outstanding	6,331,852	6,967,508

As of March 31, 2004, there were 152,700 anti-dilutive shares outstanding and as of March 31, 2003 there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On March 18, 2004, we announced a quarterly cash dividend of 15.5 cents per share payable on April 29, 2004 to stockholders of record on April 15, 2004.

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

	Three Months Ended March 31,
	2004	2003
Net Income:
As Reported	$2,219	$2,061
Plus Compensation costs recognized under APB No. 25, net of taxes	22	—
Less FAS No. 123 compensation costs, net of taxes	(57)	(60)

Pro Forma	$2,184	$2,001

Basic earnings per share:
As Reported	$0.36	$0.31
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)

Pro Forma	$0.35	$0.30

Diluted earnings per share:
As Reported	$0.35	$0.30
Plus Compensation costs recognized under APB No. 25, net of taxes	—	—
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)

Pro Forma	$0.34	$0.29

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the three months ended March 31, 2004 and 2003 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2004	2.99%	6.00	20%	4.31%	$2.58
March 31, 2003	3.52%	6.00	24%	3.88%	$3.74

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2003 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets increased $9.7 million (1.5%) to $650.6 million as of March 31, 2004 from the December 31, 2003 balance of $640.9 million. Deposits increased $15.5 million (2.9%) to $557.3 million as of March 31, 2004 from the December 31, 2003 balance of $541.8 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $18.2 million (3.5%) to $531.9 million as of March 31, 2004 from the December 31, 2003 balance of $513.7 million. Commercial loans increased by $2.8 million to $269.0 million as of March 31, 2004 from the December 31, 2003 balance of $266.3 million. Commercial loans continue to be the largest segment of loans at 49.8% and 51.1% as a percentage of total loans as of March 31, 2004 and December 31, 2003, respectively.

The Company’s stock repurchase program continues to contribute to earnings per share. As of March 31, 2004, we have repurchased a total of 5,407,291 shares, or 49.8% of the total outstanding at March 1999, at an average price of $12.43 per share. During the quarter ended March 31, 2004, we repurchased 230,737 shares at an average price of $21.64. We began our current 5% repurchase program on March 22, 2004 with the goal to repurchase approximately 305,000 shares over a period of eighteen months. Through March 31, 2004, we purchased 145,000 shares under the current program at an average price of $21.44. We remain committed to repurchasing shares as long as equity ratios remain strong and the purchases are accretive to earnings per share.

Earnings Summary

Net income for the three months ended March 31, 2004 was $0.35 per diluted share compared to $0.30 per diluted share for the same period last year. Actual earnings for the three months ended March 31, 2004 were $2,219,000 compared to $2,061,000 for the same period in 2003, an increase of 7.7%.

Return on average equity for the quarter ended March 31, 2004 improved to 14.13% from 11.39% for the same period last year. Average equity declined by $9.6 million to $62.8 million for the three months ended March 31, 2004 versus $72.4 million for the same period last year and net income increased by $158,000.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2004 increased 5.9% to $7,707,000 from $7,277,000 for the same quarter in 2003. Interest income on loans increased $173,000 or 2.0% for the three months ended March 31, 2004 as compared to the same quarter last year and interest expense on deposits declined $419,000 or 21.1% during this same period.

The net interest margin (net interest income divided by average interest earning assets) decreased to 5.15% for the current quarter from 5.36% for the same quarter last year. While we have been successful in reducing our cost of deposits, loan yields have declined at an even faster rate over the past year. The average rate on interest bearing liabilities for the three months ended March 31, 2004 was 1.32% versus 1.78% for the same period in the prior year. The average rate on interest earning assets for the three months ended March 31, 2004 was 6.26% compared to 6.83% for the same quarter last year. In part, the lower cost of deposits has been the result of the shift in deposit mix. Noninterest bearing deposits averaged $69.4 million for the quarter ended March 31, 2004 versus $61.5 million for the quarter ended March 31, 2003, an increase of 12.8%. However, low interest rates continue to cause declining loan yields with very little room to reduce an already low cost of funds. If this low rate climate persists, management expects that the net interest margin will experience further declines.

Provision for Loan Losses

The provision for loan losses was $180,000 for the three months ended March 31, 2004, down from $495,000 for the first quarter of 2003. We believe that the 2003 provisions were necessary to ensure that we maintained our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weak economic conditions. However, during the second quarter of 2003 one of our largest non-accruing loans was re-paid and the anticipated additional loss on this credit was not realized.

Noninterest Income

Noninterest income decreased 3.9% to $1,563,000 for the three months ended March 31, 2004 compared with $1,627,000 for the same quarter in 2003. The decrease is the result of declines in mortgage banking activity with loan sale gains down $134,000, or 32.3%. Although mortgage banking activity increased during March, it will be difficult to match the last year’s strong loan sale gains.

Noninterest Expense

Noninterest expense increased 9.8% to $5,764,000 during the three months ended March 31, 2004 compared to $5,249,000 for the same period during 2003. The majority of the increase occurred in salaries and employee benefits, which were up 11.5% to $3,126,000 for the three months ended March 31, 2004 compared to $2,803,000 for the same period last year. Salaries were up over last year as a result of normal salary increases and the expansion of our commercial lending staff in Pierce County. Benefits were up due to aggressive increases in health care costs.

The efficiency ratio for the quarter ended March 31, 2004 was 62.18% compared to 58.95% for the comparable quarter in 2003. The efficiency ratio increases are primarily a result of lower noninterest income combined with increases in noninterest expense.

Lending Activities

Since initiating our expansion activities in 1994, we have supplemented our traditional mortgage loan products by increasing our emphasis on commercial loans. As indicated in the table below, total loans increased to $539.8 million at March 31, 2004 from $521.4 million at December 31, 2003.

	At March 31, 2004	% of Total	At December 31, 2003	% of Total
	(Dollars in thousands)
Commercial	$269,023	49.83%	$266,252	51.06%
Real estate mortgages
One-to-four family residential	59,516	11.02	57,377	11.00
Five or more family residential and commercial properties	156,913	29.07	149,728	28.72

Total real estate mortgages	216,429	40.09	207,105	39.72
Real estate construction
One-to-four family residential	22,766	4.22	19,881	3.81
Five or more family residential and commercial properties	22,604	4.19	19,570	3.75

Total real estate construction	45,370	8.41	39,451	7.56
Consumer	10,548	1.95	10,043	1.93

Gross loans	541,370	100.28	522,851	100.27
Less: deferred loan fees	(1,526)	(0.28)	(1,438)	(0.27)

Total loans	$539,844	100.00%	$521,413	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2004	At December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$447	$297
Restructured loans	—	—

Total nonperforming loans	447	297
Other real estate owned	401	389

Total nonperforming assets	$848	$686

Accruing loans past due 90 days or more	$19	$19
Potential problem loans	10,626	10,502
Allowance for loan losses	7,924	7,748
Nonperforming loans to loans	0.08%	0.06%
Allowance for loan losses to loans	1.47%	1.49%
Allowance for loan losses to nonperforming loans	1,771.19%	2,611.97%
Nonperforming assets to total assets	0.13%	0.11%

Nonperforming assets increased to $848,000, or 0.13% of total assets, at March 31, 2004 from $686,000, or 0.11% of total assets, at December 31, 2003. This increase was primarily the result of the addition of one nonperforming loan during the first quarter. We believe that we are adequately reserved for any potential losses.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$539,844	$478,033
Average loans outstanding during period	521,350	457,512
Allowance balance at beginning of period	7,748	6,874
Provision for loan losses	180	495
Charge offs:
Real estate	—	—
Commercial	—	(31)
Agriculture	(9)	—
Consumer	(1)	—

Total charge offs	(10)	(31)

Recoveries:
Real estate	—	—
Commercial	6	—
Agriculture	—	—
Consumer	—	—

Total recoveries	6	—

Net charge offs	(4)	(31)

Allowance balance at end of period	$7,924	$7,338

Allowance for loan loss to loans	1.47%	1.53%
Ratio of net charge offs during period to average loans outstanding	(0.001)%	(0.007)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the three months ended March 31, 2004 increased by $176,000 to $7.9 million from $7.7 million at December 31, 2003. The growth in the allowance was due to an $180,000 provision, which was partially offset by $4,000 in net charge offs during the period.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient sources to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2004, cash and cash equivalents totaled $36.1 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $13.7 million, or 2.0% of total assets. At March 31, 2004, our banks maintained a credit facility with the FHLB of Seattle for $109.2 million, with $25.4 million in borrowings outstanding as of March 31, 2004.

Capital

Stockholders’ equity at March 31, 2004 was $59.3 million compared with $62.2 million at December 31, 2003. During the period, we repurchased $5.0 million of Heritage Financial Corporation stock, declared dividends of $949,000, realized income of $2.2 million, recorded $241,000 in net unrealized gains on securities available for sale, and realized the effects of exercising stock options, earned ESOP shares, incentive stock options and restricted stock awards totaling $565,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2004 our leverage ratio was 8.2% compared with 9.0% at December 31, 2003. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.5% and 10.8%, respectively, at March 31, 2004 compared with 10.4% and 11.7%, respectively, at December 31, 2003.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2004.

Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2003. We are relatively neutral to slightly asset sensitive with respect to interest rate risk.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Serverence Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.1	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.
(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(b)	Reports on Form 8-K

On January 29, 2004 the Company filed an 8-K announcing the issuance of the press release, which announced operating earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: May 3, 2004	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)