Form 10-Q
period 2004-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2004-07-30
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 13, 2004 there were 5,904,092 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans	$8,953	$8,713	$17,774	$17,360
Investment securities and FHLB dividends	463	442	974	988
Interest bearing deposits and fed funds sold	40	41	83	125

Total interest income	9,456	9,196	18,831	18,473
INTEREST EXPENSE:
Deposits	1,575	1,846	3,144	3,834
Borrowed funds	92	27	190	39

Total interest expense	1,667	1,873	3,334	3,873

Net interest income	7,789	7,323	15,497	14,600
Provision for loan losses	180	330	360	825

Net interest income after provision for loan losses	7,609	6,993	15,137	13,775
NONINTEREST INCOME:
Gains on sales of loans	218	640	498	1,055
OREO income	73	—	73	—
Service charges on deposits	649	627	1,247	1,213
Rental income	71	66	141	132
Merchant visa income	477	392	867	717
Other income	215	266	439	500

Total noninterest income	1,703	1,991	3,265	3,617
NONINTEREST EXPENSE:
Salaries and employee benefits	3,111	2,947	6,237	5,750
Building occupancy	932	921	1,890	1,787
Data processing	303	298	618	594
Marketing	116	103	208	186
Office supplies and printing	87	101	170	198
Merchant visa	368	321	684	583
Other	986	917	1,859	1,759

Total noninterest expense	5,903	5,608	11,666	10,857

Income before federal income taxes	3,409	3,376	6,736	6,535
Federal income taxes	1,119	1,170	2,227	2,268

Net income	$2,290	$2,206	$4,509	$4,267

Earnings per share:
Basic	$0.39	$0.33	$0.75	$0.64
Diluted	$0.38	$0.32	$0.73	$0.62

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Cash on hand and in banks	$18,083	$17,495
Interest earning deposits	7,247	9,981
Federal funds sold	9,000	7,600
Investment securities available for sale	48,162	55,601
Investment securities held to maturity	2,075	2,151
Loans held for sale	685	1,018
Loans receivable	553,513	520,395
Less: Allowance for loan losses	(8,091)	(7,748)

Loans receivable, net	545,422	512,647
Other real estate owned	190	523
Premises and equipment, net	16,942	17,451
Federal Home Loan Bank and Federal Reserve stock, at cost	3,016	2,962
Accrued interest receivable	2,834	2,782
Prepaid expenses and other assets	4,464	3,205
Deferred federal income taxes, net	731	414
Goodwill	6,640	6,640

Total assets	$665,491	$640,920

Liabilities and Stockholders’ Equity
Deposits	$560,725	$541,832
Advances from Federal Home Loan Bank	41,500	31,100
Accrued expenses and other liabilities	6,340	5,756

Total liabilities	608,565	578,688
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 5,904,069 and 6,192,996 shares outstanding at June 30, 2004 and December 31, 2003, respectively	11,555	18,430
Unearned compensation - ESOP and other	(1,524)	(1,087)
Retained earnings, substantially restricted	47,459	44,849
Accumulated other comprehensive income	(564)	40

Total stockholders’ equity	56,926	62,232

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$665,491	$640,920

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS

ENDED JUNE 30, 2004 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2004 and 2003

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation - ESOP and other	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Earned ESOP, incentive stock options and restricted stock awards	29	620	(437)	—	—	183
Stock repurchase	(393)	(8,105)	—	—	—	(8,105)
Exercise of stock options	75	610	—	—	—	610
Net income	—	—	—	4,509	—	4,509
Increase in unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(604)	(604)
Cash dividends declared	—	—	—	(1,899)	—	(1,899)

Balance at June 30, 2004	5,904	$11,555	$(1,524)	$47,459	$(564)	$56,926

	Three months ended June 30,		Six months ended June 30,
Comprehensive Income	2004	2003	2004	2003
Net income	$2,290	$2,206	$4,509	$4,267
Change in unrealized gain (loss) on securities available for sale, net of tax of $(435), $54, $(311) and $5	(845)	105	(604)	9

Comprehensive income	$1,445	$2,311	$3,905	$4,276

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$4,509	$4,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	882	894
Deferred loan fees, net of amortization	193	95
Provision for loan losses	360	825
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(54)	(72)
Net change in accrued interest receivable, prepaid expenses and
other assets, and accrued expenses and other liabilities	87	5,365
Recognition of compensation related to ESOP and restricted stock awards	183	108
Gain on sale of premises and equipment	(6)	—
Gain on sale of other real estate owned	(73)	—
Net (increase) decrease in loans held for sale	333	(275)

Net cash provided by operating activities	6,414	11,207

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(33,671)	(21,597)
Proceeds from other real estate owned	406	610
Proceeds from maturities/calls of investment securities available for sale	16,596	35,832
Proceeds from maturities/calls of investment securities held to maturity	76	178
Purchase of investment securities available for sale	(10,078)	(26,425)
Purchase of premises and equipment	(377)	(1,115)
Proceeds from sale of other investments	—	16
Proceeds from sale of premises and equipment	10	5

Net cash used in investing activities	(27,038)	(12,496)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,893	(8,759)
Net increase (decrease) in borrowed funds	10,400	4,380
Net increase (decrease) in advance payment by borrowers for taxes and insurance	1	(21)
Cash dividends paid	(1,921)	(1,846)
Proceeds from exercise of stock options	610	715
Stock repurchased	(8,105)	(11,063)

Net cash provided by (used in) financing activities	19,878	(16,594)

Net decrease in cash and cash equivalents	(746)	(17,883)

Cash and cash equivalents at beginning of period	35,076	45,943

Cash and cash equivalents at end of period	$34,330	$28,060

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$2,676	$3,890
Federal income taxes	2,448	2,720
Supplemental disclosures of cash flow information:
Net charge offs	17	33
Tax benefit from nonqualified stock options	31	106

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2004 and 2003

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Effective April 29, 2004, Heritage announced it’s intent to convert Heritage Bank to a state commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank, N.A. is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank, N.A. conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make residential construction loans, income property loans, and consumer loans.

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2003 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addressed how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interests of the VIE. Application of this Interpretation did not have an effect on our financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic:
Weighted average shares outstanding	6,000,852	6,679,874	6,091,112	6,725,008
Less: Weighted average unvested restricted stock awards	(61,714)	(35,824)	(49,915)	(35,414)

Basic weighted average shares outstanding	5,939,138	6,644,050	6,041,197	6,689,594

Diluted:
Basic weighted average shares outstanding	5,939,138	6,644,050	6,041,197	6,689,594
Incremental shares from unexercised stock options and unvested restricted stock awards	165,421	262,147	177,009	247,183

Weighted average shares outstanding	6,104,559	6,906,197	6,218,206	6,936,777

As of June 30, 2004, there were 276,030 anti-dilutive shares outstanding and as of June 30, 2003 there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On June 17, 2004, we announced a quarterly cash dividend of 16 cents per share payable on July 29, 2004 to stockholders of record on July 15, 2004.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2003 and 2004 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income:
As Reported	$2,290	$2,206	$4,509	$4,267
Plus Compensation costs recognized under APB No. 25, net of taxes	32	23	62	22
Less SFAS No. 123 compensation costs, net of taxes	(78)	(59)	(152)	(95)

Pro Forma	$2,244	$2,170	$4,419	$4,194

Basic earnings per share:
As Reported	$0.39	$0.33	$0.75	$0.64
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—	0.01	—
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.03)	(0.01)

Pro Forma	$0.39	$0.32	$0.73	$0.63

Diluted earnings per share:
As Reported	$0.38	$0.32	$0.73	$0.62
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—	0.01	—
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.02)	(0.01)

Pro Forma	$0.38	$0.31	$0.72	$0.61

The compensation expense included in the pro forma net income is not likely representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the six months ended June 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2004	2.99%	6.0	20%	4.31%	$2.58
June 30, 2003	3.52%	6.5	24%	3.85%	$1.63

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

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. Effective January 8, 1998, our common stock began to trade on the NASDAQ National Market under the symbol “HFWA”.

Financial Condition Data

Total assets increased $24.6 million (3.8%) to $665.5 million as of June 30, 2004 from the December 31, 2003 balance of $640.9 million. Deposits increased $18.9 million (3.5%) to $560.7 million as of June 30, 2004 from the December 31, 2003 balance of $541.8 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $32.4 million (6.3%) to $546.1 million as of June 30, 2004 from the December 31, 2003 balance of $513.7 million. Commercial loans increased by $14.7 million to $281.0 million as of June 30, 2004 from the December 31, 2003 balance of $266.3 million. Commercial loans continue to be the largest segment of loans at 50.7% and 51.1% as a percentage of total loans as of June 30, 2004 and December 31, 2003, respectively.

The Company’s stock repurchase program continues to contribute to earnings per share. As of June 30, 2004, we have repurchased a total of 5,569,491 shares, or 51.3% of the total outstanding at March 1999, at an average price of $12.62 per share. During the quarter ended June 30, 2004, we repurchased 162,200 shares at an average price of $19.18. During the six months ended June 30, 2004, we repurchased 392,937 shares at an average price of $20.63. We began our most recent repurchase program on March 22, 2004 with the goal to repurchase approximately 5% of our outstanding shares over a period of eighteen months. We completed that program on June 28, 2004 having purchased 307,200 shares at an average price of $20.25 per share. We continually evaluate share repurchases and as long as our capital ratios remain strong and as long as we believe that repurchasing our shares returns value to our shareholders we will continue to do so.

Earnings Summary

Net income for the three months ended June 30, 2004 was $0.38 per diluted share compared to $0.32 per diluted share for the same period last year, an increase of 18.8%. Actual earnings for the three months ended June 30, 2004 were $2.290 million compared to $2.206 million for the same period in 2003, an increase of 3.8%. Net income for the six months ended June 30, 2004 was $0.73 per diluted share compared to $0.62 per diluted share for the same period last year, an increase of 17.7%. Actual earnings for the six months ended June 30, 2004 were $4.509 million compared to $4.267 million for the same period in 2003, an increase of 5.7%. The difference in performance on a per share basis versus actual dollar basis is the result of our stock repurchase program that has continued to be accretive to earnings per share.

For the quarter ended June 30, 2004, return on average equity improved to 15.36% from 12.46% for the quarter ended June 30, 2003 and increased from this year’s first quarter return of 14.13%. The Company’s capital position remains strong at 8.55% of total assets as of June 30, 2004, down from 11.01% at June 30, 2003. Average equity for the quarter ended June 30, 2004 declined to $59.6 million from $70.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the Company’s return on average equity increased to 14.73% from 11.92% for the six months ended June 30, 2003. Average equity for the six months ended June 30, 2004 declined to $61.2 million from $71.6 million for the six months ended June 30, 2003.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2004 increased 6.4% to $7.789 million from $7.323 million for the same quarter in 2003. Net interest income before provision for loan losses for the six months ended June 30, 2004 increased 6.1% to $15.497 million from $14.600 million for the same period in 2003. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.14% for the current quarter from 5.43% for the same quarter last year. The net interest margin decreased to 5.15% for the six months ended June 30, 2004 from 5.39% for the same period in 2003.

Interest income increased $260,000, or 2.8%, as compared to the second quarter last year and interest expense declined $206,000, or 11.0%, during this same period. Interest income for the six months ended June 30, 2003 increased $358,000 as compared to the same period last year and interest expense declined $539,000, or 13.9%, during this same period. Loans averaged $535.0 million with an average yield of 6.69% for the three months ended June 30, 2004 compared to average loans of $474.1 million with an average yield of 7.35% for the same period in 2003. Loans averaged $528.2 million with an average yield of 6.73% for the six months ended June 30, 2004 compared to average loans of $465.9 million with an average yield of 7.45% for the same period in 2003. Interest bearing deposits averaged $486.8 million with an average cost of 1.29% for the three months ended June 30, 2004 compared to $446.2 million with an average cost of 1.65% for the same period in 2003. Interest bearing deposits averaged $480.6 million with an average cost of 1.31% for the six months ended June 30, 2004 compared to $448.2 million with an average cost of 1.71% for the same period in 2003.

Provision for Loan Losses

The provision for loan losses was $180,000 for the three months ended June 30, 2004, down from $330,000 for the second quarter of 2003. The provision for loan losses was $360,000 for the six months ended June 30, 2004 down from $825,000 for the same period in 2003. We believe that with an improved local economy and with our reduced level of non-performing and criticized assets the reduction in the provision this year is appropriate.

Noninterest Income

Noninterest income decreased 14.5% to $1.703 million for the second quarter of 2004 compared with $1.991 million for the same quarter in 2003. Noninterest income decreased 9.7% to $3.265 million for the six months ended June 30, 2004 from $3.617 million for same period in 2003. The decrease is the result of reduced mortgage banking income, which was down 65.9%, or $422,000 for the second quarter of 2004 compared to the same quarter last year and 52.8%, or $557,000, for the six months ended June 30, 2004 compared to the same period last year. We have taken steps to reduce our staffing levels related to mortgage banking related to sharply reduced levels of mortgage banking activity and lower income. As a result, we expect lower noninterest expense related to mortgage banking in the second half of the year. The mortgage banking income decline was offset by $73,000 in Other Real Estate Owned (OREO) gains during the three and six months ended June 30, 2004 compared with zero gains in the same periods in the prior year. Merchant Visa income provided a 21.7% increase, or $85,000, and 20.9%, or $150,000, for the three and six months ended June 30, 2004, respectively over the same periods last year.

Noninterest Expense

Noninterest expense increased 5.3% to $5.903 million during the second quarter of 2004 compared to $5.608 million for the second quarter of 2003. Noninterest expense increased 7.5% to $11.666 million for the six months ended June 30, 2004 from $10.857 million for the same period last year. The majority of the increase occurred in salaries and employee benefits which were up 5.6% to $3.111 million for the three months ended June 30, 2004 compared to the same period last year. Salaries and benefits increased 8.5% to $6.237 million for the six months ended June 30, 2004 from $5.750 million for the same period last year. Salaries were up over last year as a result of normal salary increases, increased full-time equivalents and lower FAS 91 salary deferrals.

The efficiency ratio for the quarter ended June 30, 2004 was 62.18% compared to 60.21% for the comparable quarter in 2003. The efficiency ratio for the six months ended June 30, 2004 was 62.18% compared to 59.60% for the same period last year. The efficiency ratio increases are related to increased noninterest expenses such as salaries, technology investments in our Central Valley Bank affiliate and benefit expenses related to health care costs.

Lending Activities

As indicated in the table below, total loans increased to $554.2 million at June 30, 2004 from $521.4 million at December 31, 2003.

	At June 30, 2004	% of Total	At December 31, 2003	% of Total
	(Dollars in thousands)
Commercial	$281,021	50.71%	$266,252	51.06%
Real estate mortgages
One-to-four family residential	55,726	10.06	57,377	11.00
Five or more family residential and commercial properties	160,354	28.93	149,728	28.72

Total real estate mortgages	216,080	38.99	207,105	39.72
Real estate construction
One-to-four family residential	20,985	3.78	19,881	3.81
Five or more family residential and commercial properties	26,709	4.82	19,570	3.75

Total real estate construction	47,694	8.60	39,451	7.56
Consumer	11,032	1.99	10,043	1.93

Gross loans	555,827	100.29	522,851	100.27
Less: deferred loan fees	(1,629)	(0.29)	(1,438)	(0.27)

Total loans	$554,198	100.00%	$521,413	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2004	At December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$632	$297
Restructured loans	—	—

Total nonperforming loans	632	297
Other real estate owned	19	389

Total nonperforming assets	$651	$686

Accruing loans past due 90 days or more	$656	$19
Potential problem loans	9,757	10,502
Allowance for loan losses	8,091	7,748
Nonperforming loans to loans	0.11%	0.06%
Allowance for loan losses to loans	1.46%	1.49%
Allowance for loan losses to nonperforming loans	1,281.09%	2,611.97%
Nonperforming assets to total assets	0.10%	0.11%

Nonperforming assets decreased to $651,000, or 0.10% of total assets, at June 30, 2004 from $686,000, or 0.11% of total assets at December 31, 2003. We believe that we are adequately reserved for any potential losses.

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

We have increased our allowance for loan losses over the past several years during periods of strong loan growth and changes in our loan portfolio composition. In recent years, our commercial loan portfolio has grown as a percentage of the total loan portfolio, while other less risky categories, such as the residential mortgage portfolio, have declined as a percentage of the total portfolio.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$554,198	$491,465
Average loans outstanding during period	528,162	465,804
Allowance balance at beginning of period	7,748	6,874
Provision for loan losses	360	825
Charge offs:
Real estate	—	—
Commercial	(14)	(32)
Agriculture	(9)	(3)
Consumer	—	(2)

Total charge offs	(23)	(37)

Recoveries:
Real estate	1	2
Commercial	5	2
Agriculture	—	—
Consumer	—	—

Total recoveries	6	4

Net (charge offs) recoveries	(17)	(33)

Allowance balance at end of period	$8,091	$7,666

Allowance for loan loss to loans	1.46%	1.56%
Ratio of net (charge offs) recoveries during period to average loans outstanding	(0.003)%	(0.007)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2004 increased by $343,000 to $8.09 million from $7.75 million at December 31, 2003. The growth in the allowance was due to a $360,000 provision, which was partially offset by $17,000 in net charge offs during the period. While pleased with the low level of charge offs in the first six months of this year, we cannot predict with any certainty the future level of charge offs.

Liquidity and Sources of Funds

Our primary sources of funds are customer deposits, public funds, interest earned on loans, loan repayments, interest earned on and proceeds from investment securities, and advances from the Federal Home Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2004, cash and cash equivalents totaled $34.3 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $12.3 million, or 1.8% of total assets. At June 30, 2004, our banks maintained a credit facility with the FHLB of Seattle for $109.3 million, with $41.5 million in borrowings as of June 30, 2004.

Capital

Stockholders’ equity at June 30, 2004 was $56.9 million compared with $62.2 million at December 31, 2003. During the period, we repurchased $8.1 million of Heritage Financial Corporation stock, declared dividends of $1.9 million, realized income of $4.5 million, recorded $604,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $793,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2004 our leverage ratio was 8.0% compared with 9.0% at December 31, 2003. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.5% and 10.8%, respectively, at June 30, 2004 compared with 10.4% and 11.7%, respectively, at December 31, 2003.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 29, 2004.

b.	The following directors were elected to serve for a term of three years: Brian S. Charneski, Peter N. Fluetsch, James P. Senna and Brian L. Vance.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Brian S. Charneski	5,186,825	23,774
Peter N. Fluetsch	5,186,975	23,624
James P. Senna	4,993,478	217,121
Brian L. Vance	5,196,949	13,650

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severence Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.
(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(b)	Reports on Form 8-K

On April 30, 2004 the Company filed an 8-K announcing the issuance of the press release, announcing operating earnings for the first quarter of 2004.

On April 30, 2004 the Company filed an 8-K announcing that Heritage Bank, one of Companies wholly-owned subsidiary banks, intended to convert from a Washington state-chartered savings bank into a Washington state-chartered commercial bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officials.

HERITAGE FINANCIAL CORPORATION

Date: July 30, 2004	By	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

	By	/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)