Form 10-Q
period 2004-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2004-11-02
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 15, 2004 there were 5,942,446 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Loans	$9,358	$8,894	$27,132	$26,254
Investment securities and FHLB dividends	454	377	1,428	1,366
Interest bearing deposits and fed funds sold	43	29	126	154

Total interest income	9,855	9,300	28,686	27,774
INTEREST EXPENSE:
Deposits	1,690	1,716	4,833	5,550
Borrowed funds	150	55	341	94

Total interest expense	1,840	1,771	5,174	5,644

Net interest income	8,015	7,529	23,512	22,130
Provision for loan losses	150	150	510	975

Net interest income after provision for loan losses	7,865	7,379	23,002	21,155
NONINTEREST INCOME:
Gains on sales of loans	65	634	563	1,690
OREO income	—	1	73	1
Service charges on deposits	678	613	1,925	1,825
Rental income	73	68	217	200
Merchant visa income	537	444	1,404	1,161
Other income	178	279	615	779

Total noninterest income	1,531	2,039	4,797	5,656
NONINTEREST EXPENSE:
Salaries and employee benefits	2,960	2,961	9,196	8,711
Building occupancy	916	987	2,806	2,775
Data processing	332	308	950	901
Marketing	101	95	309	281
Office supplies and printing	89	87	260	285
Merchant visa	417	367	1,102	951
Other expense	927	912	2,786	2,671

Total noninterest expense	5,742	5,717	17,409	16,575

Income before federal income taxes	3,654	3,701	10,390	10,236
Federal income taxes	1,211	1,288	3,438	3,556

Net income	$2,443	$2,413	$6,952	$6,680

Earnings per share:
Basic	$0.42	$0.38	$1.16	$1.02
Diluted	$0.41	$0.37	$1.13	$0.98
Dividends declared per share:	$0.165	$0.145	$0.480	$0.420

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Cash on hand and in banks	$14,276	$17,495
Interest earning deposits	6,731	9,981
Federal funds sold	6,000	7,600
Investment securities available for sale	46,955	55,601
Investment securities held to maturity	2,012	2,151
Loans held for sale	225	1,018
Loans receivable	579,066	520,395
Less: Allowance for loan losses	(8,219)	(7,748)

Loans receivable, net	570,847	512,647
Other real estate owned	—	523
Premises and equipment, net	16,920	17,451
Federal Home Loan Bank and Federal Reserve stock, at cost	2,952	2,962
Accrued interest receivable	3,001	2,782
Prepaid expenses and other assets	3,703	3,205
Deferred federal income taxes, net	439	414
Goodwill	6,640	6,640

Total assets	$680,701	$640,920

Liabilities and Stockholders’ Equity
Deposits	$588,475	$541,832
Advances from Federal Home Loan Bank	28,100	31,100
Other borrowings	1,177	—
Accrued expenses and other liabilities	3,908	5,756

Total liabilities	621,660	578,688
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 5,908,192 and 6,192,996 shares outstanding at September 30, 2004 and December 31, 2003, respectively	11,578	18,430
Unearned compensation - ESOP and other	(1,452)	(1,087)
Retained earnings, substantially restricted	48,924	44,849
Accumulated other comprehensive income (loss)	(9)	40

Total stockholders’ equity	59,041	62,232

Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$680,701	$640,920

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE

MONTHS ENDED SEPTEMBER 30, 2004 AND COMPREHENSIVE INCOME FOR THE THREE

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Earned ESOP shares, incentive stock options and restricted stock awards	32	654	(365)	—	—	289
Stock repurchase	(397)	(8,185)	—	—	—	(8,185)
Exercise of stock options	80	679	—	—	—	679
Net income	—	—	—	6,952	—	6,952
Increase in unrealized gain on securities available for sale, net of tax	—	—	—	—	(49)	(49)
Cash dividends declared	—	—	—	(2,877)	—	(2,877)

Balance at September 30, 2004	5,908	$11,578	$(1,452)	$48,924	$(9)	$59,041

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Comprehensive Income

Net income	$2,443	$2,413	$6,952	$6,680
Change in unrealized gain (loss) on securities available for sale, net of tax of $286, $(149), $(25), and $(144)	555	(288)	(49)	(280)

Comprehensive income	$2,998	$2,125	$6,903	$6,400

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Dollars in thousands)

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$6,952	$6,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,289	1,364
Provision for loan losses	510	975
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(76)	(83)
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	289	214
Deferred loan fees, net of amortization	487	92
Net decrease in loans held for sale	793	4,563
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(223)	284
(Gain) loss on sale of premises and equipment	(6)	3
Gain on sale of other real estate owned	(73)	(1)

Net cash provided by operating activities	9,942	14,091

Cash flows from investing activities:
Loans originated, net of principal payments	(59,158)	(42,286)
Proceeds from other real estate owned	571	611
Proceeds from maturities/calls of investment securities available for sale	21,632	47,844
Proceeds from maturities/calls of investment securities held to maturity	139	350
Purchase of investment securities available for sale	(13,060)	(49,518)
Purchase of premises and equipment	(535)	(1,169)
Proceeds from sale of premises and equipment	10	13

Net cash used in investing activities	(50,401)	(44,155)

Cash flows from financing activities:
Net increase in deposits	46,643	7,539
Net increase (decrease) in borrowed funds	(3,823)	24,370
Cash dividends paid	(2,889)	(2,804)
Proceeds from exercise of stock options	644	920
Stock repurchased	(8,185)	(13,055)

Net cash provided by financing activities	32,390	16,970

Net decrease in cash and cash equivalents	(8,069)	(13,094)

Cash and cash equivalents at beginning of period	35,076	45,943

Cash and cash equivalents at end of period	$27,007	$32,849

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$4,461	$5,758
Federal income taxes	3,209	3,753
Supplemental disclosures of cash flow information:
Net charge offs	39	120
Loans transferred to/from other real estate owned	25	480
Nonqualified stock options	35	135

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a.) Description of Business

Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a State Chartered Savings Bank to a State Chartered Commercial Bank and changed its legal name from Heritage Savings Bank to Heritage Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank, N.A. is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank, N.A. conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2003 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

The Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In connection with its discussion of EITF Issue No. 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means,” at the November 21, 2002 meeting, the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. GAAP when developing its views. At the November 25, 2003 EITF meeting, the Board ratified a consensus that certain quantitative and qualitative disclosures for periods ending after December 15, 2003 should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. FASB has delayed the effective date of paragraph 10-20 of Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Application of this Interpretation did not have a material effect on our financial statements.

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

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic:
Weighted average shares outstanding	5,906,053	6,369,603	6,028,975	6,605,238
Less: Weighted average unvested restricted stock awards	(61,000)	(36,495)	(53,636)	(35,779)

Basic weighted average shares outstanding	5,845,053	6,333,108	5,975,339	6,569,459

Diluted:
Basic weighted average shares outstanding	5,845,053	6,333,108	5,975,339	6,569,459
Incremental shares from unexercised stock options and unvested restricted stock awards	173,201	236,052	175,739	243,473

Weighted average shares outstanding	6,018,254	6,569,160	6,151,078	6,812,932

As of September 30, 2004, there were 257,315 anti-dilutive shares and as of September 30, 2003, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On September 23, 2004, we announced a quarterly cash dividend of 16.5 cents per share payable on October 29, 2004 to stockholders of record on October 15, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income:
As Reported	$2,443	$2,413	$6,952	$6,680
Plus Compensation costs recognized under APB No. 25, net of taxes	41	22	102	44
Less FAS No. 123 compensation costs, net of taxes	(86)	(58)	(239)	(151)

Pro Forma	$2,398	$2,377	$6,815	$6,573

Basic earnings per share:
As Reported	$0.42	$0.38	$1.16	$1.02
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—	0.02	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.02)	(0.01)	(0.04)	(0.02)

Pro Forma	$0.41	$0.37	$1.14	$1.01

Diluted earnings per share:
As Reported	$0.41	$0.37	$1.13	$0.98
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—	0.02	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.04)	(0.02)

Pro Forma	$0.41	$0.36	$1.11	$0.97

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the nine months ended September 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes options pricing model. There were no options granted during the three months ended September 30, 2004 and 2003. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2004	3.52%	6.00	24%	3.85%	$3.78
September 30, 2003	3.52%	6.00	24%	3.88%	$3.74

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

Financial Condition Data

Total assets increased $39.8 million (6.2%) to $680.7 million as of September 30, 2004 from the December 31, 2003 balance of $640.9 million. Deposits increased $46.7 million (8.6%) to $588.5 million as of September 30, 2004 from the December 31, 2003 balance of $541.8 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $57.4 million (11.2%) to $571.1 million as of September 30, 2004 from the December 31, 2003 balance of $513.7 million. Commercial loans increased by $26.1 million to $292.4 million as of September 30, 2004 from the December 31, 2003 balance of $266.3 million. Commercial loans continue to be the largest segment of loans at 50.5% and 51.1% as a percentage of total loans as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004, we have repurchased a total of 5,573,350 shares, or 51.3% of the total outstanding at March 1999, which was the inception of our stock repurchase programs, at an average price of $12.63 per share. We began our current 5% repurchase program in July 2004 with the goal to repurchase approximately 295,000 shares. During the quarter ended September 30, 2004, we repurchased 3,859 shares at an average price of $20.66, which also represents the total purchased to date under the eighth program.

Earnings Summary

Net income for the three months ended September 30, 2004 was $0.41 per diluted share compared to $0.37 per diluted share for the same period last year. Actual earnings for the three months ended September 30, 2004 were $2,443,000 compared to $2,413,000 for the same period in 2003, an increase of 1.2%. Net income for the nine months ended September 30, 2004 was $1.13 per diluted share compared to $0.98 per diluted share for the same period last year. Actual earnings for the nine months ended September 30, 2004 were $6,952,000 compared to $6,680,000 for the same period in 2003, an increase of 4.1%.

Return on average equity for the quarter ended September 30, 2004 improved to 16.53% from 14.78% for the same period last year. Average equity declined by $6.2 million to $59.1 million for the three months ended September 30, 2004 versus $65.3 million for the same period last year while net income increased by $30,000. For the nine months ended September 30, 2004, return on average equity increased to 15.32% from 12.82% for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, average equity decreased by $8.9 million to $60.5 million from $69.5 million and net income increased by $272,000 for the same period last year.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2004 increased 6.5% to $8,015,000 from $7,529,000 for the same quarter in 2003. Net interest income before provision for loan losses for the nine months ended September 30, 2004 increased 6.2% to $23,512,000 from $22,130,000 for the same period in 2003. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.10% for the current quarter from 5.46% for the same quarter last year. The net interest margin decreased to 5.13% for the nine months ended September 30, 2004 from 5.42% for the same period in 2003.

We have been able to maintain our margin over 5.00% primarily by reducing the levels of our more expensive deposits and increasing the levels of our noninterest bearing deposits. Noninterest bearing deposits averaged $80.3 million for the quarter ended September 30, 2004 versus $65.2 million for the quarter ended September 30, 2003, an increase of 23.2%. Noninterest bearing deposits averaged $74.3 million for the nine months ended September 30, 2004 versus $62.0 million for the nine months ended September 30, 2003, an increase of 19.8%. However, we are seeing our margin decline as a result of rising short-term costs and the continued low levels on loan yields. If the current rate climate persists, we expect to see continued downward pressure on our net interest margin.

Interest income increased $555,000, or 6.0%, for the three months ended September 30, 2004 as compared to the third quarter last year and interest expense increased $69,000, or 3.9%, during this same period. Interest income for the nine months ended September 30, 2004 increased $912,000, or 3.3%, as compared to the same period last year and interest expense declined $470,000, or 8.3%, during this same period. Loans averaged $539.1 million with an average yield of 6.71% for the nine months ended September 30, 2004 compared to average loans of $474.8 million with an average yield of 7.37% for the same period in 2003. Certificates of deposit averaged $217.8 million with an average cost of 1.94% for the nine months ended September 30, 2004 compared to $201.9 million with an average cost of 2.46% for the same period in 2003.

Provision for Loan Losses

The provision for loan losses was $150,000 for the three months ended September 30, 2004, which was the same as the third quarter of 2003. The provision for loan losses declined to $510,000 for the nine months ended September 30, 2004 from $975,000 for the same period in 2003. We believe that the 2003 provisions were necessary to ensure that we maintained our allowance for loan losses at an adequate level given the increased risk in our portfolio that resulted from weak economic conditions. However, during the second quarter of 2003 our largest non-accruing loans was re-paid and the anticipated loss on this credit was not realized. Subsequent to that we were able to reduce our loan loss provision.

Noninterest Income

Noninterest income decreased 24.9% to $1,531,000 for the three months ended September 30, 2004 compared with $2,039,000 for the same quarter in 2003. Noninterest income decreased 15.2% to $4,797,000 for the nine months ended September 30, 2004 from $5,656,000 for the same period in 2003. The decrease is the result of significant declines in mortgage banking income from near record levels in 2003. We did experience increases in merchant visa income and service charges on deposits but not enough to offset the declines in mortgage banking income. During the nine months ended September 30, 2003 mortgage banking income was up 91.8% compared to the same period in 2002. However, during the nine months ended September 30, 2004, mortgage banking income was down 66.7% compared to the same period last year. Mortgage banking income declines are primarily due to reduced refinance activity. We have taken steps to reduce expenses including staff reductions in this area. Merchant visa income increased 20.9% to $537,000 and to $1,404,000 for the three months ended and the nine months ended September 30, 2004, respectively, compared to $444,000 and $1,161,000 for the same respective periods last year. Service charges on deposits increased 10.6% to $678,000 for the three months ended September 30, 2004 compared to $613,000 for the same quarter last year. Service charges on deposits increased 5.5% to $1,925,000 for the nine months ended September 30, 2004 compared to $1,825,000 for the same period last year.

Noninterest Expense

Noninterest expense increased 0.4% to $5,742,000 during the three months ended September 30, 2004 compared to $5,717,000 for the same period during 2003. Noninterest expense increased 5.0% to $17,409,000 for the nine months ended September 30, 2004 from $16,575,000 for the same period last year. Salaries and employee benefits remained level at $2,960,000 for the three months ended September 30, 2004 compared to $2,961,000 for the same period last year. Salaries and benefits increased 5.6% to $9,196,000 for the nine months ended September 30, 2004 from $8,711,000 for the same period last year. Salaries and benefits were flat in the third quarter primarily as a result of the steps taken to reduce expenses in mortgage banking. Salaries for the nine month period, were up over last year as a result of normal salary increases, increased full time equivalents and insurance costs. Merchant visa expense increased 13.6% to $417,000 for the three months ended September 30, 2004 from $367,000 for the same period last year. Merchant visa expense increased 15.9% to $1,102,000 for the nine months ended September 30, 2004 from $951,000 for the same period last year.

The efficiency ratio for the quarter ended September 30, 2004 was 60.15% compared to 59.76% for the comparable quarter in 2003. However, the third quarter efficiency ratio is down from the second quarter ended June 30, 2004 of 62.18%. The efficiency ratio for the nine months ended September 30, 2004 was 61.50% compared to 59.65% for the same period last year. The efficiency ratio increases are primarily a result of growth in noninterest expense, as discussed above, during the above-mentioned periods. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision plus noninterest income.

Lending Activities

As indicated in the table below, total loans increased to $579.3 million at September 30, 2004 from $521.4 million at December 31, 2003.

	At September 30, 2004	% of Total	At December 31, 2003	% of Total
	(Dollars in thousands)
Commercial	$292,390	50.47%	$266,252	51.06%
Real estate mortgages
One-to-four family residential	58,347	10.07	57,377	11.00
Five or more family residential and commercial properties	173,112	29.89	149,728	28.72

Total real estate mortgages	231,459	39.96	207,105	39.72
Real estate construction
One-to-four family residential	28,639	4.94	19,881	3.81
Five or more family residential and commercial properties	15,780	2.72	19,570	3.75

Total real estate construction	44,419	7.66	39,451	7.56
Consumer	12,776	2.21	10,043	1.93

Gross loans	581,044	100.30	522,851	100.27
Less: deferred loan fees	(1,753)	(0.30)	(1,438)	(0.27)

Total loans	$579,291	100.00%	$521,413	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2004	At December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$333	$297
Restructured loans	—	—

Total nonperforming loans	333	297
Other real estate owned	—	389

Total nonperforming assets	$333	$686

Accruing loans past due 90 days or more	$102	$19
Potential problem loans	7,867	10,502
Allowance for loan losses	8,219	7,748
Nonperforming loans to loans	0.06%	0.06%
Allowance for loan losses to loans	1.42%	1.49%
Allowance for loan losses to nonperforming loans	2,464.73%	2,611.97%
Nonperforming assets to total assets	0.05%	0.11%

Nonperforming assets decreased to $333,000, or 0.05% of total assets at September 30, 2004 from $686,000, or 0.11% of total assets at December 31, 2003. We believe that we are adequately reserved for potential losses.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$571,072	$507,295
Average loans outstanding during period	539,286	474,818
Allowance balance at beginning of period	7,748	6,874
Provision for loan losses	510	975
Charge offs:
Real estate	(21)	(35)
Commercial	(14)	(81)
Agriculture	(10)	(2)
Consumer	—	(9)

Total charge offs	(45)	(127)

Recoveries:
Real estate	6	2
Commercial	—	4
Agriculture	—	1
Consumer	—	—

Total recoveries	6	7

Net charge offs	(39)	(120)

Allowance balance at end of period	$8,219	$7,729

Allowance for loan loss to loans	1.42%	1.52%
Ratio of net charge offs during period to average loans outstanding	(0.007)%	(0.025)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2004 increased by $500,000 to $8.2 million from $7.7 million at December 31, 2003. The growth in the allowance was due to a $510,000 provision, which was partially offset by $39,000 in net charge offs during the period. While pleased with the low level of charge offs in the first nine months of this year, we cannot predict with any certainty the future level of charge offs.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2004, cash and cash equivalents totaled $27.0 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $1.9 million, or 0.3% of total assets. At September 30, 2004, our banks maintained a credit facility with the FHLB of Seattle for $120.3 million, with $28.1 million in FHLB borrowings as of September 30, 2004.

Capital

Stockholders’ equity at September 30, 2004 was $59.0 million compared with $62.2 million at December 31, 2003. During the period, we repurchased $8.2 million of Heritage Financial Corporation stock, declared dividends of $2.9 million, realized income of $7.0 million, recorded $49,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $968,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2004 our leverage ratio was 7.8% compared with 9.0% at December 31, 2003. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.5% and 10.7%, respectively, at September 30, 2004 compared with 10.4% and 11.7%, respectively, at December 31, 2003.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2004.

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

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2004.

(b) Changes in internal control over financial reporting. We made no significant changes in our internal controls over financial reporting that occurred during the Company’s quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 2, 2004	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman, President, and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)