Form 10-K
period 2004-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2005-03-15
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $89,549,747 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2004.

The Registrant had 5,968,137 shares of common stock outstanding as of February 4, 2005.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement dated March 22, 2005 for the 2005 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2004

PART I

ITEM 1.    BUSINESS

General

Heritage Financial Corporation is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). During 2004, Heritage Bank changed its charter from a savings bank to a commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank is a national bank whose deposits are insured by the FDIC. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

On March 5, 1999, we merged with Washington Independent Bancshares, Inc. whose wholly owned subsidiary was Central Valley Bank. This merger was accounted for as a pooling of interests. Effective June 12, 1998, we acquired North Pacific Bancorporation, whose wholly owned subsidiary was North Pacific Bank, in a transaction accounted for under purchase accounting rules. North Pacific Bank was a Washington state-chartered commercial bank, which was merged into Heritage Bank effective November 20, 1998.

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has twelve full service offices, with six in Pierce County, five in Thurston County, and one in Mason County. Heritage Bank has mortgage origination offices in Thurston County, Mason County and Pierce County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. We have focused on commercial lending in recent years, which reflects our efforts to broaden our products and services to those more closely related to commercial banking. As a result of our efforts to expand in Pierce County, commercial loans increased in the recent year to $336.2 million, or 56.1% of total loans, as of December 31, 2004 from $266.3 million, or 51.1% of total loans, as of December 31, 2003. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages increased to $211.9 million, or 35.3% of total loans, at December 31, 2004, from $207.1 million, or 39.7% of total loans, at December 31, 2003.

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

The following table provides information about our loan portfolio by type of loan for the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	At December 31,
	2004		2003		2002		2001		2000
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$336,227	56.06%	$266,252	51.06%	$243,872	51.86%	$263,063	52.75%	$234,166	48.55%
Real Estate Mortgages
One-four family residential(1)	58,903	9.82	57,377	11.00	72,846	15.49	91,189	18.28	107,501	22.28
Five or more family residential and commercial properties	152,958	25.50	149,728	28.72	114,750	24.40	107,450	21.55	109,560	22.71

Total real estate mortgages	211,861	35.32	207,105	39.72	187,596	39.89	198,639	39.83	217,061	44.99
Real estate construction
One-four family residential	23,266	3.88	19,881	3.81	29,201	6.21	32,494	6.51	27,412	5.68
Five or more family residential and commercial properties	17,121	2.85	19,570	3.75	3,169	0.67	83	0.02	—	—

Total real estate construction(2)	40,387	6.73	39,451	7.56	32,370	6.88	32,577	6.53	27,412	5.68
Consumer	13,045	2.18	10,043	1.93	7,616	1.62	5,794	1.16	5,466	1.13

Gross loans	601,520	100.29%	522,851	100.27%	471,454	100.25%	500,073	100.27%	484,105	100.35%
Less deferred loan fees and other	(1,759)	(0.29)	(1,438)	(0.27)	(1,190)	(0.25)	(1,368)	(0.27)	(1,670)	(0.35)

Total loans receivable and loans held for sale	$599,761	100.00%	$521,413	100.00%	$470,264	100.00%	$498,705	100.00%	$482,435	100.00%

(1)	Includes loans held for sale of $381, $1,018, $8,113, $6,275 and $1,931 as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2004 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$126,575	$96,581	$113,071	$336,227
Real estate construction	29,580	6,085	4,722	40,387

Total	$156,155	$102,666	$117,793	$376,614

Fixed rate loans		$42,240	$43,240	$85,480
Variable or adjustable rate loans		60,426	74,553	134,979

Total		$102,666	$117,793	$220,459

Real Estate Lending

Single-Family Residential Real Estate Lending.    The majority of our residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Our current policy is not to make ARMs with discounted initial interest rates (i.e., “teasers”). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

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

Multifamily and commercial real estate mortgage lending affords our banks an opportunity to receive interest at rates higher than those generally available from single-family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from financially capable borrowers based on a review of personal financial statements.

Construction Loans.    We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and is comfortable with existing economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder’s cost, whichever is less. Speculative construction and land development loans are generally short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we generally require prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests from builders.

Construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does our single-family permanent mortgage lending. However, construction lending is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs of the project. As a result, these loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between buyers and builders, and the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the liquidation of the loan depends on the builder’s ability to sell the property.

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

As of December 31, 2004, we had $336.2 million, or 56.1% of our total loans receivable, in commercial loans. The average loan size is approximately $300,000 with loans generally in amounts of $1,000,000 or less.

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

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $0.9 million, $2.0 million, and $3.9 million in mortgage loans for others as of December 31, 2004, 2003, and 2002, respectively. We received fee income for servicing activities on mortgage loans of $10,000, $14,000, and $19,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Residential mortgage loans:
Originated	$52,188	$125,438	$91,614	$103,634	$55,630
Sold	35,822	105,790	74,318	97,807	35,876
Gains on sales of loans, net	$640	$1,907	$1,404	$1,669	$684

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2004, we had outstanding commitments to extend credit, including letters of credit, in the amount of $127.9 million.

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

We consider loans as an in-substance foreclosure if the borrower has little or no equity in the property based upon its estimated fair value, repayment can be expected only from operation or sale of the collateral, the borrower has effectively abandoned control of the collateral, or it is doubtful the borrower will be able to repay the loan in the foreseeable future because of the borrower’s current financial status. In-substance foreclosures are accounted for as if the properties were held as “other real estate”.

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

Classification of Assets.    Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”), the Office of the Comptroller of the Currency (“OCC”), and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount. We also have assets we classify as watch and “other assets especially mentioned” (OAEM). Assets classified as watch are performing assets but have elements of risk that require more monitoring than other performing assets. Assets classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and real estate owned for the indicated dates.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$319	$297	$1,987	$1,962	$1,607
Restructured loans	—	—	—	—	—

Total nonperforming loans	319	297	1,987	1,962	1,607
Real estate and other assets owned	—	389	296	1,053	—

Total nonperforming assets	$319	$686	$2,283	$3,015	$1,607

Accruing loans past due 90 days or more	$—	$19	$19	$306	$1,086
Potential problem loans	$12,184	$10,502	$11,261	$4,631	$2,422
Allowance for loan losses	$8,295	$7,748	$6,874	$5,751	$5,063
Nonperforming loans to loans	0.05%	0.06%	0.42%	0.39%	0.33%
Allowance for loan losses to loans	1.38%	1.49%	1.46%	1.15%	1.05%
Allowance for loan losses to nonperforming loans	2,603.60%	2,611.97%	346.05%	293.12%	315.02%
Nonperforming assets to total assets	0.05%	0.11%	0.38%	0.49%	0.28%

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

Interest foregone (recovered) on nonaccrual loans was $4,397, $37,233 and $(29,986) for the years ended December 31, 2004, 2003, and 2002, respectively.

There were no real estate and other assets owned at December 31, 2004. As of December 31, 2003, there was $559,662 in real estate and other assets owned. However, only $388,888 of this balance was reported as a nonperforming asset with the difference guaranteed by the Small Business Administration.

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual. As of December 31, 2004, potential problem loans increased by $1.7 million to $12.2 million from $10.5 million at December 31, 2003.

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

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$599,761	$521,413	$470,264	$498,705	$482,435

Average loans outstanding during period	$549,445	$481,404	$472,785	$494,379	$445,813

Allowance balance at beginning of period	$7,748	$6,874	$5,751	$5,063	$4,264
Provision for loan losses	645	1,125	1,835	1,193	787
Charge-offs:
Real estate(2)	(41)	(138)	(69)	(407)	(4)
Commercial	(55)	(102)	(657)	(88)	(34)
Agriculture	(10)	—	—	—	—
Consumer	(3)	(19)	(7)	(12)	(2)

Total charge-offs	(109)	(259)	(733)	(507)	(40)

Recoveries:
Real estate(2)	8	3	1	1	22
Commercial	—	4	20	—	29
Agriculture	3	—	—	—	—
Consumer	—	1	—	1	1

Total recoveries	11	8	21	2	52

Net (charge-offs) recoveries	(98)	(251)	(712)	(505)	12

Allowance balance at end of period	$8,295	$7,748	$6,874	$5,751	$5,063

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.02)%	(0.05)%	(0.15)%	(0.10)%	—%

(1)	Includes loans held for sale
(2)	During the periods shown, the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages and in some periods real estate construction loans were included in this category.

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$5,971	55.9%	$5,578	51.0%	$4,949	51.8%	$4,141	52.7%	$3,644	45.8%
Real Estate Mortgage
One-four family residential	327	9.8%	305	11.0%	271	15.4%	227	18.1%	200	23.3%
Five or more family residential and commercial properties	1,402	25.4%	1,310	28.7%	1,162	24.4%	972	21.5%	856	22.5%
Real Estate Construction:
One-four family residential	449	3.9%	419	3.7%	370	6.2%	310	6.5%	274	5.6%
Five or more family residential and commercial properties	34	2.8%	31	3.8%	28	0.6%	23	—	20	1.8%
Consumer	112	2.2%	105	1.8%	94	1.6%	78	1.2%	69	1.0%

Net loans	$8,295	100.0%	$7,748	100.0%	$6,874	100.0%	$5,751	100.0%	$5,063	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2004, our investment securities portfolio totaled $47.4 million, which consisted of $45.9 million of securities available for sale and $1.5 million of securities held to maturity. This compares with a total portfolio of $57.8 million at December 31, 2003, which was comprised of $55.6 million of securities available for sale and $2.2 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in financial statement Notes 4 and 5.

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

The following table provides information regarding our investment securities available for sale at December 31, 2004.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$16,493	$16,299	3.32%
Due after 1 year but within 5 years	2,531	2,550	3.93
Due after 5 years but within 10 years	1,771	1,806	5.23

	20,795	20,655

Mortgage backed securities
Due within one year	11,003	10,871	2.75
Due after 1 year but within 5 years	614	620	3.89
Due after 5 years but within 10 years	1,490	1,537	5.31

	13,107	13,028

Collateralized mortgage obligations
Due after 1 year but within 5 years	231	230	3.82
Due after 5 years but within 10 years	1,823	1,781	2.91
Due after 10 years	10,263	10,197	4.02

	12,317	12,208

Total all investments available for sale	$46,219	$45,891

The following table provides information regarding our investment securities held to maturity at December 31, 2004.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Municipal bonds
Due within one year	$460	$469	6.07%
Due after 1 year but within 5 years	565	595	6.51

	1,025	1,064

Mortgage backed securities
Due within one year	28	29	4.17
Due after 1 year but within 5 years	28	29	8.27
Due after 5 years	379	414	8.20

	435	472

Total all investments held to maturity	$1,460	$1,536

(1)	Taxable equivalent weighted average yield.

We held $3.0 million of FHLB stock at December 31, 2004. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2004, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $1.8 million. We held $86,400 in Federal Reserve Bank stock.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $45.5 million in 2004 over the prior year, with certificates of deposit accounts increasing slightly as a percentage of total deposits. Although, we continue to increase our non-interest and low interest bearing account balances we had larger increases in certificate of deposits due to our efforts to control rising cost of funds as well as fund loan growth. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2004, we had no brokered deposits. The more significant deposit accounts are described below.

Certificates of Deposit.    We offer several types of CDs with maturities ranging from one to five years, which require a minimum deposit of $100. In addition, we offer a CD that has a maturity of three to eleven months and a minimum deposit of $2,500, and permits additional deposits at the initial rate throughout the CD term. At Heritage Bank, interest is compounded daily and credited quarterly or at maturity. At Central Valley Bank, interest is accrued daily and compounded quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

Regular Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $100 minimum balance is maintained. At Heritage Bank, interest is compounded daily and credited quarterly. At Central Valley Bank, interest is accrued daily and compounded quarterly.

Money Market Accounts.    Money market accounts pay a variable interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary. At Heritage Bank, interest is compounded daily and paid monthly. At Central Valley Bank, interest is accrued daily and compounded monthly.

Checking and NOW Accounts.    Checking and NOW accounts are non-interest and interest bearing, and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Individual Retirement Accounts.    IRAs permit annual contributions regulated by law and pay interest at fixed rates. Maturities are available from one to five years. At Heritage Bank, interest is compounded daily and credited quarterly. At Central Valley Bank, interest is accrued daily and compounded quarterly.

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$165,486	0.73%	$154,420	0.82%	$143,617	1.20%
Savings	104,271	1.00	97,352	1.17	88,775	1.72
Certificates of deposit	222,279	2.01	202,141	2.36	222,997	3.07

Total interest bearing deposits	492,036	1.37	453,913	1.58	455,389	2.22
Demand and other noninterest bearing deposits	76,994	—	63,890	—	55,712	—

Total deposits	$569,030	1.18%	$517,803	1.38%	$511,101	1.98%

The following table provides the change in the balances of deposits during the year and the impact of credited interest on those deposits for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Net increase in deposits	$45,446	$24,716	$2,036
Less: Interest credited	(6,458)	(7,166)	(10,146)

Net increase (decrease) before interest credited.	$38,988	$17,550	$(8,110)

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2004:

(Dollars in thousands)
Remaining maturity:
Three months or less	$1,751
Over three months through six months	18,933
Over six months through twelve months	37,413
Over twelve months	59,277

Total	$117,374

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”) to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle has served as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $28.5 million. In addition, Heritage Bank maintains a $5.0 million line to support letters of credit. We also maintain a line of credit of $5.0 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments. At December 31, 2004, we maintained a credit facility with the FHLB of Seattle for $122.6 million with an outstanding balance of $40.9 million.

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

The following table is a summary of FHLB advances for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Balance at period end	$40,900	$31,100	$—
Average balance during the period	30,352	7,241	1,189
Maximum amount outstanding at any month end	48,900	31,100	6,000
Average interest rate:
During the period	1.49%	1.21%	4.83%
At period end	2.35%	1.10%	0%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31:

	2004	2003	2002
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	557	730	826
Maximum amount outstanding at any month end	2,194	4,127	3,607
Average interest rate:
During the period	4.38%	4.10%	4.58%
At period end	0%	0%	0%

There were no fed funds purchased for the years ended December 31, 2004, 2003 and 2002.

Supervision and Regulation

We are subject to extensive federal and Washington state legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors, the FDIC and shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and it is reasonable to expect that similar changes will continue in the future. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Heritage Financial.    We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC and the Office of the Comptroller of the currency (“OCC”) are authorized to exercise comparable authority under the Federal Deposit Insurance Act, the National Bank Act, and other statutes for state nonmember banks such as Heritage Bank or national banks such as Central Valley Bank.

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

We are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

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

Subsidiaries.    Heritage Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Division of Banks of the Washington Department of Financial Institutions (“Division”). Central Valley Bank is a national bank chartered by the OCC and insured by the FDIC. In addition, Central Valley Bank is a member of the Federal Reserve System. Although Heritage Bank is not a member of the Federal Reserve System, the Federal Reserve has supervisory authority over us and our subsidiary banks.

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC and OCC have established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2004.

Federal laws generally bar institutions, which are not well capitalized from accepting brokered deposits. The FDIC has issued rules, which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

Deposit Insurance.    Heritage Bank’s deposit accounts are insured by the FDIC under the SAIF and the BIF to the maximum extent permitted by law. Central Valley Bank is insured by the FDIC under the BIF to the maximum extent permitted by law. Each bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution’s capital (“well capitalized”, “adequately capitalized” or “undercapitalized”), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

Pursuant to recent changes in federal law, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits, which resulted in the SAIF achieving its designated reserve ratio. In addition, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including Heritage Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of approximately 0.06% of SAIF-assessable deposits for the purpose of paying interest on the bonds issued by the Financing Corporation in the 1980’s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

USA Patriot Act.    On October 26, 2001, President George W. Bush signed into law the USA Patriot Act (“Patriot Act”). Title III of the Patriot Act concerns money laundering provisions that may affect many community banks. These provisions include:

•	The Secretary of the Treasury is authorized to impose special measures, such as recordkeeping or reporting, on domestic financial institutions that are a primary concern;

•	Financial institutions with private or correspondent accounts with non-U.S. citizens must establish policies and procedures to detect money laundering through those accounts;

•	Financial institutions are barred from maintaining correspondent accounts for foreign shell banks (that is a bank that does not have a physical presence in any country);

•	The Secretary of the Treasury is required to prescribe regulations to further encourage cooperation among financial institutions, regulators, and law enforcement agencies and officials to share information about terrorist acts and money laundering activities;

•	The Secretary of the Treasury is required to issue regulations to establish minimum procedures for financial institutions to use in verifying customer identity during the account-opening process;

•	Depository institutions are permitted to provide information to other institutions concerning the possible involvement in potentially unlawful activity by a current or former employee;

•	The Secretary of the Treasury is required to establish a secure website to receive suspicious activity reports and currency transaction reports, and provide institutions with alerts and other information regarding suspicious activity that warrant immediate attention; and

•	The federal bank regulators are required to consider the anti-money laundering record of each depository institution in evaluating applications under the Bank Merger Act.

Sarbanes-Oxley Act.    On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom, and similar companies. The Sarbanes-Oxley Act’s principal legislation includes:

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

Website Access to Company Reports

We post publicly available reports required to be filed with the SEC on our website, www.HF-WA.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website. We have also adopted a Code of Ethics applicable to all officers, directors, and employees, which is posted on our website.

Executive Officers

During 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller and assistant controller. We have posted the text of our code of ethics at www.HF-WA.com in the section titled Investor Information: Corporate Governance. Any waivers of the code of the ethics will be publicly disclosed to shareholders.

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, Jeffrey Lyon and Peter Fleutsch, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

Competition

We compete for loans and deposits with other commercial banks, credit unions, mortgage bankers, and other institutions in the scope and type of services offered, interest rates paid on deposits, pricing of loans, and number and locations of branches, among other things. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors’ funds from short-term money market securities and other corporate and government securities.

We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our banks’ branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.

Employees

We have 196 full-time equivalent employees. We saw a reduction of 10 full-time equivalents during 2004 predominately due to our staff reductions in the mortgage department. We still provide mortgage lending services but our staffing reductions were primarily due to declined volumes. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2004, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County (all but one of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.    LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2004, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 5,946,990 outstanding shares of common stock. The last reported sales price on February 4, 2005 was $21.42 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2004 Quarter ended:
	March 31	June 30	September 30	December 31
High	$22.14	$21.37	$21.20	$22.50
Low	$20.26	$18.17	$18.40	$19.67

	2003 Quarter ended:
	March 31	June 30	September 30	December 31
High	$22.98	$24.47	$22.26	$23.00
Low	$17.41	$21.16	$20.74	$21.10

Since our stock offering in January 1998, we have declared quarterly cash dividends. The two most recent fiscal years quarterly cash dividends are listed below:

Declared	Cash Dividend per share	Record Date	Paid
March 20, 2003	$0.135	April 15, 2003	April 29, 2003
June 25, 2003	$0.140	July 15, 2003	July 28, 2003
September 24, 2003	$0.145	October 15, 2003	October 27, 2003
December 19, 2003	$0.150	January 15, 2004	January 30, 2004
March 18, 2004	$0.155	April 15, 2004	April 29, 2004
June 17, 2004	$0.160	July 15, 2004	July 29, 2004
September 23, 2004	$0.165	October 15, 2004	October 29, 2004
December 21, 2004	$0.170	January 14, 2005	January 28, 2005

Dividends to shareholders depend primarily upon the receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to us. For a period of ten years after the conversion from mutual to stock ownership, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in excess of one-half of the greater of the Bank’s net income for the current fiscal year or the average of the Bank’s net income for the current fiscal year and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect of the dividend would be to reduce the Bank’s net worth below the amount required for the liquidation account. For Central Valley Bank, the approval of the OCC is required if the total of all dividends declared by Central Valley Bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfer of surplus or fund for the retirement of any preferred stock. Other than the specific restrictions mentioned above, current regulations allow us, and our subsidiary banks to pay dividends on our common stock if our or our banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve, the OCC, and the FDIC.

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$31,727	$29,817	$30,203	$26,632	$24,841
Provision for loan losses	645	1,125	1,835	1,193	787
Noninterest income	6,498	7,164	6,181	5,925	4,190
Noninterest expense	23,270	22,223	20,254	20,624	19,323
Federal income tax expense	4,725	4,729	4,871	3,778	2,947
Net income	9,585	8,904	9,424	6,962	5,974
Earnings per share
Basic	1.61	1.37	1.31	0.87	0.66
Diluted	1.57	1.32	1.27	0.86	0.65
Dividend payout ratio(1)	40.4%	41.6%	37.4%	46.9%	50.2%

Performance Ratios:
Net interest spread	4.91%	5.16%	5.17%	4.33%	4.12%
Net interest margin(2)	5.13%	5.42%	5.53%	4.98%	5.04%
Efficiency ratio(3)	60.88%	60.09%	55.67%	63.35%	66.56%
Return on average assets	1.44%	1.49%	1.58%	1.19%	1.11%
Return on average equity	15.80%	13.03%	12.18%	8.52%	6.66%

	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	$697,267	$640,920	$594,587	$609,643	$573,530
Loans receivable, net	591,085	512,647	455,277	486,679	475,441
Loans held for sale	381	1,018	8,113	6,275	1,931
Deposits	587,278	541,832	517,116	515,080	460,234
Federal Home Loan Bank advances	40,900	31,100	—	8,000	23,125
Other borrowings	—	—	—	—	1,000
Stockholders’ equity	60,944	62,232	72,397	78,528	83,005
Book value per share	$10.25	$10.05	$10.63	$10.42	$10.09
Equity to assets ratio	8.74%	9.71%	12.18%	12.88%	14.47%
Asset Quality Ratios:
Nonperforming loans to loans	0.05%	0.06%	0.42%	0.39%	0.33%
Allowance for loan losses to loans	1.38%	1.49%	1.46%	1.15%	1.05%
Allowance for loan losses to nonperforming loans	2,603.60%	2,611.97%	346.05%	293.12%	315.02%
Nonperforming assets to total assets	0.05%	0.11%	0.38%	0.49%	0.28%
Other Data:
Number of banking offices	18	18	18	18	18
Number of full-time equivalent employees	196	206	195	198	211

(1)	Dividend payout ratio is declared dividends per share divided by basic earnings per share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2004 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

The Company considers its most critical accounting estimate to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses.

Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. During the five-year period from 2000 thru 2004 our total assets have grown $123.7 million, or 21.6%, with net loans making up $115.6 million of this increase. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $102.1 million, or 43.6%, since 2000. In addition, the overall loan increases were enhanced by our emphasis in growing our Pierce county market.

Deposits have increased $127.0 million, or 27.6%, for the period from 2000 thru 2004 with a change in deposit mix from certificates of deposits to non-interest and low interest bearing demand deposits. These deposit increases are due to our focus on growing our customer base as well as the ongoing market conditions causing investors to invest in deposit accounts instead of the stock market. As a whole, our customers are investing in short term deposit products. In turn, equity has declined by $22.1 million since December 31, 2000 as a result of our stock repurchase programs. Since 1999, we have repurchased 5,579,191 shares totaling $70.5 million. During the five-year period from 2000 thru 2004, our annual net income has increased by 60.4% or $3.6 million. The result of these five-year trends have provided our company with an increase in return on average equity from 6.66% for the year ended December 31, 2000 to 15.80% for year ended December 31, 2004. We exceeded our previous five year strategic goal of a 15.00% return on average equity by the year ended December 31, 2005 one year early.

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

	Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$549,444	$36,938	6.72%	$481,404	$35,059	7.28%	$472,785	$37,930	8.02%
Mortgage Backed Securities	3,312	172	5.22	5,568	330	5.94	7,589	482	6.35
Investment securities and FHLB Stock	51,139	1,657	3.24	47,711	1,574	3.30	35,363	1,546	4.37
Interest earning deposits	14,945	177	1.18	15,860	188	1.18	30,106	469	1.56

Total interest earning assets	$618,840	$38,944	6.29%	$550,543	$37,151	6.75%	$545,843	$40,427	7.41%
Noninterest earning assets	46,478			47,694			50,035

Total assets	$665,318			$598,237			$595,878

Interest Bearing Liabilities:
Certificates of deposit	$222,279	$4,477	2.01%	$202,141	$4,767	2.36%	$222,997	$6,857	3.07%
Savings accounts	104,271	1,043	1.00	97,352	1,139	1.17	88,775	1,528	1.72
Interest bearing demand and money market accounts	165,486	1,204	0.73	154,420	1,273	0.82	143,617	1,719	1.20

Total interest bearing deposits	492,036	6,724	1.37	453,913	7,179	1.58	455,389	10,104	2.22
FHLB advances	30,352	453	1.49	7,241	87	1.20	1,189	56	4.74
Other borrowed funds	557	40	7.18	730	68	9.33	826	64	7.68

Total interest bearing liabilities	$522,945	$7,217	1.38%	$461,884	$7,334	1.59%	$457,404	$10,224	2.24%
Demand and other noninterest bearing deposits	76,994			63,890			55,712
Other noninterest bearing liabilities	4,708			4,120			5,378
Stockholders’ equity	60,671			68,343			77,384

Total liabilities and stockholders’ equity	$665,318			$598,237			$595,878

Net interest income		$31,727			$29,817			$30,203
Net interest spread			4.91%			5.16%			5.17%
Net interest margin			5.13%			5.42%			5.53%
Average interest earning assets to average interest bearing liabilities			118.34%			119.19%			119.33%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2004 Compared to 2003 Increase (Decrease) Due to			2003 Compared to 2002 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$4,941	$(3,062)	$1,879	$692	$(3,563)	$(2,871)
Mortgage backed securities	(134)	(24)	(158)	(128)	(23)	(151)
Investment securities and FHLB stock	114	(31)	83	540	(512)	28
Interest earning deposits	(28)	17	(11)	(222)	(60)	(282)

Interest income	$4,893	$(3,100)	$1,793	$882	$(4,158)	$(3,276)

Interest bearing liabilities:
Certificates of deposit	$475	$(765)	$(290)	$(641)	$(1,450)	$(2,091)
Savings accounts	81	(177)	(96)	148	(536)	(388)
Interest bearing demand and money market accounts	91	(160)	(69)	129	(576)	(447)

Total interest bearing deposits	647	(1,102)	(455)	(364)	(2,562)	(2,926)
FHLB advances	273	93	366	287	(257)	30
Other borrowings	(16)	(12)	(28)	(6)	12	6

Interest expense	$904	$(1,021)	$(117)	$(83)	$(2,807)	$(2,890)

Results of Operations for the Years Ended December 31, 2004 and 2003

Net Income.    Our net income was $9.6 million or $1.57 per diluted share for the year ended December 31, 2004 compared to $8.9 million or $1.32 per diluted share for the previous year. The 7.9% increase in net income was a result of increased loan growth, maintaining a strong net interest margin and a decline in the loan loss provision by $480,000. The net interest margin declined 29 basis points with average earning assets increasing $68.3 million, ending the year at $618.8 million compared to the previous year end of $550.5 million. During 2004, there was a one-time gain on sale of an investment available for sale (HCB Bancorp shares) pre-tax of $218,000 and after-tax of $144,000. Excluding the gain on sale of the HCB Bancorp shares, net income would have been $9.4 million or $1.54 per diluted share.

Net Interest Income.    Net interest income increased $1.9 million to $31.7 million for the year ended December 31, 2004 compared with the previous year of $29.8 million. The increase in net interest income resulted primarily from strong loan growth and our continuation of the net interest margin above 5.0%.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2004 decreased to 5.13% from 5.42% for the previous year. Our net interest spread for the year ended December 31, 2004 decreased to 4.91% from 5.16% for the prior year. This corresponded with the decrease in the average rate of interest earning assets to 6.29% for the year ended December 31, 2004 from 6.75% for the same period last year as well as the decrease in the average cost of funds to 1.38% (only a 21 basis point decline) for the year ended December 31, 2004 from 1.59% for the same period last year. Overall, our net interest margin is very strong at 5.13% in comparison to the median for West Coast publicly traded commercial banks of 4.65% as reported by D.A. Davidson and Companies for the period ending September 30, 2004.

Provision for Loan Losses.    During the year ended December 31, 2004, we provided $645,000 through operations to maintain our allowance at an adequate level compared to $1.1 million for the year ended December 31, 2003. For the year ended December 31, 2004, we experienced net charge-offs of $98,000 versus net charge-offs of $251,000 for the year ended December 31, 2003. The provision and corresponding net charge-offs decreased our allowance for loan losses as a percentage of total loans to 1.38% at December 31, 2004 from 1.49% at the end of 2003. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.05% at December 31, 2004 compared to 0.11% at December 31, 2003.

We consider the allowance for loan losses at December 31, 2004 to adequately cover known and reasonably foreseeable loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income decreased $666,000, or 9.3%, for the year ended December 31, 2004 compared with the prior year. Mortgage banking income decreased $1.3 million, or 66.4%, over the prior year. Mortgage loans sold during 2004 were $35.8 million versus $105.8 million sold during 2003, a decrease of 66.2%. Merchant visa income increased $327,000, or 20.6%, due to increased business volumes. Service charges on deposits also increased by $135,000 due to our focus on growing our deposit relationships.

Noninterest Expense.    Total noninterest expense increased $1.1 million, or 4.7%, for the year ended 2004 compared to the 2003 period. Salaries and employee benefits increased by $574,000 primarily due to the unfavorable impact of lower deferred salary contra expense associated with decreased residential loan volumes. Although we experienced a decline in full time equivalent employees of 10 year over year related to our decreased mortgage department staff, we also experienced increases in health benefit costs. Merchant Visa expenses increased by $205,000, or 15.8%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $215,000, or 6.3%, due to the increases in accounting and professional services related to the implementation of Sarbanes-Oxley Section 404—Internal Controls over Financial Reporting as well as various expenses associated with Central Valley Bank converting to a new service provider—Bisys.

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

Net Interest Income.    Net interest income decreased $386,000 to $29.8 million for the year ended December 31, 2003 compared with the previous year of $30.2 million. The decline in net interest income resulted primarily from the tightening of the net interest margin in a declining interest-rate environment.

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

Liquidity and Capital Resources

Our primary sources of funds are deposits, loan repayments, loan sales, interest earned on and proceeds from investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2004, cash and cash equivalents totaled $25.3 million, or 3.6% of total assets. At December 31, 2004, our banks maintained a credit facility with the FHLB of Seattle for $122.6 million of which we borrowed $40.9 million as of December 31, 2004. In addition, we maintain a credit facility with KeyBank of $5.0 million as well as another $5.0 million line to support letters of credit. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $28.5 million as of December 31, 2004.

During 2004 total assets grew $56.3 million with net loans increasing by $78.4 million over the prior year-end and deposits increasing $45.5 million over the prior year-end. As a result, borrowings increased by $9.8 million from the FHLB of Seattle. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available credit lines to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2004, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2004, we have repurchased 5,579,191 shares of our stock representing 51.4% of the total outstanding as of March 31, 1999 at an average price of $12.64 reducing our capital levels by $70.5 million.

Our capital levels will also be modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2004, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 71,267 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,576,426 at December 31, 2004.

Asset/Liability Management

Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: selling most long term, fixed rate, single-family residential mortgage loan originations; originating commercial loans and residential construction loans at variable interest rates repricing for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 11.2% and a negative 4-12 month “gap” of 1.5% as of December 31, 2004. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2004 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$181,760	$56,502	$256,356	$77,177	$27,966	$599,761
Investment securities	25,684	1,974	3,993	5,621	10,079	47,351
FHLB and Federal Reserve Stock	3,038	—	—	—	—	3,038
Fed funds sold	6,000	—	—	—	—	6,000
Interest earning deposits	2,769	—	—	—	—	2,769

Total interest earning assets	$219,251	$58,476	$260,349	$82,798	$38,045	$658,919

Interest Bearing Liabilities:
Total interest bearing deposits	$104,268	$142,502	$258,432	$—	$—	$505,202
FHLB advances and other borrowings	40,900	—	—	—	—	40,900

Total interest bearing liabilities	$145,168	$142,502	$258,432	$—	$—	$546,102

Rate sensitivity gap	$74,083	$(84,026)	$1,917	$82,798	$38,045	$112,817
Cumulative rate sensitivity gap:
Amount	74,083	(9,943)	(8,026)	74,772	112,817
As a percentage of total interest earning assets	11.24%	(1.51)%	(1.22)%	11.35%	17.12%

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

Recent Financial Accounting Pronouncements

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption will have an impact on the consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2004. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2005	2006	2007	2008- 2009	After 2010	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$1,956	$4,424	$4,343	$10,029	$15,700	$36,452
Weighted average interest rate	3.17%	2.92%	2.84%	3.46%	4.05%
Adjustable Rate	—	—	—	—	10,899	10,899
Weighted average interest rate	—	—	—	—	2.78%

Totals	1,956	4,424	4,343	10,029	26,599	$47,351	$47,427
Loans
Amounts maturing:
Fixed rate	$40,176	$20,325	$13,460	$29,246	$100,647	$203,854
Weighted average interest rate	7.03%	7.73%	7.16%	6.60%	5.90%
Adjustable rate	137,464	30,573	17,360	41,928	168,582	395,907
Weighted average interest rate	6.35%	6.18%	6.32%	6.48%	6.15%

Totals	$177,640	$50,898	$30,820	$71,174	$269,229	$599,761	$595,441
Certificates of Deposit
Amounts maturing:
Fixed rate	$189,831	$31,603	$7,546	$6,694	$—	$235,674	$234,766
Weighted average interest rate	2.07%	2.84%	4.11%	3.47%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures.

As of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures. Based on their evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us and the reports filed are submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Management of Heritage Financial Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in the Securities Exchange Act of 1934 Rule 13a-15(f). A system of internal control can provide only reasonable, not absolute assurance, that the objectives of the controls system are met. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, our management concluded that as of December 31, 2004, our internal control over financial reporting was effective.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Heritage Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 15, 2005

(c) Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement dated March 22, 2005 (“Proxy Statement”) for the annual meeting of shareholders to be held April 28, 2005.

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

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation and we have not yet adopted the latest revisions to SFAS No. 123. Most of the Company’s stock options do not have any intrinsic value at grant date. Therefore, no compensation cost has been recognized for its stock option plan activity. However, during 2004 compensation expense was recognized for restricted stock awards and some incentive stock options. See the consolidated financial statement Notes 1(o) and 14 for further discussion and disclosures on stock options. See the following table for the consolidated activity within stock option plans 1994, 1997, 1998 and 2002 as of December 31, 2004, all of which were approved by stockholders.

Number of securities to be issued upon exercise of outstanding options and awards	595,070
Weighted average exercise price of outstanding options	$15.83
Number of securities remaining available for future issuance	239,903

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The consolidated financial statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2)  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes.

(3)  Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.11	Revised Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005(8)

14.0	Code of Ethics(7)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Quarterly Report on Form 10Q dated November 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

HERITAGE FINANCIAL CORPORATION

Principal Executive Officer:

/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman and Chief Executive Officer

Principal Financial Officer:

/s/ EDWARD D. CAMERON
Edward D. Cameron
Senior Vice President, Corporate Secretary and Treasurer

Dated:  March 15, 2005

Donald V. Rhodes, pursuant to powers of attorney, which are being filed with this Annual Report on Form 10-K, has signed this report on March 15, 2005, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Lynn M. Brunton	Brian Charneski	Jeffrey S. Lyon
Daryl D. Jensen	H. Edward Odegard	Brian L. Vance
James P. Senna	Peter Fluetsch
Philip S. Weigand	Melvin R. Lewis

/s/ DONALD V. RHODES
Donald V. Rhodes
Attorney in fact
March 15, 2005

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 15, 2005

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash on hand and in banks	$16,570	$17,945
Interest earning deposits	2,769	9,981
Federal funds sold	6,000	7,600
Investment securities available for sale	45,891	55,601
Investment securities held to maturity	1,460	2,151
Loans held for sale	381	1,018
Loans receivable	599,380	520,395
Less: Allowance for loan losses	(8,295)	(7,748)

Loans receivable, net	591,085	512,647
Real estate owned	—	523
Premises and equipment, at cost, net	16,883	17,451
Federal Home Loan Bank and Federal Reserve stock, at cost	3,038	2,962
Accrued interest receivable	2,946	2,782
Prepaid expenses and other assets	2,803	3,205
Deferred Federal income taxes, net	801	414
Goodwill, net	6,640	6,640

	$697,267	$640,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$587,278	$541,832
Advances from Federal Home Loan Bank	40,900	31,100
Accrued expenses and other liabilities	8,145	5,756

	636,323	578,688

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 5,946,990 and 6,192,996 shares outstanding at December 31, 2004 and 2003, respectively	11,883	18,430
Unearned compensation—ESOP and restricted stock award	(1,379)	(1,087)
Retained earnings, substantially restricted	50,657	44,849
Accumulated other comprehensive income (loss), net	(217)	40

Total stockholders’ equity	60,944	62,232
Commitments and Contingencies	—	—

	$697,267	$640,920

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	2004	2003	2002
Interest income:
Loans	$36,938	$35,059	$37,930
Mortgage backed securities	172	330	482
Investment securities and Federal Home Loan Bank dividends	1,657	1,574	1,546
Interest on federal funds sold and overnight deposits	177	188	469

Total interest income	38,944	37,151	40,427

Interest expense:
Deposits	6,724	7,179	10,104
Other borrowings	493	155	120

Total interest expense	7,217	7,334	10,224

Net interest income	31,727	29,817	30,203
Provision for loan losses	645	1,125	1,835

Net interest income after provision for loan losses	31,082	28,692	28,368

Noninterest income:
Gains on sales of loans, net	640	1,907	1,404
Service charges on deposits	2,556	2,421	2,316
Rental income	294	268	263
Merchant visa income	1,915	1,588	1,231
Other income	1,093	980	967

Total noninterest income	6,498	7,164	6,181

Noninterest expense:
Salaries and employee benefits	12,222	11,648	10,519
Building occupancy	2,038	1,896	1,660
Depreciation	1,708	1,863	1,774
FDIC premiums	92	81	88
Data processing	1,252	1,212	1,062
Marketing	423	415	439
Office supplies and printing	384	377	416
Merchant visa	1,502	1,297	997
Other	3,649	3,434	3,299

Total noninterest expense	23,270	22,223	20,254

Income before Federal income tax expense	14,310	13,633	14,295
Federal income tax expense	4,725	4,729	4,871

Net income	$9,585	$8,904	$9,424

Basic earnings per common share	$1.61	$1.37	$1.31
Basic weighted average shares outstanding	5,950,874	6,494,343	7,209,356
Diluted earnings per common share	$1.57	$1.32	$1.27
Diluted weighted average shares outstanding	6,123,364	6,734,987	7,420,654

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2001	7,534	45,686	(975)	33,775	42	78,528
Restricted stock awards granted	—	429	(429)	—	—	—
Earned ESOP and restricted stock shares	44	45	196	—	—	241
Exercise of stock options	61	479	—	—	—	479
Stock repurchased	(830)	(13,052)	—	—	—	(13,052)
Net income	—	—	—	9,424	—	9,424
Net increase in unrealized gain on securities available for sale, net of taxes	—	—	—	—	304	304
Cash dividends declared	—	—	—	(3,527)	—	(3,527)

Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Restricted stock awards granted	1	22	(22)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	155	143	—	—	298
Exercise of stock options	147	1,172	—	—	—	1,172
Stock repurchased	(773)	(16,506)	—	—	—	(16,506)
Net income	—	—	—	8,904	—	8,904
Net decrease in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(306)	(306)
Cash dividends declared	—	—	—	(3,727)	—	(3,727)

Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Restricted stock awards granted	25	598	(598)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	93	306	—	—	399
Exercise of stock options	123	1,069	—	—	—	1,069
Stock repurchased	(403)	(8,307)	—	—	—	(8,307)
Net income	—	—	—	9,585	—	9,585
Net decrease in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(257)	(257)
Cash dividends declared	—	—	—	(3,777)	—	(3,777)

Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944

Comprehensive Income	2004	2003	2002
Net income	$9,585	$8,904	$9,424
Increase (decrease) in unrealized gain (loss) on securities available for sale, net of tax of ($132), ($154), and $164	(257)	(306)	304

Comprehensive income	$9,328	$8,598	$9,728

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$9,585	$8,904	$9,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708	1,863	1,774
Deferred loan fees, net of amortization	324	254	(42)
Provision for loan losses	645	1,125	1,835
Federal Home Loan Bank stock dividends and Federal Reserve Stock	(79)	(124)	57
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	2,705	302	(3,074)
Recognition of compensation related to ESOP, incentive stock options and restricted stock shares	399	298	241
Gain on sale of investment securities available for sale	(218)	—	—
Gain on sale of other investments	—	—	(10)
Gain on sale of premises and equipment	(7)	(2)	(12)
Gain on sale of other real estate owned	(73)	(1)	(26)
Net (increase) decrease in loans held for sale	637	7,095	(1,838)
Deferred Federal income tax benefit	(254)	(580)	(432)
Proceeds from Federal Home Loan Bank stock	3	16	238

Net cash provided by operating activities	15,375	19,150	8,135

Cash flows from investing activities:
Loans (originated) paid down, net of principal payments and loan sales	(79,309)	(58,498)	29,125
Proceeds from other real estate owned	571	645	1,126
Maturities of investment securities available for sale	26,829	52,325	40,149
Sales of investment securities available for sale	243	—	—
Maturities of investment securities held to maturity	691	670	882
Purchase of investment securities available for sale	(17,643)	(59,975)	(61,379)
Proceeds from sale of other investments	—	—	10
Purchase of premises and equipment	(1,158)	(1,305)	(833)
Proceeds from premises and equipment	11	22	26

Net cash (used in) provided by investing activities	(69,765)	(66,116)	9,106

Cash flows from financing activities:
Net increase in deposits	45,446	24,716	2,036
Net increase (decrease) in FHLB advances	9,800	31,100	(8,000)
Cash dividends paid	(3,744)	(3,731)	(3,537)
Exercise of stock options	1,008	970	479
Repurchase of common stock	(8,307)	(16,506)	(13,052)

Net cash (used in) provided by financing activities	44,203	36,549	(22,074)

Net decrease in cash and cash equivalents	(10,187)	(10,417)	(4,833)
Cash and cash equivalents at beginning of year	35,526	45,943	50,776

Cash and cash equivalents at end of year	$25,339	$35,526	$45,943

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$6,902	$7,312	$10,304
Federal income taxes	4,583	5,104	6,743
Supplemental disclosure of noncash investing and financing activities:
Mortgage loans transferred to real estate owned	$39	$515	$484
Net charge offs	98	251	712
Tax benefit from nonqualified stock options	61	202	46

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1)    Summary of Significant Accounting Policies

(a)  Description of Business

Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a National Bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2004 and 2003 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

(h)  Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(j)  Real Estate and Other Assets Owned

Real estate and other assets acquired by the Company in satisfaction of debt are held for sale and recorded at fair value at time of foreclosure and are carried at the lower of the new cost basis or fair value less estimated costs to sell.

(k)  Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 39 years; and for furniture, fixtures and equipment is 3 to 7 years.

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

(o)  Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2004, 2003 and 2002 resulting from restricted stock awards and certain incentive stock options.

If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the years ended December 31:

	2004	2003	2002
Net income:
As reported	$9,585	$8,904	$9,424
Plus compensation costs recognized under ABP No. 25, net of taxes	143	67	96
Less SFAS No. 123 compensation costs, net of taxes	(325)	(103)	(285)

Pro forma	$9,403	$8,868	$9,235

Basic earnings per share:
As reported	$1.61	$1.37	$1.31
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.01	0.01
Less SFAS No. 123 compensation costs, net of taxes	(0.06)	(0.02)	(0.04)

Pro forma	$1.57	$1.36	$1.28

Diluted earnings per share:
As reported	$1.57	$1.32	$1.27
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.01	0.01
Less SFAS No. 123 compensation costs, net of taxes	(0.05)	(0.02)	(0.04)

Pro forma	$1.54	$1.31	$1.24

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the years ended December 31, 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life (in years)	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2004	2.99%	6	20%	4.31%	$2.58
December 31, 2003	3.52%	6	24%	3.88%	$3.74
December 31, 2002	3.63%	7	20%	3.97%	$1.84

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(2)    Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2004 and 2003 consist of the following:

	2004	2003
Commercial loans	$336,227	$266,252

Real estate mortgages:
One to four family residential	58,903	57,377
Five or more family residential and commercial real estate	152,958	149,728

Total real estate mortgage	211,861	207,105
Real estate construction:
One to four family residential	23,266	19,881
Five or more family residential and commercial real estate	17,121	19,570

Total real estate construction	40,387	39,451
Consumer	13,045	10,043

Subtotal	601,520	522,851
Deferred loan fees and other	(1,759)	(1,438)

Total loans receivable and loans held for sale	$599,761	$521,413

As of December 31, 2004 and 2003, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $16,033 and $15,961, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. The Company did not have any borrowings from Directors or Executive Officers at December 31, 2004.

Potential problem loans as of December 31, 2004 were $12,200, up from 10,500 at December 31, 2003. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

Accrued interest on loans receivable amounted to $2,721 and $2,436 as of December 31, 2004 and 2003, respectively. The weighted average interest rate on loans was 6.4% and 6.5% for December 31, 2004 and 2003, respectively. The Company had $319 and $297 of impaired loans, which were nonaccruing as of December 31, 2004 and 2003, respectively. The annual average balance of impaired loans for the years ended December 31, 2004 and 2003 were $433 and $1,022, respectively. The allowance for loan losses related to impaired loans at December 31, 2004 and 2003 totaled $52 and $53, respectively. Interest recognized on impaired loans for the years ended December 31, 2004, 2003 and 2002 totaled $23, $162 and $146, respectively. Interest on impaired loans foregone (recovered) was $4, $37, and $(30) for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has no commitments to extend additional credit on loans that are impaired at December 31, 2004.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Details of certain mortgage banking activities at December 31, 2004 and 2003 are as follows:

	2004	2003
Loans held for sale at lower of cost or market	$381	$1,018
Loans serviced for others	899	2,010
Total Loans sold	35,822	105,790
Commitments to sell mortgage loans	695	3,657
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	2,656	3,814
Variable or adjustable rate	189	369

Servicing fee income from mortgage loans serviced for others amounted to $10, $14 and $19 for the years ended December 31, 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had commitments of $59,900 in other commercial lines of credit, $61,900 in real estate commitments (both construction and lines of credit), and $6,100 in other commitments (including consumer credit lines and letters of credit).

(3)    Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2004	2003	2002
Balance at beginning of period	$7,748	$6,874	$5,751
Provision	645	1,125	1,835
Recoveries	11	8	21
Charge offs	(109)	(259)	(733)

Balance at end of period	$8,295	$7,748	$6,874

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$5,971	55.9%	$5,578	51.0%	$4,949	51.8%
Real Estate Mortgage
One-four family residential	327	9.8%	305	11.0%	271	15.4%
Five or more family residential and commercial properties	1,402	25.4%	1,310	28.7%	1,162	24.4%
Real Estate Construction:
One-four family residential	449	3.9%	419	3.7%	370	6.2%
Five or more family residential and commercial properties	34	2.8%	31	3.8%	28	0.6%
Consumer	112	2.2%	105	1.8%	94	1.6%

Net loans	$8,295	100.0%	$7,748	100.0%	$6,874	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(4)    Investment Securities Available For Sale

The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2004
U.S. Government and its agencies	$20,795	$60	$(200)	$20,655
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	14,421	76	(132)	14,365
Other related securities	11,003	—	(132)	10,871

Totals	$46,219	$136	$(464)	$45,891

December 31, 2003
U.S. Government and its agencies	$27,144	$148	$(107)	$27,185
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	14,934	52	(202)	14,784
Other related securities	13,460	247	(75)	13,632

Totals	$55,538	$447	$(384)	$55,601

The impairment of investments, as of December 31, 2004, are not considered to be other than temporary and therefore unrealized losses were not recognized. Due to the intent to hold these investments to maturity we expect to receive full value of these investments. Investments with unrealized losses as of December 31, 2004 are reported as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and its agencies	$12,003	$89	$4,889	$111	$16,892	$200
Mortgage backed and related securities	6,884	49	14,625	215	21,509	264

Total temporarily impaired securities	$18,887	$138	$19,514	$326	$38,401	$464

The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2004 are shown below:

	Amortized cost	Fair value
Due in one year or less	$12,503	$12,367
Due after one year through three years	8,478	8,439
Due after three through five years	9,891	9,764
Due after five years through ten years	3,639	3,633
Due after ten years	11,708	11,688

Totals	$46,219	$45,891

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

During the year ended December 31, 2004 there were sales of investment securities (HCB Bancorp shares) available for sale resulting in a $218 gain. There were no sales of investment securities available for sale during the year ended December 31, 2003.

Accrued interest on investment securities available for sale amounted to $210 and $328 as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, investment securities available for sale with fair values of $13,795 and $12,879, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

We had no securities available for trading at December 31, 2004 or 2003.

(5)    Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
December 31, 2004
Mortgage backed securities:
FNMA certificates	$30	$1	$—	$31
FHLMC certificates	130	7	—	137
GNMA certificates	275	29	—	304
Municipal bonds	1,025	39	—	1,064

	$1,460	$76	$—	$1,536

December 31, 2003
Mortgage backed securities:
FNMA certificates	$68	$4	$—	$72
FHLMC certificates	153	9	—	162
GNMA certificates	400	41	—	441
Municipal bonds	1,530	84	—	1,614

	$2,151	$138	$—	$2,289

The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2004 are shown below:

	Amortized cost	Fair value
Due in one year or less	$460	$469
Due after one year through three years	327	343
Due after three years through five years	265	281
Due after five years	408	443

Totals	$1,460	$1,536

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

There were no sales of investment securities held to maturity during the years ended December 31, 2004, 2003 and 2002.

Accrued interest on investment securities held to maturity amounted to $9 and $13 as of December 31, 2004 and 2003, respectively.

At December 31, 2004 and 2003, investment securities held to maturity with amortized cost values of $1,391 and $1,924, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)    Premises and Equipment

A summary of premises and equipment at December 31, 2004 and 2003 follows:

	2004	2003
Land	$4,527	$4,527
Buildings and building improvements	18,049	17,959
Furniture, fixtures and equipment	11,576	12,349

	34,152	34,835
Less accumulated depreciation	17,269	17,384

	$16,883	$17,451

(7)    Goodwill and Other Intangible Assets—Adoption of Statement 142

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

SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations. Rather, goodwill and certain intangibles are reviewed for impairment, written down, and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its implied value. The provisions of each statement were adopted by us on January 1, 2002. Nonamortized goodwill in the amount of $6,640 was subject to the transition provisions of SFAS Nos. 141 and 142. Other than the discontinuation of monthly goodwill amortization, the adoption of this statement did not have a material impact on the results of our operations or financial position. Goodwill amortization has not been recognized since 2001 and the Company has evaluated the impairment of goodwill each year ended since December 31, 2002 and concluded there is no goodwill impairment.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(8)    Deposits

Deposits consist of the following at December 31,:

	2004		2003
	Amount	Percent	Amount	Percent
Non interest demand deposits	$82,076	14.0%	$78,853	14.6%
NOW accounts	90,570	15.4	79,721	14.7
Money market accounts	79,017	13.5	77,141	14.2
Savings accounts	99,941	17.0	101,132	18.7
Certificate of deposit accounts	235,674	40.1	204,985	37.8

	$587,278	100.0%	$541,832	100.0%

The combined weighted average interest rate of deposits was 1.26% and 1.12% at December 31, 2004 and 2003, respectively. Accrued interest payable on deposits was $557 and $290 at December 31, 2004 and 2003, respectively. Interest expense, by category, is as follows for the years ended December 31:

	2004	2003	2002
NOW accounts	$461	$601	$779
Money market accounts	1,454	1,449	1,975
Savings accounts	332	363	493
Certificate of deposit accounts	4,477	4,766	6,857

	$6,724	$7,179	$10,104

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

Within one year	$189,834
Between one and two years	31,602
Between two and three years	7,546
Between three and four years	3,783
Between four and five years	2,909

$235,674

Certificates of deposit issued in denominations equal to or in excess of $100 totaled $117,374 and $88,842 at December 31, 2004 and 2003, respectively.

(9)    FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2004, the Company maintained a credit facility with the FHLB of Seattle for $122,600 with an outstanding balance of $40,900.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company is required to maintain an investment in the stock of FHLB in an amount equal to at least the greater of $0.5 or 0.75% of residential mortgage loans and pass-through securities plus 3.5% of its outstanding advances from the FHLB and 5.0% of the outstanding balance of mortgage loans sold to the FHLB. At December 31, 2004, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1,800. The Company maintained $3,000 in FHLB stock at December 31, 2004. Purchases and sales of stock are transacted directly with the FHLB at par value. During 2004 and 2003, the Company was required to redeem FHLB stock totaling $3 and $16, respectively, due to the new capital structure requirements issued by FHLB.

A summary of FHLB Advances is summarized as follows:

	2004	2003
Balance at period end, due less than 12 months	$40,900	$31,100
Average balance	30,352	7,241
Maximum amount outstanding at any month end	48,900	31,100
Average interest rate:
During the period	1.49%	1.21%
At period end	2.35%	1.10%

At December 31, 2004 and 2003, the Company had $40,900 and $31,100, respectively, in overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2004, the Company was required to maintain $103,592 in collateral to meet the collateral requirements of FHLB.

(10)    Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $28,500. The lines generally mature annually with the exception of a $2,000 line with U.S. Bank, which does not mature. The lines with Key Bank matures in July 2005, the lines with US Bank were originated in 2000 and 2001 and automatically renew. As of December 31, 2004 there were no overnight federal funds purchased.

(11)    Borrowings

The Company maintains a line of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in March 2005. The usage on the Key Bank line of credit is summarized as follows:

	2004	2003
Balance at period end	$—	$—
Average balance during the period	554	730
Maximum amount outstanding at any month end	2,194	4,127
Average interest rate:
During the period	4.38%	4.10%
At period end	0%	0%

The Company maintains a line to support letters of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in July 2006. There has been no usage on the Key Bank line to support letters of credit

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(12)    Federal Income Taxes

Federal income tax expense consists of the following for the years ended December 31:

	2004	2003	2002
Current	$4,979	$5,309	$5,303
Deferred	(254)	(580)	(432)

	$4,725	$4,729	$4,871

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2004	2003	2002
Income tax expense at Federal statutory rate	$5,009	$4,772	$5,003
Tax exempt interest	(159)	(42)	(20)
Other, net	(125)	(1)	(112)

	$4,725	$4,729	$4,871

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,903	$2,712
Accrued compensation	180	173
Other	135	144
Unrealized loss on available for sale securities	109	—

Total deferred tax assets	3,327	3,029
Deferred tax liabilities:
Deferred loan fees	(745)	(766)
Premises and equipment	(1,001)	(1,068)
FHLB stock	(780)	(757)
Unrealized loss on available for sale securities	—	(24)

Total deferred tax liabilities	(2,526)	(2,615)

Deferred Federal income tax asset, net	$801	$414

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2004, the Company had a taxable temporary difference of approximately $2,800 that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.

(13)    Stockholders’ Equity

(a)  Stock Repurchase Program

On April 26, 1999 the board of directors of the Company authorized the repurchase in the open market of 100,000 of its outstanding common shares. This was accomplished in the second quarter of 1999 for $800, or $8.56 per share. In October of 1999, the Company began the first of eight stock repurchase programs. The first totaling 1,082,389 shares, or 10% of the then outstanding shares was commenced in October 1999 and completed in February 2000. The second totaling 979,846 shares, or 10% of the then outstanding shares was commenced in February 2000 and completed in August 2000. The third program for a total of 890,056 shares representing 10% of the then outstanding shares was commenced in August 2000 and completed in May 2001. The fourth program for a total of 800,000 shares representing 10% of the then outstanding shares was commenced in May 2001 and completed in June 2002. The fifth program for a total of 750,000 shares was commenced in June 2002 and completed in March 2003, which represented 10% of the then outstanding shares. The sixth program, for a total of 660,000 shares was commenced in March 2003 and completed in February 2004, which represented 10% of the then outstanding shares. The seventh program, for a total of 307,200 shares commenced in March 2004 and completed in June 2004, which represented 5% of the then outstanding shares. The eighth program, for a total of 295,000 shares, commenced in July 2004, with 9,700 shares, or 3.3%, repurchased as of December 31, 2004. Collectively as of December 31, 2004, the Company repurchased 5,579,191 shares of our stock representing 51.4% of the total outstanding as of March 31, 1999 at an average price of $12.64. Stock repurchased for the years ended December 31, 2004 and 2003 were $8,300 and $16,500, respectively.

(b)  Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31:

	2004	2003	2002
Basic:
Basic weighted average shares outstanding	6,006,362	6,530,177	7,239,657
Less restricted stock awards	(55,488)	(35,834)	(30,301)

Total basic weighted average shares outstanding	5,950,874	6,494,343	7,209,356
Diluted:
Basic weighted average shares outstanding	5,950,874	6,494,343	7,209,356
Incremental shares from stock options and restricted stock awards	172,490	240,644	211,298

Weighted average shares outstanding	6,123,364	6,734,987	7,420,654

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

There were no anti-dilutive outstanding options to purchase common stock at December 31, 2004, 2003 or 2002.

(c)  Cash Dividend Declared

On December 21, 2004, the Company announced a quarterly cash dividend of 17.0 cents per share payable on January 28, 2005, to shareholders of record on January 14, 2005.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(d)  Restrictions on Dividends

Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank, Central Valley Bank, and earnings from the investment of the net proceeds from the Conversion retained by the Company.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of (i) the greater of the Bank’s net income for the current fiscal year or (ii) the average of the Bank’s net income for the current fiscal year and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

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

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 344,996 shares. The 1997 plan provides for the granting of options and stock awards up to 257,460 common shares. The 1998 plan provides for the grant of stock options and stock awards for up to 461,125 shares. The 2002 Incentive Stock Option plan provides for the grant of stock options for up to 430,000 shares. The 2002 Director Nonqualified Stock Option plan provides for the grant of stock options for up to 70,000 shares. The 2002 Restricted Stock plan provides for the grant of stock awards for up to 50,000 shares. The number of shares remaining available for future issuance totaled 239,903 as of December 31, 2004.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued under the 1998 plan have a five-year cliff vesting.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table summarizes stock option and award activity for the years ended December 31, 2004, 2003 and 2002.

	Outstanding Options and Awards		Exercisable Options and Awards
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2001	467,261	$7.57	301,312	$6.85

Options and awards granted	184,100	12.25	—	—
Became exercisable	—	—	90,850	9.05
Less: Exercised	(61,611)	6.52	(61,611)	6.52
Expired or canceled	(3,550)	10.47	(3,550)	9.23

Balance at December 31, 2002	586,200	9.13	327,001	7.55

Options and awards granted	169,350	21.20	—	—
Became exercisable	—	—	123,599	10.53
Less: Exercised	(146,693)	6.61	(146,693)	6.61
Expired or canceled	(11,150)	16.57	(10,650)	16.29

Balance at December 31, 2003	597,707	13.11	293,257	8.96

Options and awards granted	157,730	21.11	—	—
Became exercisable	—	—	142,015	15.08
Less: Exercised	(122,814)	8.21	(122,814)	8.21
Expired or canceled	(37,553)	18.46	(37,553)	18.46

Balance at December 31, 2004	595,070	$15.83	274,905	$12.19

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2004 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$3.58—$8.50	55,841	1.9	$7.86	55,841	$7.86
$8.75—$9.75	58,000	2.7	9.57	58,000	9.57
$10.05	800	4.3	10.05	800	10.05
$10.15	19,800	3.3	10.15	19,800	10.15
$11.13	17,937	1.5	11.13	17,937	11.13
$12.25	114,757	4.2	12.25	72,357	12.25
$15.95	1,770	5.2	15.95	420	15.95
$19.05	9,000	5.1	19.05	3,000	19.05
$21.11	117,315	6.2	21.11	—	—
$21.38	138,850	5.2	21.38	46,750	21.38

	534,070	4.4	$15.83	274,905	$12.19

The above table does not include the shares issued under the restricted stock award plan of 1998. There were 35,000 shares issued on February 19, 2002 at the fair market value of $12.25, which were approved by

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

shareholders on April 25, 2002. There were 1,500 shares issued on May 12, 2003 at the fair market value of $22.47, with 500 of these shares canceled during the third quarter of 2003. An additional 27,500 shares were issued on March 18, 2004 at the fair market value of $21.11 with 2,500 shares canceled during the second quarter of 2004. The compensation expense associated with theses awards is being booked over the vesting life of 5 years. For the years ended December 31, 2004, 2003, and 2002, $167, $55 and $109 in compensation expense were booked, respectively. The unvested shares are not included for the calculation of basic earnings per share but are included in diluted earnings per share.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2004 and December 31, 2003, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2004:
The Company consolidated
Tier 1 leverage capital to average assets	$20,489	3%	$34,149	5%	$54,431	8.0%
Tier 1 capital to risk-weighted assets	22,710	4	34,064	6	54,431	9.6
Total capital to risk-weighted assets	45,419	8	56,774	10	61,543	10.8
Heritage Bank
Tier 1 leverage capital to average assets	17,246	3	28,744	5	45,276	7.9
Tier 1 capital to risk-weighted assets	19,854	4	29,781	6	45,276	9.1
Total capital to risk-weighted assets	39,708	8	49,635	10	51,496	10.4
Central Valley Bank
Tier 1 leverage capital to average assets	3,230	3	5,383	5	8,052	7.5
Tier 1 capital to risk-weighted assets	2,892	4	4,339	6	8,052	11.1
Total capital to risk-weighted assets	5,785	8	7,231	10	8,874	12.3

As of December 31, 2003:
The Company consolidated
Tier 1 leverage capital to average assets	$18,414	3%	$30,691	5%	$55,505	9.0%
Tier 1 capital to risk-weighted assets	21,291	4	31,937	6	55,505	10.4
Total capital to risk-weighted assets	42,583	8	53,228	10	62,172	11.7
Heritage Bank
Tier 1 leverage capital to average assets	15,526	3	25,877	5	43,876	8.5
Tier 1 capital to risk-weighted assets	18,818	4	28,227	6	43,876	9.3
Total capital to risk-weighted assets	37,635	8	47,044	10	49,771	10.6
Central Valley Bank
Tier 1 leverage capital to average assets	2,903	3	4,838	5	7,388	7.6
Tier 1 capital to risk-weighted assets	2,505	4	3,758	6	7,388	11.8
Total capital to risk-weighted assets	5,010	8	6,263	10	8,116	13.0

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The pension portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of $355, $403, and $426 are included in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2004, 2003 and 2002 were $205, $209, and $162, respectively.

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

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $198, $183 and $96 for the years ended December 31, 2004, 2003 and 2002, respectively.

For the year ended December 31, 2004, the Company has allocated or committed to be released to the ESOP 8,817 earned shares and has 71,267 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,576 at December 31, 2004.

(a)  Severance Agreements

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, following a change of control of the Company.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

(b)  Investment Securities

The fair value of all investment securities excluding Federal Home Loan Bank of Seattle (FHLB) stock was based upon quoted market prices. FHLB stock is not publicly traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

(c)  Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2004 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2004		December 31, 2003
	Book value	Fair value	Book value	Fair value
Financial Assets
Cash on hand and in banks	$16,570	$16,570	$17,945	$17,945
Interest earning deposits	2,769	2,769	9,981	9,981
Federal funds sold	6,000	6,000	7,600	7,600
Investment securities available for sale	45,891	45,891	55,601	55,601
Investment securities held to maturity	1,460	1,536	2,151	2,289
FHLB and Federal Reserve stock	3,038	3,038	2,962	2,962
Loans receivable and loans held for sale	599,761	595,441	521,413	530,285

Financial Liabilities
Deposits:
Savings, money market and demand	$351,604	$351,604	$336,847	$336,847
Time certificates	235,674	185,999	204,985	204,120

Total deposits	587,278	537,603	541,832	540,967

FHLB advances	40,900	40,900	31,100	31,100

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

(Dollars in thousands, except per share amounts)

(19)    Heritage Financial Corporation (Parent Company Only)

Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2004	2003
ASSETS
Cash and interest earning deposits	$962	$3,947
Loans receivable—ESOP	911	987
Investment in subsidiary banks	59,965	57,851
Other assets	147	443

	$61,985	$63,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$1,041	$996
Total stockholders’ equity	60,944	62,232

	$61,985	$63,228

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
Interest income:
Interest income	$7	$18	$16
ESOP loan	81	87	93
Other income:
Gain on sale of investment	218	—	—
Equity in undistributed income of subsidiaries	10,008	9,332	9,864

Total income	10,314	9,437	9,973
Interest expense	40	68	63
Other expenses	906	696	712

Total expense	946	764	775

Income before federal income taxes	9,368	8,673	9,198
Benefit for income taxes	(217)	(231)	(226)

Net income	$9,585	$8,904	$9,424

Basic earnings per common share	$1.61	$1.37	$1.31
Diluted earnings per common share	1.57	1.32	1.27

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$9,585	$8,904	$9,424
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(10,008)	(9,332)	(9,864)
Dividends from subsidiaries	7,900	20,000	16,950
Recognition of compensation related to ESOP and restricted stock shares	181	298	241
Net change in other assets and liabilities	324	100	476
Gain on sale of premises and equipment	—	(1)	—

Net cash provided by operating activities	7,982	19,969	17,227
Cash flows from investing activities:
ESOP loan principal repayments	76	69	63
Proceeds from sale of premise and equipment	—	1	—

Net cash provided by investing activities	76	70	63
Cash flows from financing activities:
Cash dividends paid	(3,744)	(3,731)	(3,527)
Exercise of stock options	1,008	970	479
Stock repurchase	(8,307)	(16,506)	(13,052)

Net cash used in financing activities	(11,043)	(19,267)	(16,100)

Net increase (decrease) in cash and cash equivalents	(2,985)	772	1,190
Cash and cash equivalents at beginning of period	3,947	3,175	1,985

Cash and cash equivalents at end of period	$962	$3,947	$3,175

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(20)    Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,375	$9,456	$9,855	$10,258
Interest expense	1,668	1,667	1,839	2,043

Net interest income	7,707	7,789	8,016	8,215
Provision for loan losses	180	180	150	135

Net interest income after provision for loan losses	7,527	7,609	7,866	8,080
Non-interest income	1,563	1,703	1,530	1,702
Non-interest expense	5,764	5,903	5,742	5,861

Income before provision for income taxes	3,326	3,409	3,654	3,921
Provision for income taxes	1,107	1,119	1,211	1,288

Net income	$2,219	$2,290	$2,443	$2,633

Basic earnings per share	$0.36	$0.39	$0.42	$0.44
Diluted earnings per share	0.35	0.38	0.41	0.43
Cash dividends declared	0.155	0.160	0.165	0.170

	Year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,277	$9,196	$9,301	$9,377
Interest expense	2,000	1,873	1,771	1,690

Net interest income	7,277	7,323	7,530	7,687
Provision for loan losses	495	330	150	150

Net interest income after provision for loan losses	6,782	6,993	7,380	7,537
Non-interest income	1,627	1,991	2,038	1,508
Non-interest expense	5,249	5,608	5,718	5,648

Income before provision for income taxes	3,160	3,376	3,700	3,397
Provision for income taxes	1,099	1,170	1,287	1,173

Net income	$2,061	$2,206	$2,413	$2,224

Basic earnings per share	$0.31	$0.33	$0.38	$0.35
Diluted earnings per share	0.30	0.32	0.36	0.34
Cash dividends declared	0.135	0.140	0.145	0.150

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	1998 Stock Option and Restricted Stock Award Plan(2)
10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)
10.6	1997 Stock Option and Restricted Stock Award Plan(3)
10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)
10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001(5)
10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001(5)
10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)
10.11	Revised Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005(8)
14.0	Code of Ethics(7)
21.0	Subsidiaries of the Company
23.0	Consent of Independent Registered Public Accounting Firm
24.0	Power of Attorney
31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Quarterly Report on Form 10Q dated November 2, 2004.