Form 10-Q
period 2005-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2005-05-04
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 12, 2005 there were 5,973,940 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2005 and Comprehensive Income for the Three Months Ended March 31, 2005 and 2004	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II.	Other Information

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures	20

	Certifications

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME:
Loans	$10,187	$8,820
Investment securities and FHLB dividends	412	512
Interest bearing deposits and fed funds sold	29	43

Total interest income	10,628	9,375
INTEREST EXPENSE:
Deposits	2,063	1,569
Borrowed funds	242	99

Total interest expense	2,305	1,668

Net interest income	8,323	7,707
Provision for loan losses	165	180

Net interest income after provision for loan losses	8,158	7,527
NONINTEREST INCOME:
Gains on sales of loans	109	281
Service charges on deposits	591	598
Rental income	76	69
Merchant visa income	488	391
Other income	212	224

Total noninterest income	1,476	1,563
NONINTEREST EXPENSE:
Salaries and employee benefits	3,045	3,126
Building occupancy	972	958
Data processing	311	314
Marketing	106	93
Office supplies and printing	116	84
Merchant visa	378	316
Other expense	898	873

Total noninterest expense	5,826	5,764

Income before federal income taxes	3,808	3,326
Federal income taxes	1,245	1,107

Net income	$2,563	$2,219

Earnings per share:
Basic	$0.43	$0.36
Diluted	$0.42	$0.35
Dividends declared per share:	$0.175	$0.155

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Cash on hand and in banks	$18,905	$16,570
Interest earning deposits	1,585	2,769
Federal funds sold	400	6,000
Investment securities available for sale	45,207	45,891
Investment securities held to maturity	2,163	1,460
Loans held for sale	438	381
Loans receivable	608,120	599,380
Less: Allowance for loan losses	(7,871)	(8,295)

Loans receivable, net	600,249	591,085
Premises and equipment, net	16,599	16,883
Federal Home Loan Bank and Federal Reserve stock, at cost	3,053	3,038
Accrued interest receivable	2,973	2,946
Prepaid expenses and other assets	3,795	2,803
Deferred federal income taxes, net	992	801
Goodwill	6,640	6,640

Total assets	$702,999	$697,267

Liabilities and Stockholders’ Equity
Deposits	$609,302	$587,278
Advances from Federal Home Loan Bank	25,400	40,900
Accrued expenses and other liabilities	5,981	8,145

Total liabilities	640,683	636,323
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 5,971,631 and 5,946,990 shares outstanding at March 31, 2005 and December 31, 2004, respectively	12,014	11,883
Unearned compensation - ESOP and other	(1,307)	(1,379)
Retained earnings, substantially restricted	52,172	50,657
Accumulated other comprehensive income (loss)	(563)	(217)
Total stockholders’ equity	62,316	60,944
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$702,999	$697,267

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE

MONTHS ENDED MARCH 31, 2005 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS

ENDED MARCH 31, 2005 AND 2004

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944
Earned ESOP shares, incentive stock options and restricted stock awards	2	30	72	—	—	102
Stock repurchase	(10)	(225)	—	—	—	(225)
Exercise of stock options (including tax benefits from nonqualified stock options)	33	326	—	—	—	326
Net income	—	—	—	2,563	—	2,563
Unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(346)	(346)
Cash dividends declared	—	—	—	(1,048)	—	(1,048)

Balance at March 31, 2005	5,972	$12,014	$(1,307)	$52,172	$(563)	$62,316

	Three months ended March 31,
	2005	2004
Comprehensive Income
Net income	$2,563	$2,219
Unrealized gain (loss) on securities available for sale, net of tax of $(178) and $124	(346)	241

Comprehensive income	$2,217	$2,460

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$2,563	$2,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	454	459
Provision for loan losses	165	180
Dividends on Federal Home Loan Bank stock and Federal Reserve stock	(15)	(24)
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	102	91
Deferred loan fees, net of amortization	219	119
Net increase in loans held for sale	(57)	(3,338)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(3,769)	3,469
Gain on sale of premises and equipment	(1)	(3)

Net cash provided by (used in) operating activities	(339)	3,172

Cash flows from investing activities:
Loans originated, net of principal payments	(8,959)	(15,216)
Proceeds from maturities/calls of investment securities available for sale	1,870	10,448
Proceeds from maturities/calls of investment securities held to maturity	57	20
Purchase of investment securities available for sale	(1,721)	(1,530)
Purchase of investment securities held to maturity	(760)	—
Purchase of premises and equipment	(141)	(172)
Proceeds from sale of premises and equipment	1	4

Net cash used in investing activities	(9,653)	(6,446)

Cash flows from financing activities:
Net increase in deposits	22,024	15,494
Net decrease in borrowed funds	(15,500)	(5,700)
Cash dividends paid	(1,048)	(956)
Proceeds from exercise of stock options	292	460
Stock repurchased	(225)	(4,994)

Net cash provided by financing activities	5,543	4,304

Net increase (decrease) in cash and cash equivalents	(4,449)	1,030

Cash and cash equivalents at beginning of period	25,339	35,076

Cash and cash equivalents at end of period	$20,890	$36,106

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$2,343	$1,098
Federal income taxes	25	—
Supplemental disclosures of cash flow information:
Net charge offs	589	4
Loans transferred to/from other real estate owned	25	13
Tax benefit from nonqualified stock options	34	14

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank, N.A. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank, N.A. is a national bank whose deposits are insured by the FDIC under the Bank Insurance Fund (BIF). Central Valley Bank, N.A. conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties.

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

(b.) Basis of Presentation

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2004 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement was effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective April 14, 2005, the Securities and Exchange Commission announced the amendment to the compliance dates of this new rule. Therefore, this statement is effective beginning at the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption will have an impact on the consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123R.

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

In December 2003, the FASB issued FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addressed how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2005. Application of this Interpretation did not have an effect on our financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2005	2004
Basic:
Weighted average shares outstanding	5,964,625	6,181,371
Less: Weighted average unvested restricted stock awards	(61,000)	(38,115)

Basic weighted average shares outstanding	5,903,625	6,143,256

Diluted:
Basic weighted average shares outstanding	5,903,625	6,143,256
Incremental shares from unexercised stock options and unvested restricted stock awards	154,533	188,596

Weighted average shares outstanding	6,058,158	6,331,852

As of March 31, 2005 and 2004, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On March 24, 2005, we announced a quarterly cash dividend of 17.5 cents per share payable on April 28, 2005 to stockholders of record on April 15, 2005.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of FAS No. 123, Accounting for Stock-Based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2005, 2004, 2003 and 2002 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by FAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the following periods:

	Three Months Ended March 31,
	2005	2004
Net Income:
As Reported	$2,563	$2,219
Plus Compensation costs recognized under APB No. 25, net of taxes	36	22
Less FAS No. 123 compensation costs, net of taxes	(75)	(57)

Pro Forma	$2,524	$2,184

Basic earnings per share:
As Reported	$0.43	$0.36
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)

Pro Forma	$0.43	$0.35

Diluted earnings per share:
As Reported	$0.42	$0.35
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	—
Less FAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)

Pro Forma	$0.42	$0.34

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the three months ended March 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2005	3.91%	6.00	20%	4.32%	$2.99
March 31, 2004	2.99%	6.00	20%	4.31%	$2.58

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2004 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets increased $5.7 million (0.8%) to $703.0 million as of March 31, 2005 from the December 31, 2004 balance of $697.3 million. Deposits increased $22.0 million (3.7%) to $609.3 million as of March 31, 2005 from the December 31, 2004 balance of $587.3 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $9.2 million (1.6%) to $600.7 million as of March 31, 2005 from the December 31, 2004 balance of $591.5 million. Commercial loans increased by $2.3 million to $338.5 million as of March 31, 2005 from the December 31, 2004 balance of $336.2 million. Commercial loans continue to be the largest segment of loans at 55.6% and 56.1% as a percentage of total loans as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005, we have repurchased a total of 5,589,540 shares, or 51.5% of the total outstanding at March 31, 1999, which was the inception of our stock repurchase programs, at an average price of $12.65 per share. We began our current 5% repurchase program on August 2, 2004 with the goal to repurchase approximately 295,000 shares. During the quarter ended March 31, 2005, we repurchased 10,349 shares at an average price of $21.72. We have repurchased 20,049 shares under the eighth program at an average price of $21.31.

Earnings Summary

Net income for the three months ended March 31, 2005 was $0.42 per diluted share compared to $0.35 per diluted share for the same period last year. Actual earnings for the three months ended March 31, 2005 were $2,563,000 compared to $2,219,000 for the same period in 2004, an increase of 15.5%.

Return on average equity for the quarter ended March 31, 2005 improved to 16.28% from 14.13% for the same period last year. Average equity increased by $0.2 million to $63.0 million for the three months ended March 31, 2005 versus $62.8 million for the same period last year while net income increased by $344,000.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2005 increased 8.0% to $8,323,000 from $7,707,000 for the same quarter in 2004. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.10% for the current quarter from 5.15% for the same quarter last year. One of the methods in which we have been able to maintain our net interest margin above 5.0% is our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $81.2 million for the quarter ended March 31, 2005 versus $69.4 million for the quarter ended March 31, 2004, an increase of 17.0%. Continuing to maintain a margin over 5.0% will be a challenge this year. Short-term interest rates have increased at a much faster pace than longer term interest rates over the last several months. As a result, our net interest margin has narrowed.

Interest income increased $1.3 million, or 13.4%, for the three months ended March 31, 2005 as compared to the first quarter last year and interest expense increased $0.6 million, or 3.8%, during this same period. Loans averaged $597.9 million with an average yield of 6.82% for the three months ended March 31, 2005 compared to average loans of $521.4 million with an average yield of 6.77% for the same period in 2004. Certificates of deposit averaged $243.5 million with an average cost of 2.41% for the three months ended March 31, 2005 compared to $210.9 million with an average cost of 1.93% for the same period in 2004.

Provision for Loan Losses

The provision for loan losses was $165,000 for the three months ended March 31, 2005, which was $15,000 less than the provision for loan losses during the first quarter of 2004. The provision for loan losses during the fourth quarter of 2004 was $135,000. The provision for loan losses increase was primarily due to increased loan volumes.

Noninterest Income

Noninterest income decreased 5.6% to $1,476,000 for the three months ended March 31, 2005 compared with $1,563,000 for the same quarter in 2004. The decrease is the result of declines in mortgage banking income in the amount of $218,000. Management expects modest levels of mortgage banking activity to continue for the remainder of the year. We did experience increases in merchant visa income in the amount of $97,000 for a total of $488,000 for the quarter ended March 31, 2005 from $391,000 in the quarter ended March 31, 2004 due to volume increases.

Noninterest Expense

Noninterest expense increased 1.1% to $5,826,000 during the three months ended March 31, 2005 compared to $5,764,000 for the same period during 2004. Salaries and employee benefits decreased by $81,000 for the three months ended March 31, 2005 compared to the same period last year. A portion of the salaries and employee benefits reduction in the first quarter is the result of staff turnover creating vacant positions. Merchant visa expense increased $62,000 for the three months ended March 31, 2005 compared to the same period last year.

The efficiency ratio for the quarter ended March 31, 2005 was 59.45% compared to 62.18% for the comparable quarter in 2004. The efficiency ratio decreases are primarily a result of strong net interest income and modest noninterest expense increases for the quarter ended March 31, 2005. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $608.6 million at March 31, 2005 from $599.8 million at December 31, 2004.

	At March 31, 2005	% of Total	At December 31, 2004	% of Total
	(Dollars in thousands)
Commercial (1)	$338,453	55.61%	$336,227	56.06%
Real estate mortgages
One-to-four family residential	59,994	9.86	58,903	9.82
Five or more family residential and commercial properties	153,237	25.18	152,958	25.50

Total real estate mortgages	213,231	35.04	211,861	35.32
Real estate construction
One-to-four family residential	29,957	4.92	23,266	3.88
Five or more family residential and commercial properties	16,117	2.65	17,121	2.85

Total real estate construction	46,074	7.57	40,387	6.73
Consumer	12,773	2.10	13,045	2.18

Gross loans	610,531	100.32	601,520	100.29
Less: deferred loan fees	(1,973)	(0.32)	(1,759)	(0.29)

Total loans	$608,558	100.00%	$599,761	100.00%

(1)	Agriculture loan balances totaling $33,778 and $33,173, as of March 31, 2005 and December 31, 2004, respectively are included with Commercial loan balances.

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2005	At December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$445	$319
Restructured loans	—	—

Total nonperforming loans	445	319
Other real estate owned	—	—

Total nonperforming assets	$445	$319

Accruing loans past due 90 days or more	$1,031	$—
Potential problem loans	11,849	12,184
Allowance for loan losses	7,871	8,295
Nonperforming loans to loans	0.07%	0.05%
Allowance for loan losses to loans	1.29%	1.38%
Allowance for loan losses to nonperforming loans	1,770.26%	2,603.60%
Nonperforming assets to total assets	0.06%	0.05%

Nonperforming assets increased to $445,000, or 0.06% of total assets at March 31, 2005 from $319,000, or 0.05% of total assets at December 31, 2004. We believe that we are adequately reserved for losses in the portfolio as of March 31, 2005. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend. We determine the allowance through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our non-classified loan portfolio by considering a number of elements including:

•	Risk rating of the credit portfolio;

•	Levels and trends in delinquencies and nonaccruals;

•	Trends in loan demand and structure including terms and interest rates;

•	National and local economic trends;

•	Specific industry conditions such as commercial and residential construction;

•	Concentrations of credits in specific industries;

•	Bank regulatory examination results and our own credit examinations; and

•	Recent loss experience in the portfolio.

We determine the allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. We add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of the allowance combines the provisions made for both our non-classified loans and the specific provisions made for classified loans.

Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Repossessed collateral is recorded at the lower of cost or market.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance or unforeseen market conditions arise that cause adjustments to the allowance for loan losses.

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$608,558	$539,844
Average loans outstanding during period	597,890	521,350
Allowance balance at beginning of period	8,295	7,748
Provision for loan losses	165	180
Charge offs:
Real estate	—	—
Commercial	(502)	—
Agriculture	(89)	(9)
Consumer	—	(1)

Total charge offs	(591)	(10)

Recoveries:
Real estate	2	—
Commercial	—	6
Agriculture	—	—
Consumer	—	—

Total recoveries	2	6

Net charge offs	(589)	(4)

Allowance balance at end of period	$7,871	$7,924

Allowance for loan loss to loans	1.29%	1.47%
Ratio of net charge offs during period to average loans outstanding	(0.10)%	(0.001)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the three months ended March 31, 2005 decreased by $424,000 to $7.9 million from $8.3 million at December 31, 2004. The decline in the allowance was due primarily to one charge off totaling $500,000, which management believes to be an isolated incident and was previously reserved for. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

Liquidity and Sources of Funds

Our primary sources of funds are customer and local government deposits, loan repayments, loan sales, interest earned on and proceeds from investment securities, and advances from the Federal Home Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2005, cash and cash equivalents totaled $20.9 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $13.6 million, or 1.9% of total assets. At March 31, 2005, our banks maintained a credit facility with the FHLB of Seattle for $128.7 million, with $25.4 million in FHLB borrowings as of March 31, 2005.

Capital

Stockholders’ equity at March 31, 2005 was $62.3 million compared with $60.9 million at December 31, 2004. During the period, we repurchased $225,000 of Heritage Financial Corporation stock, declared dividends of $1.0 million, realized income of $2.6 million, recorded $346,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $428,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2005 our leverage ratio was 8.1% compared with 8.0% at December 31, 2004. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.8% and 11.1%, respectively, at March 31, 2005 compared with 9.6% and 10.8%, respectively, at December 31, 2004.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2005.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2004.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2005.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. During the quarter ended March 31, 2005, the Company repurchased 10,349 shares at an average price of $21.72. In total, the Company has repurchased 20,049 shares at an average price of $21.31 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2005 – January 31, 2005	800	$21.00	5,579,991	284,500
February 1, 2005 – February 28, 2005	2,586	$21.80	5,582,577	281,914
March 1, 2005 – March 31, 2005	6,963	$21.78	5,589,540	274,951

Total	10,349	$21.72	5,589,540	274,951

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005 (8)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Quarterly Report on Form 10Q dated November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 4, 2005	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)