Form 10-Q
period 2005-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2005-07-28
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 11, 2005 there were 5,951,921 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$10,661	$8,953	$20,847	$17,774
Investment securities and FHLB dividends	433	463	845	974
Interest bearing deposits and fed funds sold	7	40	36	83

Total interest income	11,101	9,456	21,728	18,831
INTEREST EXPENSE:
Deposits	2,447	1,575	4,509	3,144
Borrowed funds	271	92	513	190

Total interest expense	2,718	1,667	5,022	3,334

Net interest income	8,383	7,789	16,706	15,497
Provision for loan losses	210	180	375	360

Net interest income after provision for loan losses	8,173	7,609	16,331	15,137
NONINTEREST INCOME:
Gains on sales of loans	37	218	146	498
OREO income	7	73	7	73
Service charges on deposits	717	649	1,308	1,247
Rental income	77	71	154	141
Merchant visa income	555	477	1,043	867
Other income	236	215	448	439

Total noninterest income	1,629	1,703	3,106	3,265
NONINTEREST EXPENSE:
Salaries and employee benefits	3,169	3,111	6,214	6,237
Building occupancy	981	932	1,953	1,890
Data processing	305	303	616	618
Marketing	118	116	225	208
Office supplies and printing	92	87	208	170
Merchant visa	428	368	806	684
Other expense	1,007	986	1,905	1,859

Total noninterest expense	6,100	5,903	11,927	11,666

Income before federal income taxes	3,702	3,409	7,510	6,736
Federal income taxes	1,205	1,119	2,450	2,227

Net income	$2,497	$2,290	$5,060	$4,509

Earnings per share:
Basic	$0.42	$0.39	$0.86	$0.75
Diluted	$0.41	$0.38	$0.84	$0.73
Dividends declared per share:	$0.180	$0.155	$0.355	$0.305

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Cash on hand and in banks	$21,634	$16,570
Interest earning deposits	1,753	2,769
Federal funds sold	—	6,000
Investment securities available for sale	44,414	45,891
Investment securities held to maturity	3,560	1,460
Loans held for sale	770	381
Loans receivable	623,379	599,380
Less: Allowance for loan losses	(8,113)	(8,295)

Loans receivable, net	615,266	591,085
Premises and equipment, net	16,327	16,883
Federal Home Loan Bank and Federal Reserve stock, at cost	3,161	3,038
Accrued interest receivable	3,181	2,946
Prepaid expenses and other assets	4,436	2,803
Deferred federal income taxes, net	867	801
Goodwill	6,640	6,640

Total assets	$722,009	$697,267

Liabilities and Stockholders’ Equity
Deposits	$612,000	$587,278
Advances from Federal Home Loan Bank	36,400	40,900
Other borrowings	2,150	—
Accrued expenses and other liabilities	8,012	8,145

Total liabilities	658,562	636,323
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 5,949,812 and 5,946,990 shares outstanding at
June 30, 2005 and December 31, 2004, respectively	11,428	11,883
Unearned compensation - ESOP and other	(1,247)	(1,379)
Retained earnings, substantially restricted	53,596	50,657
Accumulated other comprehensive income (loss)	(330)	(217)

Total stockholders’ equity	63,447	60,944
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$722,009	$697,267

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS

ENDED JUNE 30, 2005 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2005 AND 2004

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944
Earned ESOP shares, incentive stock options and restricted stock awards	5	68	132	—	—	200
Stock repurchase	(45)	(971)	—	—	—	(971)
Exercise of stock options (including tax benefits from nonqualified stock options)	43	448	—	—	—	448
Net income	—	—	—	5,060	—	5,060
Unrealized gain (loss) on securities available for sale, net of tax	—	—	—	—	(113)	(113)
Cash dividends declared	—	—	—	(2,121)	—	(2,121)

Balance at June 30, 2005	5,950	$11,428	$(1,247)	$53,596	$(330)	$63,447

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Comprehensive Income
Net income	$2,497	$2,290	$5,060	$4,509
Increase (decrease) in unrealized gain (loss) on securities available for sale, net of tax of $120, $(435), $(58) and $(311)	232	(845)	(113)	(604)

Comprehensive income	$2,729	$1,445	$4,947	$3,905

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$5,060	$4,509
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	912	882
Provision for loan losses	375	360
Dividends on Federal Home Loan Bank stock and Federal Reserve stock	(15)	(54)
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	200	183
Deferred loan fees, net of amortization	(61)	193
Net (increase) decrease in loans held for sale	(389)	333
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(4,663)	88
Gain on sale of other real estate owned	(7)	(73)
Gain on sale of premises and equipment	(2)	(6)

Net cash provided by operating activities	1,410	6,415

Cash flows from investing activities:
Loans originated, net of principal payments	(24,060)	(33,671)
Proceeds from other real estate owned	183	406
Proceeds from maturities/calls of investment securities available for sale	4,055	16,596
Proceeds from maturities/calls of investment securities held to maturity	1,257	76
Purchase of investment securities available for sale	(3,152)	(10,078)
Purchase of investment securities held to maturity	(957)	—
Purchase of premises and equipment	(385)	(377)
Proceeds from sale of premises and equipment	7	10

Net cash used in investing activities	(23,052)	(27,038)

Cash flows from financing activities:
Net increase in deposits	24,722	18,893
Net increase (decrease) in borrowed funds	(2,350)	10,400
Cash dividends paid	(2,109)	(1,921)
Proceeds from exercise of stock options	398	610
Stock repurchased	(971)	(8,105)

Net cash provided by financing activities	19,690	19,877

Net decrease in cash and cash equivalents	(1,952)	(746)

Cash and cash equivalents at beginning of period	25,339	35,076

Cash and cash equivalents at end of period	$23,387	$34,330

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$4,586	$2,676
Federal income taxes	2,813	2,448
Supplemental disclosures of cash flow information:
Net charge offs	557	17
Loans transferred to/from other real estate owned	176	—
Tax benefit from nonqualified stock options	50	31

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2005 and 2004

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

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read with our December 31, 2004 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.)	Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in

SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. We do not anticipate this statement having an impact to our financial statements.

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

In May 2005, the FASB issued FASB 154—Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, is effective no later than the end of fiscal years ending after December 15, 2005 This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not anticipate this statement having a material impact to our financial statements.

NOTE 2. Stockholders’ Equity

(a.)	Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic:
Weighted average shares outstanding	5,958,673	6,000,852	5,961,632	6,091,112
Less: Weighted average unvested restricted stock awards	(61,302)	(61,714)	(61,152)	(49,915)

Basic weighted average shares outstanding	5,897,371	5,939,138	5,900,480	6,041,197

Diluted:
Basic weighted average shares outstanding	5,897,371	5,939,138	5,900,480	6,041,197
Incremental shares from unexercised stock options and unvested restricted stock awards	152,143	165,421	153,338	177,009

Weighted average shares outstanding	6,049,514	6,104,559	6,053,818	6,218,206

As of June 30, 2005 and 2004, there were 6,000 and 276,030 anti-dilutive shares outstanding related to options to acquire common stock, respectively.

(b.)	Cash Dividend Declared

On June 21, 2005, we announced a quarterly cash dividend of 18.0 cents per share payable on July 29, 2005 to stockholders of record on July 15, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income:
As Reported	$2,497	$2,290	$5,060	$4,509
Plus Compensation costs recognized under APB No. 25, net of taxes	33	32	69	62
Less FAS No. 123 compensation costs, net of taxes	(97)	(78)	(195)	(152)

Pro Forma	$2,433	$2,244	$4,934	$4,419

Basic earnings per share:
As Reported	$0.42	$0.39	$0.86	$0.75
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	0.01	0.01	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.02)	(0.01)	(0.03)	(0.03)

Pro Forma	$0.41	$0.39	$0.84	$0.73

Diluted earnings per share:
As Reported	$0.41	$0.38	$0.84	$0.73
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	0.01	0.01	0.01
Less FAS No. 123 compensation costs, net of taxes	(0.02)	(0.01)	(0.03)	(0.02)

Pro Forma	$0.40	$0.38	$0.82	$0.72

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the six months ended June 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
Grant period ended
June 30, 2005	3.91%	6.00	20%	4.32%	$2.99
June 30, 2004	2.99%	6.00	20%	4.31%	$2.58

Employees

At June 30, 2005, we had 209 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

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

	For the Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$603,040	$20,847	6.91%	$528,162	$17,774	6.73%
Mortgage Backed Securities	3,902	95	4.85	3,687	97	5.24
Investment securities and FHLB Stock	47,200	750	3.18	52,516	877	3.34
Interest earning deposits	3,031	36	2.40	17,959	83	0.92

Total interest earning assets	$657,173	$21,728	6.61%	$602,324	$18,831	6.25%
Noninterest earning assets	47,167			45,884

Total assets	$704,340			$648,208

Interest Bearing Liabilities:
Certificates of deposit	$249,282	$3,236	2.60%	$213,916	$2,046	1.91%
Savings accounts	99,077	461	0.93	106,625	528	0.99
Interest bearing demand and money market accounts	169,320	812	0.96	160,033	570	0.71

Total interest bearing deposits	517,679	4,509	1.74	480,574	3,144	1.31
FHLB advances	35,028	498	2.84	29,929	171	1.14
Other borrowed funds	459	15	6.61	501	19	7.80

Total interest bearing liabilities	$553,166	$5,022	1.82%	$511,004	$3,334	1.31%
Demand and other noninterest bearing deposits	82,411			71,272
Other noninterest bearing liabilities	5,162			4,706
Stockholders’ equity	63,601			61,226

Total liabilities and stockholders’ equity	$704,340			$648,208

Net interest income		$16,706			$15,497
Net interest spread			4.79%			4.94%
Net interest margin			5.08%			5.15%
Average interest earning assets to average interest bearing liabilities			118.80%			117.87%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the six months ended June 30,
	2005 Compared to 2004 Increase (Decrease) Due to			2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$2,520	$553	$3,073	$2,320	$(1,906)	$414
Mortgage backed securities	6	(8)	(2)	(80)	(20)	(100)
Investment securities and FHLB stock	(89)	(38)	(127)	85	2	87
Interest earning deposits	(69)	22	(47)	(22)	(21)	(43)

Interest income	$2,368	$529	$2,897	$2,303	$(1,945)	$358

Interest bearing liabilities:
Certificates of deposit	$338	$852	$1,190	$139	$(687)	$(548)
Savings accounts	(37)	(29)	(66)	75	(153)	(78)
Interest bearing demand and money market accounts	33	208	241	41	(105)	(64)

Total interest bearing deposits	334	1,031	1,365	255	(945)	(690)
FHLB advances	29	298	327	189	(36)	153
Other borrowings	(2)	(2)	(4)	115	(116)	(1)

Interest expense	$361	$1,327	$1,688	$559	$(1,097)	$(538)

Financial Condition Data

Total assets increased $24.7 million (3.5%) to $722.0 million as of June 30, 2005 from the December 31, 2004 balance of $697.3 million. Deposits increased $24.7 million (4.2%) to $612.0 million as of June 30, 2005 from the December 31, 2004 balance of $587.3 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $24.5 million (4.1%) to $616.0 million as of June 30, 2005 from the December 31, 2004 balance of $591.5 million. Commercial loans increased by $10.6 million to $346.8 million as of June 30, 2005 from the December 31, 2004 balance of $336.2 million. Commercial loans continue to be the largest segment of loans at 55.6% and 56.1% as a percentage of total loans as of June 30, 2005 and December 31, 2004, respectively.

Share Repurchases

As of June 30, 2005, we have repurchased a total of 5,623,700 shares at an average price of $12.71 per share, or 51.8% of the total outstanding shares at March 31, 1999, which was the inception of our stock repurchase programs. We began our current 5% repurchase program on August 2, 2004 with the goal to repurchase approximately 295,000 shares. During the quarter ended June 30, 2005, we repurchased 34,160 shares at an average price of $21.85. We have repurchased 54,209 shares under the eighth program at an average price of $21.65.

Earnings Summary

Net income for the three months ended June 30, 2005 was $0.41 per diluted share compared to $0.38 per diluted share for the same period last year. Net income for the three months ended June 30, 2005 were $2,497,000 compared to $2,290,000 for the same period in 2004, an increase of 9.0%. Net income for the six months ended June 30, 2005 was $0.84 per diluted share compared to $0.73 per diluted share for the same period last year, an increase of 15.1%. Net income for the six months ended June 30, 2005 were $5,060,000 compared to $4,509,000 for the same period in 2004, an increase of 12.2%.

Return on average equity for the quarter ended June 30, 2005 improved to 15.55% from 15.36% for the same period last year. Average equity increased by $4.6 million to $64.2 million for the three months ended June 30, 2005 versus $59.6 million for the same period last year. For the six months ended June 30, 2005, the Company’s return on average equity increased to 15.91% from 14.73% for the six months ended June 30, 2004. Average equity for the six months ended June 30, 2005 increased to $63.6 million from $61.2 million for the six months ended June 30, 2004. The Company’s capital position remains strong at 8.79% of total assets as of June 30, 2005, up from 8.55% at June 30, 2004.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2005 increased 7.6% to $8,383,000 from $7,789,000 for the same quarter in 2004. Net interest income before provision for loan losses for the six months ended June 30, 2005 increased 7.8% to $16,706,000 from $15,497,000 for the same period in 2004. The net interest margin (net interest income divided by average interest earning assets) decreased to 5.07% for the current quarter from 5.14% for the same quarter last year. The net interest margin decreased to 5.08% for the six months ended June 30, 2005 from 5.15% for the same period in 2004. Our ability to maintain our net interest margin above 5.0% can be attributed to our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $83.6 million for the quarter ended June 30, 2005 versus $73.1 million for the quarter ended June 30, 2004, an increase of 14.4%. Maintaining a margin over 5.0% will be a challenge this year. Short-term interest rates have increased at a much faster pace than longer term interest rates over the last several months. As a result, our net interest margin has narrowed.

Interest income increased $1.6 million, or 17.4%, for the three months ended June 30, 2005 as compared to the second quarter last year and interest expense increased $1.1 million, or 63.0%, during this same period. Interest income for the six months ended June 30, 2005 increased $2.9 million, or 15.4%, as compared to the same period last year and interest expense increased $1.7 million, or 50.6%, during this same period. Loans averaged $608.1 million with an average yield of 7.01% for the three months ended June 30, 2005 compared to average loans of $535.0 million with an average yield of 6.70% for the same period in 2004. Loans averaged $603.0 million with an average yield of 6.91% for the six months ended June 30, 2005 compared to average loans of $528.2 million with an average yield of 6.73% for the same period in 2004. Certificates of deposit averaged $255.0 million with an average cost of 2.77% for the three months ended June 30, 2005 compared to $216.9 million with an average cost of 1.89% for the same period in 2004. Certificates of deposit averaged $249.3 million with an average cost of 2.60% for the six months ended June 30, 2005 compared to $213.9 million with an average cost of 1.91% for the same period in 2004.

Provision for Loan Losses

The provision for loan losses was $210,000 for the three months ended June 30, 2005, an increase of $30,000 over the provision for loan losses during the first quarter of 2004. The provision for loan losses was $375,000 for the six months ended June 30, 2005 up from $360,000 for the same period in 2004.

Noninterest Income

Noninterest income decreased 4.3% to $1,629,000 for the three months ended June 30, 2005 compared with $1,703,000 for the same quarter in 2004. The decrease is the result of declines in mortgage banking income in the amount of $181,000. Noninterest income decreased 4.9% to $3,106,000 for the six months ended June 30, 2005 from $3,265,000 for same period in 2004. Management expects modest levels of mortgage banking activity to continue for the remainder of the year. We did experience increases in merchant visa income in the amount of $78,000 for a total of $555,000 for the quarter ended June 30, 2005 from $477,000 in the quarter ended June 30, 2004 due to volume increases. For the six months ended June 30, 2005, merchant visa income increased by $176,000 to $1,043,000 from $867,000 for the same period last year.

Noninterest Expense

Noninterest expense increased 3.3% to $6,100,000 during the three months ended June 30, 2005 compared to $5,903,000 for the same period during 2004. Noninterest expense increased 2.2% to $11,927,000 for the six months ended June 30, 2005 from $11,666,000 for the same period last year. Salaries and benefits increased by $58,000 for the three months ended June 30, 2005 compared to the same period last year. Despite the downsizing of the mortgage department and therefore lower salaries associated with this change, the increase was due to lower deferred loan fee costs, which creates an increase in expense. For the six months ended June 30, 2005, salaries and benefits declined by $23,000 due to the downsizing of our mortgage department during the second quarter of 2004. Merchant visa expense increased $60,000 for the three months ended June 30, 2005 compared to the same period last year. For the six months ended June 30, 2005, merchant visa expense increased by $122,000 compared to the same period last year. Merchant visa expense increases for both of these periods was due to increased volumes.

The efficiency ratio for the quarter ended June 30, 2005 was 60.93% compared to 62.18% for the comparable quarter in 2004. The efficiency ratio for the six months ended June 30, 2005 was 60.20% compared to 62.18% for the same period last year. The efficiency ratio improvements are primarily a result of strong net interest income and modest noninterest expense increases for the quarter ended and six months ended June 30, 2005. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $624.2 million at June 30, 2005 from $599.8 million at December 31, 2004.

	At June 30, 2005	% of Total	At December 31, 2004	% of Total
	(Dollars in thousands)
Commercial (1)	$346,839	55.57%	$336,227	56.06%
Real estate mortgages
One-to-four family residential	59,459	9.53	58,903	9.82
Five or more family residential and commercial properties	150,892	24.17	152,958	25.50

Total real estate mortgages	210,351	33.70	211,861	35.32
Real estate construction
One-to-four family residential	35,311	5.66	23,266	3.88
Five or more family residential and commercial properties	20,846	3.34	17,121	2.85

Total real estate construction	56,157	9.00	40,387	6.73
Consumer	12,713	2.04	13,045	2.18

Gross loans	626,060	100.31	601,520	100.29
Less: deferred loan fees	(1,911)	(0.31)	(1,759)	(0.29)

Total loans	$624,149	100.00%	$599,761	100.00%

(1)	Agriculture loan balances totaling $37,023 and $33,173, as of June 30, 2005 and December 31, 2004, respectively are included with Commercial loan balances.

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2005	At December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$488	$319
Restructured loans	—	—

Total nonperforming loans	488	319
Other real estate owned	—	—

Total nonperforming assets	$488	$319

Accruing loans past due 90 days or more	$674	$—
Potential problem loans	11,846	12,184
Allowance for loan losses	8,113	8,295
Nonperforming loans to loans	0.08%	0.05%
Allowance for loan losses to loans	1.30%	1.38%
Allowance for loan losses to nonperforming loans	1,662.41%	2,603.60%
Nonperforming assets to total assets	0.07%	0.05%

Nonperforming assets increased to $488,000, or 0.07% of total assets at June 30, 2005 from $319,000, or 0.05% of total assets at December 31, 2004. We believe that we are adequately reserved for losses in the portfolio as of June 30, 2005. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$624,149	$554,198
Average loans outstanding during period	603,040	528,162
Allowance balance at beginning of period	8,295	7,748
Provision for loan losses	375	360
Charge offs:
Real estate	—	—
Commercial	(505)	(14)
Agriculture	(89)	(9)
Consumer	(17)	—

Total charge offs	(611)	(23)

Recoveries:
Real estate	5	1
Commercial	38	5
Agriculture	10	—
Consumer	1	—

Total recoveries	54	6

Net charge offs	(557)	(17)

Allowance balance at end of period	$8,113	$8,091

Allowance for loan loss to loans	1.30%	1.46%
Ratio of net charge offs during period to average loans outstanding	(0.09)%	(0.003)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2005 decreased by $0.2 million to $8.1 million from $8.3 million at December 31, 2004. The decline in the allowance was due primarily to one charge off totaling $500,000, which management believes to be an isolated incident and was previously reserved for. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

Liquidity and Sources of Funds

Our primary sources of funds are customer and local government deposits, loan repayments, loan sales, interest earned on and proceeds from investment securities, Federal Funds borrowed from Key Bank and advances from the Federal Home

Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2005, cash and cash equivalents totaled $23.4 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $15.0 million, or 2.1% of total assets. At June 30, 2005, our banks maintained a credit facility with the FHLB of Seattle for $130.2 million, with $36.4 million in FHLB borrowings as of June 30, 2005. In addition, at June 30, 2004, federal funds purchased of $2.2 million were outstanding with KeyBank.

Capital

Stockholders’ equity at June 30, 2005 was $63.4 million compared with $60.9 million at December 31, 2004. During the six months ended June 30, 2005, we repurchased $971,000 of Heritage Financial Corporation stock, declared dividends of $2.1 million, realized income of $5.1 million, recorded $113,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $648,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2005 our leverage ratio was 8.1% compared with 8.0% at December 31, 2004. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.7% and 11.0%, respectively, at June 30, 2005 compared with 9.6% and 10.8%, respectively, at December 31, 2004.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2005.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief

Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2005.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. During the quarter ended June 30, 2005, the Company repurchased 34,160 shares at an average price of $21.85. In total, the Company has repurchased 54,209 shares at an average price of $21.65 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2005 – April 30, 2005	—	$—	5,589,540	274,951
May 1, 2005 – May 31, 2005	28,300	$21.68	5,617,840	246,651
June 1, 2005 – June 30, 2005	5,860	$22.04	5,623,700	240,791

Total	34,160	$21.85	5,623,700	240,791

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 28, 2005.

b.	The following directors were elected to serve for a term of three years: Daryl D. Jensen, Jeffrey S. Lyon, and Donald V. Rhodes. Gary B. Christensen was elected to serve as director for a term of one year.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Daryl D. Jensen	5,349,961	4,700
Jeffrey S. Lyon	5,349,961	4,700
Donald V. Rhodes	5,349,961	4,700
Gary B. Christensen	5,349,961	4,700

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005 (8)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: July 27, 2005	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)