Form 10-Q
period 2005-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2005-10-27
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of October 14, 2005 there were 6,306,049 common shares outstanding, with no par value, of the registrant.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Loans	$11,123	$9,358	$31,970	$27,132
Investment securities and FHLB dividends	447	454	1,292	1,428
Interest bearing deposits and fed funds sold	11	43	47	126

Total interest income	11,581	9,855	33,309	28,686
INTEREST EXPENSE:
Deposits	2,795	1,690	7,304	4,833
Borrowed funds	231	150	744	341

Total interest expense	3,026	1,840	8,048	5,174

Net interest income	8,555	8,015	25,261	23,512
Provision for loan losses	210	150	585	510

Net interest income after provision for loan losses	8,345	7,865	24,676	23,002
NONINTEREST INCOME:
Gains on sales of loans	85	65	231	563
OREO income	—	—	7	73
Service charges on deposits	745	678	2,053	1,925
Rental income Merchant visa income	79 587	73 537	232 1,630	217 1,404
Other income	223	178	672	615

Total noninterest income	1,719	1,531	4,825	4,797
NONINTEREST EXPENSE:
Salaries and employee benefits	3,150	2,960	9,364	9,196
Building occupancy	960	916	2,913	2,806
Data processing	302	332	918	950
Marketing	145	101	369	309
Office supplies and printing	100	89	308	260
Merchant visa	468	417	1,274	1,102
Other expense	941	927	2,846	2,786

Total noninterest expense	6,066	5,742	17,992	17,409

Income before federal income taxes	3,998	3,654	11,509	10,390
Federal income taxes	1,275	1,211	3,725	3,438

Net income	$2,723	$2,443	$7,784	$6,952

Earnings per share:
Basic	$0.44	$0.40	$1.26	$1.11
Diluted	$0.43	$0.39	$1.23	$1.08
Dividends declared per share:	$0.185	$0.157	$0.523	$0.457

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Cash on hand and in banks	$21,889	$16,570
Interest earning deposits	1,261	2,769
Federal funds sold	—	6,000
Investment securities available for sale	43,264	45,891
Investment securities held to maturity	3,520	1,460
Loans held for sale	475	381
Loans receivable	634,011	599,380
Less: Allowance for loan losses	(8,312)	(8,295)

Loans receivable, net	625,699	591,085
Premises and equipment, net	16,073	16,883
Federal Home Loan Bank and Federal Reserve stock, at cost	3,072	3,038
Accrued interest receivable	3,657	2,946
Prepaid expenses and other assets	4,430	2,803
Deferred federal income taxes, net	942	801
Goodwill	6,640	6,640

Total assets	$730,922	$697,267

Liabilities and Stockholders’ Equity
Deposits	$640,219	$587,278
Advances from Federal Home Loan Bank	17,500	40,900
Other borrowings	2,025	—
Accrued expenses and other liabilities	6,646	8,145

Total liabilities	666,390	636,323
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,241,663 and 5,946,990 shares outstanding at
September 30, 2005 and December 31, 2004, respectively	11,011	11,883
Stock dividend to be distributed	6,338	—
Unearned compensation - ESOP and other	(1,174)	(1,379)
Retained earnings, substantially restricted	48,827	50,657
Accumulated other comprehensive income (loss)	(470)	(217)

Total stockholders’ equity	64,532	60,944
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$730,922	$697,267

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2005 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Stock Dividend To be Distributed	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2004	5,947	$11,883	$—	$(1,379)	$50,657	$(217)	$60,944
Earned ESOP shares, incentive stock options and restricted stock awards	7	93	—	205	—	—	298
Stock repurchase	(73)	(1,604)	—	—	—	—	(1,604)
Exercise of stock options (including tax benefits from nonqualified stock options)	60	639	—	—	—	—	639
Net income	—	—	—	—	7,784	—	7,784
Change in fair value of securities available for sale, net of tax	—	—	—	—	—	(253)	(253)
Stock dividend to be distributed	301	—	6,338	—	(6,338)	—	—
Cash dividends declared	—	—	—	—	(3,276)	—	(3,276)

Balance at September 30, 2005	6,242	$11,011	$6,338	$(1,174)	$48,827	$(470)	$64,532

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Comprehensive Income
Net income	$2,723	$2,443	$7,784	$6,952
Change in fair value of securities available for sale, net of tax	(140)	555	(253)	(49)

Comprehensive income	$2,583	$2,998	$7,531	$6,903

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Dollars in thousands)

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$7,784	$6,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,332	1,289
Provision for loan losses	585	510
Dividends on Federal Home Loan Bank stock	(34)	(76)
Recognition of compensation related to ESOP shares, incentive stock options and restricted stock awards	298	289
Deferred loan fees, net of amortization	177	487
Net (increase) decrease in loans held for sale	(94)	793
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(3,914)	(223)
Gain on sale of other real estate owned	(7)	(73)
Gain on sale of premises and equipment	(4)	(6)

Net cash provided by operating activities	6,123	9,942

Cash flows from investing activities:
Loans originated, net of principal payments	(35,552)	(59,158)
Proceeds from other real estate owned	183	571
Proceeds from maturities/calls of investment securities available for sale	5,191	21,632
Proceeds from maturities/calls of investment securities held to maturity	108	139
Purchase of investment securities available for sale	(2,921)	(13,060)
Purchase of investment securities held to maturity	(2,170)	—
Purchase of premises and equipment	(562)	(535)
Proceeds from sale of premises and equipment	9	10

Net cash used in investing activities	(35,714)	(50,401)

Cash flows from financing activities:
Net increase in deposits	52,941	46,643
Net decrease in borrowed funds	(21,375)	(3,823)
Cash dividends paid	(3,143)	(2,889)
Proceeds from exercise of stock options	583	644
Stock repurchased	(1,604)	(8,185)

Net cash provided by financing activities	27,402	32,390

Net decrease in cash and cash equivalents	(2,189)	(8,069)

Cash and cash equivalents at beginning of period	25,339	35,076

Cash and cash equivalents at end of period	$23,150	$27,007

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$8,092	$4,461
Federal income taxes	3,852	3,209
Supplemental disclosures of non-cash flow information:
Net loan charge offs	568	39
Loans transferred from other real estate owned	176	25
Tax benefit from nonqualified stock options	56	31
Stock dividend to be distributed	6,338	—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a.) Description of Business

Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a State Chartered Savings Bank to a State Chartered Commercial Bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank changed its charter from a Nationally Chartered Commercial Bank to a State Chartered Commercial Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF). Heritage Bank conducts business from its main office in Olympia, Washington and its eleven branch offices located in Thurston, Pierce, and Mason Counties of Washington State. Central Valley Bank is also a Washington state-chartered commercial bank whose deposits are insured by the FDIC under the BIF. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2004 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP No. 04-2. This Statement is effective for financial statements for fiscal years beginning after September 15, 2005. We do not anticipate this statement having an impact to our financial statements.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123(R)). This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA SOP No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement was effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Effective April 14, 2005, the Securities and Exchange Commission announced the amendment to the compliance dates of this new rule. Therefore, this statement is effective beginning at the next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company is evaluating the requirements of SFAS No. 123(R) and expects the adoption will have an impact on the consolidated results of operations and earnings per share. The Company has not determined the method of adoption or the effect of adopting SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Financial Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of SFAS No. 143, is effective no later than the end of fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not anticipate this statement having a material impact to our financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic:
Weighted average shares outstanding	6,247,550	6,201,356	6,255,615	6,330,424
Less: Weighted average unvested restricted stock awards	(62,475)	(64,050)	(63,625)	(56,319)

Basic weighted average shares outstanding	6,185,075	6,137,306	6,191,990	6,274,105

Diluted:
Basic weighted average shares outstanding	6,185,075	6,137,306	6,191,990	6,274,105
Incremental shares from unexercised stock options and unvested restricted stock awards	159,279	181,861	160,398	184,526

Weighted average shares outstanding	6,344,354	6,319,167	6,352,388	6,458,631

As of September 30, 2004, there were 270,181 anti-dilutive shares outstanding related to options to acquire common stock. As of September 30, 2005, there were no anti-dilutive shares outstanding related to options to acquire common stock.

All share and per share amounts have been properly restated to reflect the 5% stock dividend declared September 15, 2005 and distributed on October 14, 2005.

(b.) Cash Dividend Declared

On September 15, 2005, we announced a quarterly cash dividend of 18.5 cents per share payable on October 28, 2005 to stockholders of record on October 17, 2005.

NOTE 3. Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in APB No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2005, 2004, 2003 and 2002 resulting from restricted stock awards and certain incentive stock options. If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income:
As Reported	$2,723	$2,443	$7,784	$6,952
Plus Compensation costs recognized under APB No. 25, net of taxes	33	41	102	102
Less SFAS No. 123 compensation costs, net of taxes	(78)	(86)	(293)	(239)

Pro Forma	$2,678	$2,398	$7,593	$6,815

Basic earnings per share:
As Reported	$0.44	$0.40	$1.26	$1.11
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	0.01	0.02	0.02
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	(0.02)	(0.05)	(0.04)

Pro Forma	$0.44	$0.39	$1.23	$1.09

Diluted earnings per share:
As Reported	$0.43	$0.39	$1.23	$1.08
Plus Compensation costs recognized under APB No. 25, net of taxes	0.01	0.01	0.02	0.02
Less SFAS No. 123 compensation costs, net of taxes	(0.01)	(0.01)	(0.05)	(0.04)

Pro Forma	$0.43	$0.39	$1.20	$1.06

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the nine months ended September 30, 2005 and 2004 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

	Weighted Average Risk Free Interest Rate	Expected Life in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
Grant period ended:
September 30, 2005	3.91%	6.00	20%	4.32%	$2.85
September 30, 2004	3.52%	6.00	24%	3.85%	$3.78

Employees

At September 30, 2005, we had 208 full-time equivalent employees. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous defined contribution retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes included herein, and the December 31, 2004 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships, market expansion and a continual focus on asset quality. Effective January 8, 1998, our common stock began to trade on the NASDAQ National Market under the symbol “HFWA”.

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$607,645	$31,970	7.02%	$539,076	$27,132	6.71%
Mortgage Backed Securities	3,992	145	4.86	3,462	137	5.26
Investment securities and FHLB Stock	47,256	1,147	3.23	52,097	1,291	3.31
Interest earning deposits	2,424	47	2.61	16,327	126	1.03

Total interest earning assets	$661,317	$33,309	6.72%	$610,962	$28,686	6.26%
Noninterest earning assets	47,948			46,197

Total assets	$709,265			$657,159

Interest Bearing Liabilities:
Certificates of deposit	$257,048	$5,327	2.76%	$217,840	$3,173	1.94%
Savings accounts	97,944	708	0.96	104,819	777	0.99
Interest bearing demand and money market accounts	168,622	1,269	1.00	162,927	883	0.72

Total interest bearing deposits	523,614	7,304	1.86	485,586	4,833	1.33
FHLB advances	31,295	724	3.08	31,411	308	1.31
Other borrowed funds	367	20	7.24	628	33	6.91

Total interest bearing liabilities	$555,276	$8,048	1.93%	$517,625	$5,174	1.33%
Demand and other noninterest bearing deposits	84,250			74,306
Other noninterest bearing liabilities	5,458			4,700
Stockholders’ equity	64,281			60,528

Total liabilities and stockholders’ equity	$709,265			$657,159

Net interest income		$25,261			$23,512
Net interest spread			4.79%			4.93%
Net interest margin			5.09%			5.13%
Average interest earning assets to average interest bearing liabilities			119.10%			118.03%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the nine months ended September 30,
	2005 Compared to 2004 Increase (Decrease) Due to			2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$3,451	$1,388	$4,839	$3,543	$(2,667)	$876
Mortgage backed securities	21	(12)	9	(112)	(21)	(133)
Investment securities and FHLB stock	(121)	(25)	(146)	162	34	196
Interest earning deposits	(108)	29	(79)	(19)	(10)	(29)

Interest income	$3,243	$1,380	$4,623	$3,574	$(2,664)	$910

Interest bearing liabilities:
Certificates of deposit	$571	$1,582	$2,153	$294	$(845)	$(551)
Savings accounts	(51)	(18)	(69)	85	(175)	(90)
Interest bearing demand and money market accounts	31	356	387	61	(137)	(76)

Total interest bearing deposits	551	1,920	2,471	440	(1,157)	(717)
FHLB advances	(1)	417	416	260	12	272
Other borrowings	(14)	1	(13)	(21)	(5)	(26)

Interest expense	$536	$2,338	$2,874	$679	$(1,150)	$(471)

Financial Condition Data

Total assets increased $33.7 million (4.8%) to $730.9 million as of September 30, 2005 from the December 31, 2004 balance of $697.3 million. Deposits increased $52.9 million (9.0%) to $640.2 million as of September 30, 2005 from the December 31, 2004 balance of $587.3 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $34.7 million (5.9%) to $626.2 million as of September 30, 2005 from the December 31, 2004 balance of $591.5 million. Commercial loans increased by $9.1 million to $345.3 million as of September 30, 2005 from the December 31, 2004 balance of $336.2 million. Commercial loans continue to be the largest segment of loans at 54.4% and 56.1% as a percentage of total loans as of September 30, 2005 and December 31, 2004, respectively.

Share Repurchases

As of September 30, 2005, we have repurchased a total of 5,934,928 shares at an average price of $12.15 per share, or 52.1% of the total outstanding shares at March 31, 1999, which was the inception of our stock repurchase programs. We began our current 5% repurchase program on August 2, 2004 with the goal to repurchase approximately 309,750 shares over a period of 18 months. During the quarter ended September 30, 2005, we repurchased 30,043 shares at an average price of $21.06. We have repurchased 86,962 shares under this eighth repurchase program at an average price of $20.77.

Earnings Summary

Net income for the three months ended September 30, 2005 was $0.43 per diluted share compared to $0.39 per diluted share for the same period last year. Actual net income for the three months ended September 30, 2005 was $2,723,000 compared to $2,443,000 for the same period in 2004, an increase of 11.5%. Net income for the nine months ended September 30, 2005 was $1.23 per diluted share compared to $1.08 per diluted share for the same period last year, an increase of 13.9%. Actual net income for the nine months ended September 30, 2005 was $7,784,000 compared to $6,952,000 for the same period in 2004, an increase of 12.0%.

Return on average equity for the quarter ended September 30, 2005 improved to 16.60% from 16.53% for the same period last year. Average equity increased by $6.5 million to $65.6 million for the three months ended September 30, 2005 versus $59.1 million for the same period last year. For the nine months ended September 30, 2005, the Company’s return on average equity increased to 16.15% from 15.32% for the nine months ended September 30, 2004. Average equity for the nine months ended September 30, 2005 increased to $64.3 million from $60.5 million for the nine months ended September 30, 2004. The Company’s capital position remains strong at 8.83% of total assets as of September 30, 2005, up from 8.67% at September 30, 2004 and 8.74% at December 31, 2004.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2005 increased 6.7% to $8,555,000 from $8,015,000 for the same quarter in 2004. Net interest income before provision for loan losses for the nine months ended September 30, 2005 increased 7.4% to $25,261,000 from $23,512,000 for the same period in 2004. The net interest margin (net interest income divided by average interest earning assets) increased to 5.11% for the current quarter from 5.10% for the same quarter last year. The net interest margin decreased to 5.09% for the nine months ended September 30, 2005 from 5.13% for the same period in 2004. Our ability to maintain our net interest margin above 5.0% has been enhanced by our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $87.9 million for the quarter ended September 30, 2005 versus $80.3 million for the quarter ended September 30, 2004, an increase of 9.5%. Maintaining a margin over 5.0% continues to be a challenge as short-term interest rates have increased at a much faster pace than longer term interest rates over the last several months.

Interest income increased $1.7 million, or 17.5%, for the three months ended September 30, 2005 compared to the third quarter last year and interest expense increased $1.2 million, or 64.5%, during this same period. Interest income for the nine months ended September 30, 2005 increased $4.6 million, or 16.1%, compared to the same period last year and interest expense increased $2.9 million, or 55.5%, during this same period. Loans averaged $616.7 million with an average yield of 7.21% for the three months ended September 30, 2005 compared to average loans of $560.7 million with an average yield of 6.67% for the same period in 2004. Loans averaged $607.6 million with an average yield of 7.02% for the nine months ended September 30, 2005 compared to average loans of $539.1 million with an average yield of 6.71% for the same period in 2004. Certificates of deposit averaged $272.3 million with an average cost of 3.07% for the three months ended September 30, 2005 compared to $225.6 million with an average cost of 2.00% for the same period in 2004. Certificates of deposit averaged $257.0 million with an average cost of 2.76% for the nine months ended September 30, 2005 compared to $217.8 million with an average cost of 1.94% for the same period in 2004.

Provision for Loan Losses

The provision for loan losses was $210,000 for the three months ended September 30, 2005, an increase of $60,000 over the provision for loan losses during the third quarter of 2004. The provision for loan losses was $585,000 for the nine months ended September 30, 2005 up from $510,000 for the same period in 2004. The increased provision is due to loan growth.

Noninterest Income

Noninterest income increased 12.3% to $1,719,000 for the three months ended September 30, 2005 compared with $1,531,000 for the same quarter in 2004. The increase is due primarily to increases in service charges on deposits in the amount of $67,000 and in merchant visa income in the amount of $50,000. Noninterest income increased 0.6% to $4,825,000 for the nine months ended September 30, 2005 from $4,797,000 for same period in 2004. For the nine months ended September 30, 2005, merchant visa income increased by $226,000 and service charges on deposits increase by $128,000 from the same period last year. These increases were offset by a decrease of $332,000 in gain on sales of loans from the same period last year.

Noninterest Expense

Noninterest expense increased 5.6% to $6,066,000 during the three months ended September 30, 2005 compared to $5,742,000 for the same period during 2004. Noninterest expense increased 3.3% to $17,992,000 for the nine months ended September 30, 2005 from $17,409,000 for the same period last year. Salaries and benefits increased by $190,000 for the three months ended September 30, 2005 compared to the same period last year. For the nine months ended September 30, 2005, salaries and benefits increased only by $168,000 due to the downsizing of our mortgage department during the second quarter of 2004. Merchant visa expense increased $51,000 for the three months ended September 30, 2005 compared to the same period last year. For the nine months ended September 30, 2005, merchant visa expense increased by $172,000 compared to the same period last year. Merchant visa expense increases for both of these periods were due to increased volumes.

The efficiency ratio for the quarter ended September 30, 2005 was 59.04% compared to 60.15% for the comparable quarter in 2004. The efficiency ratio for the nine months ended September 30, 2005 was 59.80% compared to 61.50% for the same period last year. The efficiency ratio improvements are primarily a result of strong net interest income and modest noninterest expense increases for the quarter and nine months ended September 30, 2005. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $634.5 million at September 30, 2005 from $599.8 million at December 31, 2004.

	At September 30, 2005	% of Total	At December 31, 2004	% of Total
	(Dollars in thousands)
Commercial (1)	$345,330	54.43%	$336,227	56.06%
Real estate mortgages:
One-to-four family residential	54,263	8.55	58,903	9.82
Five or more family residential and commercial properties	163,993	25.85	152,958	25.50

Total real estate mortgages	218,256	34.40	211,861	35.32
Real estate construction:
One-to-four family residential	41,840	6.60	23,266	3.88
Five or more family residential and commercial properties	18,046	2.84	17,121	2.85

Total real estate construction	59,886	9.44	40,387	6.73
Consumer	12,949	2.04	13,045	2.18

Gross loans	636,421	100.31	601,520	100.29
Less: deferred loan fees	(1,935)	(0.31)	(1,759)	(0.29)

Total loans	$634,486	100.00%	$599,761	100.00%

(1)	Agriculture loan balances totaling $35,642 and $33,173, as of September 30, 2005 and December 31, 2004, respectively, are included with Commercial loan balances.

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2005	At December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$864	$319
Restructured loans	—	—

Total nonperforming loans	864	319
Other real estate owned	—	—

Total nonperforming assets	$864	$319

Accruing loans past due 90 days or more	$98	$—
Potential problem loans	11,066	12,184
Allowance for loan losses	8,312	8,295
Nonperforming loans to loans	0.14%	0.05%
Allowance for loan losses to loans	1.31%	1.38%
Allowance for loan losses to nonperforming loans	961.74%	2,603.60%
Nonperforming assets to total assets	0.12%	0.05%

Nonperforming assets increased to $864,000, or 0.12% of total assets at September 30, 2005 from $319,000, or 0.05% of total assets at December 31, 2004. We believe that we are adequately reserved for losses in the portfolio as of September 30, 2005. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$626,174	$571,072
Average loans outstanding during period	607,645	539,286
Allowance balance at beginning of period	8,295	7,748
Provision for loan losses	585	510
Charge offs:
Real estate	—	(21)
Commercial	(506)	(14)
Agriculture	(88)	(10)
Consumer	(36)	—

Total charge offs	(630)	(45)

Recoveries:
Real estate	6	6
Commercial	41	—
Agriculture	10	—
Consumer	5	—

Total recoveries	62	6

Net charge offs	(568)	(39)

Allowance balance at end of period	$8,312	$8,219

Allowance for loan loss to loans	1.31%	1.42%
Ratio of net charge offs during period to average loans outstanding	(0.093)%	(0.007)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2005 increased by $17,000 to $8,312,000 from $8,295,000 at December 31, 2004. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2005, cash and cash equivalents totaled $23.2 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $14.4 million, or 2.0% of total assets. At September 30, 2005, our banks maintained a credit facility with the FHLB of Seattle for $133.4 million, with $17.5 million in FHLB borrowings as of September 30, 2005.

Capital

Stockholders’ equity at September 30, 2005 was $64.5 million compared with $60.9 million at December 31, 2004. During the nine months ended September 30, 2005, we repurchased $1.6 million of Heritage Financial Corporation stock, declared cash dividends of $3.3 million, realized income of $7.8 million, recorded $253,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, earned ESOP and restricted stock shares totaling $937,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2005 our leverage ratio was 8.2% compared with 8.0% at December 31, 2004. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.6% and 10.9%, respectively, at September 30, 2005 compared with 9.6% and 10.8%, respectively, at December 31, 2004.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2005.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2005.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. During the quarter ended September 30, 2005, the Company repurchased 30,043 shares at an average price of $21.06. In total, the Company has repurchased 86,962 shares at an average price of $20.77 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	594	$21.09	5,905,479	252,236
August 1, 2005 – August 31, 2005	16,744	21.02	5,922,223	235,493
September 1, 2005 – September 30, 2005	12,705	21.10	5,934,928	222,788

Total	30,043	$21.06	5,934,928	222,788

The total number of shares purchased and average price paid per share have been adjusted for the 5% stock dividend, declared by the Board of Directors on September 15, 2005 and distributed on October 14, 2005.

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

HERITAGE FINANCIAL CORPORATION

Date: October 25, 2005	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)