Form 10-K
period 2005-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2006-03-03
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value per share

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $104,687,829 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2005.

The Registrant had 6,326,772 shares of common stock outstanding as of February 10, 2006.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement expected to be dated March 23, 2006 for the 2006 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2005

PART I

ITEM 1.	BUSINESS

General

Heritage Financial Corporation is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). During 2004, Heritage Bank changed its charter from a savings bank to a commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its twelve branch offices located in Thurston, Pierce, and Mason Counties. Central Valley Bank is a Washington state-chartered bank whose deposits are insured by the FDIC under the BIF. During 2005, Central Valley Bank changed its charter from a nationally-chartered commercial bank to a state-chartered commercial bank. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has thirteen full service offices, with seven in Pierce County, five in Thurston County, and one in Mason County. Heritage Bank has mortgage origination offices in Thurston County, Mason County and Pierce County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. Our focus is on commercial lending with commercial loans increasing in the recent year to $359.8 million, or 55.2% of total loans, as of December 31, 2005 from $336.2 million, or 56.1% of total loans, as of December 31, 2004. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages increased to $217.9 million, or 33.4% of total loans, at December 31, 2005, from $211.9 million, or 35.3% of total loans, at December 31, 2004.

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

	At December 31,
	2005		2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$359,808	55.16%	$336,227	56.06%	$266,252	51.06%	$243,872	51.86%	$263,063	52.75%
Real Estate Mortgages
One-four family residential(1)	53,098	8.14	58,903	9.82	57,377	11.00	72,846	15.49	91,189	18.28
Five or more family residential and commercial properties	164,788	25.26	152,958	25.50	149,728	28.72	114,750	24.40	107,450	21.55

Total real estate mortgages	217,886	33.40	211,861	35.32	207,105	39.72	187,596	39.89	198,639	39.83
Real estate construction
One-four family residential	42,245	6.48	23,266	3.88	19,881	3.81	29,201	6.21	32,494	6.51
Five or more family residential and commercial properties	21,355	3.27	17,121	2.85	19,570	3.75	3,169	0.67	83	0.02

Total real estate construction(2)	63,600	9.75	40,387	6.73	39,451	7.56	32,370	6.88	32,577	6.53
Consumer	12,855	1.97	13,045	2.18	10,043	1.93	7,616	1.62	5,794	1.16

Gross loans	654,149	100.28%	601,520	100.29%	522,851	100.27%	471,454	100.25%	500,073	100.27%
Less deferred loan fees and other	(1,852)	(0.28)	(1,759)	(0.29)	(1,438)	(0.27)	(1,190)	(0.25)	(1,368)	(0.27)

Total loans receivable and loans held for sale	$652,297	100.00%	$599,761	100.00%	$521,413	100.00%	$470,264	100.00%	$498,705	100.00%

(1)	Includes loans held for sale of $263, $381, $1,018, $8,113, and $6,275 as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2005 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$130,336	$93,262	$136,210	$359,808
Real estate construction	49,983	13,545	72	63,600

Total	$180,319	$106,807	$136,282	$423,408

Fixed rate loans		$46,369	$43,774	$90,143
Variable or adjustable rate loans		60,438	92,509	152,947

Total		$106,807	$136,283	$243,090

Real Estate Lending

Single-Family Residential Real Estate Lending.    The majority of our one to four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the current appraised value or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Under our current policy we do not originate ARMs with discounted initial interest rates (i.e., “teasers”). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

Multifamily and Commercial Real Estate Lending.    We originate, on a selective basis, multifamily and commercial real estate loans in our primary market areas. Commercial real estate loans are made for small shopping centers, warehouses, and professional offices. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. Our underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value or cost, whichever is lower.

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

Construction Loans.    We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provide financing to builders for the construction of pre-sold homes and speculative residential construction (i.e. built before a buyer is identified). We lend to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management understands and is comfortable with existing economic conditions. We further endeavor to limit our construction lending risk through adherence to strict underwriting procedures. Loans to one builder are generally limited on a case-by-case basis with unsold home limits based on builder strengths. Our underwriting standards require that the loan-to-value ratio for pre-sold homes and speculative residential construction generally not exceed 80% of appraised value or builder’s cost, whichever is less. Speculative construction and land development loans are short term in nature and priced with a variable rate of interest using the prime rate as the index. We generally require builders to have some tangible form of equity in each construction project. Also, we require prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests from builders.

Construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does our single-family permanent mortgage lending. However, construction lending is considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs of the project. As a result, these loans are generally more difficult to evaluate and monitor. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to ensure full repayment. Projects may also be jeopardized by disagreements between buyers and builders, and the failure of builders to pay subcontractors. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the liquidation of the loan depends on the builder’s ability to sell the property.

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

Commercial business lending generally involves greater risk than residential mortgage lending and these risks differ from those associated with residential and commercial real estate lending. Commercial real estate lending is considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, where liquidation of the underlying real estate collateral is viewed as the primary source of repayment if the borrower defaults. Although our commercial business loans are often collateralized by real estate, the decision to grant a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

As of December 31, 2005, we had $359.8 million, or 55.2% of our total loans receivable, in commercial loans. The average loan size is approximately $330,000 with loans generally in amounts of $1,000,000 or less.

Origination and Sales of Loans

We originate real estate and other loans with the majority of the residential mortgage volumes generated from our mortgage loan origination offices. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

Consistent with our asset/liability management strategy, we sell a majority of our fixed rate and ARM residential mortgage loans to the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing for making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, we have mortgage loan production which is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $0.7 million, $0.9 million, and $2.0 million in mortgage loans for others as of December 31, 2005, 2004, and 2003, respectively. We received fee income for servicing activities on mortgage loans of $4,000, $10,000, and $14,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Residential mortgage loans:
Originated	$25,097	$52,188	$125,438	$91,614	$103,634
Sold	13,632	35,822	105,790	74,318	97,807
Gains on sales of loans, net	$277	$640	$1,907	$1,404	$1,669

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2005, we had outstanding commitments to extend credit, including letters of credit, in the amount of $152.5 million.

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

We consider loans as an in-substance foreclosure if the borrower has little or no equity in the property based upon its estimated fair value, repayment can be expected only from operation or sale of the collateral, the borrower has effectively abandoned control of the collateral, or it is doubtful the borrower will be able to repay the loan in the foreseeable future because of the borrower’s current financial status. In-substance foreclosures are accounted for as if the properties were held as “real estate owned”.

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

Classification of Assets.    Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount. We also have assets we classify as Watch and “other assets especially mentioned” (OAEM). Assets classified as watch are performing assets but have elements of risk that require more monitoring than other performing assets. Assets classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and real estate owned for the indicated dates.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$836	$319	$297	$1,987	$1,962
Real estate and other assets owned	371	—	389	296	1,053

Total nonperforming assets	$1,207	$319	$686	$2,283	$3,015

Accruing loans past due 90 days or more	$—	$—	$19	$19	$306
Potential problem loans	$9,882	$12,184	$10,502	$11,261	$4,631
Allowance for loan losses	$8,496	$8,295	$7,748	$6,874	$5,751
Nonperforming loans to loans	0.13%	0.05%	0.06%	0.42%	0.39%
Allowance for loan losses to loans	1.30%	1.38%	1.49%	1.46%	1.15%
Allowance for loan losses to nonperforming loans	1,016.27%	2,603.60%	2,611.97%	346.05%	293.12%
Nonperforming assets to total assets	0.16%	0.05%	0.11%	0.38%	0.49%

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

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual. As of December 31, 2005, potential problem loans decreased by $2.3 million to $9.9 million from $12.2 million at December 31, 2004.

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. We may add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for each classified loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$652,297	$599,761	$521,413	$470,264	$498,705

Average loans outstanding during period	$613,655	$549,445	$481,404	$472,785	$494,379

Allowance balance at beginning of period	$8,295	$7,748	$6,874	$5,751	$5,063
Provision for loan losses	810	645	1,125	1,835	1,193
Charge-offs:
Real estate(2)	—	(41)	(138)	(69)	(407)
Commercial	(630)	(55)	(102)	(657)	(88)
Agriculture	—	(10)	—	—	—
Consumer	(61)	(3)	(19)	(7)	(12)

Total charge-offs	(691)	(109)	(259)	(733)	(507)

Recoveries:
Real estate(2)	7	8	3	1	1
Commercial	55	—	4	20	—
Agriculture	10	3	—	—	—
Consumer	10	—	1	—	1

Total recoveries	82	11	8	21	2

Net (charge-offs) recoveries	(609)	(98)	(251)	(712)	(505)

Allowance balance at end of period	$8,496	$8,295	$7,748	$6,874	$5,751

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.10)%	(0.02)%	(0.05)%	(0.15)%	(0.10)%

(1)	Includes loans held for sale
(2)	During the periods shown, the charge-offs and recoveries shown under the Real Estate category relate to real estate mortgages and in some periods real estate construction loans were included in this category.

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$6,117	55.0%	$5,971	55.9%	$5,578	51.0%	$4,949	51.8%	$4,141	52.7%
Real Estate Mortgage
One-four family residential	335	8.1%	327	9.8%	305	11.0%	271	15.4%	227	18.1%
Five or more family residential and commercial properties	1,435	25.2%	1,402	25.4%	1,310	28.7%	1,162	24.4%	972	21.5%
Real Estate Construction:
One-four family residential	460	6.4%	449	3.9%	419	3.7%	370	6.2%	310	6.5%
Five or more family residential and commercial properties	34	3.3%	34	2.8%	31	3.8%	28	0.6%	23	—
Consumer	115	2.0%	112	2.2%	105	1.8%	94	1.6%	78	1.2%

Total loans	$8,496	100.0%	$8,295	100.0%	$7,748	100.0%	$6,874	100.0%	$5,751	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2005, our investment securities portfolio totaled $45.8 million, which consisted of $41.9 million of securities available for sale and $4.0 million of securities held to maturity. This compares with a total portfolio of $47.4 million at December 31, 2004, which was comprised of $45.9 million of securities available for sale and $1.5 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in financial statement Notes 4 and 5.

Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and compliments our bank’s lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds, structured notes, and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale at December 31, 2005.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$4,214	$4,182	2.99%
Due after 1 year but within 5 years	14,381	14,026	3.82
Due after 5 years but within 10 years	1,202	1,208	5.60

	19,797	19,416

Mortgage backed securities
Due within one year	11,003	10,727	3.82
Due after 1 year but within 5 years	374	369	3.87
Due after 5 years but within 10 years	23	23	5.75
Due after 10 years	1,898	1,902	4.85

	13,298	13,021

Collateralized mortgage obligations
Due after 1 year but within 5 years	142	140	4.57
Due after 5 years but within 10 years	1,602	1,536	2.97
Due after 10 years	8,066	7,743	4.10

	9,810	9,419

Total all investments available for sale	$42,905	$41,856

The following table provides information regarding our investment securities held to maturity at December 31, 2005.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due after 1 year but within 5 years	$500	$488	4.44%
Due after 5 years	480	480	5.15

	980	968

Municipal bonds
Due within one year	225	228	6.72
Due after 1 year but within 5 years	340	347	6.45
Due after 5 years but within 10 years	950	950	5.46

	1,515	1,525

Mortgage backed securities
Due within one year	27	27	5.79
Due after 1 year but within 5 years	16	16	8.45
Due after 5 years	1,428	1,426	5.32

	1,471	1,469

Total all investments held to maturity	$3,966	$3,962

(1)	Taxable equivalent weighted average yield.

We held $3.1 million of FHLB stock at December 31, 2005. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2005, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $2.4 million.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $49.2 million in 2005 over the prior year, with certificates of deposit accounts increasing as a percentage of total deposits. Although, we continue to increase our non-interest and low interest bearing account balances we had larger increases in certificate of deposits as loan growth in the second half of the year accelerated. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2005, we had no brokered deposits. The more significant deposit accounts are described below.

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

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$170,399	1.08%	$165,486	0.73%	$154,420	0.82%
Savings	96,425	1.03	104,271	1.00	97,352	1.17
Certificates of deposit	264,078	2.94	222,279	2.01	202,141	2.36

Total interest bearing deposits	530,902	2.00	492,036	1.37	453,913	1.58
Demand and other noninterest bearing deposits	85,732	—	76,994	—	63,890	—

Total deposits	$616,634	1.73%	$569,030	1.18%	$517,803	1.38%

The following table provides the change in the balances of deposits during the year and the impact of credited interest on those deposits for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Net increase in deposits	$49,226	$45,446	$24,716
Less: Interest credited	(10,164)	(6,458)	(7,166)

Net increase before interest credited.	$39,062	$38,988	$17,550

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2005:

(Dollars in thousands)
Remaining maturity:
Three months or less	$72,229
Over three months through six months	15,753
Over six months through twelve months	43,084
Over twelve months	15,252

Total	$146,318

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”) to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $29.8 million. In addition, Heritage Bank maintains a $5.0 million line to support letters of credit. We also maintain a line of credit of $5.0 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments. At December 31, 2005, our banks maintained credit facilities with the FHLB of Seattle for $133.4 million with an outstanding balance of $39.9 million.

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

The following table is a summary of FHLB advances for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Balance at period end	$39,900	$40,900	$31,100
Average balance during the period	28,269	30,352	7,241
Maximum amount outstanding at any month end	48,800	48,900	31,100
Average interest rate:
During the period	3.29%	1.49%	1.21%
At period end	4.33%	2.35%	1.10%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	—	554	730
Maximum amount outstanding at any month end	—	2,194	4,127
Average interest rate:
During the period	—	4.38%	4.10%
At period end	—	—	—

There were no fed funds purchased for the years ended December 31, 2005, 2004 and 2003.

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

Heritage Financial.    We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on it. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes for state nonmember banks such as Heritage Bank and Central Valley Bank.

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

Subsidiaries.    Heritage Bank and Central Valley Bank are Washington state-chartered commercial banks, the deposits of which are insured by the FDIC. Heritage Bank and Central Valley Bank are subject to regulation by the FDIC and the Division of Banks of the Washington Department of Financial Institutions (“Division”). Although Heritage Bank and Central Valley Bank are not members of the Federal Reserve System, the Federal Reserve has supervisory authority over us and our subsidiary banks.

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

The banks are required to file periodic reports with the FDIC and the Division, and are subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the regulator-determined value and the book value of such assets. These examinations must be conducted every 12 months, except that well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

As subsidiaries of a bank holding company, our banks are subject to various restrictions in their dealings with us and other companies that may become affiliated with us.

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2005.

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

Executive Officers

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller and assistant controller. We have posted the text of our code of ethics at www.HF-WA.com in the section titled Investor Information: Corporate Governance. Any waivers of the code of the ethics will be publicly disclosed to shareholders.

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, Jeffrey Lyon, Peter Fleutsch and John Clees, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

Employees

We have 211 full-time equivalent employees. We experienced an increase of 15 full-time equivalents during 2005 due to staff increases in the mortgage and lending departments. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.    RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Company in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income

We originate and sell mortgage loans as well as broker mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease our revenues and net income.

We may fail to complete or fail to realize anticipated benefits from our proposed acquisition of Western Washington Bancorp.

On January 24, 2006, we entered into a definitive agreement pursuant to which we agreed to acquire Western Washington Bancorp by means of a merger of Western Washington Bancorp and Heritage Financial Corporation in which outstanding shares of Western Washington Bancorp common stock will be exchanged for cash and common shares of the Company. As part of the merger, Western Washington Bancorp’s banking subsidiary, Washington State Bank, N.A., will be merged with and into Heritage Bank. Completion of the merger is subject to satisfaction of various conditions set forth in the merger agreement, including regulatory and Western Washington Bancorp shareholder approvals, and therefore may or may not be completed. In addition, the combined bank may fail to realize some or all of the anticipated cost savings and other benefits of the transaction and integration issues could cause higher than anticipated expenses and lower benefits from the merger than currently anticipated.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2005, Heritage Bank had six offices located in Tacoma and surrounding areas of Pierce County (all but one of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2005, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,255,921 outstanding shares of common stock. The last reported sales price on February 10, 2006 was $24.60 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2005 Quarter ended:
	March 31	June 30	September 30	December 31
High	$21.43	$21.57	$24.20	$25.02
Low	$19.91	$20.22	$20.49	$22.00

	2004 Quarter ended:
	March 31	June 30	September 30	December 31
High	$21.09	$20.35	$20.19	$21.42
Low	$19.29	$17.30	$17.52	$18.73

Since our stock offering in January 1998, we have declared quarterly cash dividends. The two most recent fiscal years quarterly cash dividends are listed below:

Declared	Cash Dividend per share	Record Date	Paid
March 18, 2004	$0.148	April 15, 2004	April 29, 2004
June 17, 2004	$0.152	July 15, 2004	July 29, 2004
September 23, 2004	$0.157	October 15, 2004	October 29, 2004
December 21, 2004	$0.162	January 14, 2005	January 28, 2005
March 24, 2005	$0.167	April 15, 2005	April 28, 2005
June 21, 2005	$0.171	July 15, 2005	July 29, 2005
September 15, 2005	$0.185	October 17, 2005	October 28, 2005
December 15, 2005	$0.190	January 16, 2006	January 30, 2006

In addition to the cash dividends, on September 15, 2005, the board of directors of the Company declared a 5% stock dividend to shareholders of record on September 30, 2005 and distributed October 14, 2005. The stock dividend distributed an additional share of common stock for every 20 shares held on the record date. Cash was paid for any fractional shares. All share and per share amounts have been properly restated to reflect the stock dividend.

Dividends to shareholders depend primarily upon the receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to us. For a period of ten years after the conversion from mutual to stock ownership, Heritage Bank may not, without prior approval of the Division, declare or pay a cash dividend in excess of one-half of the greater of the Bank’s net income for the current fiscal year or the average of the Bank’s net income for the current fiscal year and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect of the dividend would be to reduce the Bank’s net worth below the amount required for the liquidation account. Other than the specific restrictions mentioned above, current regulations allow us, and our subsidiary banks to pay dividends on our common stock if our or our banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended December 31, 2005, the Company repurchased 105 shares at an average price of $22.18. In total, the Company has repurchased 87,067 shares at an average price of $20.77 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2005 – December 31, 2005	105	$22.18	5,935,033	222,683

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$33,881	$31,727	$29,817	$30,203	$26,632
Provision for loan losses	810	645	1,125	1,835	1,193
Noninterest income	6,630	6,498	7,164	6,181	5,925
Noninterest expense	24,183	23,270	22,223	20,254	20,624
Federal income tax expense	5,042	4,725	4,729	4,871	3,778
Net income	10,476	9,585	8,904	9,424	6,962
Earnings per share
Basic	1.69	1.53	1.31	1.25	0.83
Diluted	1.65	1.49	1.26	1.21	0.82
Dividend payout ratio(1)	42.0%	40.4%	41.6%	37.4%	46.9%

Performance Ratios:
Net interest spread	4.75%	4.91%	5.14%	5.17%	4.33%
Net interest margin(2)	5.08%	5.13%	5.40%	5.53%	4.98%
Efficiency ratio(3)	59.69%	60.88%	60.09%	55.67%	63.35%
Return on average assets	1.46%	1.44%	1.49%	1.58%	1.19%
Return on average equity	16.13%	15.80%	13.03%	12.18%	8.52%

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$751,152	$697,267	$640,920	$594,587	$609,643
Loans receivable, net	643,538	591,085	512,647	455,277	486,679
Loans held for sale	263	381	1,018	8,113	6,275
Deposits	636,504	587,278	541,832	517,116	515,080
Federal Home Loan Bank advances	39,900	40,900	31,100	—	8,000
Stockholders’ equity	66,120	60,944	62,232	72,397	78,528
Book value per share	$10.57	$9.76	$9.57	$10.13	$9.92
Equity to assets ratio	8.80%	8.74%	9.71%	12.18%	12.88%
Asset Quality Ratios:
Nonperforming loans to loans	0.13%	0.05%	0.06%	0.42%	0.39%
Allowance for loan losses to loans	1.30%	1.38%	1.49%	1.46%	1.15%
Allowance for loan losses to nonperforming loans	1,016.27%	2,603.60%	2,611.97%	346.05%	293.12%
Nonperforming assets to total assets	0.16%	0.05%	0.11%	0.38%	0.49%
Other Data:
Number of banking offices	18	18	18	18	18
Number of full-time equivalent employees	211	196	206	195	198

(1)	Dividend payout ratio is declared dividends per share (excluding stock dividends) divided by basic earnings per share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2005 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

The Company considers its most critical accounting estimate to be the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be adequate to absorb known and inherent losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans. Estimated loss factors are based on subjective measurements including management’s assessment of the internal risk classifications, historical loss experience, changes in the nature of the loan portfolio, industry concentrations and the impact of current local, regional and national economic factors on the quality of the loan portfolio. Changes in these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operation or liquidity.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses.

Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial banking relationships, market expansion and a continual focus on asset quality. During the period from 2001 through 2005 our total assets have grown $141.5 million, or 23.2%, with net loans growing $156.9 million during the period. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $96.7 million, or 36.8%, since 2001. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce county market.

Deposits increased $121.4 million, or 23.6%, for the period from 2001 through 2005 with an increase in the percentage of non-interest and low interest bearing demand deposits to total deposits. From 2001 to 2005, non-interest demand deposits and NOW accounts increased aggregately from 23.5% of total deposits to 29.0% of total deposits. Our deposit increases are due to our focus on growing our customer base as well as investors continuing to prefer deposit accounts over the stock market. As a whole, while our customers continue to prefer short term deposit products, we are seeing some extension out to two years in certificates. In turn, equity has declined by $12.4 million since December 31, 2001 primarily as a result of our stock repurchase programs. Since 1999, we have repurchased 5,935,033 shares totaling $72.1 million. During the period from 2001 through 2005, our annual net income has increased by 50.5% or $3.5 million. The result of these trends have provided our company with an increase in return on average equity from 8.52% for the year ended December 31, 2001 to 16.13% for year ended December 31, 2005. We exceeded our previous five year strategic goal (a 15.00% return on average equity by the year ended December 31, 2005) one year early during the year ended December 31, 2004.

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

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$613,655	$43,605	7.11%	$549,444	$36,938	6.72%	$481,577	$35,059	7.28%
Taxable securities	43,659	1,568	3.59	47,670	1,610	3.38	47,187	1,649	3.49
Nontaxable securities	4,117	149	3.62	3,779	141	3.74	3,160	123	3.90
Interest earning deposits	2,899	90	3.09	14,945	177	1.18	17,539	188	1.07
Federal Home Loan Bank stock	3,089	16	0.50	3,002	78	2.61	2,898	132	4.58

Total interest earning assets	$667,419	$45,428	6.81%	$618,840	$38,944	6.29%	$552,361	$37,151	6.73%
Noninterest earning assets	48,430			46,478			45,948

Total assets	$715,849			$665,318			$598,309

Interest Bearing Liabilities:
Certificates of deposit	$264,078	$7,755	2.94%	$222,279	$4,477	2.01%	$202,133	$4,767	2.36%
Savings accounts	96,425	993	1.03	104,271	1,094	1.05	97,358	1,139	1.17
Interest bearing demand and money market accounts	170,399	1,846	1.08	165,486	1,153	0.70	154,439	1,273	0.82

Total interest bearing deposits	530,902	10,594	2.00	492,036	6,724	1.37	453,930	7,179	1.58
FHLB advances and other borrowings	28,544	953	3.34	30,909	493	1.60	8,043	155	1.93

Total interest bearing liabilities	$559,446	$11,547	2.06%	$522,945	$7,217	1.38%	$461,973	$7,334	1.59%
Demand and other noninterest bearing deposits	85,732			76,994			63,909
Other noninterest bearing liabilities	5,732			4,708			4,116
Stockholders’ equity	64,939			60,671			68,311

Total liabilities and stockholders’ equity	$715,849			$665,318			$598,309

Net interest income		$33,881			$31,727			$29,817
Net interest spread			4.75%			4.91%			5.14%
Net interest margin			5.08%			5.13%			5.40%
Average interest earning assets to average interest bearing liabilities			119.30%			118.34%			119.57%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2005 Compared to 2004 Increase (Decrease) Due to			2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$4,316	$2,351	$6,667	$4,941	$(3,062)	$1,879
Taxable securities	(135)	94	(41)	17	(56)	(39)
Nontaxable securities	13	(5)	8	24	(6)	18
Interest earning deposits	(142)	55	(87)	(28)	17	(11)
Federal Home Loan Bank stock	2	(65)	(63)	5	(59)	(54)

Interest income	$4,054	$2,430	$6,484	$4,959	$(3,166)	$1,793

Interest bearing liabilities:
Certificates of deposit	$842	$2,436	$3,278	$475	$(765)	$(290)
Savings accounts	(82)	(19)	(101)	81	(126)	(45)
Interest bearing demand and money market accounts	34	659	693	91	(211)	(120)

Total interest bearing deposits	794	3,076	3,870	647	(1,102)	(455)
FHLB advances and other borrowings	(38)	498	460	440	(102)	338

Interest expense	$756	$3,574	$4,330	$1,087	$(1,204)	$(117)

Results of Operations for the Years Ended December 31, 2005 and 2004

Net Income.    Our net income was $10.5 million or $1.65 per diluted share for the year ended December 31, 2005 compared to $9.6 million or $1.49 per diluted share for the previous year. The 9.3% increase in actual net income was primarily the result of increased loan growth while maintaining a strong net interest margin. 2004 included a fourth quarter after tax gain of $144,000 on the sale of stock held in HCB Bancorp, Inc. Excluding the gain on the sale of HCB Bancorp stock, 2004 net income would have been $9.4 million for an increase this year of 11.0% in actual net income and 12.1% in diluted earnings per share. The net interest margin declined a modest 5 basis points with average earning assets increasing $48.6 million for the year at $667.4 million compared to the previous year’s average of $618.8 million.

Net Interest Income.    Net interest income increased $2.2 million to $33.9 million for the year ended December 31, 2005 compared with the previous year of $31.7 million. The increase in net interest income resulted primarily from strong loan growth and maintenance of the net interest margin above 5.0%.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2005 decreased to 5.08% from 5.13% for the previous year. Our net interest spread for the year ended December 31, 2005 decreased to 4.75% from 4.91% for the prior year. The average rate of interest earning assets increased to 6.81% for the year ended December 31, 2005 from 6.29% for the same period last year while the average cost of funds increased to 2.06% for the year ended December 31, 2005 from 1.38% for the same period last year. Overall, our net interest margin is strong at 5.08% in comparison to the median for West Coast publicly traded commercial banks of 4.88% as reported by D.A. Davidson and Companies for the period ending September 30, 2005.

Provision for Loan Losses.    During the year ended December 31, 2005, we provided $810,000 through operations compared to $645,000 for the year ended December 31, 2004. This increase is necessary due to growth in outstanding loans to maintain our allowance at an adequate level. For the year ended December 31, 2005, we experienced net charge-offs of $609,000 up from $98,000 for the year ended December 31, 2004. The provision and corresponding net charge-offs decreased our allowance for loan losses as a percentage of total loans to 1.30% at December 31, 2005 from 1.38% at the end of 2004. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.16% at December 31, 2005 even though up from a very low 0.05% at December 31, 2004.

We consider the allowance for loan losses at December 31, 2005 to adequately cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience including those related to our courtesy overdraft programs, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $132,000, or 2.0%, for the year ended December 31, 2005 compared with the prior year. Gain on loan sales decreased $363,000, or 56.7%, over the prior year. Mortgage loans sold during 2005 were $13.6 million versus $35.8 million sold during 2004, a decrease of 62.0%. Merchant visa income increased $348,000, or 18.2%, due to increased business volumes. Service charges on deposits also increased by $263,000 due to our focus on growing our deposit relationships.

Noninterest Expense.    Total noninterest expense increased $913,000, or 3.9%, for the year ended 2005 compared to the 2004 period. Salaries and employee benefits increased by $396,000 primarily due to an increase in full-time equivalent employees. Merchant Visa expenses increased by $261,000, or 17.4%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $256,000, or 2.7%, primarily due to the increases in occupancy costs.

Results of Operations for the Years Ended December 31, 2004 and 2003

Net Income.    Our net income was $9.6 million or $1.49 per diluted share for the year ended December 31, 2004 compared to $8.9 million or $1.26 per diluted share for the previous year. The 7.6% increase in net income was a result of increased loan growth, maintaining a strong net interest margin and a decline in the loan loss provision by $480,000. The net interest margin declined 27 basis points with average earning assets increasing $66.5 million, ending the year at $618.8 million compared to the previous year-end of $552.3 million. During 2004, there was a one-time gain on sale of an investment available for sale (HCB Bancorp shares) pre-tax of $218,000 and after-tax of $144,000. Excluding the gain on sale of the HCB Bancorp shares, net income would have been $9.4 million or $1.47 per diluted share.

Net Interest Income.    Net interest income increased $1.9 million to $31.7 million for the year ended December 31, 2004 compared with the previous year of $29.8 million. The increase in net interest income resulted primarily from strong loan growth and our continuation of the net interest margin above 5.0%.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2004 decreased to 5.13% from 5.40% for the previous year. Our net interest spread for the year ended December 31, 2004 decreased to 4.91% from 5.14% for the prior year. This corresponded with the decrease in the average rate of interest earning assets to 6.29% for the year ended December 31, 2004 from 6.73% for the previous year as well as the decrease in the average cost of funds to 1.38% (only a 21 basis point decline) for the year ended December 31, 2004 from 1.59% for the previous year. Overall, our net interest margin was very strong at 5.13% in comparison to the median for West Coast publicly traded commercial banks of 4.65% as reported by D.A. Davidson and Companies for the period ending September 30, 2004.

Provision for Loan Losses.    During the year ended December 31, 2004, we provided $645,000 through operations to maintain our allowance at an adequate level compared to $1.1 million for the year ended December 31, 2003. For the year ended December 31, 2004, we experienced net charge-offs of $98,000 versus net charge-offs of $251,000 for the year ended December 31, 2003. The provision and corresponding net charge-offs decreased our allowance for loan losses as a percentage of total loans to 1.38% at December 31, 2004 from

1.49% at the end of 2003. Our asset quality remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.05% at December 31, 2004 compared to 0.11% at December 31, 2003.

We consider the allowance for loan losses at December 31, 2004 to adequately cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2005, cash and cash equivalents totaled $25.0 million, or 3.3% of total assets. At December 31, 2005, our banks maintained a credit facility with the FHLB of Seattle for $133.4 million of which we borrowed $39.9 million as of December 31, 2005. In addition, we maintain a credit facility with KeyBank of $5.0 million as well as another $5.0 million line to support letters of credit. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $29.8 million as of December 31, 2005.

During 2005 total assets grew $53.9 million with net loans increasing by $52.5 million over the prior year-end and deposits increasing $49.2 million over the prior year-end. Borrowings from the FHLB of Seattle decreased by $1.0 million over the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2005, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal

Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2005, we have repurchased 5,935,033 shares of our stock representing 52.1% of the total outstanding as of March 31, 1999 at an average price of $12.15 reducing our capital levels by $72.1 million.

Our capital levels will also be modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2005, the Company has allocated or committed to be released to the ESOP 9,256 earned shares and has 65,574 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1.58 million at December 31, 2005.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 8.83% and a negative 4-12 month “gap” of 8.92% as of December 31, 2005. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2005 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans(1)	$216,719	$50,215	$272,178	$87,998	$25,187	$652,297
Investment securities	26,038	2,641	4,618	4,573	7,952	45,822
FHLB and Federal Reserve Stock	3,072	—	—	—	—	3,072
Interest earning deposits	3,030	—	—	—	—	3,030

Total interest earning assets	$248,859	$52,856	$276,796	$92,571	$33,139	$704,221

Interest Bearing Liabilities:
Total interest bearing deposits	$146,750	$177,887	$223,852	$—	$—	$548,489
FHLB advances and other borrowings	39,900	—	—	—	—	39,900

Total interest bearing liabilities	$186,650	$177,887	$223,852	$—	$—	$588,389

Rate sensitivity gap	$62,209	$(125,031)	$52,944	$92,571	$33,139	$115,832
Cumulative rate sensitivity gap:
Amount	62,209	(62,822)	(9,878)	82,693	115,832
As a percentage of total interest earning assets	8.83%	(8.92)%	(1.40)%	11.74%	16.45%

(1)	Includes loans held for sale

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

Impact of Inflation and Changing Prices

Inflation affects our operations by increasing operating costs and indirectly by affecting the operations and cash flow of our customers. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2005. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2006	2007	2008	2009- 2010	After 2010	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$4,407	$4,762	$7,325	$3,304	$13,508	$33,306
Weighted average interest rate	2.91%	3.54%	3.44%	3.63%	4.16%
Adjustable Rate	—	—	—	—	12,516	12,516
Weighted average interest rate	—	—	—	—	3.83%

Totals	4,407	4,762	7,325	3,304	26,024	$45,822	$45,818
Loans
Amounts maturing:
Fixed rate	$40,531	$17,438	$21,836	$28,026	$109,646	$217,477
Weighted average interest rate	6.62%	6.83%	6.82%	6.74%	6.38%
Adjustable rate	160,251	36,461	16,380	38,591	183,137	434,820
Weighted average interest rate	7.97%	7.54%	7.05%	6.65%	6.51%

Totals	$200,782	$53,899	$38,216	$66,617	$292,783	$652,297	$642,769
Certificates of Deposit
Amounts maturing:
Fixed rate	$245,178	$29,360	$4,225	$4,588	$—	$283,351	$282,321
Weighted average interest rate	3.45%	3.82%	3.20%	3.86%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report following.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Heritage Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 3, 2006

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement expected to be dated March 23, 2006 (“Proxy Statement”) for the annual meeting of shareholders to be held April 27, 2006.

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

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation and we have not yet adopted the latest revisions to SFAS No. 123. Most of the Company’s stock options do not have any intrinsic value at grant date. Therefore, no compensation cost has been recognized for its stock option plan activity. However, during 2005 compensation expense was recognized for restricted stock awards and some incentive stock options. See the consolidated financial statement Notes 1(o) and 14 for further discussion and disclosures on stock options. See the following table for the consolidated activity within stock option plans 1994, 1997, 1998 and 2002 as of December 31, 2005, all of which were approved by stockholders.

Number of securities to be issued upon exercise of outstanding options and awards	674,823
Weighted average exercise price of outstanding options	$16.88
Number of securities remaining available for future issuance	181,595

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2006.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ DONALD V. RHODES
Donald V. Rhodes
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2006.

Principal Executive Officer:

/s/ DONALD V. RHODES Donald V. Rhodes	Chairman and Chief Executive Officer

Principal Financial Officer:

/s/ EDWARD D. CAMERON Edward D. Cameron	Senior Vice President and Chief Financial Officer

Remaining Directors:

*Lynn Brunton

*Daryl D. Jensen

*James P. Senna

*Philip S. Weigand

*Brian S. Charneski

*Gary B. Christensen

*Peter N. Fluetsch

*John A. Clees

*Jeffrey S. Lyon

*Brian L. Vance

*By	/s/ DONALD V. RHODES
Donald V. Rhodes
Attorney-in-Fact

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 3, 2006

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
A S S E T S
Cash on hand and in banks	$24,972	$16,570
Interest earning deposits	3,030	2,769
Federal funds sold	—	6,000
Investment securities available for sale	41,856	45,891
Investment securities held to maturity	3,966	1,460
Loans held for sale	263	381
Loans receivable	652,034	599,380
Less: Allowance for loan losses	(8,496)	(8,295)

Loans receivable, net	643,538	591,085
Real estate owned	371	—
Premises and equipment, at cost, net	15,801	16,883
Federal Home Loan Bank and Federal Reserve stock, at cost	3,072	3,038
Accrued interest receivable	3,566	2,946
Prepaid expenses and other assets	2,811	2,803
Deferred Federal income taxes, net	1,266	801
Goodwill, net	6,640	6,640

	$751,152	$697,267

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$636,504	$587,278
Advances from Federal Home Loan Bank	39,900	40,900
Accrued expenses and other liabilities	8,628	8,145

	685,032	636,323

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,255,921 and 5,946,990 shares outstanding at December 31, 2005 and 2004, respectively	17,606	11,883
Unearned compensation—ESOP and restricted stock award	(1,151)	(1,379)
Retained earnings, substantially restricted	50,347	50,657
Accumulated other comprehensive income (loss), net	(682)	(217)

Total stockholders’ equity	66,120	60,944
Commitments and Contingencies	—	—

	$751,152	$697,267

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)

	2005	2004	2003
Interest income:
Interest and fees on loans	$43,605	$36,938	$35,059
Taxable interest on investment securities	1,568	1,610	1,649
Nontaxable interest on investment securities	149	141	123
Interest on federal funds sold and interest earning deposits	90	177	188
Dividends on Federal Home Loan Bank stock	16	78	132

Total interest income	45,428	38,944	37,151

Interest expense:
Deposits	10,594	6,724	7,179
Other borrowings	953	493	155

Total interest expense	11,547	7,217	7,334

Net interest income	33,881	31,727	29,817
Provision for loan losses	810	645	1,125

Net interest income after provision for loan losses	33,071	31,082	28,692

Noninterest income:
Gains on sales of loans, net	277	640	1,907
Service charges on deposits	2,819	2,556	2,421
Rental income	309	294	268
Merchant visa income	2,263	1,915	1,588
Other income	962	1,093	980

Total noninterest income	6,630	6,498	7,164

Noninterest expense:
Salaries and employee benefits	12,618	12,222	11,648
Occupancy and equipment	3,906	3,746	3,759
Data processing	1,204	1,252	1,212
Marketing	494	423	415
Office supplies and printing	410	383	377
Merchant visa	1,763	1,502	1,297
Professional Services	662	645	485
State and Local Taxes	699	641	602
Other	2,427	2,456	2,428

Total noninterest expense	24,183	23,270	22,223

Income before Federal income tax expense	15,518	14,310	13,633
Federal income tax expense	5,042	4,725	4,729

Net income	$10,476	$9,585	$8,904

Basic earnings per common share	$1.69	$1.53	$1.31
Basic weighted average shares outstanding	6,189,497	6,248,418	6,819,060
Diluted earnings per common share	$1.65	$1.49	$1.26
Diluted weighted average shares outstanding	6,363,002	6,429,532	7,071,736

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2005, 2004 and 2003

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2002	6,809	$33,587	$(1,208)	$39,672	$346	$72,397
Restricted stock awards granted	1	22	(22)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	155	143	—	—	298
Exercise of stock options	147	1,172	—	—	—	1,172
Stock repurchased	(773)	(16,506)	—	—	—	(16,506)
Net income	—	—	—	8,904	—	8,904
Change in fair value of securities available for sale, net of taxes	—	—	—	—	(306)	(306)
Cash dividends declared ($.54/share cumulative)	—	—	—	(3,727)	—	(3,727)

Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Restricted stock awards granted	25	598	(598)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	93	306	—	—	399
Exercise of stock options	123	1,069	—	—	—	1,069
Stock repurchased	(403)	(8,307)	—	—	—	(8,307)
Net income	—	—	—	9,585	—	9,585
Change fair value of securities available for sale, net of taxes	—	—	—	—	(257)	(257)
Cash dividends declared ($.62/share cumulative)	—	—	—	(3,777)	—	(3,777)

Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944
Restricted stock awards granted	2	61	(61)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	113	289	—	—	402
Exercise of stock options	71	839	—	—	—	839
Stock repurchased	(73)	(1,606)	—	—	—	(1,606)
Net income	—	—	—	10,476	—	10,476
Change in fair value of securities available for sale, net of taxes	—	—	—	—	(465)	(465)
5% stock dividend	300	6,316	—	(6,316)	—	—
Cash dividends declared ($.71/share cumulative)	—	—	—	(4,470)	—	(4,470)

Balance at December 31, 2005	6,256	$17,606	$(1,151)	$50,347	$(682)	$66,120

Comprehensive Income	2005	2004	2003
Net income	$10,476	$9,585	$8,904
Change in fair value of securities available for sale, net of tax of ($248), ($132), and ($154)	(465)	(257)	(306)

Comprehensive income	$10,011	$9,328	$8,598

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$10,476	$9,585	$8,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,770	1,708	1,863
Deferred loan fees, net of amortization	93	324	254
Provision for loan losses	810	645	1,125
Federal Home Loan Bank stock dividends	(16)	(79)	(124)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(212)	2,705	302
Recognition of compensation related to ESOP, incentive stock options and restricted stock shares	402	399	298
Gain on sale of investment securities available for sale	—	(218)	—
Gain on sale of premises and equipment	(8)	(7)	(2)
Gain on sale of other real estate owned	(7)	(73)	(1)
Net decrease in loans held for sale	118	637	7,095
Deferred Federal income tax benefit	(207)	(254)	(580)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(109)	—	—
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	91	3	16

Net cash provided by operating activities	13,201	15,375	19,150

Cash flows from investing activities:
Loans (originated) paid down, net of principal payments and loan sales	(53,903)	(79,309)	(58,498)
Proceeds from other real estate owned	183	571	645
Maturities of investment securities available for sale	6,781	26,829	52,325
Sales of investment securities available for sale	—	243	—
Maturities of investment securities held to maturity	638	691	670
Purchase of investment securities available for sale	(3,421)	(17,643)	(59,975)
Purchase of investment securities held to maturity	(3,146)	—	—
Purchase of premises and equipment	(738)	(1,158)	(1,305)
Proceeds from premises and equipment	13	11	22

Net cash used in investing activities	(53,593)	(69,765)	(66,116)

Cash flows from financing activities:
Net increase in deposits	49,226	45,446	24,716
Net increase (decrease) in FHLB advances	(1,000)	9,800	31,100
Cash dividends paid	(4,291)	(3,744)	(3,731)
Exercise of stock options	726	1,008	970
Repurchase of common stock	(1,606)	(8,307)	(16,506)

Net cash provided by financing activities	43,055	44,203	36,549

Net increase (decrease) in cash and cash equivalents	2,663	(10,187)	(10,417)
Cash and cash equivalents at beginning of year	25,339	35,526	45,943

Cash and cash equivalents at end of year	$28,002	$25,339	$35,526

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$11,217	$6,902	$7,312
Federal income taxes	5,126	4,583	5,104
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$547	$39	$515
Net charge offs	609	98	251
Stock dividend	6,316	—	—
Tax benefit from nonqualified stock options	113	61	202

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund (BIF). Heritage Bank conducts business from its main office in Olympia, Washington and its twelve branch offices located in Thurston, Pierce and Mason Counties. Central Valley Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

The Company’s business consists primarily of lending and deposit relationships with small businesses including agribusiness and their owners in its market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. The Company also makes residential construction loans, income property loans and consumer loans.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2005 and 2004 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value, a charge to earnings and an establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on pools of securities with similar attributes to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment purposes.

(i) Mortgage Banking Operations

The Company sells mortgage loans primarily on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale. Income from mortgage loans brokered to other lenders is recognized into income on date of loan closing.

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

(k) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is shorter. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 39 years; and for furniture, fixtures and equipment is 3 to 7 years. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(l) Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchase of North Pacific Bank and was being amortized on a straight-line basis over 15 years. Accumulated amortization of goodwill amounted to $2,020 as of December 31, 2001. Effective January 1, 2002, goodwill is no longer being amortized. Instead, goodwill is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its implied value. The Company evaluates any potential impairment of goodwill on an annual basis at the Heritage Bank level. The Company has evaluated the impairment of goodwill each year ended since December 31, 2002 and concluded there is no goodwill impairment.

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

(o) Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-based Compensation. As most of the Company’s stock options have no intrinsic value at grant date, compensation cost generally has not been recognized for its stock option plan activity. However, compensation expense was recognized during 2005, 2004 and 2003 resulting from restricted stock awards and certain incentive stock options.

If the Company had elected to recognize compensation cost on the fair value at the grant dates for awards under its plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts for the years ended December 31:

	2005	2004	2003
Net income:
As reported	$10,476	$9,585	$8,904
Plus compensation costs recognized under ABP No. 25, net of taxes	135	143	67
Less SFAS No. 123 compensation costs, net of taxes	(392)	(325)	(103)

Pro forma	$10,219	$9,403	$8,868

Basic earnings per share:
As reported	$1.69	$1.53	$1.31
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.02	0.01
Less SFAS No. 123 compensation costs, net of taxes	(0.06)	(0.05)	(0.2)

Pro forma	$1.65	$1.50	$1.30

Diluted earnings per share:
As reported	$1.65	$1.49	$1.26
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.02	0.01
Less SFAS No. 123 compensation costs, net of taxes	(0.06)	(0.05)	(0.03)

Pro forma	$1.61	$1.46	$1.24

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The compensation expense included in the pro forma net income is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted during the years ended December 31, 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to calculate the fair value of the options granted:

Grant period ended	Risk Free Interest Rate	Expected Life (in years)	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2005	3.91%	6	20%	4.32%	$2.87
December 31, 2004	2.99%	6	20%	4.31%	$2.45
December 31, 2003	3.52%	6	24%	3.88%	$3.56

(p) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123(R)). This Statement supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA SOP No. 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective for the Company beginning January 1, 2006. The Company is in the process of analyzing the complex provisions of the Statement and the impact the Statement will have on its results of operations. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations, although compensation expense will increase and net income will decrease as a result of adoption of this statement.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(2)	Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2005 and 2004 consist of the following:

	2005	2004
Commercial loans	$359,808	$336,227
Real estate mortgages:
One to four family residential	53,098	58,903
Five or more family residential and commercial real estate	164,788	152,958

Total real estate mortgage	217,886	211,861
Real estate construction:
One to four family residential	42,245	23,266
Five or more family residential and commercial real estate	21,355	17,121

Total real estate construction	63,600	40,387
Consumer	12,855	13,045

Subtotal	654,149	601,520
Deferred loan fees and other	(1,852)	(1,759)

Total loans receivable and loans held for sale	$652,297	$599,761

As of December 31, 2005 and 2004, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $15,620 and $16,033, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. The Company did not have any borrowings from Directors or Executive Officers at December 31, 2005.

Potential problem loans as of December 31, 2005 were $9,882, down from $12,184 at December 31, 2004. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

Accrued interest on loans receivable amounted to $3,322 and $2,721 as of December 31, 2005 and 2004, respectively. The Company had $836 and $319 of impaired loans, which were nonaccruing as of December 31, 2005 and 2004, respectively. The annual average balance of impaired loans for the years ended December 31, 2005 and 2004 were $658 and $433, respectively. The allowance for loan losses related to impaired loans at December 31, 2005 and 2004 totaled $125 and $52, respectively. There was no interest recognized on impaired loans for the year ended December 31, 2005. Interest recognized on impaired loans for the years ended December 31, 2004 and 2003 totaled $23 and $162, respectively.

Details of certain mortgage banking activities at December 31, 2005 and 2004 are as follows:

	2005	2004
Loans held for sale at lower of cost or market	$263	$381
Loans serviced for others	658	899
Total loans sold	13,632	35,822
Commitments to sell mortgage loans	563	695
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	92	2,656
Variable or adjustable rate	—	189

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Servicing fee income from mortgage loans serviced for others amounted to $4, $10 and $14 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had commitments of $76,966 in other commercial lines of credit, $67,930 in real estate commitments (both construction and lines of credit), and $7,556 in other commitments (including consumer credit lines and letters of credit).

(3)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2005	2004	2003
Balance at beginning of period	$8,295	$7,748	$6,874
Provision	810	645	1,125
Recoveries	82	11	8
Charge offs	(691)	(109)	(259)

Balance at end of period	$8,496	$8,295	$7,748

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$6,117	55.0%	$5,971	55.9%	$5,578	51.0%
Real Estate Mortgage
One-four family residential	335	8.1%	327	9.8%	305	11.0%
Five or more family residential and commercial properties	1,435	25.2%	1,402	25.4%	1,310	28.7%
Real Estate Construction:
One-four family residential	460	6.4%	449	3.9%	419	3.7%
Five or more family residential and commercial properties	34	3.3%	34	2.8%	31	3.8%
Consumer	115	2.0%	112	2.2%	105	1.8%

Total loans	$8,496	100.0%	$8,295	100.0%	$7,748	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(4)	Investment Securities Available For Sale

The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2005
U.S. Government agencies	$19,797	$12	$(393)	$19,416
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	12,105	22	(414)	11,713
Other related securities	11,003	—	(276)	10,727

Totals	$42,905	$34	$(1,083)	$41,856

December 31, 2004
U.S. Government agencies	$20,795	$60	$(200)	$20,655
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	14,421	76	(132)	14,365
Other related securities	11,003	—	(132)	10,871

Totals	$46,219	$136	$(464)	$45,891

Investments with unrealized losses as of December 31, 2005 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and its agencies	$2,900	$32	$15,870	$375	$18,770	$407
Mortgage backed and related securities	5,268	126	17,594	583	22,862	709

Total temporarily impaired securities	$8,168	$158	$33,464	$958	$41,632	$1,116

Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because we have the intent and ability to retain our investment in the issuer for a period of time to allow for any anticipated recovery in market value, no other-than-temporary impairment has been recorded.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2005 are shown below:

	Amortized cost	Fair value
Due in one year or less	$15,217	$14,909
Due after one year through three years	12,138	11,817
Due after three through five years	2,759	2,718
Due after five years through ten years	2,827	2,767
Due after ten years	9,964	9,645

Totals	$42,905	$41,856

There were no sales of investment securities available for sale during the year ended December 31, 2005. During the year ended December 31, 2004 there were sales of investment securities (HCB Bancorp shares) available for sale resulting in a $218 gain.

Accrued interest on investment securities available for sale amounted to $211 and $210 as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, investment securities available for sale with fair values of $13,043 and $13,795, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

We had no securities classified as trading at December 31, 2005 or 2004.

(5)	Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
December 31, 2005
U.S. Government agencies	$980	$—	$(12)	$968
Mortgage backed securities:
FNMA certificates	17	1	—	18
FHLMC certificates	515	2	(9)	508
GNMA certificates	939	14	(10)	943
Municipal bonds	1,515	12	(2)	1,525

	$3,966	$29	$(33)	$3,962

December 31, 2004
Mortgage backed securities:
FNMA certificates	$30	$1	$—	$31
FHLMC certificates	130	7	—	137
GNMA certificates	275	29	—	304
Municipal bonds	1,025	39	—	1,064

	$1,460	$76	$—	$1,536

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2005 are shown below:

	Amortized cost	Fair value
Due in one year or less	$225	$228
Due after one year through three years	270	276
Due after three years through five years	585	576
Due after five years	2,886	2,882

Totals	$3,966	$3,962

There were no sales of investment securities held to maturity during the years ended December 31, 2005, 2004 and 2003.

Accrued interest on investment securities held to maturity amounted to $22 and $9 as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, investment securities held to maturity with amortized cost values of $1,412 and $1,391, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)	Premises and Equipment

A summary of premises and equipment at December 31, 2005 and 2004 follows:

	2005	2004
Land	$4,527	$4,527
Buildings and building improvements	18,182	18,049
Furniture, fixtures and equipment	12,020	11,576

	34,729	34,152
Less accumulated depreciation	18,928	17,269

	$15,801	$16,883

Total depreciation expense on premises and equipment was $1,815, $1,708 and $1,863 for the years ended December 31, 2005, 2004 and 2003, respectively.

(7)	Deposits

Deposits consist of the following at December 31,:

	2005		2004
	Amount	Percent	Amount	Percent
Non interest demand deposits	$88,015	13.8%	$82,076	14.0%
NOW accounts	96,538	15.2	90,570	15.4
Money market accounts	80,451	12.6	79,017	13.5
Savings accounts	88,149	13.9	99,941	17.0
Certificate of deposit accounts	283,351	44.5	235,674	40.1

	$636,504	100.0%	$587,278	100.0%

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Accrued interest payable on deposits was $854 and $557 at December 31, 2005 and 2004, respectively. Interest expense, by category, is as follows for the years ended December 31:

	2005	2004	2003
NOW accounts	$731	$461	$601
Money market accounts	1,521	1,454	1,449
Savings accounts	587	332	363
Certificate of deposit accounts	7,755	4,477	4,766

	$10,594	$6,724	$7,179

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

Within one year	$245,178
Between one and two years	29,360
Between two and three years	4,225
Between three and four years	3,006
Between four and five years	1,582

$283,351

Certificates of deposit issued in denominations equal to or in excess of $100 totaled $146,318 and $117,374 at December 31, 2005 and 2004, respectively.

(8)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2005, our banks maintained credit facilities with the FHLB of Seattle for $133,379 with an outstanding balance of $39,900.

Our banks are required to maintain an investment in the stock of the FHLB in an amount equal to at least the greater of $0.5 or 0.75% of residential mortgage loans and pass-through securities plus 3.5% of its outstanding advances from the FHLB and 5.0% of the outstanding balance of mortgage loans sold to the FHLB. At December 31, 2005, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $2,438. The Company maintained $3,072 in FHLB stock at December 31, 2005. Purchases and sales of stock are transacted directly with the FHLB at par value. During 2004, the Company was required to redeem the FHLB stock totaling $3 due to the new capital structure requirements issued by the FHLB.

A summary of FHLB Advances is summarized as follows:

	2005	2004
Balance at period end, due less than 12 months	$39,900	$40,900
Average balance	28,269	30,352
Maximum amount outstanding at any month end	48,800	48,900
Average interest rate:
During the period	3.29%	1.49%
At period end	4.33%	2.35%

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

At December 31, 2005 and 2004, the Company had $39,900 and $40,900, respectively, in overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2005, the Company was required to maintain $99,429 in collateral to meet the collateral requirements of FHLB.

(9)    Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $29,800. The lines generally mature annually with the exception of one of the lines with U.S. Bank in the amount of $2,800, which does not mature. The lines with Key Bank matures in July 2006, the lines with US Bank were originated in 2000 and 2001 and automatically renew. As of December 31, 2005 there were no overnight federal funds purchased.

(10)    Borrowings

The Company maintains a line of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in March 2006. The usage on the Key Bank line of credit is summarized as follows:

	2005	2004
Balance at period end	$—	$—
Average balance during the period	—	554
Maximum amount outstanding at any month end	—	2,194
Average interest rate:
During the period	—	4.38%
At period end	—	—

The Company maintains a line to support letters of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in July 2006. There has been no usage on the Key Bank line to support letters of credit

(11)    Federal Income Taxes

Federal income tax expense consists of the following for the years ended December 31:

	2005	2004	2003
Current	$5,249	$4,979	$5,309
Deferred	(207)	(254)	(580)

	$5,042	$4,725	$4,729

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2005	2004	2003
Income tax expense at Federal statutory rate	$5,431	$5,009	$4,772
Tax exempt interest	(300)	(159)	(42)
Other, net	(89)	(125)	(1)

	$5,042	$4,725	$4,729

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,974	$2,903
Accrued compensation	210	180
Other	182	135
Unrealized loss on available for sale securities	367	109

Total deferred tax assets	3,733	3,327
Deferred tax liabilities:
Deferred loan fees	(704)	(745)
Premises and equipment	(981)	(1,001)
FHLB stock	(782)	(780)

Total deferred tax liabilities	(2,467)	(2,526)

Deferred Federal income tax asset, net	$1,266	$801

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2005, the Company had a taxable temporary difference of approximately $2,800 that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

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

(12)    Stockholders’ Equity

(a) Stock Repurchase Program

The board of directors of the Company has authorized the repurchase in the open market of 309,750 of its outstanding common shares. This is the eighth repurchase program authorized by the board of directors. The current program commenced in July 2004, with 87,067 shares, or 28.1%, repurchased as of December 31, 2005. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. Collectively as of December 31, 2005, the Company has repurchased 5,935,033 shares of our stock representing 52.1% of the total outstanding as of March 31, 1999 at an average price of $12.15.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(b) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31:

	2005	2004	2003
Basic:
Basic weighted average shares outstanding	6,253,084	6,306,680	6,856,686
Less restricted stock awards	(63,587)	(58,262)	(37,626)

Total basic weighted average shares outstanding	6,189,497	6,248,418	6,819,060
Diluted:
Basic weighted average shares outstanding	6,189,497	6,248,418	6,819,060
Incremental shares from stock options and restricted stock awards	173,505	181,114	252,676

Weighted average shares outstanding	6,363,002	6,429,532	7,071,736

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

There were no anti-dilutive outstanding options to purchase common stock at December 31, 2005, 2004 or 2003.

(c) Cash Dividend Declared

On December 15, 2005, the Company announced a quarterly cash dividend of 19.0 cents per share payable on January 30, 2006, to shareholders of record on January 16, 2006.

(d) Restrictions on Dividends

Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank and Central Valley Bank.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. For a period of ten years after the Conversion, Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of the greater of (i) the Bank’s net income for the current fiscal year or (ii) the average of the Bank’s net income for the current fiscal year and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account established at the time of Conversion in an amount equal to the Bank’s retained earnings at Conversion. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(e) Stock Dividend

On September 15, 2005, the board of directors of the Company declared a 5% stock dividend to shareholders of record on September 30, 2005 and distributed October 14, 2005. The stock dividend distributed an additional share of common stock for every 20 shares held on the record date. Cash was paid for any fractional shares. All share and per share amounts have been properly restated to reflect the stock dividend.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(13)    Stock Option and Award Plans

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

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 362,246 shares. The 1997 plan provides for the granting of options and stock awards up to 270,333 common shares. The 1998 plan provides for the grant of stock options for up to 414,750 and stock awards for up to 69,431 shares. The 2002 Incentive Stock Option plan provides for the grant of stock options for up to 451,500 shares. The 2002 Director Nonqualified Stock Option plan provides for the grant of stock options for up to 73,500 shares. The 2002 Restricted Stock plan provides for the grant of stock awards for up to 52,500 shares. The number of shares remaining available for future issuance totaled 125,898 options and 55,697 Restricted Stock awards as of December 31, 2005.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued under the 1998 plan have a five-year cliff vesting.

The following table summarizes stock option and award activity for the years ended December 31, 2005, 2004 and 2003.

	Outstanding Options		Outstanding Awards
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2002	578,247	$8.50	36,750	$11.67

Options and awards granted	176,251	20.18	1,575	21.40
Less: Exercised	(154,026)	6.30	—	—
Expired or canceled	(10,816)	15.68	(525)	21.40

Balance at December 31, 2003	589,656	12.49	37,800	11.93

Options and awards granted	136,752	20.10	28,875	20.10
Less: Exercised	(128,959)	7.82	—	—
Expired or canceled	(36,654)	17.58	(2,625)	11.67

Balance at December 31, 2004	560,795	15.08	64,050	15.63

Options and awards granted	147,597	20.63	3,050	23.13
Less: Options exercised / awards vested	(74,236)	9.77	(1,759)	11.67
Expired or canceled	(23,808)	19.80	(866)	11.67

Balance at December 31, 2005	610,348	$16.88	64,475	$16.15

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2005 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$9.29	85,680	1.7	$8.66	85,680	$8.66
$9.67—$10.60	25,725	1.8	9.97	25,725	9.97
$11.67	96,558	3.2	11.67	96,558	11.67
$15.19—$18.14	10,499	4.2	17.85	7,349	17.72
$20.11	113,189	5.2	20.11	37,193	20.11
$20.36	133,305	4.2	20.36	88,410	20.36
$20.50	130,452	6.1	20.50	—	—
$20.71—$24.05	14,940	6.6	21.85	—	—

	610,348	4.2	$16.88	340,915	$14.09

The above table does not include the shares issued under the restricted stock award plan of 1998. The compensation expense associated with theses awards is being booked over the vesting life of 5 years. For the years ended December 31, 2005, 2004, and 2003, $205, $167, and $55 in compensation expense were booked, respectively. The unvested shares are not included for the calculation of basic earnings per share but are included in diluted earnings per share.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2005 and December 31, 2004, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2005:
The Company consolidated
Tier 1 leverage capital to average assets	$21,862	3%	$36,437	5%	$59,983	8.2%
Tier 1 capital to risk-weighted assets	25,252	4	37,878	6	59,983	9.5
Total capital to risk-weighted assets	50,504	8	63,130	10	67,882	10.8
Heritage Bank
Tier 1 leverage capital to average assets	18,531	3	30,886	5	50,064	8.1
Tier 1 capital to risk-weighted assets	21,946	4	32,919	6	50,064	9.1
Total capital to risk-weighted assets	43,893	8	54,866	10	56,932	10.4
Central Valley Bank
Tier 1 leverage capital to average assets	3,323	3	5,538	5	9,205	8.3
Tier 1 capital to risk-weighted assets	3,315	4	4,973	6	9,205	11.1
Total capital to risk-weighted assets	6,631	8	8,288	10	10,023	12.1

As of December 31, 2004:
The Company consolidated
Tier 1 leverage capital to average assets	$20,489	3%	$34,149	5%	$54,431	8.0%
Tier 1 capital to risk-weighted assets	22,710	4	34,064	6	54,431	9.6
Total capital to risk-weighted assets	45,419	8	56,774	10	61,543	10.8
Heritage Bank
Tier 1 leverage capital to average assets	17,246	3	28,744	5	45,276	7.9
Tier 1 capital to risk-weighted assets	19,854	4	29,781	6	45,276	9.1
Total capital to risk-weighted assets	39,708	8	49,635	10	51,496	10.4
Central Valley Bank
Tier 1 leverage capital to average assets	3,230	3	5,383	5	8,052	7.5
Tier 1 capital to risk-weighted assets	2,892	4	4,339	6	8,052	11.1
Total capital to risk-weighted assets	5,785	8	7,231	10	8,874	12.3

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The pension portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of $405, $355, and $403 are included in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2005, 2004 and 2003 were $208, $205, and $209, respectively.

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

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $192, $198 and $183 for the years ended December 31, 2005, 2004 and 2003, respectively.

For the year ended December 31, 2005, the Company has allocated or committed to be released to the ESOP 9,258 earned shares and has 65,574 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,580 at December 31, 2005.

(a) Severance Agreements

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change of control of the Company.

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

(b) Investment Securities

The fair value of all investment securities excluding the Federal Home Loan Bank of Seattle (FHLB) stock was based upon quoted market prices. The FHLB stock is not publicly traded, however it may be redeemed on a dollar-for-dollar basis for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

(c) Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2005 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

(f) Commitments to Extend Credit and Standby Letters of Credit

The majority of our commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2005		December 31, 2004
	Book value	Fair value	Book value	Fair value
Financial Assets
Cash on hand and in banks	$24,972	$24,972	$16,570	$16,570
Interest earning deposits	3,030	3,030	2,769	2,769
Federal funds sold	—	—	6,000	6,000
Investment securities available for sale	41,856	41,856	45,891	45,891
Investment securities held to maturity	3,966	3,962	1,460	1,536
FHLB and Federal Reserve stock	3,072	3,072	3,038	3,038
Loans receivable and loans held for sale	652,297	642,769	599,761	595,441

Financial Liabilities
Deposits:
Savings, money market and demand	$353,153	$353,153	$351,604	$351,604
Time certificates	283,351	282,321	235,674	185,999

Total deposits	636,504	635,474	587,278	537,603

FHLB advances	39,900	39,900	40,900	40,900

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

(18)    Heritage Financial Corporation (Parent Company Only)

Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2005	2004
ASSETS
Cash and interest earning deposits	$763	$962
Loans receivable—ESOP	829	911
Investment in subsidiary banks	65,406	59,965
Other assets	361	147

	$67,359	$61,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$1,239	$1,041
Total stockholders’ equity	66,120	60,944

	$67,359	$61,985

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2005	2004	2003
Interest income:
Interest income	$9	$7	$18
ESOP loan	74	81	87
Other income:
Gain on sale of investment	—	218	—
Equity in undistributed income of subsidiaries	10,981	10,008	9,332

Total income	11,064	10,314	9,437
Interest expense	13	40	68
Other expenses	839	906	696

Total expense	852	946	764

Income before federal income taxes	10,212	9,368	8,673
Benefit for federal income taxes	(264)	(217)	(231)

Net income	$10,476	$9,585	$8,904

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$10,476	$9,585	$8,904
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries	(10,981)	(10,008)	(9,332)
Dividends from subsidiaries	5,075	7,900	20,000
Recognition of compensation related to ESOP and restricted stock shares	402	181	298
Net change in other assets and liabilities	(82)	324	100
Gain on sale of premises and equipment	—	—	(1)

Net cash provided by operating activities	4,890	7,982	19,969
Cash flows from investing activities:
ESOP loan principal repayments	82	76	69
Proceeds from sale of premise and equipment	—	—	1

Net cash provided by investing activities	82	76	70
Cash flows from financing activities:
Cash dividends paid	(4,291)	(3,744)	(3,731)
Exercise of stock options	726	1,008	970
Stock repurchase	(1,606)	(8,307)	(16,506)

Net cash used in financing activities	(5,171)	(11,043)	(19,267)

Net increase (decrease) in cash and cash equivalents	(199)	(2,985)	772
Cash and cash equivalents at beginning of period	962	3,947	3,175

Cash and cash equivalents at end of period	$763	$962	$3,947

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(19)    Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,628	$11,101	$11,581	$12,118
Interest expense	2,305	2,718	3,026	3,499

Net interest income	8,323	8,383	8,555	8,619
Provision for loan losses	165	210	210	225

Net interest income after provision for loan losses	8,158	8,173	8,345	8,394
Non-interest income	1,476	1,629	1,719	1,805
Non-interest expense	5,826	6,100	6,066	6,190

Income before provision for income taxes	3,808	3,702	3,998	4,009
Provision for income taxes	1,245	1,205	1,275	1,317

Net income	$2,563	$2,497	$2,723	$2,692

Basic earnings per share	$0.41	$0.40	$0.44	$0.44
Diluted earnings per share	0.40	0.39	0.43	0.42
Cash dividends declared	0.167	0.171	0.185	0.190

	Year ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$9,375	$9,456	$9,855	$10,258
Interest expense	1,668	1,667	1,839	2,043

Net interest income	7,707	7,789	8,016	8,215
Provision for loan losses	180	180	150	135

Net interest income after provision for loan losses	7,527	7,609	7,866	8,080
Non-interest income	1,563	1,703	1,530	1,702
Non-interest expense	5,764	5,903	5,742	5,861

Income before provision for income taxes	3,326	3,409	3,654	3,921
Provision for income taxes	1,107	1,119	1,211	1,288

Net income	$2,219	$2,290	$2,443	$2,633

Basic earnings per share	$0.34	$0.37	$0.40	$0.43
Diluted earnings per share	0.33	0.36	0.39	0.42
Cash dividends declared	0.148	0.152	0.157	0.162

(20)    Subsequent Event

On January 25, 2006, the Company announced the signing of a definitive agreement under which the Company will acquire Western Washington Bancorp in exchange for cash and common shares of the Company. Washington State Bank, N.A., a subsidiary of Western Washington Bancorp, will be merged into Heritage Bank. Terms of the agreement call for the Company to pay approximately $3.9 million in cash and issue approximately 210,000 shares of common stock. Based on the Company’s average closing price as defined in the definitive agreement, the aggregate transaction value is approximately $9.0 million. The acquisition is expected to close in the second quarter of 2006 subject to customary regulatory approvals.

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