Form 10-Q
period 2006-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2006-05-08
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29480

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Fifth Avenue SW, Olympia, WA	98501
(Address of principal executive office)	(ZIP Code)

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

As of April 10, 2006 there were 6,302,621 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2006 and Comprehensive Income for the Three Months Ended March 31, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

	Signatures	21

	Certifications

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$11,909	$10,187
Taxable interest on investment securities	409	364
Nontaxable interest on investment securities	39	36
Interest on federal funds sold and interest bearing deposits	13	29
Dividends on Federal Home Loan Bank stock	—	12

Total interest income	12,370	10,628
INTEREST EXPENSE:
Deposits	3,599	2,063
Other borrowings	286	242

Total interest expense	3,885	2,305

Net interest income	8,485	8,323
Provision for loan losses	140	165

Net interest income after provision for loan losses	8,345	8,158
NONINTEREST INCOME:
Gains on sales of loans, net	60	109
Service charges on deposits	738	591
Rental income Merchant visa income	77 572	76 488
Other income	324	212

Total noninterest income	1,771	1,476
NONINTEREST EXPENSE:
Salaries and employee benefits	3,405	3,045
Occupancy and equipment	990	972
Data processing	317	311
Marketing	117	106
Office supplies and printing	104	116
Merchant visa	443	378
Professional services	140	165
State and local taxes	192	173
Other expense	577	560

Total noninterest expense	6,285	5,826

Income before federal income taxes	3,831	3,808
Federal income taxes	1,267	1,245

Net income	$2,564	$2,563

Earnings per share:
Basic	$0.41	$0.41
Diluted	$0.40	$0.40
Dividends declared per share:	$0.195	$0.167

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Cash on hand and in banks	$21,105	$24,972
Interest earning deposits	363	3,030
Investment securities available for sale	40,798	41,856
Investment securities held to maturity	4,119	3,966
Loans held for sale	296	263
Loans receivable	660,521	652,034
Less: Allowance for loan losses	(8,755)	(8,496)

Loans receivable, net	651,766	643,538
Other real estate owned	369	371
Premises and equipment, at cost, net	15,522	15,801
Federal Home Loan Bank and Federal Reserve stock, at cost	3,072	3,072
Accrued interest receivable	3,502	3,566
Prepaid expenses and other assets	3,705	2,811
Deferred federal income taxes, net	1,290	1,266
Goodwill, net	6,640	6,640

Total assets	$752,547	$751,152

Liabilities and Stockholders’ Equity
Deposits	$660,535	$636,504
Advances from Federal Home Loan Bank	15,200	39,900
Accrued expenses and other liabilities	8,801	8,628

Total liabilities	684,536	685,032
Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,280,710 and 6,252,689 shares outstanding at March 31, 2006 and December 31, 2005, respectively	17,652	17,606
Unearned compensation - ESOP and other	(602)	(1,151)
Retained earnings, substantially restricted	51,687	50,347
Accumulated other comprehensive income (loss), net	(726)	(682)

Total stockholders’ equity	68,011	66,120
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$752,547	$751,152

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE

MONTHS ENDED MARCH 31, 2006 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS

ENDED MARCH 31, 2006 AND 2005

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2005	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation – restricted stock awards	—	(527)	527	—	—	—
Restricted stock awards granted	1	—	—	—	—	—
Stock option compensation expense	—	90	—	—	—	90
Earned ESOP shares and restricted stock shares	2	83	22	—	—	105
Stock repurchase	—	(2)	—	—	—	(2)
Exercise of stock options (including tax benefits from nonqualified stock options)	25	402	—	—	—	402
Net income	—	—	—	2,564	—	2,564
Change in fair value of securities available for sale, net of tax	—	—	—	—	(44)	(44)
Cash dividends declared	—	—	—	(1,224)	—	(1,224)

Balance at March 31, 2006	6,281	$17,652	$(602)	$51,687	$(726)	$68,011

	Three months ended March 31,
Comprehensive Income	2006	2005
Net income	$2,564	$2,563
Change in fair value of securities available for sale, net of tax of $(23) and $(178)	(44)	(346)

Comprehensive income	$2,520	$2,217

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$2,564	$2,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	445	454
Deferred loan fees, net of amortization	(120)	219
Provision for loan losses	140	165
Federal Home Loan Bank stock dividends	—	(15)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(668)	(3,769)
Recognition of compensation related to ESOP shares and restricted stock awards	105	102
Stock option compensation expense	90	—
Tax benefit realized from stock options exercised	(12)	—
Gain on sale of premises and equipment	—	(1)
Net increase in loans held for sale	(33)	(57)

Net cash provided by (used in) operating activities	2,511	(339)

Cash flows from investing activities:
Loans (originated) paid down, net of principal payments and loan sales	(8,248)	(8,959)
Maturities of investment securities available for sale	1,733	1,870
Maturities of investment securities held to maturity	32	57
Purchase of investment securities available for sale	(737)	(1,721)
Purchase of investment securities held to maturity	(205)	(760)
Purchase of premises and equipment	(151)	(141)
Proceeds from sale of other real estate owned	2	—
Proceeds from sale of premises and equipment	—	1

Net cash used in investing activities	(7,574)	(9,653)

Cash flows from financing activities:
Net increase in deposits	24,031	22,024
Net decrease in borrowed funds	(24,700)	(15,500)
Cash dividends paid	(1,202)	(1,048)
Proceeds from exercise of stock options	390	292
Tax benefit realized from stock options exercised	12	—
Repurchase of common stock	(2)	(225)

Net cash provided by (used in) financing activities	(1,471)	5,543

Net decrease in cash and cash equivalents	(6,534)	(4,449)

Cash and cash equivalents at beginning of period	28,002	25,339

Cash and cash equivalents at end of period	$21,468	$20,890

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$4,246	$2,343
Federal income taxes	100	25
Supplemental disclosures of cash flow information:
Net charge-offs (recoveries)	(119)	589
Loans transferred to/from other real estate owned	—	25
Elimination of unearned compensation – restricted stock awards	527	—
Tax benefit from nonqualified stock options	—	34

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2006 and 2005

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2005 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2006	2005
Basic:
Weighted average shares outstanding	6,267,471	6,262,856
Less: Weighted average unvested restricted stock awards	(64,486)	(64,050)

Basic weighted average shares outstanding	6,202,985	6,198,806

Diluted:
Basic weighted average shares outstanding	6,202,985	6,198,806
Incremental shares from unexercised stock options and unvested restricted stock awards	227,213	162,260

Weighted average shares outstanding	6,430,198	6,361,066

As of March 31, 2006 and 2005, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On March 23, 2006, we announced a quarterly cash dividend of 19.5 cents per share payable on April 28, 2006 to stockholders of record on April 17, 2006.

NOTE 3. Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award on the grant date. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

Total stock-based compensation expense (excluding ESOP expense) in the first quarter of 2006 was $135,000 ($115,000 after tax), or $0.02 for basic and diluted earnings per share, respectively. Included in this expense is $90,000 ($86,000 after tax), or $0.01 for basic and diluted earnings per share, respectively, attributable to the Company’s adoption of SFAS 123R. As of March 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $510,000 and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three months ended March 31, 2005 (dollars in thousands, except per share amounts):

Pro forma March 31, 2005
Net Income:
As Reported	$2,563
Add: Total stock-based compensation expense included in reported net income, net of tax effect	36
Deduct: Total stock-based compensation expense, determined under fair value method for all awards, net of tax effect	(75)

Pro Forma	$2,524

Basic earnings per share:
As Reported	$0.41
Pro Forma	0.41
Diluted earnings per share:
As Reported	$0.40
Pro Forma	0.40

The fair value of options granted during the three months ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2006	4.80%	4.41	20%	3.60%	$4.37
March 31, 2005	3.91%	6.00	20%	4.32%	$2.99

NOTE 4. Stock Option and Award Plans

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

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued have a five-year cliff vesting. The Company issues new shares to satisfy share option exercises.

The following table summarizes stock option and award activity for the three months ended March 31, 2006.

	Outstanding Options		Outstanding Awards of Restricted Stock
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2005	610,348	$16.88	64,475	$16.15

Options and awards granted	4,500	27.49	1,000	27.73
Less: Options exercised/Awards vested	(24,811)	15.72	—	—
Expired or canceled	—	—	—	—

Balance at March 31, 2006	590,037	$17.01	65,475	$16.32

Financial data pertaining to outstanding stock options and exercisable stock options at March 31, 2006 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$9.29	79,485	1.5	$8.68	79,485	$8.68
$9.67—$10.60	25,725	1.6	9.97	25,725	9.97
$11.67	92,232	2.9	11.67	92,232	11.67
$15.19—$18.14	10,069	3.9	17.96	10,069	17.96
$20.11	109,094	5.0	20.11	71,096	20.11
$20.36	125,115	4.0	20.36	125,115	20.36
$20.50	128,877	5.9	20.50	41,895	20.50
$20.71—$27.73	19,440	6.5	23.16	—	—

	590,037	4.1	$17.01	445,617	$14.09

At March 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $7.1 million and $5.9 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $390,000 and $292,000, respectively. The weighted average remaining contractual life of exercisable option shares as of March 31, 2006 was 3.4 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $388,000 and $336,000 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2005 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets increased $1.4 million (0.2%) to $752.5 million as of March 31, 2006 from the December 31, 2005 balance of $751.1 million. Deposits increased $24.0 million (3.8%) to $660.5 million as of March 31, 2006 from the December 31, 2005 balance of $636.5 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $8.3 million (1.3%) to $652.1 million as of March 31, 2006 from the December 31, 2005 balance of $643.8 million. Commercial loans increased by $10.2 million to $370.1 million as of March 31, 2006 from the December 31, 2005 balance of $359.8 million. Commercial loans continue to be the largest segment of loans at 56.0% and 55.2% as a percentage of total loans as of March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, we have repurchased a total of 5,935,138 shares, or 52.1% of the total outstanding at March 31, 1999, which was the inception of our stock repurchase programs, at an average price of $12.15 per share. We began our current 5% repurchase program on August 2, 2004 with the goal to repurchase approximately 309,750 shares. During the quarter ended March 31, 2006, we repurchased 105 shares at an average price of $24.50. We have repurchased 87,172 shares under the eighth program at an average price of $20.77.

Earnings Summary

Net income was $0.40 per diluted share for the three months ended March 31, 2006 and March 31, 2005. Actual earnings for the three months ended March 31, 2006 were $2,564,000 compared to $2,563,000 for the same period in 2005.

Return on average equity for the quarter ended March 31, 2006 was 15.20% compared to 16.51% for the same period last year. Average equity increased by $5.4 million to $68.4 million for the three months ended March 31, 2006 versus $63.0 million for the same period last year while net income increased by $1,000.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2006 increased 1.9% to $8,485,000 from $8,323,000 for the same quarter in 2005. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.96% for the current quarter from 5.17% for the same quarter last year. One of the methods in which we have been able to maintain our net interest margin near 5.0% is our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $88.5 million for the quarter ended March 31, 2006 versus $81.2 million for the quarter ended March 31, 2005, an increase of 9.1%. Achieving a margin near 5.0% will be a challenge this year. Short-term interest rates have increased at a much faster pace than longer-term interest rates over the last several months and this has had the effect of narrowing our net interest margin. While we continue to focus on increasing our asset sensitivity, a continuation of a “flat” yield curve and a very competitive business environment will have the effect of reducing our net interest margin further.

Interest income increased $1.7 million, or 16.4%, for the three months ended March 31, 2006 as compared to the first quarter last year and interest expense increased $1.6 million, or 68.6%, during this same period. Loans averaged $644.0 million with an average yield of 7.50% for the three months ended March 31, 2006 compared to average loans of $597.9 million with an average yield of 6.91% for the same period in 2005. Certificates of deposit averaged $285.4 million with an average cost of 3.66% for the three months ended March 31, 2006 compared to $243.5 million with an average cost of 2.44% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses was $140,000 for the three months ended March 31, 2006, which was $25,000 less than the provision for loan losses during the first quarter of 2005. The provision for loan losses during the fourth quarter of 2005 was $225,000. The provision for loan losses decrease was primarily due to net recoveries of $119,000 in the first quarter of 2006.

Noninterest Income

Noninterest income increased 20.0% to $1,771,000 for the three months ended March 31, 2006 compared with $1,476,000 for the same quarter in 2005. The increase is due primarily to increases in service charges on deposits of $147,000 and merchant visa income of $84,000.

Noninterest Expense

Noninterest expense increased 7.9% to $6,285,000 during the three months ended March 31, 2006 compared to $5,826,000 for the same period during 2005. Salaries and employee benefits increased by $360,000 for the three months ended March 31, 2006 compared to the same period last year. This increase was primarily the result of new loan officer hires in the second half of last year and in the first quarter of 2006. In addition, the adoption of the new accounting pronouncement related to stock option compensation increased expenses by $90,000. Merchant visa expense increased $65,000 for the three months ended March 31, 2006 compared to the same period last year.

The efficiency ratio for the quarter ended March 31, 2006 was 61.28% compared to 59.46% for the comparable quarter in 2005. The efficiency ratio increase is primarily a result of the increased expenses incurred to hire new lending staff and the opening of the Sumner branch coupled with slower than anticipated loan growth in the first quarter of this year. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $660.8 million at March 31, 2006 from $652.3 million at December 31, 2005.

	At March 31, 2006	% of Total	At December 31, 2005	% of Total
	(Dollars in thousands)
Commercial	$370,055	56.00%	$359,808	55.16%
Real estate mortgages
One-to-four family residential	52,517	7.95	53,098	8.14
Five or more family residential and commercial properties	166,101	25.13	164,788	25.26

Total real estate mortgages	218,618	33.08	217,886	33.40
Real estate construction
One-to-four family residential	40,442	6.12	42,245	6.48
Five or more family residential and commercial properties	20,171	3.05	21,355	3.27

Total real estate construction	60,613	9.17	63,600	9.75
Consumer	13,263	2.01	12,855	1.97

Gross loans	662,549	100.26	654,149	100.28
Less: deferred loan fees	(1,732)	(0.26)	(1,852)	(0.28)

Total loans	$660,817	100.00%	$652,297	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2006	At December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$1,383	$836
Restructured loans	—	—

Total nonperforming loans	1,383	836
Other real estate owned	369	371

Total nonperforming assets	$1,752	$1,207

Accruing loans past due 90 days or more	$259	$—
Potential problem loans	9,438	9,882
Allowance for loan losses	8,755	8,496
Nonperforming loans to loans	0.21%	0.13%
Allowance for loan losses to loans	1.33%	1.30%
Allowance for loan losses to nonperforming loans	633.04%	1,016.27%
Nonperforming assets to total assets	0.23%	0.16%

Nonperforming assets increased to $1,752,000, or 0.23% of total assets at March 31, 2006 from $1,207,000, or 0.16% of total assets at December 31, 2005. We believe that we are adequately reserved for losses in the portfolio as of March 31, 2006. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$660,817	$608,558
Average loans outstanding during period	643,998	597,890
Allowance balance at beginning of period	8,496	8,295
Provision for loan losses	140	165
Charge offs:
Real estate	(4)	—
Commercial	—	(502)
Agriculture	—	(89)
Consumer	(14)	—

Total charge offs	(18)	(591)

Recoveries:
Real estate	23	2
Commercial	107	—
Agriculture	—	—
Consumer	7	—

Total recoveries	137	2

Net recoveries (charge offs)	119	(589)

Allowance balance at end of period	$8,755	$7,871

Allowance for loan loss to loans	1.33%	1.29%
Ratio of net recoveries (charge offs) during period to average loans outstanding	0.02%	(0.10)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the three months ended March 31, 2006 increased by $259,000 to $8.8 million from $8.5 million at December 31, 2005. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2006, cash and cash equivalents totaled $21.5 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $15.1 million, or 2.0% of total assets. At March 31, 2006, our banks maintained a credit facility with the FHLB of Seattle for $139.2 million, with $15.2 million in FHLB borrowings as of March 31, 2006.

Capital

Stockholders’ equity at March 31, 2006 was $68.0 million compared with $66.1 million at December 31, 2005. During the period, we declared dividends of $1.2 million, realized income of $2.6 million, recorded $44,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $597,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At March 31, 2006 our leverage ratio was 8.4% compared with 8.2% at December 31, 2005. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.9% and 11.1%, respectively, at March 31, 2006 compared with 9.5% and 10.8%, respectively, at December 31, 2005.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2006.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2005.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2006.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended March 31, 2006, the Company repurchased 105 shares at an average price of $24.50. In total, the Company has repurchased 87,172 shares at an average price of $20.77 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2006 – March 31, 2006	105	$24.50	5,935,138	222,578

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005 (8)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Quarterly Report on Form 10Q dated November 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 8, 2006	/s/ Donald V. Rhodes
Donald V. Rhodes Chairman and Chief Executive Officer (Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron Senior Vice President and Treasurer (Principal Financial and Accounting Officer)