Form 10-Q
period 2006-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2006-08-03
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 14, 2006 there were 6,561,838 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$12,927	$10,661	$24,836	$20,847
Taxable interest on investment securities	431	393	840	758
Nontaxable interest on investment securities	41	37	80	72
Interest on federal funds sold and interest bearing deposits	13	7	26	36
Dividends on Federal Home Loan Bank stock	—	3	—	15

Total interest income	13,412	11,101	25,782	21,728
INTEREST EXPENSE:
Deposits	4,189	2,447	7,788	4,509
Other borrowings	439	271	725	513

Total interest expense	4,628	2,718	8,513	5,022

Net interest income	8,784	8,383	17,269	16,706
Provision for loan losses	100	210	240	375

Net interest income after provision for loan losses	8,684	8,173	17,029	16,331
NONINTEREST INCOME:
Gains on sales of loans, net	30	37	90	146
Service charges on deposits	826	717	1,564	1,308
Rental income Merchant visa income	79 613	77 555	156 1,186	153 1,043
Other income	369	243	692	456

Total noninterest income	1,917	1,629	3,688	3,106
NONINTEREST EXPENSE:
Salaries and employee benefits	3,714	3,169	7,119	6,214
Occupancy and equipment	989	981	1,978	1,953
Data processing	327	305	644	616
Marketing	133	118	250	225
Office supplies and printing	99	92	203	208
Merchant visa	482	428	926	806
Professional services	181	197	321	362
State and local taxes	200	168	392	341
Other expense	691	642	1,267	1,202

Total noninterest expense	6,816	6,100	13,100	11,927

Income before federal income taxes	3,785	3,702	7,617	7,510
Federal income taxes	1,250	1,205	2,517	2,450

Net income	$2,535	$2,497	$5,100	$5,060

Earnings per share:
Basic	$0.40	$0.40	$0.81	$0.82
Diluted	$0.39	$0.39	$0.79	$0.80
Dividends declared per share:	$0.200	$0.171	$0.395	$0.338

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Cash on hand and in banks	$25,761	$24,972
Interest earning deposits	2,531	3,030
Investment securities available for sale	40,983	41,856
Investment securities held to maturity	4,049	3,966
Loans held for sale	474	263
Loans receivable	722,111	652,034
Less: Allowance for loan losses	(9,742)	(8,496)

Loans receivable, net	712,369	643,538
Other real estate owned	225	371
Premises and equipment, at cost, net	15,385	15,801
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,072
Accrued interest receivable	3,880	3,566
Prepaid expenses and other assets	4,128	2,811
Deferred federal income taxes, net	1,416	1,266
Intangible assets, net	1,367	—
Goodwill	12,514	6,640

Total assets	$828,309	$751,152

Liabilities and Stockholders’ Equity
Deposits	$708,701	$636,504
Advances from Federal Home Loan Bank	32,055	39,900
Other borrowings	3,700	—
Accrued expenses and other liabilities	8,522	8,628

Total liabilities	752,978	685,032
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,561,779 and 6,255,921 shares outstanding at June 30, 2006 and December 31, 2005, respectively	23,881	17,606
Unearned compensation - ESOP and other	(579)	(1,151)
Retained earnings, substantially restricted	52,925	50,347
Accumulated other comprehensive loss, net	(896)	(682)

Total stockholders’ equity	75,331	66,120
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$828,309	$751,152

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2005	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation – restricted stock awards	—	(527)	527	—	—	—
Restricted stock awards granted	16	—	—	—	—	—
Restricted stock awards cancelled	(1)	—	—	—	—	—
Stock option compensation expense	—	171	—	—	—	171
Earned ESOP shares and restricted stock shares	5	190	45	—	—	235
Stock repurchase	(1)	(12)	—	—	—	(12)
Exercise of stock options (including tax benefits from nonqualified stock options)	59	791	—	—	—	791
Acquisition of Western Washington Bancorp	231	5,662	—	—	—	5,662
Net income	—	—	—	5,100	—	5,100
Change in fair value of securities available for sale, net of tax	—	—	—	—	(214)	(214)
Cash dividends declared	—	—	—	(2,522)	—	(2,522)

Balance at June 30, 2006	6,562	$23,881	$(579)	$52,925	$(896)	$75,331

	Three months ended June 30,		Six months ended June 30,
Comprehensive Income	2006	2005	2006	2005
Net income	$2,535	$2,497	$5,100	$5,060
Change in fair value of securities available for sale, net of tax of $(92), $120, $(115), $(58)	(170)	232	(214)	(113)

Comprehensive income	$2,365	$2,729	$4,886	$4,947

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$5,100	$5,060
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	849	912
Deferred loan fees, net of amortization	316	(61)
Provision for loan losses	240	375
Federal Home Loan Bank stock dividends	—	(15)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(1,442)	(4,663)
Recognition of compensation related to ESOP shares and restricted stock awards	235	200
Stock option compensation expense	171	—
Tax benefit realized from stock options exercised	(22)	—
Amortization of intangible asset	15	—
Gain on sale of other real estate owned	(13)	(7)
Gain on sale of premises and equipment	(12)	(2)
Net increase in loans held for sale	(211)	(389)

Net cash provided by operating activities	5,226	1,410

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(28,648)	(24,060)
Purchase of Western Washington Bancorp, net of cash acquired	(2,032)	—
Proceeds from maturities/calls of investment securities available for sale	3,931	4,055
Proceeds from maturities/calls of investment securities held to maturity	102	1,257
Proceeds from sales of securities available for sale	2,248	—
Proceeds from redemption of Federal Reserve Bank stock	141	—
Purchase of investment securities available for sale	(737)	(3,152)
Purchase of investment securities held to maturity	(205)	(957)
Purchase of premises and equipment	(332)	(385)
Proceeds from sale of other real estate owned	384	183
Proceeds from sale of premises and equipment	15	7

Net cash used in investing activities	(25,133)	(23,052)

Cash flows from financing activities:
Net increase in deposits	27,915	24,722
Net decrease in borrowed funds	(9,798)	(2,350)
Proceeds from issuance of long-term debt	3,700	—
Cash dividends paid	(2,399)	(2,109)
Proceeds from exercise of stock options	769	398
Tax benefit realized from stock options exercised	22	—
Stock repurchased	(12)	(971)

Net cash provided by financing activities	20,197	19,690

Net increase (decrease) in cash and cash equivalents	290	(1,952)

Cash and cash equivalents at beginning of period	28,002	25,339

Cash and cash equivalents at end of period	$28,292	$23,387

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$8,202	$4,586
Federal income taxes	3,138	2,813
Supplemental disclosures of cash flow information:
Net recoveries (charge offs)	257	(557)
Elimination of unearned compensation – restricted stock awards	527	—
Loans transferred to/from other real estate owned	—	176
Tax benefit from nonqualified stock options	—	50

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a.) Description of Business

Heritage Financial Corporation (Company) is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a State Chartered Savings Bank to a State Chartered Commercial Bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank changed its charter from a Nationally Chartered Commercial Bank to a State Chartered Commercial Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties of Washington State. Central Valley Bank is also a Washington state-chartered commercial bank whose deposits are insured by the FDIC under the DIF. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2005 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

All prior year share and per share amounts have been properly restated to the 5% stock dividend declared by the Board of Directors on September 15, 2005, payable to shareholders of record on September 30, 2005 and distributed on October 14, 2005.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic:
Weighted average shares outstanding	6,395,867	6,256,607	6,332,027	6,259,714
Less: Weighted average unvested restricted stock awards	(75,981)	(64,367)	(70,265)	(64,210)

Basic weighted average shares outstanding	6,319,886	6,192,240	6,261,762	6,195,504

Diluted:
Basic weighted average shares outstanding	6,319,886	6,192,240	6,261,762	6,195,504
Incremental shares from unexercised stock options and unvested restricted stock awards	217,348	159,750	221,845	161,005

Weighted average shares outstanding	6,537,234	6,351,990	6,483,607	6,356,509

As of June 30, 2006 and 2005, there were 41,408 and 6,300 anti-dilutive shares outstanding options to acquire common stock, respectively.

(b.) Cash Dividend Declared

On June 20, 2006, we announced a quarterly cash dividend of 20.0 cents per share payable on July 31, 2006 to stockholders of record on July 17, 2006.

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

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2006 was $299,000 ($246,000 after tax), or $0.04 for basic and diluted earnings per share. Included in this expense is $171,000 ($163,000 after tax), or $0.03 for basic and diluted earnings per share attributable to the Company’s adoption of SFAS 123R. As of June 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $833,000 and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three and six months ended June 30, 2005 (dollars in thousands, except per share amounts):

	Pro forma Three months Ended June 30, 2005	Pro forma Six months Ended June 30, 2005
Net Income:
As Reported	$2,497	$5,060
Add: Total stock-based compensation expense included in reported net income, net of tax effect	33	69
Deduct: Total stock-based compensation expense, determined under fair value method for all awards, net of tax effect	(97)	(195)

Pro Forma	$2,433	$4,934

Basic earnings per share:
As Reported	$0.40	$0.82
Pro Forma	0.39	0.80
Diluted earnings per share:
As Reported	$0.39	$0.80
Pro Forma	0.38	0.78

The fair value of options granted during the six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2006	4.94%	4.50	20%	3.70%	$4.16
June 30, 2005	3.91%	6.00	20%	4.32%	$2.99

NOTE 4. Stock Option and Award Plans

In September 1994, Heritage Bank’s stockholders approved the adoption of the 1994 stock option plan, providing for the award of a restricted stock award to a key officer, incentive stock options to employees and nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. On September 24, 1996, Heritage Bank’s stockholders approved the adoption of the 1997 stock option plan, which is generally similar to the 1994 plan. On October 15, 1998, the Company’s stockholders approved the adoption of the 1998 stock option plan, which is similar to the 1994 and 1997 plans. The 1998 plan does not affect any options granted under the 1994 or 1997 plans. On April 25, 2002, the Company’s stockholders approved the adoption of the 2002 Incentive Stock Option Plan, the 2002 Director Nonqualified Stock Option Plan and the 2002 Restricted Stock Plan, which are generally similar to the 1994, 1997 and

1998 stock plans. On April 27, 2006, the Company’s stockholders approved the adoption of the 2006 Incentive Stock Option Plan, the 2006 Director Nonqualified Stock Option Plan and the 2006 Restricted Stock Plan, which are generally similar to the 1994, 1997, 1998 and 2002 stock plans.

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 362,246 shares. The 1997 plan provides for the granting of options and stock awards up to 270,333 common shares. The 1998 plan provides for the grant of stock options for up to 414,750 and stock awards for up to 69,431 shares. The 2002 and 2006 Incentive Stock Option plans provide for the grant of stock options for up to 451,500 and 400,000 shares, respectively. The 2002 and 2006 Director Nonqualified Stock Option Plans provide for the grant of stock options for up to 73,500 and 75,000 shares, respectively. The 2002 and 2006 Restricted Stock Plans provide for the grant of stock awards for up to 52,500 and 25,000 shares, respectively.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued have a five-year cliff vesting. The Company issues new shares to satisfy share option exercises.

The following table summarizes stock option and award activity for the six months ended June 30, 2006.

	Outstanding Options		Outstanding Awards of Restricted Stock
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2005	610,348	$16.88	64,475	$16.15

Options and awards granted	104,100	26.01	16,000	26.05
Less: Options exercised/Awards vested	(58,697)	13.10	—	—
Expired or canceled	(3,975)	24.81	1,000	27.73

Balance at June 30, 2006	651,776	$18.63	79,475	$18.00

Financial data pertaining to outstanding stock options and exercisable stock options at June 30, 2006 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$10.60	81,592	1.5	$8.93	81,592	$8.93
$11.67	86,689	2.7	11.67	86,689	11.67
$15.19—$18.14	10,069	3.6	17.96	10,069	17.96
$20.11	107,519	4.8	20.11	70,046	20.11
$20.36	121,965	3.8	20.36	121,965	20.36
$20.50	127,302	5.7	20.50	41,370	20.50
$20.71—$24.05	14,940	6.1	21.85	2,625	21.15
$25.94—$27.22	101,700	6.8	25.97	—	—

	651,776	4.4	$18.63	414,356	$16.21

At June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $5.0 million and $4.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $769,000 and $398,000, respectively. The weighted average remaining contractual life of exercisable option shares as of June 30, 2006 was 4.3 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $396,000 and $339,000, respectively.

NOTE 5. Business Combination

On June 1, 2006 the Company acquired Western Washington Bancorp, Inc. (WWB) and its wholly-owned subsidiary, Washington State Bank, N.A., in an acquisition accounted for under the purchase method of accounting. The results of WWB have been included in the consolidated financial statements since the date of acquisition. This merger was consistent with the Company’s growth strategy and provides the opportunity to expand into the south King County market in Washington State.

The aggregate purchase price was $10.1 million and included cash of $3.8 million, 231,225 shares of common stock valued at $5.7 million and $0.7 million in direct merger costs. The value of the 231,235 shares issued was determined based on the $24.49 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of January 24, 2006 when the number of shares to be issued was determined. Total transaction expenses of $1.2 million included $700,000 of direct expenses noted above and $464,000 of merger expenses that were paid by WWB prior to the close of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$2,455
Securities	4,887
Loans, net of allowance for loan losses	40,739
Goodwill	5,874
Core deposit intangible	1,382
Premises and equipment, net	95
Other assets	1,455

Total assets	$56,887

Liabilities assumed:
Deposits	44,282
FHLB advances and other borrowings	1,953
Other liabilities	525

Total liabilities	$46,760

Net assets acquired	$10,127

The core deposit intangible of $1.4 million is being amortized on a straight-line basis over 8 years. Goodwill of $5.9 million is not amortized but will be reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate a potential impairment.

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including income taxes, direct costs and compensation adjustments.

The following table presents unaudited pro forma results of operations for the six months ended June 30, 2006 and 2005 assuming the acquisition occurred on January 1, 2005. The Company expects to realize cost savings as a result of the WWB merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the six months ended June 30, 2006

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$17,269	$1,131	$22	(a)	$18,422
Provision for loan losses	240	176	—		416
Noninterest income	3,688	136	—		3,824
Noninterest expense	13,100	1,648	(392	)(b)	14,356

Income before provision for income taxes	7,617	(557)	414		7,474
Provision for income taxes	2,517	(119)	69	(c)	2,467

Net Income	$5,100	$(438)	$345		$5,007

Basic earnings per share	$0.81				$0.78
Diluted earnings per share	$0.79				$0.75
Basic weighted average shares outstanding	6,261,762				6,454,458
Diluted weighted average shares outstanding	6,483,607				6,676,303

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents merger related costs of $464 less amortization of intangibles of $72.

(c)	Income tax effect of proforma adjustments.

For the six months ended June 30, 2005

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$16,706	$1,344	$22	(a)	$18,072
Provision for loan losses	375	(28)	—		347
Noninterest income	3,106	133	—		3,239
Noninterest expense	11,927	1,114	86	(b)	13,127

Income before provision for income taxes	7,510	391	(64)		7,837
Provision for income taxes	2,450	133	(22	)(c)	2,561

Net Income	$5,060	$258	$(42)		$5,276

Basic earnings per share	$0.82				$0.82
Diluted earnings per share	$0.80				$0.80
Basic weighted average shares outstanding	6,195,504				6,426,739
Diluted weighted average shares outstanding	6,356,509				6,587,744

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$662,361	$24,836	7.56%	$603,040	$20,847	6.97%
Taxable securities	40,890	840	4.14	44,037	758	3.47
Nontaxable securities	4,431	80	3.63	4,001	72	3.66
Interest earning deposits	1,211	26	4.33	3,031	36	2.42
Federal Home Loan Bank stock	3,098	—	—	3,064	15	0.97

Total interest earning assets	$711,991	$25,782	7.30%	$657,173	$21,728	6.67%
Noninterest earning assets	51,414			47,167

Total assets	$763,405			$704,340

Interest Bearing Liabilities:
Certificates of deposit	$291,674	$5,541	3.83%	$249,282	$3,235	2.62%
Savings accounts	94,408	763	1.63	99,077	501	1.02
Interest bearing demand and money market accounts	179,442	1,484	1.67	169,320	773	0.92

Total interest bearing deposits	565,524	7,788	2.78	517,679	4,509	1.76
FHLB advances and other borrowings	28,729	725	5.09	35,487	513	2.91

Total interest bearing liabilities	$594,253	$8,513	2.89%	$553,166	$5,022	1.83%
Demand and other noninterest bearing deposits	91,957			82,411
Other noninterest bearing liabilities	6,991			5,162
Stockholders’ equity	70,204			63,601

Total liabilities and stockholders’ equity	$763,405			$704,340

Net interest income		$17,269			$16,706
Net interest spread			4.41%			4.84%
Net interest margin			4.89%			5.13%
Average interest earning assets to average interest bearing liabilities			119.81%			118.80%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the six months ended June 30, 2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$2,225	$1,764	$3,989
Taxable securities	(65)	147	82
Nontaxable securities	8	—	8
Interest earning deposits	(39)	29	(10)
Federal Home Loan Bank stock	—	(15)	(15)

Interest income	$2,129	$1,925	$4,054

Interest bearing liabilities:
Certificates of deposit	$806	$1,500	$2,306
Savings accounts	(38)	300	262
Interest bearing demand and money market accounts	83	628	711

Total interest bearing deposits	851	2,428	3,279
FHLB advances and other borrowings	(170)	382	212
Interest expense	$681	$2,810	$3,491

Financial Condition Data

Total assets increased $77.1 million (10.3%) to $828.3 million as of June 30, 2006 from the December 31, 2005 balance of $751.2 million. Of this increase in total assets, $56.9 million was to due to the WWB acquisition. Deposits increased $72.2 million (11.3%) to $708.7 million as of June 30, 2006 from the December 31, 2005 balance of $636.5 million. Of this increase in deposits, $44.3 million was to due to the WWB acquisition. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $69.0 million (10.7%) to $712.8 million as of June 30, 2006 from the December 31, 2005 balance of $643.8 million. Of this increase in net loans, $40.7 million was to due to the WWB acquisition. Commercial loans increased by $62.9 million to $421.7 million as of June 30, 2006 from the December 31, 2005 balance of $359.8 million. Commercial loans continue to be the largest segment of loans at 58.4% and 55.2% as a percentage of total loans as of June 30, 2006 and December 31, 2005, respectively.

Earnings Summary

Net income was $0.39 per diluted share for the three months ended June 30, 2006 and June 30, 2005. Actual earnings for the three months ended June 30, 2006 were $2,535,000 compared to $2,497,000 for the same period in 2005, an increase of 1.5%. Net income for the six months ended June 30, 2006 was $0.79 per diluted share compared to $0.80 per diluted share for the same period last year, an decrease of 1.3%. Actual earnings for the six months ended June 30, 2006 were $5,100,000 compared to $5,060,000 for the same period in 2005, an increase of 0.8%.

Return on average equity for the quarter ended June 30, 2006 was 14.13% compared to 15.60% for the same period last year. Average equity increased by $7.8 million to $72.0 million for the three months ended June 30, 2006 versus $64.2 million for the same period last year. For the six months ended June 30, 2006, the Company’s return on average equity was 14.39% compared to 16.04% for the six months ended June 30, 2005. Average equity for the six months ended June 30, 2006 increased to $70.2 million from $63.6 million for the six months ended June 30, 2005. The Company’s capital position remains strong at 9.09% of total assets as of June 30, 2006, up from 8.79% at June 30, 2005.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2006 increased 4.8% to $8,784,000 from $8,383,000 for the same quarter in 2005. Net interest income before provision for loan losses for the six months ended June 30, 2006 increased 3.4% to $17,269,000 from $16,706,000 for the same period in 2005. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.83% for the current quarter from 5.09% for the same quarter last year. The net interest margin decreased to 4.89% for the six months ended June 30, 2006 from 5.13% for the same period in 2005. One of the methods in which we have been able to maintain our net interest margin near 5.0% is our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $95.3 million for the quarter ended June 30, 2006 versus $83.6 million for the quarter ended June 30, 2005, an increase of 14.0%. Maintaining a margin near 5.0% will be a challenge this year. Short-term interest rates have increased at a much faster pace than longer-term interest rates over the last several months and this has had the effect of narrowing our net interest margin. While we continue to focus on increasing our asset sensitivity, a continuation of a “flat” yield curve and a very competitive business environment may have the effect of reducing our net interest margin further.

Interest income increased $2.3 million, or 20.8%, for the three months ended June 30, 2006 as compared to the second quarter last year and interest expense increased $1.9 million, or 70.3%, during this same period. Interest income for the six months ended June 30, 2006 increased $4.1 million, or 18.7%, as compared to the same period last year and interest expense increased $3.5 million, or 69.5%, during this same period. Loans averaged $680.5 million with an average yield of 7.62% for the three months ended June 30, 2006 compared to average loans of $608.1 million with an average yield of 7.03% for the same period in 2005. Loans averaged $662.4 million with an average yield of 7.56% for the six months ended June 30, 2006 compared to average loans of $603.0 million with an average yield of 6.97% for the same period in 2005. Certificates of deposit averaged $297.9 million with an average cost of 4.00% for the three months ended June 30, 2006 compared to $255.0 million with an average cost of 2.78% for the same period in 2005. Certificates of deposit averaged $291.7 million with an average cost of 3.83% for the six months ended June 30, 2006 compared to $249.3 million with an average cost of 2.62% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses was $100,000 for the three months ended June 30, 2006, a decrease of $110,000 over the provision for loan losses during the second quarter of 2005. The provision for loan losses was $240,000 for the six months ended June 30, 2006 down from $375,000 for the same period in 2005. The decrease were primarily due to net recoveries of $138,000 and $257,000 for the three and six months ended June 30, 2006, respectively.

Noninterest Income

Noninterest income increased 17.7% to $1,917,000 for the three months ended June 30, 2006 compared with $1,629,000 for the same quarter in 2005. Noninterest income increased 18.7% to $3,688,000 for the six months ended June 30, 2006 from $3,106,000 for same period in 2005. The increases for the three and six months ended June 30, 2006 were primarily due to increases in service charges of $109,000 and $256,000, respectively, and in merchant visa income of $58,000 and $143,000, respectively.

Noninterest Expense

Noninterest expense increased 11.7% to $6,816,000 during the three months ended June 30, 2006 compared to $6,100,000 for the same period during 2005. Noninterest expense increased 9.8% to $13,100,000 for the six months ended June 30, 2006 from $11,927,000 for the same period last year. These increases were due primarily to increases in salaries and benefits expense which increased by $545,000 and $905,000 for the three and six months ended June 30, 2006, respectively, compared to the same periods last year. These increases were due to new loan officer hires in last half of 2005 and first half of 2006, additional personnel associated with the new branch in Sumner and the acquisition of Western Washington Bancorp and adoption of the new accounting pronouncement related to stock option compensation. Merchant visa expense increased $54,000 and $120,000 for the three and six months ended June 30, 2006, respectively, compared to the same periods last year.

The efficiency ratio for the quarter ended June 30, 2006 was 63.7% compared to 60.9% for the comparable quarter in 2005. The efficiency ratio for the six months ended June 30, 2006 was 62.5% compared to 60.2% for the same period last year. The efficiency ratio increases are primarily a result of increased noninterest expense due to the factors listed above. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $722.6 million at June 30, 2006 from $652.3 million at December 31, 2005. Of this increase, $41.5 million was due to the WWB acquisition.

	At June 30, 2006	% of Total	At December 31, 2005	% of Total
	(Dollars in thousands)
Commercial	$421,662	58.3%	$358,808	55.2%
Real estate mortgages
One-to-four family residential	56,646	7.8	53,098	8.1
Five or more family residential and commercial properties	173,099	24.0	164,788	25.3

Total real estate mortgages	229,745	31.8	217,886	33.4
Real estate construction
One-to-four family residential	44,473	6.2	42,245	6.5
Five or more family residential and commercial properties	13,977	1.9	21,355	3.2

Total real estate construction	58,450	8.1	63,600	9.7
Consumer	14,998	2.1	12,855	2.0

Gross loans	724,855	100.3	654,149	100.3
Less: deferred loan fees	(2,252)	(0.3)	(1,852)	(0.3)

Total loans	$722,603	100.0%	$652,297	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2006	At December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$2,603	$836
Other real estate owned	225	371

Total nonperforming assets	$2,828	$1,207

Accruing loans past due 90 days or more	$—	$—
Potential problem loans	10,881	9,882
Allowance for loan losses	9,742	8,496
Nonperforming loans to loans	0.36%	0.13%
Allowance for loan losses to loans	1.35%	1.30%
Allowance for loan losses to nonperforming loans	374.28%	1,016.27%
Nonperforming assets to total assets	0.34%	0.16%

Nonperforming assets increased to $2,828,000, or 0.34% of total assets at June 30, 2006 from $1,207,000, or 0.16% of total assets at December 31, 2005. We believe that we are adequately reserved for losses in the portfolio as of June 30, 2006. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. For each classified loan, we may have a specific provisions based on careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for each classified loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$722,585	$624,149
Average loans outstanding during period	662,361	603,040
Allowance balance at beginning of period	8,496	8,295
Provision for loan losses	240	375
Allowance acquired through acquisition	749	—
Charge offs:
Real estate	(4)	—
Commercial	—	(505)
Agriculture	—	(89)
Consumer	(28)	(17)

Total charge offs	(32)	(611)

Recoveries:
Real estate	24	5
Commercial	252	38
Agriculture	—	10
Consumer	13	1

Total recoveries	289	54

Net recoveries (charge offs)	257	(557)

Allowance balance at end of period	$9,742	$8,113

Allowance for loan loss to loans	1.35%	1.30%
Ratio of net recoveries (charge offs) during period to average loans outstanding	0.04%	(0.09)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2006 increased by $1,246,000 to $9.7 million from $8.5 million at December 31, 2005. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2006, cash and cash equivalents totaled $28.3 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $14.6 million, or 2.0% of total assets. At June 30, 2006, our banks maintained a credit facility with the FHLB of Seattle for $139.2 million, with $32.1 million in FHLB borrowings as of June 30, 2006.

Capital

Stockholders’ equity at June 30, 2006 was $75.3 million compared with $66.1 million at December 31, 2005. During the six months ended June 30, 2006, we declared dividends of $2.5 million, realized income of $5.1 million, recorded $214,000 in unrealized losses on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $1.2 million. In addition, common stock was issued in the amount of $5.7 million relating to the acquisition of Western Washington Bancorp.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2006 our leverage ratio was 8.1% compared with 8.2% at December 31, 2005. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.2% and 10.4%, respectively, at June 30, 2006 compared with 9.5% and 10.8%, respectively, at December 31, 2005.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier

I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2006.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2006.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended June 30, 2006, the Company repurchased 367 shares at an average price of $24.50. In total, the Company has repurchased 87,539 shares at an average price of $20.79 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2006 – April 30, 2006	—	$—	5,935,138	222,578
May 1, 2006 – May 31, 2006	327	$24.50	5,935,465	222,251
June 1, 2006 – June 30, 2006	40	$24.50	5,935,505	222,211

Total	367	$24.50	5,935,505	222,211

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 27 2006.

b.	The following directors were elected to serve for a term of three years: Gary B. Christensen, John A. Clees, Kimberly T. Ellwanger and Philip S. Weigand.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Gary B. Christensen	5,734,625	28,083
John A. Clees	5,669,356	93,352
Kimberly T. Ellwanger	5,716,118	46,590
Philip S. Weigand	5,739,375	23,333

The Incentive Stock Option Plan of 2006, the Director Nonqualified Stock Option Plan of 2006, and the Restricted Stock Plan of 2006 were adopted:

	Yes	No	Withheld
Incentive Stock Option Plan of 2006	3,630,808	647,251	1,484,649
Director Nonqualified Stock Option Plan of 2006	3,698,471	578,828	1,485,409
Restricted Stock Plan of 2006	3,735,955	544,356	1,482,397

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005 (8)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statement on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2005.

(8)	Incorporated by reference to the Quarterly Report on Form 10Q dated November 2, 2004.

(9)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: August 3, 2006	/s/ Donald V. Rhodes
Donald V. Rhodes
Chairman and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)