Form 10-Q
period 2006-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2006-11-03
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 12, 2006 there were 6,568,180 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$14,179	$11,123	$39,015	$31,970
Taxable interest on investment securities	445	408	1,285	1,166
Nontaxable interest on investment securities	42	39	122	111
Interest on federal funds sold and interest bearing deposits	16	11	42	47
Dividends on Federal Home Loan Bank stock	—	—	—	15

Total interest income	14,682	11,581	40,464	33,309
INTEREST EXPENSE:
Deposits	4,962	2,795	12,750	7,304
Other borrowings	329	231	1,054	744

Total interest expense	5,291	3,026	13,804	8,048

Net interest income	9,391	8,555	26,660	25,261
Provision for loan losses	240	210	480	585

Net interest income after provision for loan losses	9,151	8,345	26,180	24,676
NONINTEREST INCOME:
Gains on sales of loans, net	34	85	124	231
Brokered mortgage income	216	43	442	104
Service charges on deposits	857	745	2,421	2,053
Rental income	85	79	241	232
Merchant visa income	705	587	1,891	1,630
Other income	269	180	735	575

Total noninterest income	2,166	1,719	5,854	4,825
NONINTEREST EXPENSE:
Salaries and employee benefits	3,646	3,150	10,765	9,364
Occupancy and equipment	1,039	960	3,018	2,913
Data processing	376	302	1,020	918
Marketing	210	145	460	369
Office supplies and printing	128	100	331	308
Merchant visa	555	468	1,481	1,274
Professional services	144	147	466	509
State and local taxes	229	174	620	516
Other expense	653	620	1,920	1,821

Total noninterest expense	6,980	6,066	20,081	17,992

Income before federal income taxes	4,337	3,998	11,953	11,509
Federal income taxes	1,447	1,275	3,964	3,725

Net income	$2,890	$2,723	$7,989	$7,784

Earnings per share:
Basic	$0.45	$0.44	$1.26	$1.26
Diluted	$0.43	$0.43	$1.22	$1.23
Dividends declared per share:	$0.205	$0.185	$0.600	$0.523

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash on hand and in banks	$23,298	$24,972
Interest earning deposits	1,517	3,030
Investment securities available for sale	40,898	41,856
Investment securities held to maturity	4,155	3,966
Loans held for sale	—	263
Loans receivable	733,224	652,034
Less: Allowance for loan losses	(9,900)	(8,496)

Loans receivable, net	723,324	643,538
Other real estate owned	225	371
Premises and equipment, at cost, net	15,097	15,801
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,072
Accrued interest receivable	4,189	3,566
Prepaid expenses and other assets	4,092	2,811
Deferred federal income taxes, net	1,806	1,266
Intangible assets, net	600	—
Goodwill	13,015	6,640

Total assets	$835,443	$751,152

Liabilities and Stockholders’ Equity
Deposits	$728,344	$636,504
Advances from Federal Home Loan Bank	19,436	39,900
Other borrowings	3,700	—
Accrued expenses and other liabilities	6,560	8,628

Total liabilities	758,040	685,032
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,565,641 and 6,255,921 shares outstanding at September 30, 2006 and December 31, 2005, respectively	24,097	17,606
Unearned compensation - ESOP and other	(557)	(1,151)
Retained earnings, substantially restricted	54,453	50,347
Accumulated other comprehensive loss, net	(590)	(682)

Total stockholders’ equity	77,403	66,120
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$835,443	$751,152

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2005	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation – restricted stock awards	—	(527)	527	—	—	—
Restricted stock awards granted	16	—	—	—	—	—
Restricted stock awards cancelled	(1)	—	—	—	—	—
Stock option compensation expense	—	261	—	—	—	261
Earned ESOP shares and restricted stock shares	7	302	67	—	—	369
Stock repurchase	(2)	(40)	—	—	—	(40)
Exercise of stock options (including tax benefits from nonqualified stock options)	62	833	—	—	—	833
Acquisition of Western Washington Bancorp	231	5,662	—	—	—	5,662
Net income	—	—	—	7,989	—	7,989
Change in fair value of securities available for sale, net of tax	—	—	—	—	92	92
Cash dividends declared	—	—	—	(3,883)	—	(3,883)

Balance at September 30, 2006	6,566	$24,097	$(557)	$54,453	$(590)	$77,403

	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income	2006	2005	2006	2005
Net income	$2,890	$2,723	$7,989	$7,784
Change in fair value of securities available for sale, net of tax of $165, $(75), $49, $(134)	306	(140)	92	(253)

Comprehensive income	$3,196	$2,583	$8,081	$7,531

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(Dollars in thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$7,989	$7,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,236	1,332
Deferred loan fees, net of amortization	320	177
Provision for loan losses	480	585
Federal Home Loan Bank stock dividends	—	(34)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(3,703)	(3,914)
Recognition of compensation related to ESOP shares and restricted stock awards	369	298
Stock option compensation expense	261	—
Tax benefit realized from stock options exercised	(22)	—
Amortization of intangible assets	26	—
Gain on sale of other real estate owned	(14)	(7)
Gain on sale of premises and equipment	(70)	(4)
Deferred income taxes	(291)	—
Net (increase) decrease in loans held for sale	263	(94)

Net cash provided by operating activities	6,844	6,123

Cash flows from investing activities:
Loans originated, net of principal payments and loan sales	(39,892)	(35,552)
Purchase of Western Washington Bancorp, net of cash acquired	(2,036)	—
Proceeds from maturities/calls of investment securities available for sale	4,500	5,191
Proceeds from maturities/calls of investment securities held to maturity	206	108
Proceeds from sales of investment securities available for sale	2,248	—
Proceeds from redemption of Federal Reserve Bank stock	141	—
Purchase of investment securities available for sale	(737)	(2,921)
Purchase of investment securities held to maturity	(415)	(2,170)
Purchase of premises and equipment	(502)	(562)
Proceeds from sale of other real estate owned	430	183
Proceeds from sale of premises and equipment	131	9

Net cash used in investing activities	(35,926)	(35,714)

Cash flows from financing activities:
Net increase in deposits	47,558	52,941
Net decrease in borrowed funds	(22,417)	(21,375)
Proceeds from issuance of long-term debt	3,700	—
Cash dividends paid	(3,739)	(3,143)
Proceeds from exercise of stock options	811	583
Tax benefit realized from stock options exercised	22	—
Stock repurchased	(40)	(1,604)

Net cash provided by financing activities	25,895	27,402

Net decrease in cash and cash equivalents	(3,187)	(2,189)
Cash and cash equivalents at beginning of period	28,002	25,339

Cash and cash equivalents at end of period	$24,815	$23,150

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$13,928	$8,092
Federal income taxes	4,728	3,852
Supplemental disclosures of cash flow information:
Elimination of unearned compensation – restricted stock awards	527	—
Loans transferred to/from other real estate owned	45	176
Tax benefit from nonqualified stock options	—	56
Stock dividend to be distributed	—	6,338

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2006 and 2005

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2005 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

All prior year share and per share amounts have been restated to reflect the 5% stock dividend declared by the Board of Directors on September 15, 2005, payable to shareholders of record on September 30, 2005 and distributed on October 14, 2005.

(c.) Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material impact.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic:
Weighted average shares outstanding	6,562,869	6,247,550	6,409,764	6,255,615
Less: Weighted average unvested restricted stock awards	(79,475)	(62,475)	(73,369)	(63,625)

Basic weighted average shares outstanding	6,483,394	6,185,075	6,336,395	6,191,990

Diluted:
Basic weighted average shares outstanding	6,483,394	6,185,075	6,336,395	6,191,990
Incremental shares from unexercised stock options and unvested restricted stock awards	220,336	159,251	221,665	160,389

Weighted average shares outstanding	6,703,730	6,344,326	6,558,060	6,352,379

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months and nine months ended September 30, 2006, anti-dilutive shares outstanding related to options to acquire common stock totaled 102,743 and 63,291, respectively. For the three months and nine months ended September 30, 2005, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On September 21, 2006, we announced a quarterly cash dividend of 20.5 cents per share payable on October 31, 2006 to stockholders of record on October 16, 2006.

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

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2006 was $447,000 ($369,000 after tax), or $0.06 for basic and diluted earnings per share. Included in this expense is $261,000 ($248,000 after tax), or $0.04 for basic and diluted earnings per share attributable to the Company’s adoption of SFAS 123R. As of September 30, 2006, the total unrecognized compensation expense related to non-vested stock awards was $759,000 and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three and nine months ended September 30, 2005 (dollars in thousands, except per share amounts):

	Pro forma Three months Ended September 30, 2005	Pro forma Nine months Ended September 30, 2005
Net Income:
As Reported	$2,723	$7,784
Add: Total stock-based compensation expense included in reported net income, net of tax effect	33	102
Deduct: Total stock-based compensation expense, determined under fair value method for all awards, net of tax effect	(78)	(293)

Pro Forma	$2,678	$7,593

Basic earnings per share:
As Reported	$0.44	$1.26
Pro Forma	0.44	1.23
Diluted earnings per share:
As Reported	$0.43	$1.23
Pro Forma	0.43	1.20

The fair value of options granted during the nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2006	4.93%	4.50	20%	3.69%	$4.17
September 30, 2005	3.91%	6.00	20%	4.32%	$2.85

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

Under these stock option plans, on the date of grant, the exercise price of the option must at least equal the market value per share of the Company’s common stock. The 1994 plan provides for the grant of options and stock awards up to 362,246 shares. The 1997 plan provides for the granting of options and stock awards up to 270,333 common shares. The 1998 plan provides for the grant of stock options for up to 414,750 shares and stock awards for up to 69,431 shares. The 2002 and 2006 Incentive Stock Option plans provide for the grant of stock options for up to 451,500 and 400,000 shares, respectively. The 2002 and 2006 Director Nonqualified Stock Option Plans provide for the grant of stock options for up to 73,500 and 75,000 shares, respectively. The 2002 and 2006 Restricted Stock Plans provide for the grant of stock awards for up to 52,500 and 25,000 shares, respectively.

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued have a five-year cliff vesting. The Company issues new shares to satisfy share option exercises.

The following table summarizes stock option and award activity for the nine months ended September 30, 2006.

	Outstanding Options		Outstanding Awards of Restricted Stock
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2005	610,348	$16.88	64,475	$16.15

Options and awards granted	106,500	26.04	16,000	26.05
Less: Options exercised/Awards vested	(61,421)	13.21	—	—
Expired or canceled	(3,975)	24.81	(1,000)	27.73

Balance at September 30, 2006	651,452	$18.67	79,475	$18.00

Financial data pertaining to outstanding stock options and exercisable stock options at September 30, 2006 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$10.60	80,882	1.3	$8.92	80,882	$8.92
$11.67	86,180	2.4	11.67	86,180	11.67
$15.19—$18.14	9,819	3.4	18.03	9,819	18.03
$20.11	107,104	4.5	20.11	69,631	20.11
$20.36	121,335	3.5	20.36	121,335	20.36
$20.50	127,092	5.4	20.50	41,160	20.50
$20.71—$24.05	14,940	5.8	21.85	3,780	21.15
$25.94—$27.32	104,100	6.6	26.00	—	—

	651,452	4.2	$18.67	412,787	$16.23

At September 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $5.1 million and $4.2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $811,000 and $582,000, respectively. The weighted average remaining contractual life of exercisable option shares as of September 30, 2006 was 4.1 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $400,000 and $339,000, respectively.

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

The aggregate purchase price was $10.1 million and included cash of $3.8 million, 231,225 shares of common stock valued at $5.7 million and $0.7 million in direct merger costs. The value of the 231,235 shares issued was determined based on the $24.49 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of January 24, 2006 when the number of shares to be issued was determined. Total transaction expenses of $1.2 million included $710,000 of direct expenses noted above and $464,000 of merger expenses that were paid by WWB prior to the close of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$2,455
Securities	4,887
Loans, net of allowance for loan losses	40,739
Goodwill	6,375
Core deposit intangible	626
Premises and equipment, net	95
Other assets	1,374

Total assets	$56,551

Liabilities assumed:
Deposits	44,282
FHLB advances and other borrowings	1,953
Other liabilities	179

Total liabilities	$46,414

Net assets acquired	$10,137

The core deposit intangible of $626,000 is being amortized on a straight-line basis over 8 years. Goodwill of $6.4 million is not amortized but will be reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate a potential impairment.

Additional adjustments to the purchase price allocation may occur as certain items are based on estimates at the time of acquisition, including income taxes, direct costs and compensation adjustments.

The following table presents unaudited pro forma results of operations for the nine months ended September 30, 2006 and 2005 assuming the acquisition occurred on January 1, 2005. The Company expects to realize cost savings as a result of the WWB merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

For the nine months ended September 30, 2006

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$26,660	$1,131	$34	(a)	$27,825
Provision for loan losses	480	176	—		656
Noninterest income	5,854	136	—		5,990
Noninterest expense	20,081	1,648	(431	)(b)	21,298

Income before provision for income taxes	11,953	(557)	465		11,861
Provision for income taxes	3,964	(119)	87	(c)	3,932

Net Income	$7,989	$(438)	$378		$7,929

Basic earnings per share	$1.26				$1.23
Diluted earnings per share	$1.22				$1.19
Basic weighted average shares outstanding	6,336,395				6,464,859
Diluted weighted average shares outstanding	6,558,060				6,686,524

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents merger related costs of $464 less amortization of intangibles of $33.

(c)	Income tax effect of proforma adjustments.

For the nine months ended September 30, 2005

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$25,261	$2,084	$34	(a)	$27,379
Provision for loan losses	585	(28)	—		557
Noninterest income	4,825	186	—		5,011
Noninterest expense	17,992	1,703	58	(b)	19,753

Income before provision for income taxes	11,509	595	(24)		12,080
Provision for income taxes	3,725	204	(8	)(c)	3,921

Net Income	$7,784	$391	$(16)		$8,159

Basic earnings per share	$1.26				$1.27
Diluted earnings per share	$1.23				$1.24
Basic weighted average shares outstanding	6,191,990				6,423,225
Diluted weighted average shares outstanding	6,352,379				6,583,614

(a)	Amount represents amortization of purchase adjustments.

(b)	Amount represents amortization of intangibles.

(c)	Income tax effect of proforma adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. Effective January 8, 1998, our common stock began to trade on the NASDAQ National Market under the symbol “HFWA”.

The following tables provide relevant net interest income information for selected time periods. The average loan balances presented in the tables are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$715,564	$14,179	7.86%	$616,705	$11,123	7.16%
Taxable investment securities	40,395	445	4.37	44,091	408	3.67
Nontaxable investment securities	4,620	42	3.64	4,284	39	3.61
Interest earning deposits	1,282	16	4.83	1,231	11	3.59
Federal Home Loan Bank stock	3,227	—	—	3,157	—	—

Total interest earning assets	$765,088	$14,682	7.61%	$669,468	$11,581	6.86%
Noninterest earning assets	58,325			49,485

Total assets	$823,413			$718,953

Interest Bearing Liabilities:
Certificates of deposit	$319,504	$3,477	4.32%	$272,328	$2,091	3.05%
Savings accounts	95,304	441	1.83	95,714	239	0.99
Interest bearing demand and money market accounts	198,191	1,044	2.09	167,250	465	1.10

Total interest bearing deposits	612,999	4,962	3.21	535,292	2,795	2.07
FHLB advances and other borrowings	22,543	329	5.79	24,137	231	3.80

Total interest bearing liabilities	$635,542	$5,291	3.30%	$559,429	$3,026	2.15%
Demand and other noninterest bearing deposits	102,911			87,867
Other noninterest bearing liabilities	7,391			6,040
Stockholders’ equity	77,569			65,617

Total liabilities and stockholders’ equity	$823,413			$718,953

Net interest income		$9,391			$8,555
Net interest spread			4.31%			4.72%
Net interest margin			4.87%			5.07%
Average interest earning assets to average interest bearing liabilities			120.38%			119.67%

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$680,290	$39,015	7.67%	$607,645	$31,970	7.03%
Taxable investment securities	40,723	1,285	4.22	44,055	1,166	3.54
Nontaxable investment securities	4,495	122	3.63	4,097	111	3.64
Interest earning deposits	1,235	42	4.51	2,425	47	2.62
Federal Home Loan Bank stock	3,141	—	—	3,095	15	0.63

Total interest earning assets	$729,884	$40,464	7.41%	$661,317	$33,309	6.73%
Noninterest earning assets	53,743			47,948

Total assets	$783,627			$709,265

Interest Bearing Liabilities:
Certificates of deposit	$301,053	$9,018	4.00%	$257,048	$5,327	2.77%
Savings accounts	94,710	1,204	1.70	97,944	739	1.01
Interest bearing demand and money market accounts	185,760	2,528	1.82	168,622	1,238	0.98

Total interest bearing deposits	581,523	12,750	2.93	523,614	7,304	1.87
FHLB advances and other borrowings	26,644	1,054	5.29	31,662	744	3.14

Total interest bearing liabilities	$608,167	$13,804	3.03%	$555,276	$8,048	1.94%
Demand and other noninterest bearing deposits	95,648			84,250
Other noninterest bearing liabilities	7,126			5,458
Stockholders’ equity	72,686			64,281

Total liabilities and stockholders’ equity	$783,627			$709,265

Net interest income		$26,660			$25,261
Net interest spread			4.38%			4.80%
Net interest margin			4.88%			5.11%
Average interest earning assets to average interest bearing liabilities			120.01%			119.10%

The following tables provide the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the three months ended September 30, 2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,959	$1,097	$3,056
Taxable investment securities	(41)	78	37
Nontaxable investment securities	3	—	3
Interest earning deposits	1	4	5

Interest income	$1,922	$1,179	$3,101

Interest bearing liabilities:
Certificates of deposit	$513	$873	$1,386
Savings accounts	(2)	204	202
Interest bearing demand and money market accounts	163	416	579

Total interest bearing deposits	674	1,493	2,167
FHLB advances and other borrowings	(23)	121	98

Interest expense	$651	$1,614	$2,265

	For the nine months ended September 30, 2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$4,166	$2,879	$7,045
Taxable investment securities	(105)	224	119
Nontaxable investment securities	11	—	11
Interest earning deposits	(40)	35	(5)
Interest earning deposits	—	(15)	(15)

Interest income	$4,032	$3,123	$7,155

Interest bearing liabilities:
Certificates of deposit	$1,318	$2,373	$3,691
Savings accounts	(41)	506	465
Interest bearing demand and money market accounts	233	1,057	1,290

Total interest bearing deposits	1,510	3,936	5,446
FHLB advances and other borrowings	(198)	508	310

Interest expense	$1,312	$4,444	$5,756

Financial Condition Data

Total assets increased $84.2 million (11.2%) to $835.4 million as of September 30, 2006 from the December 31, 2005 balance of $751.2 million. Of this increase in total assets, $56.6 million was to due to the WWB acquisition. Deposits increased $91.8 million (14.4%) to $728.3 million as of September 30, 2006 from the December 31, 2005 balance of $636.5 million. Of this increase in deposits, $44.3 million was to due to the WWB acquisition. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $79.5 million (12.3%) to $723.3 million as of September 30, 2006 from the December 31, 2005 balance of $643.8 million. Of this increase in net loans, $40.7 million was to due to the WWB acquisition. Commercial loans increased by $59.2 million to $419.0 million as of September 30, 2006 from the December 31, 2005 balance of $359.8 million. Commercial loans continue to be the largest segment of loans at 57.2% and 55.2% as a percentage of total loans as of September 30, 2006 and December 31, 2005, respectively.

Earnings Summary

Net income was $0.43 per diluted share for the three months ended September 30, 2006 and September 30, 2005. Actual earnings for the three months ended September 30, 2006 were $2,890,000 compared to $2,723,000 for the same period in 2005, an increase of 6.1%. Net income for the nine months ended September 30, 2006 was $1.22 per diluted share compared to $1.23 per diluted share for the same period last year. Actual earnings for the nine months ended September 30, 2006 were $7,989,000 compared to $7,784,000 for the same period in 2005, an increase of 2.6%.

Return on average equity for the quarter ended September 30, 2006 was 14.78% compared to 16.47% for the same period last year. Average equity increased by $12.0 million to $77.6 million for the three months ended September 30, 2006 versus $65.6 million for the same period last year. For the nine months ended September 30, 2006, the Company’s return on average equity was 14.70% compared to 16.19% for the nine months ended September 30, 2005. Average equity for the nine months ended September 30, 2006 increased to $72.7 million from $64.3 million for the nine months ended September 30, 2005. The Company’s capital position remains strong at 9.26% of total assets as of September 30, 2006, up from 8.83% at September 30, 2005.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2006 increased 9.8% to $9,391,000 from $8,555,000 for the same quarter in 2005. Net interest income before provision for loan losses for the nine months ended September 30, 2006 increased 5.5% to $26,660,000 from $25,261,000 for the same period in 2005. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.87% for the current quarter from 5.07% for the same quarter last year. The net interest margin decreased to 4.88% for the nine months ended September 30, 2006 from 5.11% for the same period in 2005. One of the methods in which we have been able to maintain our net interest margin near 5.0% is our continued focus on increasing noninterest bearing deposits. Noninterest bearing deposits averaged $102.9 million for the quarter ended September 30, 2006 versus $87.9 million for the quarter ended September 30,

2005, an increase of 17.1%. Maintaining a margin near 5.0% will continue to be a challenge. Short-term interest rates have increased at a much faster pace than longer-term interest rates this year and this has had the effect of narrowing our net interest margin. While we continue to focus on increasing our asset sensitivity, a continuation of a “flat” yield curve and a very competitive business environment may have the effect of reducing our net interest margin further.

Interest income increased $3.1 million, or 26.8%, for the three months ended September 30, 2006 as compared to the same quarter last year and interest expense increased $2.3 million, or 74.9%, during this same period. Interest income for the nine months ended September 30, 2006 increased $7.2 million, or 21.5%, as compared to the same period last year and interest expense increased $5.8 million, or 71.5%, during this same period. Loans averaged $715.6 million with an average yield of 7.86% for the three months ended September 30, 2006 compared to average loans of $616.7 million with an average yield of 7.16% for the same period in 2005. Loans averaged $680.3 million with an average yield of 7.67% for the nine months ended September 30, 2006 compared to average loans of $607.6 million with an average yield of 7.03% for the same period in 2005. Certificates of deposit averaged $319.5 million with an average cost of 4.32% for the three months ended September 30, 2006 compared to $272.3 million with an average cost of 3.05% for the same period in 2005. Certificates of deposit averaged $301.1 million with an average cost of 4.00% for the nine months ended September 30, 2006 compared to $257.0 million with an average cost of 2.77% for the same period in 2005.

Provision for Loan Losses

The provision for loan losses was $240,000 for the three months ended September 30, 2006, an increase of $30,000 over the provision for loan losses during the third quarter of 2005. The provision for loan losses was $480,000 for the nine months ended September 30, 2006 down from $585,000 for the same period in 2005. The decrease was primarily due to net recoveries of $175,000 for the nine months ended September 30, 2006.

Noninterest Income

Noninterest income increased 26.0% to $2,166,000 for the three months ended September 30, 2006 compared with $1,719,000 for the same quarter in 2005. Noninterest income increased 21.3% to $5,854,000 for the nine months ended September 30, 2006 from $4,825,000 for same period in 2005. The increases for the three and nine months ended September 30, 2006 were primarily due to increases in service charges of $112,000 and $368,000, respectively, brokered mortgage income of $173,000 and $338,000, respectively, and in merchant visa income of $118,000 and $261,000, respectively.

Noninterest Expense

Noninterest expense increased 15.1% to $6,980,000 during the three months ended September 30, 2006 compared to $6,066,000 for the same period during 2005. Noninterest expense increased 11.6% to $20,081,000 for the nine months ended September 30, 2006 from $17,992,000 for the same period last year. These increases were due primarily to increases in salaries and benefits expense, which increased by $496,000 and $1,401,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year. These increases were due to new loan officer hires in last half of 2005 and first half of 2006, additional personnel associated with the new branch in Sumner and the acquisition of Western Washington Bancorp and adoption of the new accounting pronouncement related to stock option compensation. Merchant visa expense increased $87,000 and $207,000 for the three and nine months ended September 30, 2006, respectively, compared to the same periods last year.

The efficiency ratio for the quarter ended September 30, 2006 was 60.4% compared to 59.0% for the comparable quarter in 2005. The efficiency ratio for the nine months ended September 30, 2006 was 61.8% compared to 59.8% for the same period last year. The efficiency ratio increases are primarily a result of increased noninterest expense due to the factors listed above. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $733.2 million at September 30, 2006 from $652.3 million at December 31, 2005. Of this increase, $41.5 million was due to the WWB acquisition.

	At September 30, 2006	% of Total	At December 31, 2005	% of Total
	(Dollars in thousands)
Commercial	$419,014	57.2%	$359,808	55.2%
Real estate mortgages
One-to-four family residential	58,906	8.0	53,098	8.1
Five or more family residential and commercial properties	180,931	24.7	164,788	25.3

Total real estate mortgages	239,837	32.7	217,886	33.4
Real estate construction
One-to-four family residential	47,365	6.4	42,245	6.5
Five or more family residential and commercial properties	14,365	2.0	21,355	3.2

Total real estate construction	61,730	8.4	63,600	9.7
Consumer	14,899	2.0	12,855	2.0

Gross loans	735,480	100.3	654,149	100.3
Less: deferred loan fees	(2,256)	(0.3)	(1,852)	(0.3)

Total loans	$733,224	100.0%	$652,297	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2006	At December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$2,112	$836
Other real estate owned	225	371

Total nonperforming assets	$2,337	$1,207

Accruing loans past due 90 days or more	$—	$—
Potential problem loans	11,439	9,882
Allowance for loan losses	9,900	8,496
Nonperforming loans to loans	0.29%	0.13%
Allowance for loan losses to loans	1.35%	1.30%
Allowance for loan losses to nonperforming loans	468.75%	1,016.27%
Nonperforming assets to total assets	0.28%	0.16%

Nonperforming assets increased to $2,337,000, or 0.28% of total assets at September 30, 2006 from $1,207,000, or 0.16% of total assets at December 31, 2005. We believe that we are adequately reserved for losses in the portfolio as of September 30, 2006. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage risk factor that is calculated based on the above-noted elements and trends. For each classified loan, we may have a specific provision based on careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for each classified loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$733,224	$626,174
Average loans outstanding during period (1)	680,290	607,645
Allowance balance at beginning of period	8,496	8,295
Provision for loan losses	480	585
Allowance acquired through acquisition	749	—
Charge offs:
Real estate	(4)	—
Commercial	—	(506)
Agriculture	(55)	(88)
Consumer	(63)	(36)

Total charge offs	(122)	(630)

Recoveries:
Real estate	24	6
Commercial	254	41
Agriculture	—	10
Consumer	19	5

Total recoveries	297	62

Net recoveries (charge offs)	175	(568)

Allowance balance at end of period	$9,900	$8,312

Allowance for loan losses to loans	1.35%	1.31%
Ratio of net recoveries (charge offs) during period to average loans outstanding	0.03%	(0.09)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2006 increased by $1,404,000 to $9.9 million from $8.5 million at December 31, 2005. Based on management’s assessment of loan quality, the Company believes that its allowance for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2006, cash and cash equivalents totaled $24.8 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $14.7 million, or 2.0% of total assets. At September 30, 2006, our banks maintained a credit facility with the FHLB of Seattle for $153.8 million, with $19.4 million in FHLB borrowings as of September 30, 2006.

Capital

Stockholders’ equity at September 30, 2006 was $77.4 million compared with $66.1 million at December 31, 2005. During the nine months ended September 30, 2006, we declared dividends of $3.9 million, realized income of $8.0 million, recorded $92,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $1.5 million. In addition, common stock was issued in the amount of $5.7 million relating to the acquisition of Western Washington Bancorp.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2006 our leverage ratio was 8.0% compared with 8.2% at December 31, 2005. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.3% and 10.6%, respectively, at September 30, 2006 compared with 9.5% and 10.8%, respectively, at December 31, 2005.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2006.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2006.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting during the Company’s quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen-month extension to this program. During the quarter ended September 30, 2006, the Company repurchased 1,176 shares at an average price of $24.50. From March 31, 1999 through September 30, 2006, the Company has repurchased 88,715 shares at an average price of $20.84 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2006 – July 31, 2006	—	$—	5,935,505	222,211
August 1, 2006 – August 31, 2006	1,176	$24.50	5,936,681	221,035
September 1, 2006 – September 30, 2006	—	$—	5,936,681	221,035

Total	1,176	$24.50	5,936,681	221,035

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997 (1)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998 (4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective June 1, 2001 (5)

10.9	Employment Agreement between the Company and Donald V. Rhodes, effective June 1, 2001 (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.11	Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005 (8)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

14.0	Code of Ethics (7)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the definitive Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders held on October 15, 1998.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 20, 2002.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2005.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2004.

(9)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 3, 2006	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)