Form 10-K
period 2006-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2007-03-05
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $138,585,618 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2006.

The Registrant had 6,566,755 shares of common stock outstanding as of February 9, 2007.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement expected to be dated March 22, 2007 for the 2007 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2006

PART I

ITEM 1.	BUSINESS

General

Heritage Financial Corporation (“Company”) is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). During 2004, Heritage Bank changed its charter from a savings bank to a commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties. Central Valley Bank is a Washington state-chartered commercial bank whose deposits are insured by the FDIC under the DIF. During 2005, Central Valley Bank changed its charter from a nationally-chartered commercial bank to a state-chartered commercial bank. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties. In June 2006, the Company completed the acquisition of Western Washington Bancorp (“WWB”) and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was mergered into Heritage Bank on the date of acquisition.

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

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has fourteen full service offices, with seven in Pierce County, five in Thurston County, one in Mason County and one in south King County. Heritage Bank has mortgage origination offices in Thurston County, Mason County and Pierce County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. Our focus is on commercial lending with commercial loans increasing in the recent year to $440.5 million, or 58.8% of total loans, as of December 31, 2006 from $359.8 million, or 55.2% of total loans, as of December 31, 2005. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages increased to $231.8 million, or 30.9% of total loans, at December 31, 2006, from $217.9 million, or 33.4% of total loans, at December 31, 2005.

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

	At December 31,
	2006		2005		2004		2003		2002
	Balance (3)	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$440,450	58.75%	$359,808	55.16%	$336,227	56.06%	$266,252	51.06%	$243,872	51.86%
Real Estate Mortgages
One-four family residential(1)	58,911	7.86	53,098	8.14	58,903	9.82	57,377	11.00	72,846	15.49
Five or more family residential and commercial properties	172,937	23.07	164,788	25.26	152,958	25.50	149,728	28.72	114,750	24.40

Total real estate mortgages	231,848	30.93	217,886	33.40	211,861	35.32	207,105	39.72	187,596	39.89
Real estate construction
One-four family residential	53,298	7.11	42,245	6.48	23,266	3.88	19,881	3.81	29,201	6.21
Five or more family residential and commercial properties	13,532	1.80	21,355	3.27	17,121	2.85	19,570	3.75	3,169	0.67

Total real estate construction(2)	66,830	8.91	63,600	9.75	40,387	6.73	39,451	7.56	32,370	6.88
Consumer	12,976	1.73	12,855	1.97	13,045	2.18	10,043	1.93	7,616	1.62

Gross loans	752,104	100.32%	654,149	100.28%	601,520	100.29%	522,851	100.27%	471,454	100.25%
Less deferred loan fees and other	(2,403)	(0.32)	(1,852)	(0.28)	(1,759)	(0.29)	(1,438)	(0.27)	(1,190)	(0.25)

Total loans receivable and loans held for sale	$749,701	100.00%	$652,297	100.00%	$599,761	100.00%	$521,413	100.00%	$470,264	100.00%

(1)	Includes loans held for sale of $0, $263, $381, $1,018, and $8,113 as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
(2)	Balances are net of undisbursed loan proceeds.
(3)	The June 2006 acquisition of WWB included $41.5 million in total loans.

The following table presents at December 31, 2006 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$164,517	$119,533	$156,400	$440,450
Real estate construction	55,111	10,250	1,469	66,830

Total	$219,628	$129,783	$157,869	$507,280

Fixed rate loans		$60,539	$48,114	$108,653
Variable or adjustable rate loans		69,244	109,754	178,998

Total		$129,783	$157,868	$287,651

Real Estate Lending

Single-Family Residential Real Estate Lending.    The majority of our one to four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% (90% with private mortgage insurance) of the appraised value at origination or cost, whichever is lower, of the underlying collateral. Terms typically range from 15 to 30 years. We offer both fixed rate mortgages and adjustable rate mortgages (“ARMs”) with repricing based on a Treasury Bill or other index. However, our ability to generate volume in ARMs is largely a function of consumer preference and the interest rate environment. Under our current policy we do not originate ARMs with discounted initial interest rates (i.e., “teasers”). We generally sell all government guaranteed mortgages, both fixed rate and adjustable rate. Management determines to what extent we will retain or sell other ARMs and other fixed rate mortgages in their strategy to control our interest rate sensitivity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

Multifamily and Commercial Real Estate Lending.    We originate, on a selective basis, multifamily and commercial real estate loans in our primary market areas. Commercial real estate loans are made for small shopping centers, warehouses, and professional offices. Cash flow coverage to debt servicing requirements is generally 1.2 times or more. Our underwriting standards generally require that the loan-to-value ratio for multifamily and commercial real estate loans not exceed 80% of appraised value at origination or cost, whichever is lower.

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

As of December 31, 2006, we had $440.5 million, or 58.8% of our total loans receivable, in commercial loans. The average loan size is approximately $330,000 with loans generally in amounts of $1,000,000 or less.

Origination and Sales of Loans

We originate real estate and other loans with the majority of the residential mortgage volumes generated from our mortgage loan origination offices. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

Consistent with our asset/liability management strategy, we sell a significant portion of our fixed rate and ARM residential mortgage loans to the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. The timing for making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, we have mortgage loan production which is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $0.5 million, $0.7 million, and $0.9 million in mortgage loans for others as of December 31, 2006, 2005, and 2004, respectively. We received fee income for servicing activities on mortgage loans of $2,000, $4,000, and $10,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Residential mortgage loans:
Originated	$19,600	$25,097	$52,188	$125,438	$91,614
Sold	8,856	13,632	35,822	105,790	74,318
Gains on sales of loans, net	$133	$277	$640	$1,907	$1,404

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2006, we had outstanding commitments to extend credit, including letters of credit, in the amount of $209.9 million.

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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$2,807	$836	$319	$297	$1,987
Real estate and other assets owned	225	371	—	389	296

Total nonperforming assets	$3,032	$1,207	$319	$686	$2,283

Accruing loans past due 90 days or more	$—	$—	$—	$19	$19
Potential problem loans	$5,509	$9,882	$12,184	$10,502	$11,261
Allowance for loan losses	$10,105	$8,496	$8,295	$7,748	$6,874
Nonperforming loans to loans	0.37%	0.13%	0.05%	0.06%	0.42%
Allowance for loan losses to loans	1.35%	1.30%	1.38%	1.49%	1.46%
Allowance for loan losses to nonperforming loans	360.05%	1,016.27%	2,603.60%	2,611.97%	346.05%
Nonperforming assets to total assets	0.36%	0.16%	0.05%	0.11%	0.38%

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

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual. As of December 31, 2006, potential problem loans decreased by $4.4 million to $5.5 million from $9.9 million at December 31, 2005.

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

We calculate an adequate allowance for the non-classified portion of our loan portfolio based on an appropriate percentage lossfactor that is calculated based on the above-noted elements and trends. We may add specific provisions for each classified loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans and the specific provisions made for each classified loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$749,701	$652,297	$599,761	$521,413	$470,264

Average loans outstanding during period	$690,287	$613,655	$549,445	$481,404	$472,785

Allowance balance at beginning of period	$8,496	$8,295	$7,748	$6,874	$5,751
Provision for loan losses	720	810	645	1,125	1,835
Allowance acquired through acquisition	749	—	—	—	—
Charge-offs:
Real estate	(3)	—	(41)	(138)	(69)
Commercial	(78)	(630)	(55)	(102)	(657)
Agriculture	—	—	(10)	—	—
Consumer	(83)	(61)	(3)	(19)	(7)

Total charge-offs	(164)	(691)	(109)	(259)	(733)

Recoveries:
Real estate	24	7	8	3	1
Commercial	255	55	—	4	20
Agriculture	—	10	3	—	—
Consumer	25	10	—	1	—

Total recoveries	304	82	11	8	21

Net (charge-offs) recoveries	140	(609)	(98)	(251)	(712)

Allowance balance at end of period	$10,105	$8,496	$8,295	$7,748	$6,874

Ratio of net (charge-offs) recoveries during period to average loans outstanding	.02%	(0.10)%	(0.02)%	(0.05)%	(0.15)%

(1)	Includes loans held for sale

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$7,276	58.6%	$6,117	55.0%	$5,971	55.9%	$5,578	51.0%	$4,949	51.8%
Real Estate Mortgage
One-four family residential	398	7.8%	335	8.1%	327	9.8%	305	11.0%	271	15.4%
Five or more family residential and commercial properties	1,708	23.0%	1,435	25.2%	1,402	25.4%	1,310	28.7%	1,162	24.4%
Real Estate Construction:
One-four family residential	547	7.1%	460	6.4%	449	3.9%	419	3.7%	370	6.2%
Five or more family residential and commercial properties	41	1.8%	34	3.3%	34	2.8%	31	3.8%	28	0.6%
Consumer	138	1.7%	115	2.0%	112	2.2%	105	1.8%	94	1.6%

Total loans	$10,105	100.0%	$8,496	100.0%	$8,295	100.0%	$7,748	100.0%	$6,874	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2006, our investment securities portfolio totaled $43.0 million, which consisted of $39.1 million of securities available for sale and $3.9 million of securities held to maturity. This compares with a total portfolio of $45.8 million at December 31, 2005, which was comprised of $41.9 million of securities available for sale and $4.0 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in financial statement Notes 4 and 5.

Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and compliments our bank’s lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2006.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$5,157	$5,140	4.40%
Due after 1 year but within 5 years	12,382	12,194	4.40
Due after 5 years but within 10 years	1,000	1,008	5.49

	18,539	18,342

Mortgage backed securities
Due within one year	11,043	10,744	3.81
Due after 1 year but within 5 years	214	212	4.12
Due after 5 years but within 10 years	20	20	5.75
Due after 10 years	2,238	2,226	5.25

	13,515	13,202

Collateralized mortgage obligations
Due after 1 year but within 5 years	109	109	4.75
Due after 5 years but within 10 years	1,499	1,455	3.08
Due after 10 years	6,270	6,016	4.26

	7,878	7,580

Total all investments available for sale	$39,932	$39,124

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2006.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due after 5 years but within 10 years	$905	$896	4.78%

Municipal bonds
Due within one year	100	101	6.44
Due after 1 year but within 5 years	335	339	5.98
Due after 5 years but within 10 years	1,265	1,279	5.51

	1,700	1,718

Mortgage backed securities
Due within one year	25	26	7.42
Due after 1 year but within 5 years	1,228	1,221	5.35

	1,253	1,247

Total all investments held to maturity	$3,858	$3,861

(1)	Taxable equivalent weighted average yield.

We held $3.2 million of FHLB stock at December 31, 2006. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions. At December 31, 2006, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $1.5 million.

Deposit Activities and Other Sources of Funds

General. Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $89.4 million in 2006 over the prior year, with certificates of deposit accounts increasing slightly as a percentage of total deposits. The June 2006 acquisition of WWB included $44.3 million in deposit balances. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2006, we had no brokered deposits. The more significant deposit accounts are described below.

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

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2006		2005		2004
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$189,458	1.93%	$170,399	1.08%	$165,486	0.73%
Savings	95,075	1.76	96,425	1.03	104,271	1.00
Certificates of deposit	307,902	4.19	264,078	2.94	222,279	2.01

Total interest bearing deposits	592,435	3.08	530,902	2.00	492,036	1.37
Demand and other noninterest bearing deposits	98,567	—	85,732	—	76,994	—

Total deposits	$691,002	2.64%	$616,634	1.73%	$569,030	1.18%

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2006:

(Dollars in thousands)
Remaining maturity:
Three months or less	$89,928
Over three months through six months	34,085
Over six months through twelve months	42,802
Over twelve months	10,077

Total	$176,892

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”) to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $29.8 million. In addition, Heritage Bank maintains a $5.0 million line to support letters of credit. We also maintain a line of credit of $5.0 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments. At December 31, 2006, our banks maintained credit facilities with the FHLB of Seattle for $155.3 million with an outstanding balance of $37.2 million.

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

The following table is a summary of FHLB advances for the years ended December 31:

	2006	2005	2004
	(Dollars in thousands)
Balance at period end	$37,167	$39,900	$40,900
Average balance during the period	20,682	28,269	30,352
Maximum amount outstanding at any month end	47,145	48,800	48,900
Average interest rate:
During the period	5.19%	3.29%	1.49%
At period end	5.63%	4.33%	2.35%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31:

	2006	2005	2004
	(Dollars in thousands)
Balance at period end	$225	$—	$—
Average balance during the period	5	—	554
Maximum amount outstanding at any month end	225	—	2,194
Average interest rate:
During the period	7.75%	—	4.38%
At period end	7.75%	—	—

There were no fed funds purchased for the years ended December 31, 2006, 2005 and 2004.

During 2006, we entered into a loan agreement with Key Bank in the amount of $3,700. The terms of the loan include quarterly payments of $345, interest at 6.8% and maturing July 2009. Principal reductions due for future years ending December 31 are as follows:

2007	$888
2008	1,257
2009	1,001

$3,146

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2006.

Federal laws generally bar institutions, which are not well capitalized, from accepting brokered deposits. The FDIC has issued rules, which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

Deposit Insurance.    Heritage Bank’s and Central Valley Bank’s deposit accounts are insured by the FDIC under the DIF to the maximum extent permitted by law. Each bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution’s capital (“well capitalized”, “adequately capitalized” or “undercapitalized”), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIC as described above. The matrix so created results in nine assessment risk classifications.

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

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, Jeffrey Lyon, Peter Fleutsch, John Clees, James Senna, Gary Christensen and Kimberly Ellwanger, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

Employees

We have 233 full-time equivalent employees. We experienced an increase of 22 full-time equivalents during 2006 due to staff increases in the mortgage and lending departments, the opening of the Sumner branch and the acquisition of Western Washington Bancorp. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

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

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

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

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2006, Heritage Bank had seven offices located in Tacoma and surrounding areas of Pierce County (all but two of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), one office in south King County (which is leased) and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2006, we had approximately 1,300 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,558,206 outstanding shares of common stock. The last reported sales price on February 9, 2007 was $24.99 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2006 Quarter ended:
	March 31	June 30	September 30	December 31
High	$29.13	$29.33	$27.77	$26.50
Low	$23.80	$24.85	$25.40	$23.98

	2005 Quarter ended:
	March 31	June 30	September 30	December 31
High	$21.43	$21.57	$24.20	$25.02
Low	$19.91	$20.22	$20.49	$22.00

Since our stock offering in January 1998, we have declared quarterly cash dividends. The two most recent fiscal years quarterly cash dividends are listed below:

Declared	Cash Dividend per share	Record Date	Paid
March 24, 2005	$0.167	April 15, 2005	April 28, 2005
June 21, 2005	$0.171	July 15, 2005	July 29, 2005
September 15, 2005	$0.185	October 17, 2005	October 28, 2005
December 15, 2005	$0.190	January 16, 2006	January 30, 2006
March 23, 2006	$0.195	April 17, 2006	April 28, 2006
June 20, 2006	$0.200	July 17, 2006	July 31, 2006
September 21, 2006	$0.205	October 16, 2006	October 31, 2006
December 20, 2006	$0.210	January 15, 2007	January 31, 2007

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

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended December 31, 2006, the Company repurchased 22,424 shares at an average price of $24.42. In total, the Company has repurchased 111,139 shares at an average price of $21.56 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 — October 31, 2006	105	$24.24	5,936,786	220,930
November 1, 2006 — November 30, 2006	319	24.50	5,937,105	220,611
December 1, 2006 — December 31, 2006	22,000	24.41	5.959,105	198,611

Total	22,424	$24.42	5,959,105	198,611

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2001 and ending December 31, 2006. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the SNL Securities Bank Index which is comprised of publicly traded commercial banks with assets of $500 million to $1 billion. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2001, and that all dividends were reinvested in Heritage stock.

HERITAGE FINANCIAL CORPORATION

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Heritage Financial Corporation	100.00	154.33	191.47	202.92	242.67	254.20
NASDAQ Composite	100.00	68.80	103.60	113.10	115.40	127.40
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

*	Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$35,772	$33,881	$31,727	$29,817	$30,203
Provision for loan losses	720	810	645	1,125	1,835
Noninterest income	7,954	6,630	6,498	7,164	6,181
Noninterest expense	27,082	24,183	23,270	22,223	20,254
Federal income tax expense	5,377	5,042	4,725	4,729	4,871
Net income	10,547	10,476	9,585	8,904	9,424
Earnings per share
Basic	1.65	1.69	1.53	1.31	1.25
Diluted	1.60	1.65	1.49	1.26	1.21
Dividend payout ratio(1)	49.1%	42.0%	40.4%	41.6%	37.4%
Performance Ratios:
Net interest spread	4.30%	4.75%	4.91%	5.14%	5.17%
Net interest margin(2)	4.83%	5.08%	5.13%	5.40%	5.53%
Efficiency ratio(3)	61.94%	59.69%	60.88%	60.09%	55.67%
Return on average assets	1.33%	1.46%	1.44%	1.49%	1.58%
Return on average equity	14.18%	16.13%	15.80%	13.03%	12.18%

	At December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$852,893	$751,152	$697,267	$640,920	$594,587
Loans receivable, net	739,596	643,538	591,085	512,647	455,277
Loans held for sale	—	263	381	1,018	8,113
Deposits	725,921	636,504	587,278	541,832	517,116
Federal Home Loan Bank advances	37,167	39,900	40,900	31,100	—
Stockholders’ equity	78,639	66,120	60,944	62,232	72,397
Book value per share	$11.99	$10.57	$9.76	$9.57	$10.13
Equity to assets ratio	9.22%	8.80%	8.74%	9.71%	12.18%
Asset Quality Ratios:
Nonperforming loans to loans	0.37%	0.13%	0.05%	0.06%	0.42%
Allowance for loan losses to loans	1.35%	1.30%	1.38%	1.49%	1.46%
Allowance for loan losses to nonperforming loans	360.05%	1,016.27%	2,603.60%	2,611.97%	346.05%
Nonperforming assets to total assets	0.36%	0.16%	0.05%	0.11%	0.38%
Other Data:
Number of banking offices	20	18	18	18	18
Number of full-time equivalent employees	233	211	196	206	195

(1)	Dividend payout ratio is declared dividends per share (excluding stock dividends) divided by basic earnings per share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2006 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial banking relationships, market expansion and a continual focus on asset quality. During 2006, we acquired Western Washington Bancorp, Inc. and its wholly-owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank as of the date of acquisition. This merger is consistent with our growth strategy and provides the opportunity to expand into the south King County market in Washington state.

During the period from 2002 through 2006 our total assets have grown $258.3 million, or 43.4%, with net loans growing $284.3 million during the period. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $196.6 million, or 80.6%, since 2002. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce county market.

Deposits increased $208.8 million, or 40.4%, for the period from 2002 through 2006 with an increase in the percentage of non-interest and low interest bearing demand deposits to total deposits. From 2002 to 2006, non-interest demand deposits and NOW accounts increased aggregately from 26.8% of total deposits to 30.3% of total deposits. Our deposit increases are due to our focus on growing our customer base as well as investors continuing to prefer deposit accounts over the stock market. As a whole, while our customers continue to prefer short term deposit products, we are seeing some extension out to two years in certificates. In turn, equity has increased by $6.2 million since December 31, 2002 due to a combination of earnings and issuances of stock partially offset by our stock repurchase programs. Since 1999, we have repurchased 5,959,105 shares totaling $72.7 million. During the period from 2002 through 2006, our annual net income has increased by 11.9% or $1.1 million. The result of these trends have provided our company with an increase in return on average equity from 12.18% for the year ended December 31, 2002 to 14.18% for year ended December 31, 2006.

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

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$690,287	$53,239	7.71%	$613,655	$43,605	7.11%	$549,444	$36,938	6.72%
Taxable securities	40,352	1,724	4.27	43,659	1,568	3.59	47,670	1,610	3.38
Nontaxable securities	4,586	167	3.64	4,117	149	3.62	3,779	141	3.74
Interest earning deposits	2,137	104	4.88	2,899	90	3.09	14,945	177	1.18
Federal Home Loan Bank stock	3,163	3	0.10	3,089	16	0.50	3,002	78	2.61

Total interest earning assets	$740,525	$55,237	7.46%	$667,419	$45,428	6.81%	$618,840	$38,944	6.29%
Noninterest earning assets	54,694			48,430			46,478

Total assets	$795,219			$715,849			$665,318

Interest Bearing Liabilities:
Certificates of deposit	$307,902	$12,902	4.19%	$264,078	$7,755	2.94%	$222,279	$4,477	2.01%
Savings accounts	95,075	1,677	1.76	96,425	993	1.03	104,271	1,094	1.05
Interest bearing demand and money market accounts	189,458	3,664	1.93	170,399	1,846	1.08	165,486	1,153	0.70

Total interest bearing deposits	592,435	18,243	3.08	530,902	10,594	2.00	492,036	6,724	1.37
FHLB advances and other borrowings	22,784	1,222	5.36	28,544	953	3.34	30,909	493	1.60

Total interest bearing liabilities	$615,219	$19,465	3.16%	$559,446	$11,547	2.06%	$522,945	$7,217	1.38%
Demand and other noninterest bearing deposits	98,567			85,732			76,994
Other noninterest bearing liabilities	7,038			5,732			4,708
Stockholders’ equity	74,395			64,939			60,671

Total liabilities and stockholders’ equity	$795,219			$715,849			$665,318

Net interest income		$35,772			$33,881			$31,727
Net interest spread			4.30%			4.75%			4.91%
Net interest margin			4.83%			5.08%			5.13%
Average interest earning assets to average interest bearing liabilities			120.37%			119.30%			118.34%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2006 Compared to 2005 Increase (Decrease) Due to			2005 Compared to 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$5,911	$3,723	$9,634	$4,316	$2,351	$6,667
Taxable securities	(141)	297	156	(135)	94	(41)
Nontaxable securities	17	1	18	13	(5)	8
Interest earning deposits	(38)	52	14	(142)	55	(87)
Federal Home Loan Bank stock	—	(13)	(13)	2	(65)	(63)

Interest income	$5,749	$4,060	$9,809	$4,054	$2,430	$6,484

Interest bearing liabilities:
Certificates of deposit	$1,836	$3,311	$5,147	$842	$2,436	$3,278
Savings accounts	(24)	708	684	(82)	(19)	(101)
Interest bearing demand and money market accounts	369	1,449	1,818	34	659	693

Total interest bearing deposits	2,181	5,468	7,649	794	3,076	3,870
FHLB advances and other borrowings	(309)	578	269	(38)	498	460

Interest expense	$1,872	$6,046	$7,918	$756	$3,574	$4,330

Results of Operations for the Years Ended December 31, 2006 and 2005

Net Income.    Our net income was $10.55 million or $1.60 per diluted share for the year ended December 31, 2006 compared to $10.48 million or $1.65 per diluted share for the previous year. The 0.7% increase in actual net income was due to a combination of increased net interest income and non-interest income offset by increased non-interest expense.

Net Interest Income.    Net interest income increased $1.9 million to $35.8 million for the year ended December 31, 2006 compared with the previous year of $33.9 million. The increase in net interest income resulted primarily from average loans increasing greater than average interest bearing deposits.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2006 decreased to 4.83% from 5.08% for the previous year. Our net interest spread for the year ended December 31, 2006 decreased to 4.30% from 4.75% for the prior year. The average rate of interest earning assets increased to 7.46% for the year ended December 31, 2006 from 6.81% for the same period last year while the average cost of funds increased to 3.16% for the year ended December 31, 2006 from 2.06% for the same period last year. Overall, our net interest margin of 4.83% is in line with the median for West Coast publicly traded commercial banks of 4.81% as reported by D.A. Davidson and Companies for the period ending September 30, 2006.

Provision for Loan Losses.    During the year ended December 31, 2006, we provided $720,000 through operations compared to $810,000 for the year ended December 31, 2005. This decrease was due primarily to recoveries in the current year. For the year ended December 31, 2006, we experienced net recoveries of $140,000 compared to net charge-offs of $609,000 for the year ended December 31, 2005. The provision and corresponding net recoveries increased our allowance for loan losses as a percentage of total loans to 1.35% at December 31, 2006 from 1.30% at the end of 2005. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.36% at December 31, 2006, though up from 0.16% at December 31, 2005.

We consider the allowance for loan losses at December 31, 2006 adequate to cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience including those related to our courtesy overdraft programs, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $1,324,000, or 20.0%, for the year ended December 31, 2006 compared with the prior year. Brokered mortgage income increased $471,000 from the prior year while loan sale gains decreased $144,000 from the prior year. This change is due to an increase in the number of mortgage bankers and an increased focus on brokering mortgages as opposed to funding and selling mortgages. Merchant visa income increased $316,000, or 14.0%, due to increased business volumes. Service charges on deposits also increased by $435,000, or 15.4%, due to our continued focus on growing our deposit relationships and the acquisition of Western Washington Bancorp.

Noninterest Expense.    Total noninterest expense increased $2,899,000, or 12.0%, for the year ended 2006 compared to the 2005 period. Salaries and employee benefits increased by $1,780,000 due to an increase in full-time equivalent employees and the effects of stock option compensation as a result of implementing SFAS 123(R) in 2006. The increase in employees was due to the hiring of additional loan officers and additional staff associated with the new Sumner branch and the acquisition of Western Washington Bancorp. The effect of the adoption of SFAS 123(R) on noninterest expense during 2006 was $352,000. Merchant Visa expenses increased by $252,000, or 14.3%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $866,000, or 8.8%, due to the increases in occupancy costs, data processing, marketing, and state and local taxes relating to the new Sumner branch and the acquisition of Western Washington Bancorp.

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

We consider the allowance for loan losses at December 31, 2005 adequate to cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience including those related to our courtesy overdraft programs, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2006, cash and cash equivalents totaled $26.4 million, or 3.1% of total assets. At December 31, 2006, our banks maintained a credit facility with the FHLB of Seattle for $155.3 million of which we borrowed $37.2 million as of December 31, 2006. In addition, we maintain a credit facility with KeyBank of $5.0 million as well as another $5.0 million line to support letters of credit. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $29.8 million as of December 31, 2006.

During 2006 total assets grew $101.7 million with net loans increasing by $96.1 million over the prior year-end and deposits increasing $89.4 million over the prior year-end. Borrowings from the FHLB of Seattle decreased by $2.7 million over the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2006, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2006, we have repurchased 5,959,105 shares of our stock representing 52.3% of the total outstanding as of March 31, 1999 at an average price of $12.20 reducing our capital levels by $72.7 million.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2006, the Company has allocated or committed to be released to the ESOP 9,257 earned shares and has 56,317 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1.40 million at December 31, 2006.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2006:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(Dollars in thousands)
Contractual payments by period:
Deposits	$301,219	$24,486	$2,272	$—	$397,944	$725,921
Long-term debt	888	2,258	—	—	—	3,146
Operating leases	532	715	663	1,325	—	3,235
Purchase obligations(2)	440	—	—	—	—	440

Total contractual obligations	$303,079	$27,459	$2,935	$1,325	$397,944	$732,742

(1)	Represents interest-bearing and noninterest-bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 6.83% and a negative 4-12 month “gap” of 0.68% as of December 31, 2006. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2006 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$242,411	$111,587	$318,942	$70,643	$8,521	$752,104
Investment securities	24,394	2,118	4,896	4,488	7,086	42,982
FHLB and Federal Reserve Stock	3,227	—	—	—	—	3,227
Interest earning deposits	2,673	—	—	—	—	2,718

Total interest earning assets	$272,705	$113,750	$323,838	$75,131	$15,607	$801,031

Interest Bearing Liabilities:
Total interest bearing deposits	$179,211	$173,170	$266,062	$—	$—	$618,444
FHLB advances and other borrowings	38,817	737	983	—	—	40,538

Total interest bearing liabilities	$218,028	$173,907	$267,045	$—	$—	$658,982

Rate sensitivity gap	$54,677	$(60,157)	$56,793	$75,131	$15,607	$142,049
Cumulative rate sensitivity gap:
Amount	54,677	(5,480)	51,313	126,444	142,057
As a percentage of total interest earning assets	6.83%	(0.68)%	6.41%	15.79%	17.73%

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2006. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2007	2008	2009	2010- 2011	After 2011	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$5,279	$9,279	$2,718	$1,352	$12,829	$31,457
Weighted average interest rate	4.06%	3.61%	4.34%	3.08%	4.21%
Adjustable Rate	—	—	—	—	11,525	11,525
Weighted average interest rate	—	—	—	—	5.03%

Totals	5,279	9,279	2,718	1,352	24,354	$42,982	$42,985
Loans
Amounts maturing:
Fixed rate	$47,143	$27,497	$22,347	$36,846	$117,137	$250,970
Weighted average interest rate	7.18%	6.99%	6.96%	7.20%	6.55%
Adjustable rate	196,833	44,174	29,234	32,033	198,860	501,134
Weighted average interest rate	8.83%	8.19%	7.07%	7.30%	6.81%

Totals	$243,976	$71,671	$51,581	$68,879	$315,997	$752,104	$744,674
Certificates of Deposit
Amounts maturing:
Fixed rate	$301,219	$19,864	$4,622	$2,272	$—	$327,977	$327,337
Weighted average interest rate	4.79%	4.29%	4.09%	4.19%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report following.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Heritage Financial Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/    KPMG LLP

Seattle, Washington

March 5, 2007

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement expected to be dated March 22, 2007 (“Proxy Statement”) for the annual meeting of shareholders to be held April 26, 2007.

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

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set forth under the headings “Executive Compensation”, “Director Compensation”, and “Compensation Committee Report” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table summarizes the consolidated activity within stock option plans 1994, 1997, 1998, 2002 and 2006 as of December 31, 2006, all of which were approved by stockholders.

Number of securities to be issued upon exercise of outstanding options and awards	717,936
Weighted average exercise price of outstanding options	$18.79
Number of securities remaining available for future issuance	508,375

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

(3) Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006(9)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.11	Revised Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005(7)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(8)

14.0	Code of Ethics(6)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.(5) Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2004.

(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(9)	Incorporated by reference to the Current Report on Form 8-K dated October 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2007.

HERITAGE FINANCIAL CORPORATION (Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2007.

Principal Executive Officer:

/s/ BRIAN L. VANCE Brian L. Vance	President and Chief Executive Officer

Principal Financial Officer:

/s/ EDWARD D. CAMERON Edward D. Cameron	Executive Vice President and Chief Financial Officer

Remaining Directors:

*Brian S. Charneski

*Gary B. Christensen

*John A. Clees

*Kimberly T. Ellwanger

*Peter N. Fluetsch

*Daryl D. Jensen

*Jeffrey S. Lyon

*Donald V. Rhodes

*James P. Senna

*Philip S. Weigand

*By	/s/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 5, 2007

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
A S S E T S
Cash on hand and in banks	$23,713	$24,972
Interest earning deposits	2,718	3,030
Investment securities available for sale	39,124	41,856
Investment securities held to maturity (market value of $3,861 and $3,962)	3,858	3,966
Loans held for sale	—	263
Loans receivable	749,701	652,034
Less: Allowance for loan losses	(10,105)	(8,496)

Loans receivable, net	739,596	643,538
Real estate owned	225	371
Premises and equipment, net	15,681	15,801
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,072
Accrued interest receivable	4,298	3,566
Prepaid expenses and other assets	4,550	2,811
Deferred Federal income taxes, net	2,242	1,266
Intangible assets, net	580	—
Goodwill	13,081	6,640

	$852,893	$751,152

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$725,921	$636,504
Advances from Federal Home Loan Bank	37,167	39,900
Other borrowings	3,371	—
Accrued expenses and other liabilities	7,795	8,628

Total liabilties	774,254	685,032

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,558,206 and 6,252,689 shares outstanding at December 31, 2006 and 2005, respectively	24,053	17,606
Unearned compensation—ESOP and other	(535)	(1,151)
Retained earnings, substantially restricted	55,647	50,347
Accumulated other comprehensive loss, net	(526)	(682)

Total stockholders’ equity	78,639	66,120
Commitments and Contingencies	—	—

	$852,893	$751,152

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share amounts)

	2006	2005	2004
Interest income:
Interest and fees on loans	$53,239	$43,605	$36,938
Taxable interest on investment securities	1,724	1,568	1,610
Nontaxable interest on investment securities	167	149	141
Interest on federal funds sold and interest earning deposits	104	90	177
Dividends on Federal Home Loan Bank stock	3	16	78

Total interest income	55,237	45,428	38,944

Interest expense:
Deposits	18,243	10,594	6,724
Other borrowings	1,222	953	493

Total interest expense	19,465	11,547	7,217

Net interest income	35,772	33,881	31,727
Provision for loan losses	720	810	645

Net interest income after provision for loan losses	35,052	33,071	31,082

Noninterest income:
Gains on sales of loans, net	133	277	640
Brokered mortgage income	661	190	96
Service charges on deposits	3,254	2,819	2,556
Rental income	321	309	294
Merchant visa income	2,579	2,263	1,915
Other income	1,006	772	997

Total noninterest income	7,954	6,630	6,498

Noninterest expense:
Salaries and employee benefits	14,398	12,618	12,222
Occupancy and equipment	4,063	3,906	3,746
Data processing	1,386	1,204	1,252
Marketing	604	494	423
Office supplies and printing	452	410	383
Merchant visa	2,015	1,763	1,502
Professional Services	722	662	645
State and Local Taxes	810	699	641
Other	2,632	2,427	2,456

Total noninterest expense	27,082	24,183	23,270

Income before Federal income tax expense	15,924	15,518	14,310
Federal income tax expense	5,377	5,042	4,725

Net income	$10,547	$10,476	$9,585

Basic earnings per common share	$1.65	$1.69	$1.53
Basic weighted average shares outstanding	6,375,059	6,189,497	6,248,418
Diluted earnings per common share	$1.60	$1.65	$1.49
Diluted weighted average shares outstanding	6,589,381	6,363,002	6,429,532

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2006, 2005 and 2004

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2003	6,193	$18,430	$(1,087)	$44,849	$40	$62,232
Restricted stock awards granted	25	598	(598)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	93	306	—	—	399
Exercise of stock options (including tax benefits from nonqualified stock options	123	1,069	—	—	—	1,069
Stock repurchased	(403)	(8,307)	—	—	—	(8,307)
Net income	—	—	—	9,585	—	9,585
Change in fair value of securities available for sale, net of taxes	—	—	—	—	(257)	(257)
Cash dividends declared ($.62/share cumulative)	—	—	—	(3,777)	—	(3,777)

Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944
Restricted stock awards granted	2	61	(61)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	113	289	—	—	402
Exercise of stock options (including tax benefits from nonqualified stock options	71	839	—	—	—	839
Stock repurchased	(73)	(1,606)	—	—	—	(1,606)
Net income	—	—	—	10,476	—	10,476
Change fair value of securities available for sale, net of taxes	—	—	—	—	(465)	(465)
5% stock dividend	297	6,316	—	(6,316)	—	—
Cash dividends declared ($.71/share cumulative)	—	—	—	(4,470)	—	(4,470)

Balance at December 31, 2005	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation—restricted stock awards	—	(527)	527	—	—	—
Restricted stock awards granted	16	—	—	—	—	—
Restricted stock awards cancelled	(1)	—	—	—	—	—
Stock option compensation expense	—	352	—	—	—	352
Earned ESOP and restricted stock shares	9	433	89	—	—	522
Exercise of stock options (including tax benefits from nonqualified stock options)	74	1,115	—	—	—	1,115
Stock repurchased	(24)	(588)	—	—	—	(588)
Acquisition of Western Washington Bancorp	231	5,662	—	—	—	5,662
Net income	—	—	—	10,547	—	10,547
Change in fair value of securities available for sale, net of taxes	—	—	—	—	156	156
Cash dividends declared ($.81/share cumulative)	—	—	—	(5,247)	—	(5,247)

Balance at December 31, 2006	6,558	$24,053	$(535)	$55,647	$(526)	$78,639

Comprehensive Income	2006	2005	2004
Net income	$10,547	$10,476	$9,585
Change in fair value of securities available for sale, net of tax of $84, ($248), and ($132)	156	(465)	(257)

Comprehensive income	$10,703	$10,011	$9,328

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$10,547	$10,476	$9,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,641	1,770	1,708
Deferred loan fees, net of amortization	467	93	324
Provision for loan losses	720	810	645
Federal Home Loan Bank stock dividends	—	(16)	(79)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(2,941)	(212)	2,705
Recognition of compensation related to ESOP shares and restricted stock awards	504	402	399
Stock option compensation expense	352	—	—
Tax benefit realized from stock options exercised and dividends on restricted stock awards	(149)	—	—
Amortization of intangible assets	46	—	—
Gain on sale of investment securities available for sale	—	—	(218)
Gain on sale of premises and equipment	(71)	(8)	(7)
Gain on sale of other real estate owned	(14)	(7)	(73)
Gain on sale of loans	(133)	(277)	(640)
Origination of loans held for sale	(8,593)	(13,514)	(35,185)
Proceeds from sale of loans	8,989	13,909	36,462
Deferred Federal income tax benefit	(834)	(207)	(254)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	—	(109)	—
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	—	91	3

Net cash provided by operating activities	10,531	13,201	15,375

Cash flows from investing activities:
Loans originated, net of principal payments	(56,551)	(53,903)	(79,309)
Purchase of Western Washington Bancorp, net of cash acquired	(2,031)	—	—
Proceeds from other real estate owned	430	183	571
Maturities of investment securities available for sale	6,884	6,781	26,829
Sales of investment securities available for sale	2,248	—	243
Maturities of investment securities held to maturity	503	638	691
Purchase of investment securities available for sale	(1,237)	(3,421)	(17,643)
Purchase of investment securities held to maturity	(415)	(3,146)	—
Proceeds from redemption of Federal Reserve Bank stock	141	—	—
Purchase of premises and equipment	(1,516)	(738)	(1,158)
Proceeds from sale of premises and equipment	146	13	11

Net cash used in investing activities	(51,398)	(53,593)	(69,765)

Cash flows from financing activities:
Net increase in deposits	45,135	49,226	45,446
Net increase (decrease) in borrowed funds	(4,461)	(1,000)	9,800
Proceeds from issuance of long-term debt	3,700	—	—
Repayments of long-term debt	(554)	—	—
Cash dividends paid	(5,069)	(4,291)	(3,744)
Exercise of stock options	984	726	1,008
Tax benefit realized from stock options exercised and dividends on restricted stock awards	149	—	—
Repurchase of common stock	(588)	(1,606)	(8,307)

Net cash provided by financing activities	39,296	43,055	44,203

Net increase (decrease) in cash and cash equivalents	(1,571)	2,663	(10,187)
Cash and cash equivalents at beginning of year	28,002	25,339	35,526

Cash and cash equivalents at end of year	$26,431	$28,002	$25,339

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$19,119	$11,217	$6,902
Federal income taxes	6,376	5,126	4,583
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$45	$547	$39
Elimination of unearned compensation—restricted stock awards	527	—	—
Stock dividend	—	6,316	—
Tax benefit from nonqualified stock options	—	113	61

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

(b) Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. Actual results could differ from these estimates.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2006 and 2005 the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value, a charge to earnings and an establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.

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

(i) Mortgage Banking Operations

The Company sells mortgage loans on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

the net book value at the time of sale. Income from mortgage loans brokered to other lenders is recognized into income on date of loan closing.

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

(k) Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is shorter. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 39 years; and for furniture, fixtures and equipment is 3 to 7 years. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(l) Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchases of North Pacific Bank and Western Washington Bancorp. Goodwill is not amortized, but is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its implied value. The Company evaluates any potential impairment of goodwill on an annual basis at the Heritage Bank level. The Company has evaluated goodwill and concluded there is no goodwill impairment for the years ended December 31, 2006, 2005 or 2004.

(m) Intangible Assets

The intangible assets represent the core deposit intangible arising from the purchase of Western Washington Bancorp. The core deposit intangible is being amortized to non-interest expense on a straight-line basis over 8 years. Amortization expense related to the core deposit intangible was $46,000 for the year ended December 31, 2006.

(n) Federal Income Taxes

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

(o) Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15-year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

(p) Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 13. Prior to 2006, the Company applied the intrinsic value-based method, as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for stock options granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

Total stock-based compensation expense (excluding ESOP expense) for the year ended December 31, 2006 was $611,000 ($502,000 after tax), or $0.08 for basic and diluted earnings per share. Included in this expense is $352,000 ($334,000 after tax), or $0.05 for basic and diluted earnings per share attributable to the Company’s adoption of SFAS 123R. As of December 31, 2006, the total unrecognized compensation expense related to non-vested stock awards was $686,000 and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the years ended December 31 (dollars in thousands, except per share amounts):

	2005	2004
Net income:
As reported	$10,476	$9,585
Plus compensation costs recognized under ABP No. 25, net of taxes	135	143
Less SFAS No. 123R compensation costs, net of taxes	(392)	(325)

Pro forma	$10,219	$9,403

Basic earnings per share:
As reported	$1.69	$1.53
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.02
Less SFAS No. 123R compensation costs, net of taxes	(0.06)	(0.05)

Pro forma	$1.65	$1.50

Diluted earnings per share:
As reported	$1.65	$1.49
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02	0.02
Less SFAS No. 123 compensation costs, net of taxes	(0.06)	(0.05)

Pro forma	$1.61	$1.46

The fair value of options granted during the year ended December 31, 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2006	4.93%	4.50	20%	3.69%	$4.17
December 31, 2005	3.91%	6.00	20%	4.32%	$2.87
December 31, 2004	2.99%	6.00	20%	4.31%	$2.45

(q) Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impact of adopting the new pronouncement, which will become effective January 1, 2007, but it is not expected to have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”),

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is assessing the impact of adoption of SFAS 157 on the Company’s consolidated financial statements.

(2)	Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2006 and 2005 consist of the following:

	2006	2005
Commercial loans	$440,450	$359,808
Real estate mortgages:
One to four family residential	58,911	53,098
Five or more family residential and commercial real estate	172,937	164,788

Total real estate mortgage	231,848	217,886
Real estate construction:
One to four family residential	53,298	42,245
Five or more family residential and commercial real estate	13,532	21,355

Total real estate construction	66,830	63,600
Consumer	12,976	12,855

Subtotal	752,104	654,149
Deferred loan fees and other	(2,403)	(1,852)

Total loans receivable and loans held for sale	$749,701	$652,297

As of December 31, 2006 and 2005, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $16,401 and $15,620, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. The Company did not have any borrowings from Directors or Executive Officers at December 31, 2006.

Potential problem loans as of December 31, 2006 and 2005 were $5,509 and $9,882, respectively. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes concern as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

Accrued interest on loans receivable amounted to $4,027 and $3,322 as of December 31, 2006 and 2005, respectively. The Company had $2,807 and $836 of impaired loans, which were nonaccruing as of December 31, 2006 and 2005, respectively. The annual average balance of impaired loans for the years ended December 31, 2006, 2005 and 2004 were $2,226, $658 and $433, respectively. The allowance for loan losses related to impaired loans at December 31, 2006 and 2005 totaled $494 and $125, respectively. There was no interest recognized on impaired loans for the year ended December 31, 2006 and 2005. Interest recognized on impaired loans for the year ended December 31, 2004 totaled $23.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Details of certain mortgage banking activities at December 31, 2006 and 2005 are as follows:

	2006	2005
Loans held for sale at lower of cost or market	$—	$263
Loans serviced for others	452	658
Total loans sold	8,856	13,632
Commitments to sell mortgage loans	—	563
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	—	92
Variable or adjustable rate	—	—

Servicing fee income from mortgage loans serviced for others amounted to $2, $4 and $10 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had commitments of $102,368 in other commercial lines of credit, $101,287 in real estate commitments (both construction and lines of credit), and $6,275 in other commitments (including consumer credit lines and letters of credit).

(3)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2006	2005	2004
Balance at beginning of period	$8,496	$8,295	$7,748
Provision	720	810	645
Allowance acquired through acquisition	749	—	—
Recoveries	304	82	11
Charge offs	(164)	(691)	(109)

Balance at end of period	$10,105	$8,496	$8,295

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2006		2005		2004
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$7,273	58.6%	$6,117	55.0%	$5,971	55.9%
Real Estate Mortgage
One-four family residential	398	7.8%	335	8.1%	327	9.8%
Five or more family residential and commercial properties	1,708	23.0%	1,435	25.2%	1,402	25.4%
Real Estate Construction:
One-four family residential	547	7.1%	460	6.4%	449	3.9%
Five or more family residential and commercial properties	41	1.8%	34	3.3%	34	2.8%
Consumer	138	1.7%	115	2.0%	112	2.2%

Total allowance	$10,105	100.0%	$8,496	100.0%	$8,295	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(4)	Investment Securities Available For Sale

The amortized cost and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2006
U.S. Government agencies	$18,539	$27	$(224)	$18,342
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	10,390	12	(325)	10,077
Other related securities	11,003	—	(298)	10,705

Totals	$39,932	$39	$(847)	$39,124

December 31, 2005
U.S. Government agencies	$19,797	$12	$(393)	$19,416
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	12,105	22	(414)	11,713
Other related securities	11,003	—	(276)	10,727

Totals	$42,905	$34	$(1,083)	$41,856

Investments with unrealized losses as of December 31, 2006 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$815	$1	$14,170	$233	$14,985	$234
Mortgage backed and related securities	730	8	20,366	630	21,096	638

Total temporarily impaired securities	$1,545	$9	$34,536	$863	$36,081	$872

Investments with unrealized losses as of December 31, 2005 are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$2,900	$32	$15,870	$375	$18,770	$407
Mortgage backed and related securities	5,268	126	17,594	583	22,862	709

Total temporarily impaired securities	$8,168	$158	$33,464	$958	$41,632	$1,116

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

The amortized cost and fair value of securities available for sale, by contractual maturity, at December 31, 2006 are shown below:

	Amortized cost	Fair value
Due in one year or less	$16,201	$15,884
Due after one year through three years	11,938	11,758
Due after three through five years	767	757
Due after five years through ten years	2,518	2,483
Due after ten years	8,508	8,242

Totals	$39,932	$39,124

Sales of investment securities available for sale during the year ended December 31, 2006 did not result in a recognized gain or loss. There were no sales of investment securities available for sale during the year ended December 31, 2005. During the year ended December 31, 2004 there were sales of investment securities available for sale resulting in a $218 gain.

Accrued interest on investment securities available for sale amounted to $219 and $211 as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, investment securities available for sale with fair values of $13,149 and $13,043, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

We had no securities classified as trading at December 31, 2006 or 2005.

(5)	Investment Securities Held to Maturity

The amortized cost and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
December 31, 2006
U.S. Government agencies	$905	$—	$(9)	$896
Mortgage backed securities:
FNMA certificates	1	—	—	1
FHLMC certificates	501	1	(7)	495
GNMA certificates	751	8	(8)	751
Municipal bonds	1,700	19	(1)	1,718

	$3,858	$28	$(25)	$3,861

December 31, 2005
U.S. Government agencies	$980	$—	$(12)	$968
Mortgage backed securities:
FNMA certificates	17	1	—	18
FHLMC certificates	515	2	(9)	508
GNMA certificates	939	14	(10)	943
Municipal bonds	1,515	12	(2)	1,525

	$3,966	$29	$(33)	$3,962

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The amortized cost and fair value of investment securities held to maturity, by contractual maturity, at December 31, 2006 are shown below:

	Amortized cost	Fair value
Due in one year or less	$100	$101
Due after one year through three years	240	243
Due after three years through five years	595	587
Due after five years	2,923	2,930

Totals	$3,858	$3,861

There were no sales of investment securities held to maturity during the years ended December 31, 2006, 2005 and 2004.

Accrued interest on investment securities held to maturity amounted to $28 and $22 as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, investment securities held to maturity with amortized cost values of $1,467 and $1,412, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)	Premises and Equipment

A summary of premises and equipment at December 31, 2006 and 2005 follows:

	2006	2005
Land	$4,471	$4,527
Buildings and building improvements	19,097	18,182
Furniture, fixtures and equipment	12,250	12,020

	35,818	34,729
Less accumulated depreciation	20,137	18,928

	$15,681	$15,801

Total depreciation expense on premises and equipment was $1,656, $1,815 and $1,708 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $598, $446, and $410 for December 31, 2006, 2005 and 2004, respectively, which is included in premises and equipment expense.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2007	$532
2008	388
2009	327
2010	342
2011	321
Thereafter	1,325

$3,235

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(7)	Deposits

Deposits consist of the following at December 31:

	2006		2005
	Amount	Percent	Amount	Percent
Non interest demand deposits	$107,477	14.8%	$88,015	13.8%
NOW accounts	112,728	15.5	96,538	15.2
Money market accounts	87,649	12.1	80,451	12.6
Savings accounts	90,090	12.4	88,149	13.9
Certificate of deposit accounts	327,977	45.2	283,351	44.5

	$725,921	100.0%	$636,504	100.0%

Accrued interest payable on deposits was $1,292 and $854 at December 31, 2006 and 2005, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2006	2005	2004
NOW accounts	$1,423	$731	$461
Money market accounts	2,831	1,521	1,454
Savings accounts	1,087	587	332
Certificate of deposit accounts	12,902	7,755	4,477

	$18,243	$10,594	$6,724

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2007	$301,219
2008	19,864
2009	4,622
2010	1,772
2011	500

$327,977

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Certificates of deposit issued in denominations equal to or in excess of $100 totaled $176,892 and $146,318 at December 31, 2006 and 2005, respectively.

(8)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2006, our banks maintained credit facilities with the FHLB of Seattle for $155,308 with an outstanding balance of $37,167.

Our banks are required to maintain an investment in the stock of the FHLB in an amount equal to at least the greater of $0.5 or 0.75% of residential mortgage loans and pass-through securities plus 3.5% of its outstanding advances from the FHLB and 5.0% of the outstanding balance of mortgage loans sold to the FHLB. At December 31, 2006, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1,456. The Company maintained $3,227 in FHLB stock at December 31, 2006. Purchases and sales of stock are transacted directly with the FHLB at par value.

A summary of FHLB Advances is summarized as follows:

	2006	2005
Balance at period end, due less than 12 months	$37,167	$39,900
Average balance	20,682	28,269
Maximum amount outstanding at any month end	47,145	48,800
Average interest rate:
During the period	5.19%	3.29%
At period end	5.63%	4.33%

At December 31, 2006 and 2005, the Company had $35,200 and $39,900, respectively, in overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2006, the Company was required to maintain $107,410 in collateral to meet the collateral requirements of FHLB.

(9)	Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $29,800. The lines generally mature annually with the exception of one of the lines with U.S. Bank in the amount of $2,800, which does not mature. As of December 31, 2006 there were no overnight federal funds purchased.

(10)    Borrowings

The Company maintains a line of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in March 2007. As of December 31, 2006, the balance of this line of credit was $225.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3,700. The terms of the loan include quarterly payments of $345, interest at 6.8% and maturing July 2009. The balance outstanding at December 31, 2006 was $3,146. Principal reductions due for future years ending December 31 are as follows:

2007	$888
2008	1,257
2009	1,001

$3,146

(11)     Federal Income Taxes

Federal income tax expense (benefit) consists of the following for the years ended December 31:

	2006	2005	2004
Current	$6,437	$5,249	$4,979
Deferred	(1,060)	(207)	(254)

	$5,377	$5,042	$4,725

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2006	2005	2004
Income tax expense at Federal statutory rate	$5,573	$5,431	$5,009
Tax exempt interest	(296)	(300)	(159)
Other, net	100	(89)	(125)

	$5,377	$5,042	$4,725

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$3,466	$2,974
Accrued compensation	157	210
Other	278	182
Unrealized loss on available for sale securities	283	367

Total deferred tax assets	4,184	3,733
Deferred tax liabilities:
Deferred loan fees	(669)	(704)
Premises and equipment	(476)	(981)
FHLB stock	(797)	(782)

Total deferred tax liabilities	(1,942)	(2,467)

Deferred Federal income tax asset, net	$2,242	$1,266

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2006, the Company had a taxable temporary difference of approximately $2,800 that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

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

(a) Stock Repurchase Program

The board of directors of the Company has authorized the repurchase in the open market of 309,750 of its outstanding common shares. This is the eighth repurchase program authorized by the board of directors. The current program commenced in July 2004, with 111,139 shares, or 35.9%, repurchased as of December 31, 2006. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. Collectively as of December 31, 2006, the Company has repurchased 5,959,105 shares of our stock representing 52.3% of the total outstanding as of March 31, 1999 at an average price of $12.20.

(b) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31:

	2006	2005	2004
Basic:
Basic weighted average shares outstanding	6,449,967	6,253,084	6,306,680
Less restricted stock awards	(74,908)	(63,587)	(58,262)

Total basic weighted average shares outstanding	6,375,059	6,189,497	6,248,418
Diluted:
Basic weighted average shares outstanding	6,375,059	6,189,497	6,248,418
Incremental shares from stock options and restricted stock awards	214,322	173,505	181,114

Weighted average shares outstanding	6,589,381	6,363,002	6,429,532

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

At December 31, 2006, there were 108,000 anti-dilutive outstanding options to purchase common stock. There were no anti-dilutive outstanding options to purchase common stock at December 31, 2005 or 2004.

(c) Cash Dividend Declared

On December 20, 2006, the Company announced a quarterly cash dividend of 21.0 cents per share payable on January 31, 2007, to shareholders of record on January 15, 2007.

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

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. For a period of ten years after the January 1998 stock conversion (“Conversion”), Heritage Bank may not, without prior approval of the DFI, declare or pay a cash dividend in an amount in excess of one-half of the greater of (i) the Bank’s net income for the current fiscal year or (ii) the average of the Bank’s net income for the current fiscal year and the retained earnings of the two prior fiscal years. In addition, Heritage Bank may not declare or pay a cash dividend on its common stock if the effect thereof would be to reduce the net worth of the Bank below the amount required for the liquidation account established at the time of Conversion in an amount equal to the Bank’s retained earnings at Conversion. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(e) Stock Dividend

On September 15, 2005, the board of directors of the Company declared a 5% stock dividend to shareholders of record on September 30, 2005 and distributed October 14, 2005. The stock dividend distributed an additional share of common stock for every 20 shares held on the record date. Cash was paid for any fractional shares. All share and per share amounts have been restated to reflect the stock dividend.

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

The following table summarizes stock option and award activity for the years ended December 31, 2006, 2005 and 2004.

	Outstanding Options		Outstanding Awards
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2003	589,656	$12.49	37,800	$11.93

Options and awards granted	136,752	20.10	28,875	20.10
Less: Options exercised	(128,959)	7.82	—	—
Expired or canceled	(36,654)	17.58	(2,625)	11.67

Balance at December 31, 2004	560,795	15.08	64,050	15.63

Options and awards granted	147,597	20.63	3,050	23.13
Less: Options exercised/Awards vested	(74,236)	9.77	(1,759)	11.67
Expired or canceled	(23,808)	19.80	(866)	11.67

Balance at December 31, 2005	610,348	16.88	64,475	16.15

Options and awards granted	106,500	26.04	16,000	26.05
Less: Options exercised /Awards vested	(74,412)	13.23	—	—
Expired or canceled	(3,975)	24.81	(1,000)	27.73

Balance at December 31, 2006	638,461	$18.79	79,475	$17.99

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2006 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$9.67	73,742	1.1	$8.92	73,742	$8.92
$11.67	85,354	2.2	11.67	85,354	11.67
$15.19—$18.14	9,519	3.1	18.12	9,519	18.12
$20.11	103,954	4.3	20.11	66,481	20.11
$20.36	120,810	3.3	20.36	120,810	20.36
$20.50	126,042	5.2	20.50	40,110	20.50
$20.71—$24.05	14,940	5.6	21.85	4,980	21.85
$25.94—$27.32	104,100	6.3	26.00	—	—

	638,461	4.0	$18.79	400,996	$16.34

At December 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $4.0 million and $3.4 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1,020,000, $852,000 and $1,574,000, respectively. The weighted average remaining contractual life of exercisable option shares as of December 31, 2006 was

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

3.9 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $403,000, $339,000 and $298,000, respectively.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2006 and December 31, 2005, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2006:
The Company consolidated
Tier 1 leverage capital to average assets	$24,480	3%	$40,800	5%	$65,318	8.0%
Tier 1 capital to risk-weighted assets	28,683	4	43,025	6	65,318	9.1
Total capital to risk-weighted assets	57,367	8	71,709	10	74,296	10.4
Heritage Bank
Tier 1 leverage capital to average assets	20,958	3	34,930	5	58,148	8.3
Tier 1 capital to risk-weighted assets	25,271	4	37,906	6	58,148	9.2
Total capital to risk-weighted assets	50,542	8	63,177	10	66,060	10.5
Central Valley Bank
Tier 1 leverage capital to average assets	3,505	3	5,842	5	10,497	9.0
Tier 1 capital to risk-weighted assets	3,432	4	5,147	6	10,497	12.2
Total capital to risk-weighted assets	6,863	8	8,579	10	11,486	13.4

As of December 31, 2005:
The Company consolidated
Tier 1 leverage capital to average assets	$21,862	3%	$36,437	5%	$59,983	8.2%
Tier 1 capital to risk-weighted assets	25,252	4	37,878	6	59,983	9.5
Total capital to risk-weighted assets	50,504	8	63,130	10	67,882	10.8
Heritage Bank
Tier 1 leverage capital to average assets	18,531	3	30,886	5	50,064	8.1
Tier 1 capital to risk-weighted assets	21,946	4	32,919	6	50,064	9.1
Total capital to risk-weighted assets	43,893	8	54,866	10	56,932	10.4
Central Valley Bank
Tier 1 leverage capital to average assets	3,323	3	5,538	5	9,205	8.3
Tier 1 capital to risk-weighted assets	3,315	4	4,973	6	9,205	11.1
Total capital to risk-weighted assets	6,631	8	8,288	10	10,023	12.1

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(15)     Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401k plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”).

The pension portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of $403, $405 and $355 are included in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2006, 2005 and 2004 were $241, $208 and $205, respectively.

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

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $242, $192 and $198 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, the Company has allocated or committed to be released to the ESOP 9,257 earned shares and has 56,317 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $1,397 at December 31, 2006.

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

(b) Investment Securities

The fair value of all investment securities excluding the Federal Home Loan Bank of Seattle (FHLB) and the Federal Reserve stock was based upon quoted market prices. The FHLB and Federal Reserve stock is not publicly traded, however it may be redeemed on a dollar-for-dollar basis for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

(c) Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2006 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2006		December 31, 2005
	Book value	Fair value	Book value	Fair value
Financial Assets
Cash on hand and in banks	$23,713	$23,713	$24,972	$24,972
Interest earning deposits	2,718	2,718	3,030	3,030
Investment securities available for sale	39,124	39,124	41,856	41,856
Investment securities held to maturity	3,858	3,861	3,966	3,962
FHLB and Federal Reserve stock	3,227	3,227	3,072	3,072
Loans receivable and loans held for sale	749,701	742,271	652,297	642,769

Financial Liabilities
Deposits:
Savings, money market and demand	$397,944	$397,944	$353,153	$353,153
Time certificates	327,977	327,337	283,351	282,321

Total deposits	725,921	725,281	636,504	635,474

FHLB advances	37,167	37,049	39,900	39,900
Other borrowings	3,371	3,368	—	—

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2006	2005
ASSETS
Cash and interest earning deposits	$41	$763
Loans receivable—ESOP	740	829
Investment in subsidiary banks	81,967	65,406
Other assets	659	361

	$83,407	$67,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowed funds	$3,371	$—
Other liabilities	1,397	1,239
Total stockholders’ equity	78,639	66,120

	$83,407	$67,359

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004
Interest income:
Interest earning deposits	$8	$9	$7
ESOP loan	67	74	81
Other income:
Gain on sale of investment	—	—	218
Dividends from subsidiaries	4,600	5,075	7,900
Equity in undistributed income of subsidiaries	6,978	5,906	2,108

Total income	11,653	11,064	10,314
Interest expense	142	13	40
Other expenses	1,348	839	906

Total expense	1,490	852	946

Income before federal income taxes	10,163	10,212	9,368
Benefit for federal income taxes	(384)	(264)	(217)

Net income	$10,547	$10,476	$9,585

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,547	$10,476	$9,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(11,578)	(10,981)	(10,008)
Dividends from subsidiaries	4,600	5,075	7,900
Recognition of compensation related to ESOP and restricted stock shares	504	402	181
Stock option compensation expense	352	—	—
Net change in other assets and liabilities	(169)	(82)	324

Net cash provided by operating activities	4,256	4,890	7,982
Cash flows from investing activities:
ESOP loan principal repayments	89	82	76
Purchase of Western Washington Bancorp	(3,765)	—	—

Net cash provided by investing activities	(3,676)	82	76
Cash flows from financing activities:
Net increase in short-term borrowed funds	225	—	—
Proceeds from issuance of long-term debt	3,700	—	—
Repayments of long-term debt	(554)	—	—
Cash dividends paid	(5,069)	(4,291)	(3,744)
Exercise of stock options	984	726	1,008
Stock repurchase	(588)	(1,606)	(8,307)

Net cash used in financing activities	(1,302)	(5,171)	(11,043)

Net increase (decrease) in cash and cash equivalents	(722)	(199)	(2,985)
Cash and cash equivalents at beginning of period	763	962	3,947

Cash and cash equivalents at end of period	$41	$763	$962

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(19)    Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,370	$13,412	$14,682	$14,773
Interest expense	3,885	4,628	5,291	5,661

Net interest income	8,485	8,784	9,391	9,112
Provision for loan losses	140	100	240	240

Net interest income after provision for loan losses	8,345	8,684	9,151	8,872
Non-interest income	1,771	1,917	2,166	2,100
Non-interest expense	6,285	6,816	6,980	7,001

Income before provision for income taxes	3,831	3,785	4,337	3,971
Provision for income taxes	1,267	1,250	1,447	1,413

Net income	$2,564	$2,535	$2,890	$2,558

Basic earnings per share	$0.41	$0.40	$0.45	$0.39
Diluted earnings per share	0.40	0.39	0.43	0.38
Cash dividends declared	0.195	0.200	0.205	0.210

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$10,628	$11,101	$11,581	$12,118
Interest expense	2,305	2,718	3,026	3,499

Net interest income	8,323	8,383	8,555	8,619
Provision for loan losses	165	210	210	225

Net interest income after provision for loan losses	8,158	8,173	8,345	8,394
Non-interest income	1,476	1,629	1,719	1,805
Non-interest expense	5,826	6,100	6,066	6,190

Income before provision for income taxes	3,808	3,702	3,998	4,009
Provision for income taxes	1,245	1,205	1,275	1,317

Net income	$2,563	$2,497	$2,723	$2,692

Basic earnings per share	$0.41	$0.40	$0.44	$0.44
Diluted earnings per share	0.40	0.39	0.43	0.42
Cash dividends declared	0.167	0.171	0.185	0.190

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(20) Business	Combination

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

The aggregate purchase price was $10.1 million and included cash of $3.8 million, 231,225 shares of common stock valued at $5.7 million and $0.7 million in direct merger costs. The value of the 231,235 shares issued was determined based on the $24.49 average closing market price of the Company’s common stock for the two trading days before and after the measurement date of January 24, 2006 when the number of shares to be issued was determined. Total transaction expenses of $1.2 million included $721,000 of direct expenses noted above and $464,000 of merger expenses that were paid by WWB prior to the close of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$2,455
Securities	4,887
Loans, net of allowance for loan losses	40,739
Goodwill	6,441
Core deposit intangible	626
Premises and equipment, net	95
Other assets	1,319

Total assets	$56,562

Liabilities assumed:
Deposits	44,282
FHLB advances and other borrowings	1,953
Other liabilities	179

Total liabilities	$46,414

Net assets acquired	$10,148

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

The following table presents unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 assuming the acquisition occurred on January 1, 2005. The Company expects to realize cost savings as a result of the WWB merger that are not reflected in the pro forma consolidated condensed statements of income. No assurance can be given with respect to the ultimate level of such cost savings. The pro forma results do not necessarily indicate the results that would have been obtained had the acquisition actually occurred on January 1, 2005.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

For the year ended December 31, 2006

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$35,772	$1,131	$19	(a)	$36,922
Provision for loan losses	720	176	—		896
Noninterest income	7,954	136	—		8,090
Noninterest expense	27,082	1,648	(431	)(b)	28,299

Income before provision for income taxes	15,924	(557)	476		15,817
Provision for income taxes	5,377	(119)	91	(c)	5,340

Net Income	$10,547	$(438)	$385		$10,477

Basic earnings per share	$1.65				$1.62
Diluted earnings per share	$1.60				$1.57
Basic weighted average shares outstanding	6,375,059				6,471,407
Diluted weighted average shares outstanding	6,589,381				6,685,729

(a)	Amount represents amortization of purchase adjustments.
(b)	Amount represents merger related costs of $464 less amortization of intangibles of $33.
(c)	Income tax effect of proforma adjustments.

For the year ended December 31, 2005

($ in thousands, except per share amounts)	HFWA	WWB	Pro Forma Adjustments		Pro Forma Combined
Net interest income	$33,881	$2,807	$45	(a)	$36,733
Provision for loan losses	810	(28)	—		782
Noninterest income	6,630	195	—		6,825
Noninterest expense	24,183	2,374	78	(b)	26,635

Income before provision for income taxes	15,518	656	(33)		16,141
Provision for income taxes	5,042	225	(12	)(c)	5,255

Net Income	$10,476	$431	$(21)		$10,886

Basic earnings per share	$1.69				$1.70
Diluted earnings per share	$1.65				$1.65
Basic weighted average shares outstanding	6,189,497				6,420,732
Diluted weighted average shares outstanding	6,363,002				6,594,237

(a)	Amount represents amortization of purchase adjustments.
(b)	Amount represents amortization of intangibles.
(c)	Income tax effect of proforma adjustments.

INDEX TO EXHIBITS

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.5	Form of Severance Agreement entered into between the Company and seven additional executives, effective as of October 1, 1997(1)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.7	Employment Agreement between the Company and Michael Broadhead, effective September 28, 1998(4)

10.8	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006(9)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.11	Revised Employment Agreement between the Company and Donald V. Rhodes, effective January 1, 2005(7)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

14.0	Code of Ethics(6)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statement on Form S-4 dated January 20, 1999.

(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2004.

(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(9)	Incorporated by reference to the Current Report on Form 8-K dated October 4, 2006.