Form 10-Q
period 2007-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2007-05-01
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 10, 2007 there were 6,585,669 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2007 and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

	Signatures	19

	Exhibit 10.13

	Exhibit 10.14

	Exhibit 10.15

	Exhibit 10.16

	Certifications

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2007 and 2006

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$14,419	$11,909
Taxable interest on investment securities	414	409
Nontaxable interest on investment securities	44	39
Interest on federal funds sold and interest bearing deposits	44	13
Dividends on Federal Home Loan Bank stock	3	—

Total interest income	14,924	12,370
INTEREST EXPENSE:
Deposits	5,614	3,599
Other borrowings	413	286

Total interest expense	6,027	3,885

Net interest income	8,897	8,485
Provision for loan losses	180	140

Net interest income after provision for loan losses	8,717	8,345
NONINTEREST INCOME:
Gains on sales of loans, net	2	60
Brokered mortgage income	181	101
Service charges on deposits	853	738
Rental income	80	77
Merchant visa income	655	572
Other income	262	223

Total noninterest income	2,033	1,771
NONINTEREST EXPENSE:
Salaries and employee benefits	3,836	3,405
Occupancy and equipment	1,090	990
Data processing	380	317
Marketing	89	117
Office supplies and printing	99	104
Merchant visa	525	443
Professional services	171	140
State and local taxes	216	192
Other expense	779	577

Total noninterest expense	7,185	6,285

Income before federal income taxes	3,565	3,831
Federal income taxes	1,192	1,267

Net income	$2,373	$2,564

Earnings per share:
Basic	$0.37	$0.41
Diluted	$0.36	$0.40
Dividends declared per share:	$0.210	$0.195

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 and December 31, 2006

(Dollars in thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash on hand and in banks	$19,062	$23,713
Interest earning deposits	5,916	2,718
Investment securities available for sale	36,677	39,124
Investment securities held to maturity (market value of $3,816 and $3,861)	3,810	3,858
Loans held for sale	393	—
Loans receivable	765,117	749,701
Less: Allowance for loan losses	(10,086)	(10,105)

Loans receivable, net	755,031	739,596
Other real estate owned	80	225
Premises and equipment, net	15,656	15,681
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,227
Accrued interest receivable	4,242	4,298
Prepaid expenses and other assets	5,002	4,550
Deferred federal income taxes, net	2,069	2,242
Intangible assets, net	561	580
Goodwill	13,086	13,081

Total assets	$864,812	$852,893

Liabilities and Stockholders’ Equity
Deposits	$742,832	$725,921
Advances from Federal Home Loan Bank	29,572	37,167
Other borrowings	3,146	3,371
Accrued expenses and other liabilities	9,086	7,795

Total liabilities	784,636	774,254
Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,583,931 and 6,558,206 shares outstanding at March 31, 2007 and December 31, 2006, respectively	24,494	24,053
Unearned compensation - ESOP	(513)	(535)
Retained earnings, substantially restricted	56,637	55,647
Accumulated other comprehensive loss, net	(442)	(526)

Total stockholders’ equity	80,176	78,639
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$864,812	$852,893

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2006	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Stock option compensation expense	—	87	—	—	—	87
Earned ESOP shares	2	35	22	—	—	57
Earned restricted stock shares	—	16	—	—	—	16
Tax benefit on vesting of restricted stock shares		100	—	—	—	100
Restricted stock awards cancelled	(2)	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	10	—	—	—	10
Exercise of stock options (including tax benefits from nonqualified stock options)	41	568	—	—	—	568
Stock repurchase	(15)	(375)	—	—	—	(375)
Net income	—	—	—	2,373	—	2,373
Change in fair value of securities available for sale, net of tax	—	—	—	—	84	84
Cash dividends declared	—	—	—	(1,383)	—	(1,383)

Balance at March 31, 2007	6,584	$24,494	$(513)	$56,637	$(442)	$80,176

	Three months ended March 31,
Comprehensive Income	2007	2006
Net income	$2,373	$2,564
Change in fair value of securities available for sale, net of tax of $45 and $(23)	84	(44)

Comprehensive income	$2,457	$2,520

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$2,373	$2,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	419	445
Deferred loan fees, net of amortization	59	(120)
Provision for loan losses	180	140
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	1,048	(668)
Recognition of compensation related to ESOP shares and restricted stock awards	73	105
Stock option compensation expense	87	90
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(145)	(12)
Gain on sale of premises and equipment	(1)	—
Amortization of intangible assets	19	—
Deferred federal income tax	128	—
Origination of loans held for sale	(393)	(4,225)
Gain on sale of loans	—	(60)
Proceeds from sale of loans	—	4,252
Loss on sale of other real estate owned	20	—

Net cash provided by operating activities	3,867	2,511

Cash flows from investing activities:
Loans originated, net of principal payments	(15,759)	(8,248)
Maturities of investment securities available for sale	2,584	1,733
Maturities of investment securities held to maturity	47	32
Purchase of investment securities available for sale	—	(737)
Purchase of investment securities held to maturity	—	(205)
Purchase of premises and equipment	(406)	(151)
Proceeds from sale of other real estate owned	205	2
Proceeds from sale of premises and equipment	5	—

Net cash used in investing activities	(13,324)	(7,574)

Cash flows from financing activities:
Net increase in deposits	16,911	24,031
Net decrease in borrowed funds	(7,820)	(24,700)
Cash dividends paid	(1,390)	(1,202)
Proceeds from exercise of stock options	533	390
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	145	12
Repurchase of common stock	(375)	(2)

Net cash provided by (used in) financing activities	8,004	(1,471)

Net decrease in cash and cash equivalents	(1,453)	(6,534)
Cash and cash equivalents at beginning of period	26,431	28,002

Cash and cash equivalents at end of period	$24,978	$21,468

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$6,346	$4,246
Federal income taxes	—	100
Supplemental disclosures of cash flow information:
Loans transferred to/from other real estate owned	(80)	—
Elimination of unearned compensation – restricted stock awards	—	527

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2007 and 2006

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2006 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

(c.) Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption of this statement is permitted provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurments. Management does not intend to early adopt SFAS No. 159. Management is assessing the impact of adopting SFAS No. 159, which will become effective on January 1, 2008, on the Company’s consolidated financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2007	2006
Basic:
Weighted average shares outstanding	6,567,677	6,267,471
Less: Weighted average unvested restricted stock awards	(63,128)	(64,486)

Basic weighted average shares outstanding	6,504,549	6,202,985

Diluted:
Basic weighted average shares outstanding	6,504,549	6,202,985
Incremental shares from unexercised stock options and unvested restricted stock awards	174,011	227,213

Diluted weighted average shares outstanding	6,678,560	6,430,198

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2007, anti-dilutive shares outstanding related to options to acquire common stock totaled 105,600 as the exercise price was in excess of the market value. For the three months ended March 31, 2006, there were no anti-dilutive shares outstanding related to options to acquire common stock.

(b.) Cash Dividend Declared

On March 20, 2007, we announced a quarterly cash dividend of 21.0 cents per share payable on April 30, 2007 to stockholders of record on April 16, 2007.

NOTE 3. Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-based Payment.” SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award on the grant date. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods.

Total stock-based compensation expense (excluding ESOP expense) for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)
Compensation expense recognized	$103	$135
Related tax benefit recognized	10	20

As of March 31, 2007, the total unrecognized compensation expense related to non-vested stock awards was $546,000 and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.

The fair value of options granted during the three months ended March 31, 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the three months ended March 31, 2007). The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2006	4.80%	4.41	20%	3.60%	$4.37

NOTE 4. Stock Option and Award Plans

On September 24, 1996, Heritage Bank’s stockholders approved the adoption of the 1997 stock option plan. On October 15, 1998, the Company’s stockholders approved the adoption of the 1998 stock option plan, which is similar to the 1997 plan. The 1998 plan does not affect any options granted under the 1997 plan. On April 25, 2002, the Company’s stockholders approved the adoption of the 2002 Incentive Stock Option Plan, the 2002 Director Nonqualified Stock Option Plan and the 2002 Restricted Stock Plan, which are generally similar to the 1997 and 1998 stock plans. On April 27, 2006, the Company’s stockholders approved the adoption of the 2006 Incentive Stock Option Plan, the 2006 Director Nonqualified Stock Option Plan and the 2006 Restricted Stock Plan, which are generally similar to the 1997, 1998 and 2002 stock plans.

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

The following table summarizes stock option and award activity for the three months ended March 31, 2007.

	Outstanding Options		Outstanding Awards of Restricted Stock
	Shares	Avg. Price	Shares	Avg. Price
Balance at December 31, 2006	638,461	$18.79	79,475	$17.99

Options and awards granted	—	—	—	—
Less: Options exercised/Awards vested	(40,773)	13.08	(31,500)	11.67
Expired or canceled	(11,496)	20.90	(2,050)	23.55

Balance at March 31, 2007	586,192	$19.14	45,925	$22.09

Financial data pertaining to outstanding stock options and exercisable stock options at March 31, 2007 follows:

Exercise Price	Number of Outstanding Option Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Exercisable Option Shares	Weighted Average Exercise Price
$7.35—$9.67	52,371	1.0	$8.94	52,371	$8.94
$11.67	76,979	2.0	11.67	76,979	11.67
$15.19—$18.14	9,519	2.9	18.12	9,519	18.12
$20.11	99,334	4.0	20.11	99,334	20.11
$20.36	116,557	3.0	20.36	116,557	20.36
$20.50	121,317	4.9	20.50	79,191	20.50
$20.71—$24.05	10,215	5.4	22.12	3,405	22.12
$25.94—$27.32	99,900	6.0	26.00	700	27.22

	586,192	3.8	$19.14	438,056	$17.41

At March 31, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $3.5 million and $3.3 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, was $478,000 and $390,000, respectively. The weighted average remaining contractual life of exercisable option shares as of March 31, 2007 was 3.1 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $998,000 and $388,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2006 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

Financial Condition Data

Total assets increased $11.9 million (1.4%) to $864.8 million as of March 31, 2007 from the December 31, 2006 balance of $852.9 million. Deposits increased $16.9 million (2.3%) to $742.8 million as of March 31, 2007 from the December 31, 2006 balance of $725.9 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $15.8 million (2.1%) to $755.4 million as of March 31, 2007 from the December 31, 2006 balance of $739.6 million. Commercial loans increased by $0.9 million to $441.4 million as of March 31, 2007 from the December 31, 2006 balance of $440.5 million. Commercial loans continue to be the largest segment of loans at 57.7% and 58.8% as a percentage of total loans as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, we have repurchased a total of 5,974,416 of the Company’s shares, or 52.4% of the total outstanding at March 31, 1999, which was the inception of our stock repurchase programs, at an average price of $12.23 per share. We began our current 5% repurchase program on August 2, 2004 with the goal to repurchase approximately 309,750 shares. During the quarter ended March 31, 2007, we repurchased 15,311 shares at an average price of $24.47. We have repurchased 126,450 shares under the current program at an average price of $21.91.

Earnings Summary

Net income was $0.36 per diluted share for the three months ended March 31, 2007 compared to $0.40 per diluted share for the three months ended March 31, 2006. Actual earnings for the three months ended March 31, 2007 were $2,373,000 compared to $2,564,000 for the same period in 2006.

Return on average equity for the quarter ended March 31, 2007 was 11.92% compared to 15.20% for the same period last year. Average equity increased by $12.3 million to $80.7 million for the three months ended March 31, 2007 versus $68.4 million for the same period last year while net income decreased by $191,000.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2007 increased 4.9% to $8,897,000 from $8,485,000 for the same quarter in 2006. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.59% for the current quarter from 4.96% for the same quarter last year. A continuation of a “flat” yield curve and a very competitive business environment has had the effect of reducing our net interest margin.

Interest income increased $2.6 million, or 20.7%, for the three months ended March 31, 2007 as compared to the first quarter last year and interest expense increased $2.1 million, or 55.1%, during this same period. Loans averaged $737.6 million with an average yield of 7.93% for the three months ended March 31, 2007 compared to average loans of $644.0 million with an average yield of 7.50% for the same period in 2006. Certificates of deposit averaged $338.3 million with an average cost of 4.80% for the three months ended March 31, 2007 compared to $285.4 million with an average cost of 3.66% for the same period in 2006.

Provision for Loan Losses

The provision for loan losses was $180,000 for the three months ended March 31, 2007, which was $40,000 more than the provision for loan losses during the first quarter of 2006.

Noninterest Income

Noninterest income increased 14.8% to $2,033,000 for the three months ended March 31, 2007 compared with $1,771,000 for the same quarter in 2006. The increase is due primarily to increases in service charges on deposits of $115,000, merchant visa income of $83,000 and brokered mortgage income of $80,000.

Noninterest Expense

Noninterest expense increased 14.3% to $7,185,000 during the three months ended March 31, 2007 compared to $6,285,000 for the same period during 2006. Salaries and employee benefits increased by $431,000 for the three months ended March 31, 2007 compared to the same period last year. This increase was primarily the result of the acquisition of Western Washington Bancorp, the opening of the Sumner branch and the hiring of additional loan officers. Occupancy and equipment expense and merchant visa expense increased $100,000 and $82,000, respectively, compared to the same period last year.

The efficiency ratio for the quarter ended March 31, 2007 was 65.7% compared to 61.3% for the comparable quarter in 2006. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $765.5 million at March 31, 2007 from $749.7 million at December 31, 2006.

	At March 31, 2007	% of Total	At December 31, 2006	% of Total
	(Dollars in thousands)
Commercial	$441,359	57.66%	$440,450	58.75%
Real estate mortgages
One-to-four family residential	59,000	7.71	58,911	7.86
Five or more family residential and commercial properties	185,297	24.21	172,937	23.07

Total real estate mortgages	244,297	31.91	231,848	30.93
Real estate construction
One-to-four family residential	53,901	7.04	53,298	7.11
Five or more family residential and commercial properties	15,137	1.98	13,532	1.80

Total real estate construction	69,038	9.02	66,830	8.91
Consumer	13,278	1.73	12,976	1.73

Gross loans	767,972	100.32	752,104	100.32
Less: deferred loan fees	(2,462)	(0.32)	(2,403)	(0.32)

Total loans	$765,510	100.00%	$749,701	100.00%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2007	At December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,613	$2,807
Other real estate owned	80	225

Total nonperforming assets	$1,693	$3,032

Accruing loans past due 90 days or more	$—	$—
Potential problem loans	7,330	7,792
Allowance for loan losses	10,086	10,105
Nonperforming loans to loans	0.21%	0.37%
Allowance for loan losses to loans	1.32%	1.35%
Allowance for loan losses to nonperforming loans	625.20%	360.05%
Nonperforming assets to total assets	0.20%	0.36%

Nonperforming assets decreased to $1,693,000, or 0.20% of total assets at March 31, 2007 from $3,032,000, or 0.36% of total assets at December 31, 2006. We believe that we are adequately reserved for losses in the portfolio as of March 31, 2007. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$765,510	$660,817
Average loans outstanding during period	737,641	643,998
Allowance balance at beginning of period	10,105	8,496
Provision for loan losses	180	140
Charge offs:
Real estate	—	(4)
Commercial	(180)	—
Agriculture	—	—
Consumer	(27)	(14)

Total charge offs	(207)	(18)

Recoveries:
Real estate	—	23
Commercial	1	107
Agriculture	—	—
Consumer	7	7

Total recoveries	8	137

Net recoveries (charge offs)	(199)	119

Allowance balance at end of period	$10,086	$8,755

Allowance for loan losses to loans	1.32%	1.33%
Ratio of net recoveries (charge offs) during period to average loans outstanding	(0.03)%	0.02%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the three months ended March 31, 2007 decreased by $19,000. Based on management’s assessment of loan quality, the Company believes that its reserve for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2007, cash and cash equivalents totaled $25.0 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $15.8 million, or 2.0% of total assets. At March 31, 2007, our banks maintained a credit facility with the FHLB of Seattle for $152.9 million, with $29.6 million in FHLB borrowings as of March 31, 2007.

Capital

Stockholders’ equity at March 31, 2007 was $80.2 million compared with $78.6 million at December 31, 2006. During the period, we declared dividends of $1.4 million, realized income of $2.4 million, recorded $84,000 in unrealized gains on securities available for sale, net of tax, repurchased company stock in the amount of $375,000 and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $838,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At both March 31, 2007 and December 31, 2006, our leverage ratio was 8.0%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. At both March 31, 2007 and December 31, 2006, our Tier I and total risk based capital ratios were 9.1% and 11.1%, respectively.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2006.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2007.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended March 31, 2007, the Company repurchased 15,311 shares at an average price of $24.47. In total, the Company has repurchased 126,450 shares at an average price of $21.91 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2007 – January 31, 2007	1,657	$24.24	5,960,762	196,954
February 1, 2007 – February 28, 2007	13,654	$24.50	5,974,416	183,300
March 1, 2007 – March 31, 2007	—	$—	5,974,416	183,300

Total	15,311	$24.47	5,974,416	183,300

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

In the quarter ended March 31, 2007, the Company entered into material agreements with several of its executive officers. Because these agreements were not filed pursuant to periodic reports, the Company is filing them on this Form 10-Q.

In February 2007, the Company amended and restated its employment contract with President and CEO Brian L. Vance. The contract is effective on October 1, 2006 and provides that Mr. Vance serve as President and CEO of Heritage Financial Corporation for a term of three years ending September 30, 2009 after which time this agreement will automatically renew for additional terms of one year each. Subject to the terms and conditions set forth in the agreement, this agreement may be terminated by either party by giving written notice to the other party at least one year prior to the expiration date of the original term or any renewal term. The agreement is attached to this Form 10-Q as Exhibit 10.13.

In March 2007, D. Michael Broadhead executed an employment agreement with Central Valley Bank. The agreement commenced on April 1, 2007 and will continue until March 31, 2008, after which time this agreement will automatically renew for additional terms of one year each. Subject to specified terms and conditions set forth in the agreement, the agreement may be terminated by either party by giving written notice to the other party at least 90 days prior to the expiration date of the original term or any renewal term. The agreement is attached to this Form 10-Q as Exhibit 10.14.

In March 2007, Edward D. Cameron entered into a severance agreement with Heritage effective April 1, 2007. In the event of a “change in control”, if (1) termination of executive’s employment by Heritage without cause or by executive for good reason within 365 days of date of change of control, or (2) executive is terminated without cause by employer prior to 60 days prior to the public announcement of the change in control and change of control occurs within eighteen months of executive’s termination, Mr. Cameron shall be paid a severance benefit in an amount equal to one times his then current annual base salary or equal to his salary to be paid from the date of change of control through April 30, 2008, whichever is less. In addition, vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. The severance agreement stipulates that the change in control payment will be less than the amount that would cause it to be a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code. Under the terms of the agreement, Mr. Cameron agrees that for a period of one year after receiving his severance payment he will not become involved with a competing business or serve, directly or indirectly, a competing business in any manner except as provided in the agreement, nor will he solicit or attempt to solicit any employee or customer of Heritage or its subsidiaries to leave the employ of Heritage or its subsidiaries or remove their business from Heritage or its subsidiaries. The agreement is attached to this Form 10-Q as Exhibit 10.15.

In March 2007, Gregory D. Patjens entered into a severance agreement with Heritage effective April 1, 2007. In the event of a “change in control”, if (1) termination of executive’s employment by Heritage without cause or by executive for good reason within 365 days of date of change of control, or (2) executive is terminated without cause by employer prior to 60 days prior to the public announcement of the change in control and change of control occurs within eighteen months of executive’s termination, Mr. Patjens shall be paid a severance benefit in an amount equal to two times his then current annual base salary. In addition, vesting of all stock options and lapse of all restrictions with respect to restricted stock awards shall occur. The severance agreement stipulates that the change in control payment will be less than the amount that would cause it to be a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code. Under the terms of the agreement, Mr. Patjens agrees that for a period of two years after receiving his severance payment he will not become involved with a competing business or serve, directly or indirectly, a competing business in any manner except as provided in the agreement, nor will he solicit or attempt to solicit any employee or customer of Heritage or its subsidiaries to leave the employ of Heritage or its subsidiaries or remove their business from Heritage or its subsidiaries. The agreement is attached to this Form 10-Q as Exhibit 10.16.

Item 6.	Exhibits

Exhibit No.
3.1	Articles of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007

14.0	Code of Ethics(5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 1, 2007	/s/ Brian L. Vance
Brian L. Vance President and Chief Executive Officer (Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)