Form 10-Q
period 2007-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2007-07-27
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 12, 2007 there were 6,640,659 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$15,131	$12,927	$29,550	$24,836
Taxable interest on investment securities	411	431	826	840
Nontaxable interest on investment securities	44	41	88	80
Interest on federal funds sold and interest bearing deposits	36	13	80	26
Dividends on Federal Home Loan Bank stock	5	—	8	—

Total interest income	15,627	13,412	30,552	25,782
INTEREST EXPENSE:
Deposits	6,013	4,189	11,627	7,788
Other borrowings	512	439	925	725

Total interest expense	6,525	4,628	12,552	8,513

Net interest income	9,102	8,784	18,000	17,269
Provision for loan losses	180	100	360	240

Net interest income after provision for loan losses	8,922	8,684	17,640	17,029
NONINTEREST INCOME:
Gains on sales of loans, net	11	30	13	90
Brokered mortgage income	221	101	402	227
Service charges on deposits	967	826	1,821	1,564
Rental income	81	79	160	156
Merchant visa income	709	613	1,364	1,186
Other income	240	268	502	465

Total noninterest income	2,229	1,917	4,262	3,688
NONINTEREST EXPENSE:
Salaries and employee benefits	3,672	3,714	7,509	7,119
Occupancy and equipment	1,014	989	2,104	1,978
Data processing	388	327	768	644
Marketing	174	133	263	250
Office supplies and printing	101	99	200	203
Merchant visa	568	482	1,094	926
Professional services	210	181	381	321
State and local taxes	244	200	459	392
Other expense	805	691	1,584	1,267

Total noninterest expense	7,176	6,816	14,362	13,100

Income before federal income taxes	3,975	3,785	7,540	7,617
Federal income taxes	1,348	1,250	2,540	2,517

Net income	$2,627	$2,535	$5,000	$5,100

Earnings per share:
Basic	$0.40	$0.40	$0.76	$0.81
Diluted	$0.39	$0.39	$0.75	$0.79
Dividends declared per share:	$0.210	$0.200	$0.420	$0.395

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Cash on hand and in banks	$33,738	$23,713
Interest earning deposits	4,887	2,718
Federal funds sold	4,600	—
Investment securities available for sale	35,866	39,124
Investment securities held to maturity (market value of $3,704 and $3,861)	3,757	3,858
Loans held for sale	380	—
Loans receivable	789,813	749,701
Less: Allowance for loan losses	(10,232)	(10,105)

Loans receivable, net	779,581	739,596
Other real estate owned	—	225
Premises and equipment, at cost, net	15,359	15,681
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,227
Accrued interest receivable	4,451	4,298
Prepaid expenses and other assets	3,970	4,550
Deferred federal income taxes, net	2,143	2,242
Intangible assets, net	541	580
Goodwill	13,086	13,081

Total assets	$905,586	$852,893

Liabilities and Stockholders’ Equity
Deposits	$770,801	$725,921
Advances from Federal Home Loan Bank	41,778	37,167
Other borrowings	2,559	3,371
Accrued expenses and other liabilities	8,878	7,795

Total liabilities	824,016	774,254
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,639,671 and 6,558,206 shares outstanding at June 30, 2007 and December 31, 2006, respectively	24,781	24,053
Unearned compensation - ESOP	(491)	(535)
Retained earnings, substantially restricted	57,860	55,647
Accumulated other comprehensive loss, net	(580)	(526)

Total stockholders’ equity	81,570	78,639
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$905,586	$852,893

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2007 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2006	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Stock option compensation expense	—	146	—	—	—	146
Earned ESOP shares	5	68	44	—	—	112
Earned restricted stock shares	—	51	—	—	—	51
Tax benefit on vesting of restricted stock shares	—	100	—	—	—	100
Restricted stock awards granted	21	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	16	—	—	—	16
Exercise of stock options (including tax benefits from nonqualified stock options)	104	1,358	—	—	—	1,358
Stock repurchase	(43)	(1,011)	—	—	—	(1,011)
Net income	—	—	—	5,000	—	5,000
Change in fair value of securities available for sale, net of tax	—	—	—	—	(54)	(54)
Cash dividends declared	—	—	—	(2,787)	—	(2,787)

Balance at March 31, 2007	6,640	$24,781	$(491)	$57,860	$(580)	$81,570

	Three months ended June 30,		Six months ended June 30,
Comprehensive Income	2007	2006	2007	2006
Net income	$2,627	$2,535	$5,000	$5,100
Change in fair value of securities available for sale, net of tax of $(74), $(92), $(29), $(115)	(138)	(170)	(54)	(214)

Comprehensive income	$2,489	$2,365	$4,946	$4,886

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$5,000	$5,100
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	410	849
Deferred loan fees, net of amortization	58	316
Provision for loan losses	360	240
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	1,659	(1,442)
Recognition of compensation related to ESOP shares and restricted stock awards	163	235
Stock option compensation expense	146	171
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(163)	(22)
Amortization of intangible assets	39	15
Deferred federal income tax	128	—
Origination of loans held for sale	(1,748)	(6,425)
Gain on sale of loans	(13)	(90)
Proceeds from sale of loans	1,381	6,304
(Gain) loss on sale of other real estate owned	20	(13)
Gain on sale of premises and equipment	(1)	(12)

Net cash provided by operating activities	7,439	5,226

Cash flows from investing activities:
Loans originated, net of principal payments	(40,488)	(28,648)
Purchase of Western Washington Bancorp, net of cash acquired	—	(2,032)
Maturities of investment securities available for sale	3,912	3,931
Maturities of investment securities held to maturity	100	102
Proceeds from sales of securities available for sale	—	2,248
Proceeds from redemption of Federal Reserve Bank stock	—	141
Purchase of investment securities available for sale	(719)	(737)
Purchase of investment securities held to maturity	—	(205)
Purchase of premises and equipment	(109)	(332)
Proceeds from sale of other real estate owned	285	384
Proceeds from sale of premises and equipment	5	15

Net cash used in investing activities	(37,014)	(25,133)

Cash flows from financing activities:
Net increase in deposits	44,880	27,915
Net increase (decrease) in borrowed funds	4,386	(9,798)
Proceeds from issuance of long-term debt	—	3,700
Repayments of long-term debt	(587)	—
Cash dividends paid	(2,773)	(2,399)
Proceeds from exercise of stock options	1,311	769
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	163	22
Repurchase of common stock	(1,011)	(12)

Net cash provided by financing activities	46,369	20,197

Net increase in cash and cash equivalents	16,794	290

Cash and cash equivalents at beginning of period	26,431	28,002

Cash and cash equivalents at end of period	$43,225	$28,292

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$12,267	$8,202
Federal income taxes	2,018	3,138
Supplemental disclosures of cash flow information:
Elimination of unearned compensation – restricted stock awards	—	527
Loans transferred to other real estate owned	80	—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2007 and 2006

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. The deposits of Heritage Bank and Central Valley Bank are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties of Washington State. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2006 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

(c.) Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Condensed Consolidated Statements of Income. The amount of interest and penalties accrued for the three and six months ended June 30, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption of this statement was permitted provided the entity also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. Management did not early adopt SFAS No. 159. Management is assessing the impact of adopting SFAS No. 159, which will become effective on January 1, 2008, on the Company’s consolidated financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic:
Weighted average shares outstanding	6,622,531	6,395,867	6,595,741	6,332,027
Less: Weighted average unvested restricted stock awards	(45,780)	(75,981)	(54,507)	(70,265)

Basic weighted average shares outstanding	6,576,751	6,319,886	6,541,234	6,261,762

Diluted:
Basic weighted average shares outstanding	6,576,751	6,319,886	6,541,234	6,261,762
Incremental shares from unexercised stock options and unvested restricted stock awards	104,943	217,348	138,550	221,845

Weighted average shares outstanding	6,681,694	6,537,234	6,679,784	6,483,607

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the six months ended June 30, 2007 and 2006, anti-dilutive shares outstanding related to options to acquire common stock totaled 104,122 and 41,408, respectively, as the exercise price was in excess of the market value.

(b.) Cash Dividend Declared

On June 20, 2007, we announced a quarterly cash dividend of 21.0 cents per share payable on July 30, 2007 to stockholders of record on July 16, 2007.

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

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)
Compensation expense recognized	$196	$299
Related tax benefit recognized	26	53

As of June 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $827,000 and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.

The fair value of options granted during the six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2007	5.04%	4.50	21%	3.59%	$4.04
June 30, 2006	4.94%	4.50	20%	3.70%	$4.16

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

Stock options generally vest ratably over three years and expire five years after they become exercisable which amounts to an average term of seven years. Restricted Stock awards issued have a five-year cliff vesting. The Company issues new shares to satisfy share option exercises and restricted stock awards.

The following table summarizes stock option activity for the six months ended June 30, 2007.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	638,461	$18.79
Granted	17,550	23.40
Exercised	(104,277)	12.57
Forfeited or expired	(19,375)	22.07

Outstanding at June 30, 2007	532,359	$20.03	3.89	$2,237

Exercisable at June 30, 2007	406,351	$18.87	3.18	$2,089

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, was $1,204,000 and $769,000, respectively. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $1,126,000 and $396,000, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2007.

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	79,475	$17.99
Granted	21,005	23.40
Vested	(31,500)	11.67
Forfeited	(5,275)	21.82

Outstanding at June 30, 2007	63,705	$22.59

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$764,755	$15,131	7.94%	$680,523	$12,927	7.62%
Taxable securities	35,445	411	4.65	40,391	431	4.28
Nontaxable securities	4,825	44	3.70	4,492	41	3.62
Interest earning deposits	2,692	36	5.38	1,169	13	4.51
Federal Home Loan Bank stock	3,227	5	0.60	3,124	—	—

Total interest earning assets	$810,944	$15,627	7.73%	$729,699	$13,412	7.37%
Noninterest earning assets	57,555			52,022

Total assets	$868,499			$781,721

Interest Bearing Liabilities:
Certificates of deposit	$350,655	$4,275	4.89%	$297,854	$2,967	4.00%
Savings accounts	82,313	397	1.94	94,461	414	1.76
Interest bearing demand and money market accounts	209,380	1,341	2.57	182,777	808	1.77

Total interest bearing deposits	642,348	6,013	3.75	575,092	4,189	2.92
FHLB advances and other borrowings	36,222	512	5.67	33,175	439	5.31

Total interest bearing liabilities	$678,570	$6,525	3.86%	$608,267	$4,628	3.05%
Demand and other noninterest bearing deposits	100,238			95,341
Other noninterest bearing liabilities	7,141			7,160
Stockholders’ equity	82,550			71,953

Total liabilities and stockholders’ equity	$868,499			$782,721

Net interest income		$9,102			$8,784
Net interest spread			3.87%			4.32%
Net interest margin			4.50%			4.83%
Average interest earning assets to average interest bearing liabilities			119.51%			119.96%

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$751,273	$29,550	7.93%	$662,361	$24,836	7.56%
Taxable securities	35,983	826	4.63	40,890	840	4.14
Nontaxable securities	4,795	88	3.72	4,431	80	3.63
Interest earning deposits	3,015	80	5.33	1,211	26	4.33
Federal Home Loan Bank stock	3,227	8	0.50	3,098	—	—

Total interest earning assets	$798,293	$30,552	7.72%	$711,991	$25,782	7.30%
Noninterest earning assets	58,222			51,414

Total assets	$856,515			$763,405

Interest Bearing Liabilities:
Certificates of deposit	$344,512	$8,280	4.85%	$291,674	$5,541	3.83%
Savings accounts	86,037	834	1.96	94,408	763	1.63
Interest bearing demand and money market accounts	204,222	2,513	2.48	179,442	1,484	1.67

Total interest bearing deposits	634,771	11,627	3.69	565,524	7,788	2.78
FHLB advances and other borrowings	32,582	925	5.73	28,729	725	5.09

Total interest bearing liabilities	$667,353	$12,552	3.79%	$594,253	$8,513	2.89%
Demand and other noninterest bearing deposits	100,422			91,957
Other noninterest bearing liabilities	7,106			6,991
Stockholders’ equity	81,634			70,204

Total liabilities and stockholders’ equity	$856,515			$763,405

Net interest income		$18,000			$17,269
Net interest spread			3.92%			4.41%
Net interest margin			4.55%			4.89%
Average interest earning assets to average interest bearing liabilities			119.62%			119.81%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the three months ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,667	$537	$2,204
Taxable securities	(57)	37	(20)
Nontaxable securities	2	1	3
Interest earning deposits	20	3	23
Federal Home Loan Bank stock	—	5	5

Interest income	$1,632	$583	$2,215

Interest bearing liabilities:
Certificates of deposit	$644	$664	$1,308
Savings accounts	(59)	42	(17)
Interest bearing demand and money market accounts	171	362	533

Total interest bearing deposits	756	1,068	1,824
FHLB advances and other borrowings	43	30	73

Interest expense	$799	$1,098	$1,897

	For the six months ended June 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$3,498	$1,216	$4,714
Taxable securities	(112)	98	(14)
Nontaxable securities	6	2	8
Interest earning deposits	48	6	54
Federal Home Loan Bank stock	—	8	8

Interest income	$3,440	$1,330	$4,770

Interest bearing liabilities:
Certificates of deposit	$1,270	$1,469	$2,739
Savings accounts	(81)	152	71
Interest bearing demand and money market accounts	305	724	1,029

Total interest bearing deposits	1,494	2,345	3,839
FHLB advances and other borrowings	109	91	200

Interest expense	$1,603	$2,436	$4,039

Financial Condition Data

Total assets increased $52.7 million (6.2%) to $905.6 million as of June 30, 2007 from the December 31, 2006 balance of $852.9 million. Deposits increased $44.9 million (6.2%) to $770.8 million as of June 30, 2007 from the December 31, 2006 balance of $725.9 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $40.4 million (5.5%) to $780.0 million as of June 30, 2007 from the December 31, 2006 balance of $739.6 million. Commercial loans increased by $18.1 million to $458.6 million as of June 30, 2007 from the December 31, 2006 balance of $440.5 million. Commercial loans continue to be the largest segment of loans at 58.0% and 58.8% as a percentage of total loans as of June 30, 2007 and December 31, 2006, respectively.

Earnings Summary

Net income was $0.39 per diluted share for the three months ended June 30, 2007 and June 30, 2006. Actual earnings for the three months ended June 30, 2007 were $2,627,000 compared to $2,535,000 for the same period in 2006, an increase of 3.6%. Net income for the six months ended June 30, 2007 was $0.75 per diluted share compared to $0.79 per diluted share for the same period last year, a decrease of 4.8%. Actual earnings for the six months ended June 30, 2007 were $5,000,000 compared to $5,100,000 for the same period in 2006, a decrease of 2.0%.

Return on average equity for the quarter ended June 30, 2007 was 12.76% compared to 14.13% for the same period last year. Average equity increased by $10.6 million to $82.6 million for the three months ended June 30, 2007 versus $72.0 million for the same period last year. For the six months ended June 30, 2007, the Company’s return on average equity was 12.35% compared to 14.65% for the six months ended June 30, 2006. Average equity for the six months ended June 30, 2007 increased $11.4 million to $81.6 million from $70.2 million for the six months ended June 30, 2006. The Company’s capital position remains strong at 9.01% of total assets as of June 30, 2007, down slightly from 9.09% at June 30, 2006.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2007 increased 3.6% to $9,102,000 from $8,784,000 for the same quarter in 2006. Net interest income before provision for loan losses for the six months ended June 30, 2007 increased 4.2% to $18,000,000 from $17,269,000 for the same period in 2006. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.50% for the current quarter from 4.83% for the same quarter last year. The net interest margin decreased to 4.55% for the six months ended June 30, 2007 from 4.89% for the same period in 2006. The lower net interest margins are due to a continuation of a relatively “flat” yield curve and a very competitive business environment. Although management expects this trend to continue, the magnitude of the decrease in net interest margin is expected to decrease.

Interest income increased $2.2 million, or 16.5%, for the three months ended June 30, 2007 as compared to the second quarter last year and interest expense increased $1.9 million, or 41.0%, during this same period. Interest income for the six months ended June 30, 2007 increased $4.8 million, or 18.5%, as compared to the same period last year and interest expense increased $4.0 million, or 47.5%, during this same period. Loans averaged $764.8 million with an average yield of 7.94% for the three months ended June 30, 2007 compared to average loans of $680.5 million with an average yield of 7.62% for the same period in 2006. Loans averaged $751.3 million with an average yield of 7.93% for the six months ended June 30, 2007 compared to average loans of $662.4 million with an average yield of 7.56% for the same period in 2006. Certificates of deposit averaged $350.7 million with an average cost of 4.89% for the three months ended June 30, 2007 compared to $297.9 million with an average cost of 4.00% for the same period in 2006. Certificates of deposit averaged $344.5 million with an average cost of 4.85% for the six months ended June 30, 2007 compared to $291.7 million with an average cost of 3.83% for the same period in 2006.

Provision for Loan Losses

The provision for loan losses was $180,000 for the three months ended June 30, 2007, an increase of $80,000 over the provision for loan losses during the second quarter of 2006. The provision for loan losses was $360,000 for the six months ended June 30, 2007 up from $240,000 for the same period in 2006. The increase in the provision for loan losses was due to net recoveries recognized in the six months ended June 30, 2006 which lowered the provision required to maintain an adequate allowance for loan losses.

Noninterest Income

Noninterest income increased 16.3% to $2,229,000 for the three months ended June 30, 2007 compared with $1,917,000 for the same quarter in 2006. Noninterest income increased 15.6% to $4,262,000 for the six months ended June 30, 2007 from $3,688,000 for same period in 2006. The increases for the three and six months ended June 30, 2007 were primarily due to increases in brokered mortgage income of $120,000 and $175,000, respectively, service charges of $141,000 and $257,000, respectively, and in merchant visa income of $96,000 and $178,000, respectively. These increases are due substantially to increased volume in these activities.

Noninterest Expense

Noninterest expense increased 5.3% to $7,176,000 during the three months ended June 30, 2007 compared to $6,816,000 for the same period during 2006.

Noninterest expense increased 9.6% to $14,362,000 for the six months ended June 30, 2007 from $13,100,000 for the same period last year. This increase was due to increases in salaries and benefits expense of $390,000, occupancy and equipment expense of $126,000, data processing expense of $124,000 and merchant visa expense of $168,000.

The efficiency ratio for the quarter ended June 30, 2007 was 63.3% compared to 63.7% for the comparable quarter in 2006. The efficiency ratio for the six months ended June 30, 2007 was 64.5% compared to 62.5% for the same period last year. The efficiency ratio increases are primarily a result of increased noninterest expense due to the factors listed above. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $790.2 million at June 30, 2007 from $749.7 million at December 31, 2006.

	At June 30, 2007	% of Total	At December 31, 2006	% of Total
	(Dollars in thousands)
Commercial	$458,599	58.0%	$440,450	58.8%
Real estate mortgages
One-to-four family residential	60,119	7.6	58,911	7.8
Five or more family residential and commercial properties	180,833	22.9	172,937	23.1

Total real estate mortgages	240,952	30.5	231,848	30.9
Real estate construction
One-to-four family residential	59,813	7.6	53,298	7.1
Five or more family residential and commercial properties	18,484	2.3	13,532	1.8

Total real estate construction	78,297	9.9	66,830	8.9
Consumer	14,806	1.9	12,976	1.7

Gross loans	792,654	100.3	752,104	100.3
Less: deferred loan fees	(2,461)	(0.3)	(2,403)	(0.3)

Total loans	$790,193	100.0%	$749,701	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2007	At December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,605	$2,807
Other real estate owned	—	225

Total nonperforming assets	$1,605	$3,032

Accruing loans past due 90 days or more	$912	$—
Potential problem loans	5,972	7,792
Allowance for loan losses	10,232	10,105
Nonperforming loans to loans	0.20%	0.37%
Allowance for loan losses to loans	1.30%	1.35%
Allowance for loan losses to nonperforming loans	637.51%	360.05%
Nonperforming assets to total assets	0.18%	0.36%

Nonperforming assets decreased to $1,605,000, or 0.18% of total assets at June 30, 2007 from $3,032,000, or 0.36% of total assets at December 31, 2006 due substantially to pay-offs of nonaccrual loans. We believe that we are adequately reserved for losses in the portfolio as of June 30, 2007. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period	$789,813	$722,111
Average loans outstanding during period	751,273	662,361
Allowance balance at beginning of period	10,105	8,496
Provision for loan losses	360	240
Allowance acquired through acquisition	—	749
Charge offs:
Real estate	—	(4)
Commercial	(180)	—
Agriculture	(12)	—
Consumer	(55)	(28)

Total charge offs	(247)	(32)

Recoveries:
Real estate	—	24
Commercial	2	252
Agriculture	—	—
Consumer	12	13

Total recoveries	14	289

Net recoveries (charge offs)	(233)	257

Allowance balance at end of period	$10,232	$9,742

Allowance for loan losses to loans	1.30%	1.35%
Ratio of net recoveries (charge offs) during period to average loans outstanding	(0.03)%	0.04%

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the six months ended June 30, 2007 increased by $127,000 to $10.2 million from $10.1 million at December 31, 2006. Based on management’s assessment of loan quality, the Company believes that its allowance for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2007, cash and cash equivalents totaled $43.2 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $17.8 million, or 2.0% of total assets. At June 30, 2007, our banks maintained a credit facility with the FHLB of Seattle for $160.7 million, with $41.8 million in FHLB borrowings as of June 30, 2007.

Capital

Stockholders’ equity at June 30, 2007 was $81.6 million compared with $78.6 million at December 31, 2006. During the six months ended June 30, 2007, we declared dividends of $2.8 million, realized income of $5.0 million, recorded $54,000 in unrealized losses on securities available for sale, net of tax, repurchased $1.0 million of common stock and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $1.8 million.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At June 30, 2007 and December 31, 2006, our leverage ratio was 8.0%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 8.8% and 10.1%, respectively, at June 30, 2007 compared with 9.1% and 10.4%, respectively, at December 31, 2006.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2007.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2007.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. During the quarter ended June 30, 2007, the Company repurchased 27,857 shares at an average price of $22.84. In total, the Company has repurchased 154,307 shares at an average price of $22.08 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2007 – April 30, 2007	—	$—	5,974,416	183,300
May 1, 2007 – May 31, 2007	—	$—	5,974,416	183,300
June 1, 2007 – June 30, 2007	27,857	$22.84	6,002,273	155,443

Total	27,857	$22.84	6,002,273	155,443

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 27, 2007.

b.	The following directors were elected to serve for a term of three years: Brian S. Charneski, Peter N. Fluetsch, and Brian L. Vance.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Brian S. Charneski	5,327,729	49,614
Peter N. Fluetsch	5,357,729	49,614
Brian L. Vance	5,327,624	49,719

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.
3.1	Articles of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

10.1	1998 Stock Option and Restricted Stock Award Plan(2)

10.6	1997 Stock Option and Restricted Stock Award Plan(3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(7)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(7)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007(7)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(7)

14.0	Code of Ethics(5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: July 27, 2007	/s/ Brian L. Vance
Brian L. Vance President and Chief Executive Officer (Duly Authorized Officer)

/s/ Edward D. Cameron
Edward D. Cameron Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)