Form 10-Q
period 2007-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2007-11-02
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 17, 2007 there were 6,641,410 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$15,779	$14,179	$45,329	$39,015
Taxable interest on investment securities	415	445	1,240	1,285
Nontaxable interest on investment securities	44	42	133	122
Interest on federal funds sold and interest bearing deposits	25	16	105	42
Dividends on Federal Home Loan Bank stock	5	—	13	—

Total interest income	16,268	14,682	46,820	40,464
INTEREST EXPENSE:
Deposits	6,344	4,962	17,970	12,750
Other borrowings	446	329	1,372	1,054

Total interest expense	6,790	5,291	19,342	13,804

Net interest income	9,478	9,391	27,478	26,660
Provision for loan losses	210	240	570	480

Net interest income after provision for loan losses	9,268	9,151	26,908	26,180
NONINTEREST INCOME:
Gains on sales of loans, net	39	34	52	124
Brokered mortgage income	149	216	551	442
Service charges on deposits	977	857	2,798	2,421
Rental income	82	85	242	241
Merchant visa income	759	705	2,123	1,891
Other income	185	269	687	735

Total noninterest income	2,191	2,166	6,453	5,854
NONINTEREST EXPENSE:
Salaries and employee benefits	3,722	3,646	11,231	10,765
Occupancy and equipment	998	1,039	3,102	3,018
Data processing	404	376	1,172	1,020
Marketing	133	210	396	460
Office supplies and printing	95	128	295	331
Merchant visa	612	555	1,706	1,481
Professional services	129	144	510	466
State and local taxes	252	229	711	620
Other expense	683	653	2,267	1,920

Total noninterest expense	7,028	6,980	21,390	20,081

Income before federal income taxes	4,431	4,337	11,971	11,953
Federal income taxes	1,498	1,447	4,038	3,964

Net income	$2,933	$2,890	$7,933	$7,989

Earnings per share:
Basic	$0.45	$0.45	$1.21	$1.26
Diluted	$0.44	$0.43	$1.19	$1.22
Dividends declared per share:	$0.210	$0.205	$0.630	$0.600

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Cash on hand and in banks	$30,128	$23,713
Interest earning deposits	705	2,718
Investment securities available for sale	36,171	39,124
Investment securities held to maturity (market value of $3,709 and $3,861)	3,706	3,858
Loans receivable	802,285	749,701
Less: Allowance for loan losses	(10,224)	(10,105)

Loans receivable, net	792,061	739,596
Other real estate owned	—	225
Premises and equipment, at cost, net	15,080	15,681
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,227
Accrued interest receivable	4,988	4,298
Prepaid expenses and other assets	3,942	4,550
Deferred federal income taxes, net	2,076	2,242
Intangible assets, net	522	580
Goodwill	13,086	13,081

Total assets	$905,692	$852,893

Liabilities and Stockholders’ Equity
Deposits	$785,667	$725,921
Advances from Federal Home Loan Bank	25,684	37,167
Other borrowings	2,258	3,371
Accrued expenses and other liabilities	8,826	7,795

Total liabilities	822,435	774,254
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,638,345 and 6,558,206 shares outstanding at September 30, 2007 and December 31, 2006, respectively	24,784	24,053
Unearned compensation - ESOP	(469)	(535)
Retained earnings, substantially restricted	59,396	55,647
Accumulated other comprehensive loss, net	(454)	(526)

Total stockholders’ equity	83,257	78,639

Total liabilities and stockholders’ equity	$905,692	$852,893

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS

ENDED SEPTEMBER 30, 2007 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2006	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Stock option compensation expense	—	217	—	—	—	217
Earned ESOP shares	7	101	66	—	—	167
Earned restricted stock shares	—	120	—	—	—	120
Tax benefit on vesting of restricted stock shares	—	100	—	—	—	100
Restricted stock awards granted	23	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	24	—	—	—	24
Exercise of stock options (including tax benefits from nonqualified stock options)	112	1,493	—	—	—	1,493
Stock repurchase	(57)	(1,324)	—	—	—	(1,324)
Net income	—	—	—	7,933	—	7,933
Change in fair value of securities available for sale, net of tax	—	—	—	—	72	72
Cash dividends declared	—	—	—	(4,184)	—	(4,184)

Balance at September 30, 2007	6,638	$24,784	$(469)	$59,396	$(454)	$83,257

	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income	2007	2006	2007	2006
Net income	$2,933	$2,890	$7,933	$7,989
Change in fair value of securities available for sale, net of tax of $67, $165, $39, $49	125	306	72	92

Comprehensive income	$3,058	$3,196	$8,005	$8,081

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$7,933	$7,989
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,179	1,236
Deferred loan fees, net of amortization	(118)	320
Provision for loan losses	570	480
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	1,114	(3,703)
Recognition of compensation related to ESOP shares and restricted stock awards	287	369
Stock option compensation expense	217	261
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(179)	(22)
Amortization of intangible assets	58	26
Deferred federal income tax	128	(291)
Origination of loans held for sale	(3,961)	(8,447)
Gain on sale of loans	(52)	(124)
Proceeds from sale of loans	4,013	8,834
(Gain) loss on sale of other real estate owned	20	(14)
(Gain) loss on sale of premises and equipment	4	(70)

Net cash provided by operating activities	11,213	6,844

Cash flows from investing activities:
Loans originated, net of principal payments	(53,002)	(39,892)
Purchase of Western Washington Bancorp, net of cash acquired	—	(2,036)
Maturities of investment securities available for sale	4,349	4,500
Maturities of investment securities held to maturity	150	206
Proceeds from sales of securities available for sale	—	2,248
Proceeds from redemption of Federal Reserve Bank stock	—	141
Purchase of investment securities available for sale	(1,260)	(737)
Purchase of investment securities held to maturity	—	(415)
Purchase of premises and equipment	(620)	(502)
Proceeds from sale of other real estate owned	285	430
Proceeds from sale of premises and equipment	13	131

Net cash used in investing activities	(50,085)	(35,926)

Cash flows from financing activities:
Net increase in deposits	59,746	47,558
Net decrease in borrowed funds	(11,708)	(22,417)
Proceeds from issuance of long-term debt	—	3,700
Repayments of long-term debt	(888)	—
Cash dividends paid	(4,169)	(3,739)
Proceeds from exercise of stock options	1,438	811
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	179	22
Repurchase of common stock	(1,324)	(40)

Net cash provided by financing activities	43,274	25,895

Net increase (decrease) in cash and cash equivalents	4,402	(3,187)

Cash and cash equivalents at beginning of period	26,431	28,002

Cash and cash equivalents at end of period	$30,833	$24,815

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$19,510	$13,928
Federal income taxes	3,427	4,728
Supplemental disclosures of cash flow information:
Elimination of unearned compensation – restricted stock awards	—	527
Loans transferred to other real estate owned	80	45

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a.) Description of Business

Heritage Financial Corporation (Company) is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a State Chartered Savings Bank to a State Chartered Commercial Bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a Nationally Chartered Commercial Bank to a State Chartered Commercial Bank.

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2006 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation.

(c.) Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Condensed Consolidated Statements of Income. The amount of interest and penalties accrued for the three and nine months ended September 30, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, and 2004.

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

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic:
Weighted average shares outstanding	6,641,923	6,562,869	6,610,982	6,409,764
Less: Weighted average unvested restricted stock awards	(65,524)	(79,475)	(58,153)	(73,369)

Basic weighted average shares outstanding	6,576,399	6,483,394	6,552,829	6,336,395

Diluted:
Basic weighted average shares outstanding	6,576,399	6,483,394	6,552,829	6,336,395
Incremental shares from unexercised stock options and unvested restricted stock awards	98,221	220,336	124,885	221,665

Weighted average shares outstanding	6,674,620	6,703,730	6,677,714	6,558,060

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the nine months ended September 30, 2007 and 2006, anti-dilutive shares outstanding related to options to acquire common stock totaled 108,006 and 63,291, respectively, as the exercise price was in excess of the market value.

(b.) Cash Dividend Declared

On September 25, 2007, we announced a quarterly cash dividend of 21.0 cents per share payable on October 30, 2007 to stockholders of record on October 15, 2007.

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

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)
Compensation expense recognized	$337	$447
Related tax benefit recognized	53	78

As of September 30, 2007, the total unrecognized compensation expense related to non-vested stock awards was $803,000 and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.

The fair value of options granted during the nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2007	5.04%	4.50	21%	3.59%	$4.04
September 30, 2006	4.93%	4.50	20%	3.69%	$4.17

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

The following table summarizes stock option activity for the nine months ended September 30, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	638,461	$18.79
Granted	17,550	23.40
Exercised	(112,243)	12.82
Forfeited or expired	(21,385)	22.05

Outstanding at September 30, 2007	522,383	$20.09	3.7	$1,427

Exercisable at September 30, 2007	398,793	$18.94	3.0	$1,364

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, was $1,262,000 and $811,000, respectively. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 was $1,132,000 and $400,000, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2007.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	79,475	$17.99
Granted	23,505	23.41
Vested	(31,500)	11.67
Forfeited	(5,350)	21.84

Outstanding at September 30, 2007	66,130	$22.62

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

		For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$789,752	$15,779	7.93%	$715,564	$14,179	7.86%
Taxable securities	35,153	415	4.68	40,395	445	4.37
Nontaxable securities	4,761	44	3.68	4,620	42	3.64
Interest earning deposits	1,928	25	5.23	1,282	16	4.83
Federal Home Loan Bank stock	3,227	5	0.60	3,227	—	—

Total interest earning assets	$834,821	$16,268	7.73%	$765,088	$14,682	7.61%
Noninterest earning assets	58,344			58,280

Total assets	$893,165			$823,368

Interest Bearing Liabilities:
Certificates of deposit	$359,543	$4,423	4.88%	$319,395	$3,477	4.32%
Savings accounts	79,445	382	1.91	95,304	441	1.83
Interest bearing demand and money market accounts	226,007	1,539	2.70	198,191	1,044	2.09

Total interest bearing deposits	644,995	6,344	3.78	612,890	4,962	3.21
FHLB advances and other borrowings	31,135	446	5.69	22,544	329	5.79

Total interest bearing liabilities	$696,130	$6,790	3.87%	$635,434	$5,291	3.30%
Demand and other noninterest bearing deposits	105,884			103,019
Other noninterest bearing liabilities	7,324			7,346
Stockholders’ equity	83,827			77,569

Total liabilities and stockholders’ equity	$893,165			$823,368

Net interest income		$9,478			$9,391
Net interest spread			3.86%			4.31%
Net interest margin			4.50%			4.87%
Average interest earning assets to average interest bearing liabilities			119.92%			120.38%

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$764,240	$45,329	7.93%	$680,290	$39,015	7.67%
Taxable securities	35,703	1,240	4.64	40,723	1,285	4.22
Nontaxable securities	4,784	133	3.71	4,495	122	3.63
Interest earning deposits	2,649	105	5.31	1,235	42	4.51
Federal Home Loan Bank stock	3,227	13	0.53	3,141	—	—

Total interest earning assets	$810,603	$46,820	7.72%	$729,884	$40,464	7.41%
Noninterest earning assets	58,263			53,728

Total assets	$868,866			$783,612

Interest Bearing Liabilities:
Certificates of deposit	$349,388	$12,702	4.86%	$301,119	$9,018	4.00%
Savings accounts	83,816	1,217	1.94	94,710	1,204	1.70
Interest bearing demand and money market accounts	211,563	4,051	2.56	185,760	2,528	1.82

Total interest bearing deposits	644,767	17,970	3.73	581,589	12,750	2.93
FHLB advances and other borrowings	32,094	1,372	5.71	26,644	1,054	5.29

Total interest bearing liabilities	$676,861	$19,342	3.82%	$608,233	$13,804	3.03%
Demand and other noninterest bearing deposits	102,452			95,582
Other noninterest bearing liabilities	7,180			7,111
Stockholders’ equity	82,373			72,686

Total liabilities and stockholders’ equity	$868,866			$783,612

Net interest income		$27,478			$26,660
Net interest spread			3.90%			4.38%
Net interest margin			4.53%			4.88%
Average interest earning assets to average interest bearing liabilities			119.76%			120.01%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	For the three months ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,482	$118	$1,600
Taxable securities	(61)	31	(30)
Nontaxable securities	1	1	2
Interest earning deposits	8	1	9
Federal Home Loan Bank stock	—	5	5

Interest income	$1,430	$156	$1,586

Interest bearing liabilities:
Certificates of deposit	$495	$451	$946
Savings accounts	(77)	18	(59)
Interest bearing demand and money market accounts	189	306	495

Total interest bearing deposits	607	775	1,382
FHLB advances and other borrowings	123	(6)	117

Interest expense	$730	$769	$1,499

	For the nine months ended September 30, 2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$4,980	$1,334	$6,314
Taxable securities	(175)	130	(45)
Nontaxable securities	8	3	11
Interest earning deposits	56	7	63
Federal Home Loan Bank stock	—	13	13

Interest income	$4,869	$1,487	$6,356

Interest bearing liabilities:
Certificates of deposit	$1,755	$1,929	$3,684
Savings accounts	(158)	171	13
Interest bearing demand and money market accounts	494	1,029	1,523

Total interest bearing deposits	2,091	3,129	5,220
FHLB advances and other borrowings	233	85	318

Interest expense	$2,324	$3,214	$5,538

Financial Condition Data

Total assets increased $52.8 million (6.2%) to $905.7 million as of September 30, 2007 from the December 31, 2006 balance of $852.9 million. Deposits increased $59.7 million (8.2%) to $785.7 million as of September 30, 2007 from the December 31, 2006 balance of $725.9 million. For the same period, net loans, which include loans held for sale but are net of the allowance for loan losses, increased $52.5 million (7.1%) to $792.1 million as of September 30, 2007 from the December 31, 2006 balance of $739.6 million. Commercial loans increased by $25.8 million to $466.3 million as of September 30, 2007 from the December 31, 2006 balance of $440.5 million. Commercial loans continue to be the largest segment of loans at 58.1% and 58.8% as a percentage of total loans as of September 30, 2007 and December 31, 2006, respectively.

Earnings Summary

Net income was $0.44 per diluted share for the three months ended September 30, 2007 compared to $0.43 per diluted share for the three months ended September 30, 2006, an increase of 2.0%. Actual earnings for the three months ended September 30, 2007 were $2,933,000 compared to $2,890,000 for the same period in 2006, an increase of 1.5%. Net income for the nine months ended September 30, 2007 was $1.19 per diluted share compared to $1.22 per diluted share for the same period last year, a decrease of 2.5%. Actual earnings for the nine months ended September 30, 2007 were $7,933,000 compared to $7,989,000 for the same period in 2006, a decrease of 0.7%.

Return on average equity for the quarter ended September 30, 2007 was 13.9% compared to 14.8% for the same period last year. Average equity increased by $6.2 million to $83.8 million for the three months ended September 30, 2007 versus $77.6 million for the same period last year. For the nine months ended September 30, 2007, the Company’s return on average equity was 12.9% compared to 14.7% for the nine months ended September 30, 2006. Average equity for the nine months ended September 30, 2007 increased $9.7 million to $82.4 million from $72.7 million for the nine months ended September 30, 2006. The Company’s capital position remains strong at 9.19% of total assets as of September 30, 2007, down slightly from 9.26% at September 30, 2006.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2007 increased 0.9% to $9,478,000 from $9,391,000 for the same quarter in 2006. Net interest income before provision for loan losses for the nine months ended September 30, 2007 increased 3.1% to $27,478,000 from $26,660,000 for the same period in 2006. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.50% for the current quarter from 4.87% for the same quarter last year. The net interest margin decreased to 4.53% for the nine months ended September 30, 2007 from 4.88% for the same period in 2006. The lower net interest margins from the prior year have been largely due to a relatively “flat” yield curve occurring during most of the current year. In addition, the recent 50 basis point rate decrease by the Federal Reserve Bank and a very competitive business environment have also been factors in the lower net interest margin.

Interest income increased $1.6 million, or 10.8%, for the three months ended September 30, 2007 as compared to the third quarter last year and interest expense increased $1.5 million, or 28.3%, during this same period. Interest income for the nine months ended September 30, 2007 increased $6.4 million, or 15.7%, as compared to the same period last year and interest expense increased $5.5 million, or 40.1%, during this same period. Loans averaged $789.8 million with an average yield of 7.93% for the three months ended September 30, 2007 compared to average loans of $715.6 million with an average yield of 7.86% for the same period in 2006. Loans averaged $764.2 million with an average yield of 7.93% for the nine months ended September 30, 2007 compared to average loans of $680.3 million with an average yield of 7.67% for the same period in 2006. Certificates of deposit averaged $359.5 million with an average cost of 4.88% for the three months ended September 30, 2007 compared to $319.4 million with an average cost of 4.32% for the same period in 2006. Certificates of deposit averaged $349.4 million with an average cost of 4.86% for the nine months ended September 30, 2007 compared to $301.1 million with an average cost of 4.00% for the same period in 2006.

Provision for Loan Losses

The provision for loan losses was $210,000 for the three months ended September 30, 2007, a decrease of $30,000 over the provision for loan losses during the third quarter of 2006. The provision for loan losses was $570,000 for the nine months ended September 30, 2007 up from $480,000 for the same period in 2006. The increase in the provision for loan losses for the nine month period was due to net recoveries recognized in the nine months ended September 30, 2006 which lowered the provision required to maintain an adequate allowance for loan losses.

Noninterest Income

Noninterest income increased 1.2% to $2,191,000 for the three months ended September 30, 2007 compared with $2,166,000 for the same quarter in 2006. Noninterest income increased 10.2% to $6,453,000 for the nine months ended September 30, 2007 from $5,854,000 for same period in 2006. The increase for the nine months ended September 30, 2007 was primarily due to increases in brokered mortgage income, service charges and merchant visa income. These increases are due substantially to increased volume in these activities.

Noninterest Expense

Noninterest expense increased 0.7% to $7,028,000 during the three months ended September 30, 2007 compared to $6,980,000 for the same period during 2006. Noninterest expense increased 6.5% to $21,390,000 for the nine months ended September 30, 2007 from $20,081,000 for the same period last year. This increase was due to increases in salaries and benefits expense, data processing expense and merchant visa expense.

The efficiency ratio for the quarter ended September 30, 2007 was 60.2% compared to 60.4% for the comparable quarter in 2006. The efficiency ratio for the nine months ended September 30, 2007 was 63.0% compared to 61.8% for the same period last year. The efficiency ratio increase in the nine month period is primarily a result of increased noninterest expense due to the factors listed above. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $802.3 million at September 30, 2007 from $749.7 million at December 31, 2006.

	At September 30, 2007	% of Total	At December 31, 2006	% of Total
	(Dollars in thousands)
Commercial	$466,264	58.1%	$440,450	58.8%
Real estate mortgages
One-to-four family residential	59,942	7.5	58,911	7.8
Five or more family residential and commercial properties	177,252	22.1	172,937	23.1

Total real estate mortgages	237,194	29.6	231,848	30.9
Real estate construction
One-to-four family residential	61,709	7.7	53,298	7.1
Five or more family residential and commercial properties	23,541	2.9	13,532	1.8

Total real estate construction	85,250	10.6	66,830	8.9
Consumer	15,862	2.0	12,976	1.7

Gross loans	804,570	100.3	752,104	100.3
Less: deferred loan fees	(2,285)	(0.3)	(2,403)	(0.3)

Total loans	$802,285	100.0%	$749,701	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2007	At December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$586	$2,807
Other real estate owned	—	225

Total nonperforming assets	$586	$3,032

Accruing loans past due 90 days or more	$772	$—
Potential problem loans	12,637	7,792
Allowance for loan losses	10,224	10,105
Nonperforming loans to loans	0.07%	0.37%
Allowance for loan losses to loans	1.27%	1.35%
Allowance for loan losses to nonperforming loans	1,745.68%	360.05%
Nonperforming assets to total assets	0.06%	0.36%

Nonperforming assets decreased to $586,000, or 0.06% of total assets at September 30, 2007 from $3,032,000, or 0.36% of total assets at December 31, 2006 due substantially to pay-offs of nonaccrual loans. We believe that we are adequately reserved for losses in the portfolio as of September 30, 2007. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual. The increase in potential problem loans is due substantially to two credits which are adequately collateralized and for which no losses are currently expected.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at end of period	$802,285	$733,224
Average loans outstanding during period	764,240	680,290
Allowance balance at beginning of period	10,105	8,496
Provision for loan losses	570	480
Allowance acquired through acquisition	—	749
Charge offs:
Real estate	—	(4)
Commercial	(380)	—
Agriculture	(20)	(55)
Consumer	(75)	(63)

Total charge offs	(475)	(122)

Recoveries:
Real estate	1	24
Commercial	2	254
Agriculture	—	—
Consumer	21	19

Total recoveries	24	297

Net recoveries (charge offs)	(451)	175

Allowance balance at end of period	$10,224	$9,900

Allowance for loan losses to loans	1.27%	1.35%
Ratio of net recoveries (charge offs) during period to average loans outstanding	(0.06)%	0.03%

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses during the nine months ended September 30, 2007 increased by $119,000 to $10.2 million from $10.1 million at December 31, 2006. Based on management’s assessment of loan quality, the Company believes that its allowance for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2007, cash and cash equivalents totaled $30.8 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $19.9 million, or 2.2% of total assets. Our banks maintain credit facilities with the FHLB of Seattle. The amount of available credit is equal to the lesser of the credit line (based on percentage of assets as of period end) or the collateral balance. At September 30, 2007, the available credit lines totaled $95.4 million with $25.7 million of borrowings outstanding. In addition, the banks maintain advance lines to purchase federal funds totaling $29.8 million, none of which was outstanding at September 30, 2007.

Capital

Stockholders’ equity at September 30, 2007 was $83.3 million compared with $78.6 million at December 31, 2006. During the nine months ended September 30, 2007, we declared dividends of $4.2 million, realized income of $7.9 million, recorded $72,000 in unrealized gains on securities available for sale, net of tax, repurchased $1.3 million of common stock and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $2.0 million.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. At September 30, 2007 and December 31, 2006, our leverage ratio was 8.0%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 8.9% and 10.2%, respectively, at September 30, 2007 compared with 9.1% and 10.4%, respectively, at December 31, 2006.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2006.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2007.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. During the quarter ended September 30, 2007, the Company repurchased 14,301 shares at an average price of $22.32. In total, the Company has repurchased 168,338 shares at an average price of $22.10 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	—	$—	6,002,273	155,443
August 1, 2007 – August 31, 2007	5,874	$22.98	6,008,147	149,569
September 1, 2007 – September 30, 2007	8,157	$21.84	6,016,304	141,412

Total	14,031	$22.32	6,016,304	141,412

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.
3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (1)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (7)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (7)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007 (7)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (7)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007

14.0	Code of Ethics (5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 2, 2007	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

/s/ Donald J. Hinson
Donald J. Hinson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)