Form 10-K
period 2007-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2008-03-05
CIK 1046025

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to

Commission File No. 0-29480

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Fifth Avenue SW, Olympia, Washington	98501
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (360) 943-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $132,008,367 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2007.

The Registrant had 6,584,912 shares of common stock outstanding as of February 8, 2008.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement expected to be dated March 14, 2008 for the 2008 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2007

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

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has fourteen full service offices, with seven in Pierce County, five in Thurston County, one in Mason County and one in south King County. Heritage Bank has mortgage origination offices in Thurston County, Mason County, Pierce and King County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. Our focus is on commercial lending with commercial loans increasing in the recent year to $421.4 million, or 54.0% of total loans, as of December 31, 2007 from $398.2 million, or 53.1% of total loans, as of December 31, 2006. We continue to provide real estate mortgages, both single and multifamily residential and commercial. Real estate mortgages decreased to $221.3 million, or 28.4% of total loans, at December 31, 2007, from $223.3 million, or 29.8% of total loans, at December 31, 2006.

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

	At December 31,
	2007		2006		2005		2004		2003
	Balance	% of Total	Balance (3)	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$421,405	54.0%	$398,178	53.1%	$359,808	55.1%	$336,227	56.0%	$266,252	51.1%
Real Estate Mortgages
One-four family residential(1)	57,579	7.4	54,644	7.3	53,098	8.1	58,903	9.8	57,377	11.0
Five or more family residential and commercial properties	163,715	21.0	168,634	22.5	164,788	25.3	152,958	25.5	149,728	28.7

Total real estate mortgages	221,294	28.4	223,278	29.8	217,886	33.4	211,861	35.3	207,105	39.7
Real estate construction
One-four family residential	82,165	10.6	85,635	11.4	42,245	6.5	23,266	3.9	19,881	3.8
Five or more family residential and commercial properties	40,342	5.2	32,037	4.3	21,355	3.3	17,121	2.9	19,570	3.8

Total real estate construction(2)	122,507	15.8	117,672	15.7	63,600	9.8	40,387	6.8	39,451	7.6
Consumer	16,641	2.1	12,976	1.7	12,855	2.0	13,045	2.2	10,043	1.9

Gross loans	781,847	100.3%	752,104	100.3%	654,149	100.3%	601,520	100.3%	522,851	100.3%
Less deferred loan fees and other	(2,081)	(0.3)	(2,403)	(0.3)	(1,852)	(0.3)	(1,759)	(0.3)	(1,438)	(0.3)

Total loans receivable and loans held for sale	$779,766	100.0%	$749,701	100.0%	$652,297	100.0%	$599,761	100.0%	$521,413	100.0%

(1)	Includes loans held for sale of $447, $0, $263, $381, and $1,018 as of December 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(2)	Balances are net of undisbursed loan proceeds.
(3)	The June 2006 acquisition of WWB included $41.5 million in total loans.

The following table presents at December 31, 2007 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$137,118	$117,902	$166,385	$421,405
Real estate construction	112,453	8,214	1,840	122,507

Total	$249,571	$126,116	$168,225	$543,912

Fixed rate loans		$62,320	$52,160	$114,480
Variable or adjustable rate loans		63,796	116,065	179,861

Total		$126,116	$168,225	$294,341

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

As of December 31, 2007, we had $421.4 million, or 54.0% of our total loans receivable, in commercial loans. The average loan size is approximately $330,000 with loans generally in amounts of $1,000,000 or less.

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

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $0.3 million, $0.5 million, and $0.7 million in mortgage loans for others as of December 31, 2007, 2006, and 2005, respectively. We received fee income for servicing activities on mortgage loans of $2,000, $2,000, and $4,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Residential mortgage loans:
Originated	$4,963	$19,600	$25,097	$52,188	$125,438
Sold	4,516	8,856	13,632	35,822	105,790
Gains on sales of loans, net	$64	$133	$277	$640	$1,907

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2007, we had outstanding commitments to extend credit, including letters of credit, in the amount of $206.0 million.

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

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$1,021	$2,807	$836	$319	$297
Real estate and other assets owned	169	225	371	—	389

Total nonperforming assets	$1,190	$3,032	$1,207	$319	$686

Accruing loans past due 90 days or more	$2,084	$—	$—	$—	$19
Potential problem loans	$22,023	$5,509	$9,882	$12,184	$10,502
Allowance for loan losses	$10,374	$10,105	$8,496	$8,295	$7,748
Nonperforming loans to loans	0.13%	0.37%	0.13%	0.05%	0.06%
Allowance for loan losses to loans	1.33%	1.35%	1.30%	1.38%	1.49%
Allowance for loan losses to nonperforming loans	1,016.06%	360.05%	1,016.27%	2,603.60%	2,611.97%
Nonperforming assets to total assets	0.13%	0.36%	0.16%	0.05%	0.11%

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

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual. As of December 31, 2007, potential problem loans increased by $16.5 million to $22.0 million from $5.5 million at December 31, 2006.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio, including all binding commitments to lend. We determine an adequate allowance through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our non-classified and classified loan portfolio by considering a number of elements including:

•	Historical loss experience in the portfolio;

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory; and

•	Effects of changes in credit concentrations.

We calculate an adequate allowance for the non-classified and classified portion of our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may add specific provisions for each impaired loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for both our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$779,766	$749,701	$652,297	$599,761	$521,413

Average loans outstanding during period	$767,808	$690,287	$613,655	$549,445	$481,404

Allowance balance at beginning of period	$10,105	$8,496	$8,295	$7,748	$6,874
Provision for loan losses	810	720	810	645	1,125
Allowance acquired through acquisition	—	749	—	—	—
Charge-offs:
Real estate	(67)	(3)	—	(41)	(138)
Commercial	(392)	(78)	(630)	(55)	(102)
Agriculture	(20)	—	—	(10)	—
Consumer	(94)	(83)	(61)	(3)	(19)

Total charge-offs	(573)	(164)	(691)	(109)	(259)

Recoveries:
Real estate	5	24	7	8	3
Commercial	2	255	55	—	4
Agriculture	—	—	10	3	—
Consumer	25	25	10	—	1

Total recoveries	32	304	82	11	8

Net (charge-offs) recoveries	(541)	140	(609)	(98)	(251)

Allowance balance at end of period	$10,374	$10,105	$8,496	$8,295	$7,748

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.07)%	0.02%	(0.10)%	(0.02)%	(0.05)%

(1)	Includes loans held for sale

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$7,466	53.9%	$7,276	52.9%	$6,117	55.0%	$5,971	55.9%	$5,578	51.0%
Real Estate Mortgage
One-four family residential	409	7.4%	398	7.3%	335	8.1%	327	9.8%	305	11.0%
Five or more family residential and commercial properties	1,754	20.9%	1,708	22.4%	1,435	25.2%	1,402	25.4%	1,310	28.7%
Real Estate Construction:
One-four family residential	561	10.5%	547	11.4%	460	6.4%	449	3.9%	419	3.7%
Five or more family residential and commercial properties	42	5.2%	41	4.3%	34	3.3%	34	2.8%	31	3.8%
Consumer	142	2.1%	138	1.7%	115	2.0%	112	2.2%	105	1.8%

Total loans	$10,374	100.0%	$10,105	100.0%	$8,496	100.0%	$8,295	100.0%	$7,748	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

Investment Activities

At December 31, 2007, our investment securities portfolio totaled $39.6 million, which consisted of $35.7 million of securities available for sale and $3.9 million of securities held to maturity. This compares with a total portfolio of $43.0 million at December 31, 2006, which was comprised of $39.1 million of securities available for sale and $3.9 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in Notes 4 and 5 to the consolidated financial statements.

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

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2007.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$8,133	$8,072	3.60%
Due after 1 year but within 5 years	5,300	5,357	4.54
Due after 5 years but within 10 years	1,315	1,331	4.51

	14,748	14,760

Mortgage backed securities
Due within one year	11,126	10,784	5.02
Due after 5 years but within 10 years	103	105	5.52
Due after 10 years	3,582	3,596	5.62

	14,811	14,485

Collateralized mortgage obligations
Due after 1 year but within 5 years	1,579	1,566	3.13
Due after 5 years but within 10 years	228	220	3.50
Due after 10 years	4,834	4,629	3.91

	6,641	6,415

Total all investments available for sale	$36,200	$35,660

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2007.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
Obligations of US Government agencies
Due within one year	$170	$171	4.38%
Due after 1 year but within 5 years	805	807	4.41
Due after 5 years but within 10 years	1,475	1,501	4.30

	2,450	2,479

Mortgage backed securities
Due after 5 years but within 10 years	1,267	1,269	4.77
Due after 10 years	173	181	8.05

	1,440	1,450

Total all investments held to maturity	$3,890	$3,929

(1)	Taxable equivalent weighted average yield.

We held $3.2 million of FHLB stock at December 31, 2007. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions. At December 31, 2007, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $0.8 million.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $50.4 million in 2007 over the prior year, with certificates of deposit accounts increasing slightly as a percentage of total deposits. The June 2006 acquisition of WWB included $44.3 million in deposit balances. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. At December 31, 2007, we had no brokered deposits. The more significant deposit accounts are described below.

Certificates of Deposit.    We offer several types of CDs with maturities ranging from one to five years, which require a minimum deposit of $2,500. At Heritage Bank, interest is compounded daily and credited quarterly or at maturity. At Central Valley Bank, interest is accrued daily and compounded quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

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

Sources of Funds

Deposit Activities. The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$216,641	2.56%	$189,458	1.93%	$170,399	1.08%
Savings	82,526	1.93	95,075	1.76	96,425	1.03
Certificates of deposit	352,295	4.85	307,902	4.19	264,078	2.94

Total interest bearing deposits	651,462	3.72	592,435	3.08	530,902	2.00
Demand and other noninterest bearing deposits	103,790	—	98,567	—	85,732	—

Total deposits	$755,252	3.21%	$691,002	2.64%	$616,634	1.73%

The following table shows the amount and maturity of certificates of deposits of $100,000 or more as of December 31, 2007 (dollars in thousands):

Remaining maturity:
Three months or less	$138,090
Over three months through six months	40,328
Over six months through twelve months	29,101
Over twelve months	7,610

Total	$215,129

Borrowings.    Deposits are the primary source of funds for our lending and investment activities, and our general business purposes. We rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”) to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first mortgage loans and stock issued by the FHLB, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $29.8 million. In addition, Heritage Bank maintains a $5.0 million line to support letters of credit. We also maintain a line of credit of $5.0 million with Key Bank to supplement any cash needs not covered by dividends from the banks or earnings from investments. At December 31, 2007, our banks maintained credit facilities with the FHLB of Seattle for $95.7 million with an outstanding balance of $15.0 million.

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

The following table is a summary of FHLB advances for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Balance at period end	$14,990	$37,167	$39,900
Average balance during the period	24,296	20,682	28,269
Maximum amount outstanding at any month end	47,751	47,145	48,800
Average interest rate:
During the period	5.55%	5.19%	3.29%
At period end	4.35%	5.63%	4.33%

We maintain a line of credit with Key Bank for short-term corporate funding needs. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31:

	2007	2006	2005
	(Dollars in thousands)
Balance at period end	$—	$225	$—
Average balance during the period	45	5	—
Maximum amount outstanding at any month end	225	225	—
Average interest rate:
During the period	7.75%	7.75%	—
At period end	7.75%	7.75%	—

There were no fed funds purchased for the years ended December 31, 2007, 2006 and 2005.

During 2006, we entered into a loan agreement with Key Bank in the amount of $3,700. The terms of the loan include quarterly payments of $345, interest at 6.8% and maturing July 2009. Principal reductions due for future years ending December 31 are as follows (dollars in thousands):

2008	1,257
2009	694

$1,951

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable federal and Washington state regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2007.

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

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, Jeffrey Lyon, Peter Fleutsch, John Clees, Gary Christensen and Kimberly Ellwanger, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

Employees

We have 224 full-time equivalent employees. We experienced a decrease of 9 full-time equivalents during 2007. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Current credit market conditions may have an impact on our loan and investment portfolios

In 2007, the financial services industry was significantly affected by turmoil in the financial markets created by a downturn in the consumer credit cycle, and specifically the residential housing market. The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products and loans. The challenging operating environment has not had a significant impact on our financial condition but we continue to monitor the loan portfolio for deteriorating collateral values and the borrowers’ ability to pay, and other-than-temporary impairments in our investment portfolio.

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

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2007, Heritage Bank had seven offices located in Tacoma and surrounding areas of Pierce County (all but two of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), one office in south King County (which is leased) and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with two on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2007, we had approximately 1,257 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,642,972 outstanding shares of common stock. The last reported sales price on February 8, 2008 was $19.52 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2007 Quarter ended:
	March 31	June 30	September 30	December 31
High	$25.28	$25.00	$24.14	$22.67
Low	$24.06	$22.25	$21.20	$19.30

	2006 Quarter ended:
	March 31	June 30	September 30	December 31
High	$29.13	$29.33	$27.77	$26.50
Low	$23.80	$24.85	$25.40	$23.98

Since our stock offering in January 1998, we have declared quarterly cash dividends. The two most recent fiscal years quarterly cash dividends are listed below:

Declared	Cash Dividend per share	Record Date	Paid
March 23, 2006	$0.195	April 17, 2006	April 28, 2006
June 20, 2006	$0.200	July 17, 2006	July 31, 2006
September 21, 2006	$0.205	October 16, 2006	October 31, 2006
December 20, 2006	$0.210	January 15, 2007	January 31, 2007
March 20, 2007	$0.210	April 16, 2007	April 30, 2007
June 20, 2007	$0.210	July 16, 2007	July 30, 2007
September 25, 2007	$0.210	October 15, 2007	October 30, 2007
December 18, 2007	$0.210	January 15, 2008	January 30, 2008

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

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. During the quarter ended December 31, 2007, the Company repurchased 1,312 shares at an average price of $20.66. In total, the Company has repurchased 169,650 shares at an average price of $22.09 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	—	6,016,304	141,412
November 1, 2007 – November 30, 2007	—	—	6,016,304	141,412
December 1, 2007 – December 31, 2007	1,312	20.66	6,017,616	140,100

Total	1,312	$20.66	6,017,616	140,100

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2001 and ending December 31, 2007. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the SNL Securities Bank Index which is comprised of publicly traded commercial banks with assets of $500 million to $1 billion. For additional comparison purposes the NASDAQ Bank Index was added for the year ended December 31, 2007. The NASDAQ Bank Index contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2002, and that all dividends were reinvested in Heritage stock.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Heritage Financial Corporation	100.00	124.07	131.49	157.25	164.72	136.89
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $500M-$1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

*Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$36,621	$35,772	$33,881	$31,727	$29,817
Provision for loan losses	810	720	810	645	1,125
Noninterest income	8,572	7,954	6,630	6,498	7,164
Noninterest expense	28,288	27,082	24,183	23,270	22,223
Federal income tax expense	5,387	5,377	5,042	4,725	4,729
Net income	10,708	10,547	10,476	9,585	8,904
Earnings per share
Basic	1.63	1.65	1.69	1.53	1.31
Diluted	1.61	1.60	1.65	1.49	1.26
Dividend payout ratio(1)	51.5%	49.1%	42.0%	40.4%	41.6%

Performance Ratios:
Net interest spread	3.86%	4.30%	4.75%	4.91%	5.14%
Net interest margin(2)	4.50%	4.83%	5.08%	5.13%	5.40%
Efficiency ratio(3)	62.59%	61.94%	59.69%	60.88%	60.09%
Return on average assets	1.23%	1.33%	1.46%	1.44%	1.49%
Return on average equity	12.87%	14.18%	16.13%	15.80%	13.03%

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$886,055	$852,893	$751,152	$697,267	$640,920
Loans receivable, net	768,945	739,596	643,538	591,085	512,647
Loans held for sale	447	—	263	381	1,018
Deposits	776,280	725,921	636,504	587,278	541,832
Federal Home Loan Bank advances	14,990	37,167	39,900	40,900	31,100
Stockholders’ equity	84,967	78,639	66,120	60,944	62,232
Book value per share	$12.79	$11.99	$10.57	$9.76	$9.57
Equity to assets ratio	9.59%	9.22%	8.80%	8.74%	9.71%
Asset Quality Ratios:
Nonperforming loans to loans	0.13%	0.37%	0.13%	0.05%	0.06%
Allowance for loan losses to loans	1.33%	1.35%	1.30%	1.38%	1.49%
Allowance for loan losses to nonperforming loans	1,016.06%	360.05%	1,016.27%	2,603.60%	2,611.97%
Nonperforming assets to total assets	0.13%	0.36%	0.16%	0.05%	0.11%
Other Data:
Number of banking offices	20	20	18	18	18
Number of full-time equivalent employees	224	233	211	196	206

(1)	Dividend payout ratio is declared dividends per share (excluding stock dividends) divided by basic earnings per share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2007 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

During the period from 2003 through 2007 our total assets have grown $245.1 million, or 38.3%, with net loans growing $256.3 million during the period. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $155.1 million, or 58.3%, since 2003. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce county market.

Deposits increased $234.4 million, or 43.3%, for the period from 2003 through 2007 with an increase in the percentage of non-interest and low interest bearing demand deposits to total deposits. From 2003 to 2007 non-interest demand deposits and NOW accounts have grown $64.8 million, or 40.9%. Our deposit increases are due to our focus on growing our customer base as well as investors continuing to prefer deposit accounts over the stock market. As a whole, while our customers continue to prefer short term deposit products, we are seeing some extension out to two years in certificates. In turn, equity has increased by $22.7 million since December 31, 2003 due to a combination of earnings and issuances of stock partially offset by our stock repurchase programs. Since 1999, we have repurchased 6,017,616 shares totaling $74.1 million. During the period from 2003 through 2007, our annual net income has increased by 20.3% or $1.8 million.

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

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$768,015	$60,409	7.87%	$690,287	$53,239	7.71%	$613,655	$43,605	7.11%
Taxable securities	35,409	1,638	4.63	40,352	1,724	4.27	43,659	1,568	3.59
Nontaxable securities	4,823	177	3.67	4,586	167	3.64	4,117	149	3.62
Interest earning deposits	2,939	148	5.02	2,137	104	4.88	2,899	90	3.09
Federal Home Loan Bank stock	3,227	19	0.60	3,163	3	0.10	3,089	16	0.50

Total interest earning assets	$814,413	$62,391	7.66%	$740,525	$55,237	7.46%	$667,419	$45,428	6.81%
Noninterest earning assets	58,254			54,694			48,430

Total assets	$872,667			$795,219			$715,849

Interest Bearing Liabilities:
Certificates of deposit	$352,295	$17,082	4.85%	$307,902	$12,902	4.19%	$264,078	$7,755	2.94%
Savings accounts	82,526	1,596	1.93	95,075	1,677	1.76	96,425	993	1.03
Interest bearing demand and money market accounts	216,641	5,553	2.56	189,458	3,664	1.93	170,399	1,846	1.08

Total interest bearing deposits	651,462	24,231	3.72	592,435	18,243	3.08	530,902	10,594	2.00
FHLB advances and other borrowings	27,044	1,539	5.69	22,784	1,222	5.36	28,544	953	3.34

Total interest bearing liabilities	$678,506	$25,770	3.80%	$615,219	$19,465	3.16%	$559,446	$11,547	2.06%
Demand and other noninterest bearing deposits	103,790			98,567			85,732
Other noninterest bearing liabilities	7,196			7,038			5,732
Stockholders’ equity	83,175			74,395			64,939

Total liabilities and stockholders’ equity	$872,667			$795,219			$715,849

Net interest income		$36,621			$35,772			$33,881
Net interest spread			3.86%			4.30%			4.75%
Net interest margin			4.50%			4.83%			5.08%
Average interest earning assets to average interest bearing liabilities			120.03%			120.37%			119.30%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2007 Compared to 2006 Increase (Decrease) Due to			2006 Compared to 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$6,114	$1,056	$7,170	$5,911	$3,723	$9,634
Taxable securities	(229)	143	(86)	(141)	297	156
Nontaxable securities	9	1	10	17	1	18
Interest earning deposits	41	3	44	(38)	52	14
Federal Home Loan Bank stock	—	16	16	—	(13)	(13)

Interest income	$5,935	$1,219	$7,154	$5,749	$4,060	$9,809

Interest bearing liabilities:
Certificates of deposit	$2,154	$2,026	$4,180	$1,836	$3,311	$5,147
Savings accounts	(243)	162	(81)	(24)	708	684
Interest bearing demand and money market accounts	697	1,192	1,889	369	1,449	1,818

Total interest bearing deposits	2,608	3,380	5,988	2,181	5,468	7,649
FHLB advances and other borrowings	242	75	317	(309)	578	269

Interest expense	$2,850	$3,455	$6,305	$1,872	$6,046	$7,918

Results of Operations for the Years Ended December 31, 2007 and 2006

Net Income.    Our net income was $10.71 million or $1.61 per diluted share for the year ended December 31, 2007 compared to $10.55 million or $1.60 per diluted share for the previous year. The 1.5% increase in actual net income was due to a combination of increased net interest income and non-interest income offset by increased non-interest expense.

Net Interest Income.    Net interest income increased $0.8 million to $36.6 million for the year ended December 31, 2007 compared with the previous year of $35.8 million. The increase in net interest income resulted primarily from average loans increasing greater than average interest bearing deposits.

Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2007 decreased to 4.50% from 4.83% for the previous year. The decrease in net interest margin is due to an increase in cost of funds exceeding the increase in yields for the same period. Our net interest spread for the year ended December 31, 2007 decreased to 3.86% from 4.30% for the prior year. The average rate of interest earning assets increased to 7.66% for the year ended December 31, 2007 from 7.46% for the same period last year while the average cost of funds increased to 3.80% for the year ended December 31, 2007 from 3.16% for the same period last year. Overall, our net interest margin of 4.50% is slightly below the median for West Coast publicly traded commercial banks of 4.64% as reported by D.A. Davidson and Companies for the period ending September 30, 2007.

Provision for Loan Losses.    During the year ended December 31, 2007, we provided $810,000 through operations compared to $720,000 for the year ended December 31, 2006. This increase was due primarily to the net recoveries in 2006. For the year ended December 31, 2007, we experienced net charge-offs of $541,000 compared to net recoveries of $140,000 for the year ended December 31, 2006. The net charge offs decreased our allowance for loan losses as a percentage of total loans to 1.33% at December 31, 2007 from 1.35% at the end of 2006. Our asset quality has remained solid as demonstrated by the nonperforming assets to total assets ratio of 0.13% at December 31, 2007, down from 0.36% at December 31, 2006.

We consider the allowance for loan losses at December 31, 2007 adequate to cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience including those related to our courtesy overdraft programs, and credit concentrations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $618,000, or 7.8%, for the year ended December 31, 2007 compared with the prior year. Brokered mortgage income increased $15,000 from the prior year while loan sale gains decreased $69,000 from the prior year. This change is due to a decrease in mortgage volumes resulting from lower mortgage loan demand compared to the prior year. Merchant visa income increased $290,000, or 11.2%, due to increased business volumes. Service charges on deposits also increased by $536,000, or 16.5%, due to our continued focus on growing our deposit relationships.

Noninterest Expense.    Total noninterest expense increased $1,206,000, or 4.5%, for the year ended 2007 compared to the 2006 period. Salaries and employee benefits increased $366,000, or 2.5%. The change was primarily due to increases in compensation. Merchant Visa expenses increased by $293,000, or 14.5%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $403,000, or 15.3%, due to the various increases in other expenses.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2007, cash and cash equivalents totaled $34.5 million, or 3.9% of total assets. At December 31, 2007, our banks maintained a credit facility with the FHLB of Seattle for $168.0 million of which we borrowed $15.0 million as of December 31, 2007. In addition, we maintain a credit facility with Key Bank of $5.0 million as well as another $5.0 million line to support letters of credit. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $29.8 million as of December 31, 2007.

During 2007 total assets grew $33.2 million with net loans increasing by $29.3 million over the prior year-end and deposits increasing $50.4 million over the prior year-end. Borrowings from the FHLB of Seattle decreased by $22.2 million over the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2007, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2007, we have repurchased 6,017,616 shares of our stock representing 52.8% of the total outstanding as of March 31, 1999 at an average price of $12.30 reducing our capital levels by $74.1 million.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per share calculations. For the year ended December 31, 2007, the Company has allocated or committed to be released to the ESOP 9,256 earned shares and has 47,059 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $0.9 million at December 31, 2007.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2007:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(Dollars in thousands)
Contractual payments by period:
Deposits	$342,888	$13,756	$3,168	$—	$416,468	$776,280
FHLB Advances	14,990	—	—	—	—	14,990
Other Borrowings	1,257	694	—	—	—	1,951
Operating leases	489	671	646	1,241	—	3,047
Purchase obligations(2)	165	—	—	—	—	165

Total contractual obligations	$359,789	$15,121	$3,814	$1,241	$416,468	$796,433

(1)	Represents interest-bearing and noninterest-bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 6.08% and a positive 4-12 month “gap” of 1.30% as of December 31, 2007. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2007 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$282,977	$110,606	$308,767	$73,770	$5,727	$781,847
Investment securities	20,087	2,997	3,236	4,609	8,621	39,550
FHLB and Federal Reserve Stock	3,227	—	—	—	—	3,227
Interest earning deposits	6,017	45	—	—	—	6,062

Total interest earning assets	$312,308	$113,648	$312,003	$78,379	$14,348	$830,686

Interest Bearing Liabilities:
Total interest bearing deposits	$244,878	$153,334	$269,655	$—	$—	$667,867
FHLB advances and other borrowings	16,941	—	—	—	—	16,941

Total interest bearing liabilities	$261,819	$153,334	$269,655	$—	$—	$684,808

Rate sensitivity gap	$50,489	$(39,686)	$42,348	$78,379	$14,348	$145,878
Cumulative rate sensitivity gap:
Amount	50,489	10,803	53,151	131,530	145,878
As a percentage of total interest earning assets	6.08%	1.30%	6.40%	15.83%	17.56%

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2007. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2008	2009	2010	2011- 2012	After 2012	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$12,424	$1,100	$565	$1,571	$12,098	$27,758
Weighted average interest rate	4.04%	4.32%	3.24%	4.38%	4.47%
Adjustable Rate	—	—	—	—	11,792	11,792
Weighted average interest rate	—	—	—	—	4.94%

Totals	12,424	1,100	565	1,571	23,890	$39,550	$39,589
Loans
Amounts maturing:
Fixed rate	$61,679	$26,821	$21,028	$40,787	$123,300	$273,615
Weighted average interest rate	7.46%	7.42%	7.88%	7.45%	6.49%
Adjustable rate	205,102	37,647	18,891	40,345	206,247	508,232
Weighted average interest rate	7.89%	7.15%	7.25%	7.19%	6.98%

Totals	$266,781	$64,468	$39,919	$81,132	$329,547	$781,847	$787,793
Certificates of Deposit
Amounts maturing:
Fixed rate	$343,283	$10,847	$2,514	$3,168	$—	$359,812	$360,451
Weighted average interest rate	4.78%	4.25%	4.06%	4.52%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited Heritage Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 5, 2008

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement expected to be dated March 14, 2008 (“Proxy Statement”) for the annual meeting of shareholders to be held April 24, 2008.

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

The following table summarizes the consolidated activity within stock option plans 1997, 1998, 2002 and 2006 as of December 31, 2007, all of which were approved by stockholders.

Number of securities to be issued upon exercise of outstanding options and awards	584,603
Weighted average exercise price of outstanding options	$20.15
Number of securities remaining available for future issuance	492,480

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

(3) Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

10.1	1998 Stock Option and Restricted Stock Award Plan(3)

10.6	1997 Stock Option and Restricted Stock Award Plan(4)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

14.0	Code of Ethics(6)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2008.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2008.

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

December 31, 2007, 2006, and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s adopted the Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 5, 2008

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
A S S E T S
Cash on hand and in banks	$28,401	$23,713
Interest earning deposits	6,062	2,718
Investment securities available for sale	35,660	39,124
Investment securities held to maturity (market value of $3,929 and $3,861)	3,890	3,858
Loans held for sale	447	—
Loans receivable	779,319	749,701
Less: Allowance for loan losses	(10,374)	(10,105)

Loans receivable, net	768,945	739,596
Real estate owned	169	225
Premises and equipment, net	14,819	15,681
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,227
Accrued interest receivable	4,401	4,298
Prepaid expenses and other assets	4,156	4,550
Deferred Federal income taxes, net	2,364	2,242
Intangible assets, net	502	580
Goodwill	13,012	13,081

	$886,055	$852,893

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$776,280	$725,921
Advances from Federal Home Loan Bank	14,990	37,167
Other borrowings	1,951	3,371
Accrued expenses and other liabilities	7,867	7,795

Total liabilities	801,088	774,254

Stockholders’ equity:
Common stock, no par, 15,000,000 shares authorized; 6,642,972 and 6,558,206 shares outstanding at December 31, 2007 and 2006, respectively	24,985	24,053
Unearned compensation—ESOP and other	(447)	(535)
Retained earnings, substantially restricted	60,780	55,647
Accumulated other comprehensive loss, net	(351)	(526)

Total stockholders’ equity	84,967	78,639

	$886,055	$852,893

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2007	2006	2005
Interest income:
Interest and fees on loans	$60,409	$53,239	$43,605
Taxable interest on investment securities	1,638	1,724	1,568
Nontaxable interest on investment securities	177	167	149
Interest on federal funds sold and interest earning deposits	148	104	90
Dividends on Federal Home Loan Bank stock	19	3	16

Total interest income	62,391	55,237	45,428

Interest expense:
Deposits	24,231	18,243	10,594
Other borrowings	1,539	1,222	953

Total interest expense	25,770	19,465	11,547

Net interest income	36,621	35,772	33,881
Provision for loan losses	810	720	810

Net interest income after provision for loan losses	35,811	35,052	33,071

Noninterest income:
Gains on sales of loans, net	64	133	277
Brokered mortgage income	676	661	190
Service charges on deposits	3,790	3,254	2,819
Rental income	324	321	309
Merchant visa income	2,869	2,579	2,263
Other income	849	1,006	772

Total noninterest income	8,572	7,954	6,630

Noninterest expense:
Salaries and employee benefits	14,764	14,398	12,618
Occupancy and equipment	4,098	4,063	3,906
Data processing	1,572	1,386	1,204
Marketing	500	604	494
Office supplies and printing	387	452	410
Merchant visa	2,308	2,015	1,763
Professional Services	635	722	662
State and Local Taxes	989	810	699
Other	3,035	2,632	2,427

Total noninterest expense	28,288	27,082	24,183

Income before Federal income tax expense	16,095	15,924	15,518
Federal income tax expense	5,387	5,377	5,042

Net income	$10,708	$10,547	$10,476

Basic earnings per common share	$1.63	$1.65	$1.69
Basic weighted average shares outstanding	6,558,448	6,375,059	6,189,497
Diluted earnings per common share	$1.61	$1.60	$1.65
Diluted weighted average shares outstanding	6,670,422	6,589,381	6,363,002

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the years ended December 31, 2007, 2006 and 2005

(Dollars and shares in thousands)

	Number of common shares	Common stock	Unearned compensation— ESOP and Restricted Stock Awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2004	5,947	$11,883	$(1,379)	$50,657	$(217)	$60,944
Restricted stock awards granted	2	61	(61)	—	—	—
Earned ESOP, incentive stock options and restricted stock shares	9	113	289	—	—	402
Exercise of stock options (including tax benefits from nonqualified stock options	71	839	—	—	—	839
Stock repurchased	(73)	(1,606)	—	—	—	(1,606)
Net income	—	—	—	10,476	—	10,476
Change in fair value of securities available for sale, net of taxes	—	—	—	—	(465)	(465)
5% stock dividend	297	6,316	—	(6,316)	—	—
Cash dividends declared ($.71/share cumulative)	—	—	—	(4,470)	—	(4,470)

Balance at December 31, 2005	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation – restricted stock awards	—	(527)	527	—	—	—
Restricted stock awards granted	16	—	—	—	—	—
Restricted stock awards cancelled	(1)	—	—	—	—	—
Stock option compensation expense	—	352	—	—	—	352
Earned ESOP and restricted stock shares	9	433	89	—	—	522
Exercise of stock options (including tax benefits from nonqualified stock options	74	1,115	—	—	—	1,115
Stock repurchased	(24)	(588)	—	—	—	(588)
Acquisition of Western Washington Bancorp	231	5,662	—	—	—	5,662
Net income	—	—	—	10,547	—	10,547
Change fair value of securities available for sale, net of taxes	—	—	—	—	156	156
Cash dividends declared ($.81/share cumulative)	—	—	—	(5,247)	—	(5,247)

Balance at December 31, 2006	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Restricted stock awards granted	24	—	—	—	—	—
Restricted stock awards cancelled	(5)	—	—	—	—	—
Stock option compensation expense	—	288	—	—	—	288
Earned ESOP and restricted stock shares	9	454	88	—	—	542
Exercise of stock options (including tax benefits from nonqualified stock options)	116	1,541	—	—	—	1,541
Stock repurchased	(59)	(1,351)	—	—	—	(1,351)
Net income	—	—	—	10,708	—	10,708
Change in fair value of securities available for sale, net of taxes	—	—	—	—	175	175
Cash dividends declared ($.84/share cumulative)	—	—	—	(5,575)	—	(5,575)

Balance at December 31, 2007	6,643	$24,985	$(447)	$60,780	$(351)	$84,967

Comprehensive Income	2007	2006	2005
Net income	$10,708	$10,547	$10,476
Change in fair value of securities available for sale, net of tax of $94, $84, and ($248)	175	156	(465)

Comprehensive income	$10,883	$10,703	$10,011

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$10,708	$10,547	$10,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,538	1,641	1,770
Deferred loan fees, net of amortization	(322)	467	93
Provision for loan losses	810	720	810
Federal Home Loan Bank stock dividends	—	—	(16)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	545	(2,941)	(212)
Recognition of compensation related to ESOP shares and restricted stock awards	410	504	402
Stock option compensation expense	288	352	—
Tax benefit realized from stock options exercised and dividends on restricted stock awards	(196)	(149)	—
Amortization of intangible assets	78	46	—
Loss (gain) on sale of premises and equipment	2	(71)	(8)
Loss (gain) on sale of other real estate owned	20	(14)	(7)
Gain on sale of loans	(64)	(133)	(277)
Origination of loans held for sale	(4,963)	(8,593)	(13,514)
Proceeds from sale of loans	4,580	8,989	13,909
Deferred Federal income tax benefit	(216)	(834)	(207)
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	—	—	(109)
Proceeds from sale of Federal Home Loan Bank and Federal Reserve Bank stock	—	—	91

Net cash provided by operating activities	13,218	10,531	13,201

Cash flows from investing activities:
Loans originated, net of principal payments	(30,017)	(56,551)	(53,903)
Purchase of Western Washington Bancorp, net of cash acquired	—	(2,031)	—
Proceeds from other real estate owned	285	430	183
Maturities of investment securities available for sale	9,856	6,884	6,781
Sales of investment securities available for sale	—	2,248	—
Maturities of investment securities held to maturity	463	503	638
Purchase of investment securities available for sale	(6,088)	(1,237)	(3,421)
Purchase of investment securities held to maturity	(499)	(415)	(3,146)
Proceeds from redemption of Federal Reserve Bank stock	—	141	—
Purchase of premises and equipment	(728)	(1,516)	(738)
Proceeds from sale of premises and equipment	19	146	13

Net cash used in investing activities	(26,709)	(51,398)	(53,593)

Cash flows from financing activities:
Net increase in deposits	50,359	45,135	49,226
Net decrease in borrowed funds	(22,402)	(4,461)	(1,000)
Proceeds from issuance of long-term debt	—	3,700	—
Repayments of long-term debt	(1,195)	(554)	—
Cash dividends paid	(5,561)	(5,069)	(4,291)
Exercise of stock options	1,477	984	726
Tax benefit realized from stock options exercised and dividends on restricted stock awards	196	149	—
Repurchase of common stock	(1,351)	(588)	(1,606)

Net cash provided by financing activities	21,523	39,296	43,055

Net increase (decrease) in cash and cash equivalents	8,032	(1,571)	2,663
Cash and cash equivalents at beginning of year	26,431	28,002	25,339

Cash and cash equivalents at end of year	$34,463	$26,431	$28,002

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$25,394	$19,119	$11,217
Federal income taxes	5,146	6,376	5,126
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$(249)	$45	$547
Elimination of unearned compensation – restricted stock awards	—	527	—
Stock dividend	—	—	6,316
Tax benefit from nonqualified stock options	—	—	113

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Heritage Bank conducts business from its main office in Olympia, Washington and its twelve branch offices located in Thurston, Pierce, Mason and King Counties. Central Valley Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation. These amounts include the segregation of “brokered mortgage income” from “other income” in the Consolidated Statements of Income and the reclassification of specific loans between loan categories in Footnote 2 below. These reclassifications had no effect on net income.

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest bearing deposits, and federal funds sold.

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2007 and 2006, the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

All interest accrued but not collected on loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans may be returned to accrual status when their full collection is reasonably assured and a period of sustained performance has occurred.

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

(l) Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchases of North Pacific Bank and Western Washington Bancorp. Goodwill is not amortized, but is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its implied value. The Company evaluates any potential impairment of goodwill on an annual basis at the Heritage Bank level. The Company has evaluated goodwill and concluded there is no goodwill impairment for the years ended December 31, 2007, 2006 or 2005.

(m) Intangible Assets

The intangible assets represent the core deposit intangible arising from the purchase of Western Washington Bancorp. The core deposit intangible is being amortized to non-interest expense on a straight-line basis over 8 years. Amortization expense related to the core deposit intangible was $78 for the year ended December 31, 2007.

(n) Federal Income Taxes

The Company and its subsidiaries file a United States consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN

48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Condensed Consolidated Statements of Income. The amount of interest and penalties accrued for the year ended December 31, 2007 was immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ending December 31, 2006, 2005, and 2004.

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

Total stock-based compensation expense (excluding ESOP expense) for the year ended December 31, 2007 and 2006 were as follows:

	2007	2006
Compensation expense recognized	$478	$611
Related tax benefit recognized	86	109

As of December 31, 2007, the total unrecognized compensation expense related to non-vested stock awards was $925 and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the year ended December 31, 2005 (dollars in thousands, except per share amounts):

Net income:
As reported	$10,476
Plus compensation costs recognized under ABP No. 25, net of taxes	135
Less SFAS No. 123R compensation costs, net of taxes	(392)

Pro forma	$10,219

Basic earnings per share:
As reported	$1.69
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02
Less SFAS No. 123R compensation costs, net of taxes	(0.06)

Pro forma	$1.65

Diluted earnings per share:
As reported	$1.65
Plus compensation costs recognized under ABP No. 25, net of taxes	0.02
Less SFAS No. 123 compensation costs, net of taxes	(0.06)

Pro forma	$1.61

The fair value of options granted during the year ended December 31, 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2007	5.04%	4.50	21%	3.59%	$4.04
December 31, 2006	4.93%	4.50	20%	3.69%	$4.17
December 31, 2005	3.91%	6.00	20%	4.32%	$2.87

(q) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has assessed the impact of SFAS 157 on the Company’s consolidated financial statements and found the Statement does not have a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management has assessed the impact of SFAS 159 on the Company’s consolidated financial statements and found the Statement does not have a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. Management is assessing the impact of adoption of SFAS 160 on the Company’s consolidated financial statements, but it is not expected to have a material impact.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. This Statement requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probably and estimable recognition criteria of SFAS 5, Accounting for Contingencies. SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

(2)	Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2007 and 2006 consist of the following:

	2007	2006(1)
Commercial loans	$421,405	$398,178
Real estate mortgages:
One to four family residential	57,579	54,644
Five or more family residential and commercial real estate	163,715	168,634

Total real estate mortgage	221,294	223,278
Real estate construction:
One to four family residential	82,165	85,635
Five or more family residential and commercial real estate	40,342	32,037

Total real estate construction	122,507	117,672
Consumer	16,641	12,976

Subtotal	781,847	752,104
Deferred loan fees and other	(2,081)	(2,403)

Total loans receivable and loans held for sale	$779,766	$749,701

(1)	Certain commercial loans and real estate mortgages have been reclassified to real estate construction loans to be more consistent with regulatory reporting guidelines.

As of December 31, 2007 and 2006, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $16,762 and $16,401, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. As of December 31, 2007 and 2006, the Company did not have any borrowings from Directors or Executive Officers.

Potential problem loans as of December 31, 2007 and 2006 were $22,023 and $5,509, respectively. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes concern as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

Accrued interest on loans receivable amounted to $4,155 and $4,027 as of December 31, 2007 and 2006, respectively. The Company had $1,021 and $2,807 of impaired loans, which were nonaccruing as of December 31, 2007 and 2006, respectively. The annual average balance of impaired loans for the years ended December 31, 2007, 2006 and 2005 were $1,206, $2,226 and $658, respectively. The allowance for loan losses related to impaired loans at December 31, 2007 and 2006 totaled $52 and $494, respectively. There was no interest recognized on impaired loans for the years ended December 31, 2007, 2006 and 2005.

Details of certain mortgage banking activities at December 31, 2007 and 2006 are as follows:

	2007	2006
Loans held for sale at lower of cost or market	$447	$—
Loans serviced for others	294	452
Total loans sold	4,516	8,856
Commitments to sell mortgage loans	168	—
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	585	—
Variable or adjustable rate	—	—

Servicing fee income from mortgage loans serviced for others amounted to $2, $2 and $4 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had commitments of $103,215 in other commercial lines of credit, $96,137 in real estate commitments (both construction and lines of credit), and $6,654 in other commitments (including consumer credit lines and letters of credit).

(3)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2007	2006	2005
Balance at beginning of period	$10,105	$8,496	$8,295
Provision	810	720	810
Allowance acquired through acquisition	—	749	—
Recoveries	32	304	82
Charge offs	(573)	(164)	(691)

Balance at end of period	$10,374	$10,105	$8,496

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2007		2006		2005
	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$7,466	53.9%	$7,273	52.9%	$6,117	55.0%
Real Estate Mortgage
One-four family residential	409	7.4%	398	7.3%	335	8.1%
Five or more family residential and commercial properties	1,754	20.9%	1,708	22.4%	1,435	25.2%
Real Estate Construction:
One-four family residential	561	10.5%	547	11.4%	460	6.4%
Five or more family residential and commercial properties	42	5.2%	41	4.3%	34	3.3%
Consumer	142	2.1%	138	1.7%	115	2.0%

Total allowance	$10,374	100.0%	$10,105	100.0%	$8,496	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(4)	Investment Securities Available For Sale

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at the dates indicated are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. Government agencies	$14,748	$82	$(69)	$14,760
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	10,449	19	(229)	10,239
Other related securities	11,003	—	(343)	10,661

Totals	$36,200	$101	$(641)	$35,660

December 31, 2006
U.S. Government agencies	$18,539	$27	$(224)	$18,342
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	10,390	12	(325)	10,077
Other related securities	11,003	—	(298)	10,705

Totals	$39,932	$39	$(847)	$39,124

Available for sale and held to maturity investments with unrealized losses as of December 31, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,385	$13	$7,152	$61	$8,537	$74
Mortgage backed and related securities	782	—	18,071	574	18,853	574

Total temporarily impaired securities	$2,167	$13	$25,223	$635	$27,390	$648

Available for sale and held to maturity investments with unrealized losses as of December 31, 2006 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$815	$1	$14,170	$233	$14,985	$234
Mortgage backed and related securities	730	8	20,366	630	21,096	638

Total temporarily impaired securities	$1,545	$9	$34,536	$863	$36,081	$872

Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, and because we have the intent and ability to retain our investment in the issuer for a period of time to allow for any anticipated recovery in market value, no other-than-temporary impairment has been recorded.

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$19,259	$18,856
Due after one year through three years	2,093	2,096
Due after three through five years	3,287	3,341
Due after five years through ten years	3,631	3,606
Due after ten years	7,930	7,761

Totals	$36,200	$35,660

There were no sales of investment securities available for sale during the year ended December 31, 2007. Sales of investment securities available for sale during the year ended December 31, 2006 did not result in a recognized gain or loss. During the year ended December 31, 2005 there were no sales of investment securities available for sale.

Accrued interest on investment securities available for sale amounted to $197 and $219 as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, investment securities available for sale with fair values of $14,169 and $13,149, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no securities classified as trading at December 31, 2007 or 2006.

(5)	Investment Securities Held to Maturity

The amortized cost, gross unrealized gains and losses, and fair values of investment securities held to maturity are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. Government agencies	$2,450	$34	$(5)	$2,479
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	1,440	12	(2)	1,450
Other related securities	—	—	—	—

	$3,890	$46	$(7)	$3,929

December 31, 2006
U.S. Government agencies	$2,605	$19	$(10)	$2,614
Mortgage backed and related securities:
Collateralized mortgage obligations and mortgage backed securities	1,253	9	(15)	1,247
Other related securities	—	—	—	—

	$3,858	$28	$(25)	$3,861

The amortized cost and fair value of investment securities held to maturity at December 31, 2007, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$170	$171
Due after one year through three years	570	569
Due after three years through five years	235	238
Due after five years	2,915	2,951

Totals	$3,890	$3,929

There were no sales of investment securities held to maturity during the years ended December 31, 2007, 2006 and 2005.

Accrued interest on investment securities held to maturity amounted to $26 and $28 as of December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, investment securities held to maturity with amortized cost values of $1,654 and $1,467, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(6)	Premises and Equipment

A summary of premises and equipment at December 31, 2007 and 2006 follows:

	2007	2006
Land	$4,471	$4,471
Buildings and building improvements	19,079	19,097
Furniture, fixtures and equipment	11,439	12,250

	34,989	35,818
Less accumulated depreciation	20,170	20,137

	$14,819	$15,681

Total depreciation expense on premises and equipment was $1,569, $1,656 and $1,815 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $699, $598, and $446 for December 31, 2007, 2006 and 2005, respectively, which is included in occupancy and equipment expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2008	$489
2009	328
2010	343
2011	322
2012	324
Thereafter	1,241

$3,047

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(7)	Deposits

Deposits consist of the following at December 31:

	2007		2006
	Amount	Percent	Amount	Percent
Non interest demand deposits	$110,463	14.2%	$107,477	14.8%
NOW accounts	117,702	15.2	112,728	15.5
Money market accounts	112,884	14.5	87,649	12.1
Savings accounts	75,419	9.7	90,090	12.4
Certificate of deposit accounts	359,812	46.4	327,977	45.2

	$776,280	100.0%	$725,921	100.0%

Accrued interest payable on deposits was $1,668 and $1,292 at December 31, 2007 and 2006, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2007	2006	2005
NOW accounts	$1,957	$1,423	$731
Money market accounts	4,158	2,831	1,521
Savings accounts	1,035	1,087	587
Certificate of deposit accounts	17,081	12,902	7,755

	$24,231	$18,243	$10,594

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2008	$342,888
2009	11,242
2010	2,514
2011	509
2012	2,659

$359,812

Certificates of deposit issued in denominations equal to or in excess of $100 totaled $215,129 and $176,892 at December 31, 2007 and 2006, respectively.

(8)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2007, our banks maintained credit facilities with the FHLB of Seattle for $95,731 with an outstanding balance of $14,990.

Our banks are required to maintain an investment in the stock of the FHLB in an amount equal to at least the greater of $0.5 or 0.50% of residential mortgage loans and pass-through securities plus 3.5% of its outstanding advances from the FHLB and 5.0% of the outstanding balance of mortgage loans sold to the FHLB. At December 31, 2007, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $825. The Company maintained $3,227 in FHLB stock at December 31, 2007. Purchases and sales of stock are transacted directly with the FHLB at par value.

A summary of FHLB Advances is summarized as follows:

	2007	2006
Balance at period end, due less than 12 months	$14,990	$37,167
Average balance	24,296	20,682
Maximum amount outstanding at any month end	47,751	47,145
Average interest rate:
During the period	5.55%	5.19%
At period end	4.35%	5.63%

At December 31, 2007 and 2006, the Company had $14,990 and $35,200, respectively, in overnight advances from the FHLB.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2007, the Company was required to maintain $102,792 in collateral to meet the collateral requirements of FHLB.

(9)	Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $29,800. The lines generally mature annually with the exception of one of the lines with U.S. Bank in the amount of $2,800, which does not mature. As of December 31, 2007, there were no overnight federal funds purchased.

(10)	Borrowings

The Company maintains a line of credit for $5,000 with Key Bank, which is renewed annually, and currently matures in June 2008. A summary of the usage on the Key Bank line of credit for the years ended December 31 are as follows:

	2007	2006
Balance at period end	$—	$225
Average balance during the period	45	5
Maximum amount outstanding at any month end	225	225
Average interest rate:
During the period	7.75%	7.75%
At period end	7.75%	7.75%

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3,700. The terms of the loan include quarterly payments of $345, interest at 6.8% and maturing July 2009. The balance outstanding at December 31, 2007 was $1,951. Principal reductions due for future years ending December 31 are as follows:

2008	1,257
2009	694

$1,951

(11)	Federal Income Taxes

Federal income tax expense (benefit) consists of the following for the years ended December 31:

	2007	2006	2005
Current	$5,603	$6,211	$5,249
Deferred	(216)	(834)	(207)

	$5,387	$5,377	$5,042

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2007	2006	2005
Income tax expense at Federal statutory rate	$5,633	$5,573	$5,431
Tax exempt interest	(283)	(296)	(300)
Other, net	37	100	(89)

	$5,387	$5,377	$5,042

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$3,576	$3,466
Accrued compensation	425	157
Other	—	278
Unrealized loss on available for sale securities	189	283

Total deferred tax assets	4,190	4,184
Deferred tax liabilities:
Deferred loan fees	(737)	(669)
Premises and equipment	(225)	(476)
FHLB stock	(797)	(797)
Other	(67)	—

Total deferred tax liabilities	(1,826)	(1,942)

Deferred Federal income tax asset, net	$2,364	$2,242

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2007, the Company had a taxable temporary difference of approximately $2,800 that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

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

(a) Stock Repurchase Program

The board of directors of the Company has authorized the repurchase in the open market of 309,750 of its outstanding common shares. This is the eighth repurchase program authorized by the board of directors. The current program commenced in July 2004, with 169,650 shares, or 54.8%, repurchased as of December 31, 2007. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. Collectively as of December 31, 2007, the Company has repurchased 6,017,616 shares of our stock representing 52.8% of the total outstanding as of March 31, 1999 at an average price of $12.30.

(b) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the years ended December 31:

	2007	2006	2005
Basic:
Basic weighted average shares outstanding	6,618,611	6,449,967	6,253,084
Less restricted stock awards	(60,163)	(74,908)	(63,587)

Total basic weighted average shares outstanding	6,558,448	6,375,059	6,189,497
Diluted:
Basic weighted average shares outstanding	6,558,448	6,375,059	6,189,497
Incremental shares from stock options and restricted stock awards	111,974	214,322	173,505

Weighted average shares outstanding	6,670,422	6,589,381	6,363,002

For purposes of calculating basic and diluted EPS, the numerator of net income is the same.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended December 31, 2007 and 2006, anti-dilutive shares outstanding related to options to acquire common stock totaled 110,000 and 108,000, respectively, as the exercise price was in excess of the market value.

(c) Cash Dividend Declared

On December 19, 2007, the Company announced a quarterly cash dividend of 21.0 cents per share payable on January 30, 2008, to shareholders of record on January 15, 2008.

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

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	560,795	$15.08

Granted	147,597	20.63
Exercised	(74,236)	9.77
Forfeited or expired	(23,808)	19.80

Outstanding at December 31, 2005	610,348	$16.88

Granted	106,500	26.04
Exercised	(74,412)	13.23
Forfeited or expired	(3,975)	24.81

Outstanding at December 31, 2006	638,461	$18.78

Granted	17,550	23.40
Exercised	(115,868)	12.76
Forfeited or expired	(21,485)	22.07

Outstanding at December 31, 2007	518,658	$20.15	3.44	$662

Exercisable at December 31, 2007	396,268	$19.03	2.74	$662

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $1,302, $1,020 and $852, respectively. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005, was $1,136, $403 and $339, respectively.

The following table summarizes restricted stock award activity for the years ended December 31, 2007, 2006 and 2005.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2004	64,050	$15.63

Granted	3,050	23.13
Vested	(1,759)	11.67
Forfeited	(866)	11.67

Outstanding at December 31, 2005	64,475	$16.15

Granted	16,000	26.04
Vested	—	—
Forfeited	(1,000)	27.73

Outstanding at December 31, 2006	79,475	$17.99

Granted	23,505	23.40
Vested	(31,685)	11.74
Forfeited	(5,350)	21.84

Outstanding at December 31, 2007	65,945	$22.62

(14)	Regulatory Capital Requirements

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2007 and December 31, 2006, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2007:
The Company consolidated
Tier 1 leverage capital to average assets	$26,113	3%	$43,522	5%	$71,574	8.2%
Tier 1 capital to risk-weighted assets	30,305	4	45,458	6	71,574	9.5
Total capital to risk-weighted assets	60,610	8	75,763	10	81,055	10.7
Heritage Bank
Tier 1 leverage capital to average assets	22,301	3	37,168	5	61,494	8.3
Tier 1 capital to risk-weighted assets	26,397	4	39,595	6	61,494	9.3
Total capital to risk-weighted assets	52,794	8	65,992	10	69,755	10.6
Central Valley Bank
Tier 1 leverage capital to average assets	3,796	3	6,326	5	11,663	9.2
Tier 1 capital to risk-weighted assets	3,891	4	5,836	6	11,663	12.0
Total capital to risk-weighted assets	7,782	8	9,727	10	12,842	13.2
As of December 31, 2006:
The Company consolidated
Tier 1 leverage capital to average assets	$24,480	3%	$40,800	5%	$65,318	8.0%
Tier 1 capital to risk-weighted assets	28,683	4	43,025	6	65,318	9.1
Total capital to risk-weighted assets	57,367	8	71,709	10	74,296	10.4
Heritage Bank
Tier 1 leverage capital to average assets	20,958	3	34,930	5	58,148	8.3
Tier 1 capital to risk-weighted assets	25,271	4	37,906	6	58,148	9.2
Total capital to risk-weighted assets	50,542	8	63,177	10	66,060	10.5
Central Valley Bank
Tier 1 leverage capital to average assets	3,505	3	5,842	5	10,497	9.0
Tier 1 capital to risk-weighted assets	3,432	4	5,147	6	10,497	12.2
Total capital to risk-weighted assets	6,863	8	8,579	10	11,486	13.4

(15)	Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”).

The pension portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 21 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of seven years, at which time they become fully vested. Charges of $425, $403 and $405 are included in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 21 years of age and with three continuous months of service and at least 250 hours of service to the Company may participate in the plan. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions is similar to the retirement plan described above for the period prior to December 31, 2001. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2007, 2006 and 2005 were $270, $241 and $208, respectively.

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

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $215, $242 and $192 for the years ended December 31, 2007, 2006 and 2005, respectively.

For the year ended December 31, 2007, the Company has allocated or committed to be released to the ESOP 9,254 earned shares and has 47,059 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $936 at December 31, 2007.

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

(c) Loans

For most loans, fair value is estimated using the Company’s lending rates that would have been quoted on December 31, 2007 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value.

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

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets
Cash on hand and in banks	$28,401	$28,401	$23,713	$23,713
Interest earning deposits	6,062	6,062	2,718	2,718
Investment securities available for sale	35,660	35,660	39,124	39,124
Investment securities held to maturity	3,890	3,929	3,858	3,861
FHLB and Federal Reserve stock	3,227	3,227	3,227	3,227
Loans receivable and loans held for sale	779,766	787,985	749,701	742,271
Financial Liabilities
Deposits:
Savings, money market and demand	$416,468	$416,468	$397,944	$397,944
Time certificates	359,812	360,451	327,977	327,337

Total deposits	776,280	776,919	725,921	725,281

FHLB advances	14,990	14,990	37,167	37,049
Other borrowings	1,951	1,951	3,371	3,368

(17)	Contingencies

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2007	2006
ASSETS
Cash and interest earning deposits	$760	$41
Loans receivable—ESOP	643	740
Investment in subsidiary banks	86,519	81,967
Other assets	428	659

	$88,350	$83,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowed funds	$1,951	$3,371
Other liabilities	1,432	1,397
Total stockholders’ equity	84,967	78,639

	$88,350	$83,407

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
Interest income:
Interest earning deposits	$7	$8	$9
ESOP loan	59	67	74
Other income:
Dividends from subsidiaries	7,390	4,600	5,075
Equity in undistributed income of subsidiaries	4,372	6,978	5,906

Total income	11,828	11,653	11,064
Interest expense	190	142	13
Other expenses	1,361	1,348	839

Total expense	1,551	1,490	852

Income before federal income taxes	10,277	10,163	10,212
Benefit for federal income taxes	(431)	(384)	(264)

Net income	$10,708	$10,547	$10,476

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$10,708	$10,547	$10,476
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(11,762)	(11,578)	(10,981)
Dividends from subsidiaries	7,390	4,600	5,075
Recognition of compensation related to ESOP and restricted stock shares	410	504	402
Stock option compensation expense	288	352	—
Net change in other assets and liabilities	443	(169)	(82)

Net cash provided by operating activities	7,477	4,256	4,890
Cash flows from investing activities:
ESOP loan principal repayments	97	89	82
Purchase of Western Washington Bancorp	—	(3,765)	—

Net cash provided by (used in) investing activities	97	(3,676)	82
Cash flows from financing activities:
Net increase (decrease) in short-term borrowed funds	(225)	225	—
Proceeds from issuance of long-term debt	—	3,700	—
Repayments of long-term debt	(1,195)	(554)	—
Cash dividends paid	(5,561)	(5,069)	(4,291)
Exercise of stock options	1,477	984	726
Stock repurchase	(1,351)	(588)	(1,606)

Net cash used in financing activities	(6,855)	(1,302)	(5,171)

Net increase (decrease) in cash and cash equivalents	719	(722)	(199)
Cash and cash equivalents at beginning of year	41	763	962

Cash and cash equivalents at end of year	$760	$41	$763

(19) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,924	$15,627	$16,268	$15,572
Interest expense	6,027	6,525	6,790	6,428

Net interest income	8,897	9,102	9,478	9,144
Provision for loan losses	180	180	210	240

Net interest income after provision for loan losses	8,717	8,922	9,268	8,904
Non-interest income	2,033	2,229	2,191	2,119
Non-interest expense	7,185	7,176	7,028	6,899

Income before provision for income taxes	3,565	3,975	4,431	4,124
Provision for income taxes	1,192	1,348	1,498	1,349

Net income	$2,373	$2,627	$2,933	$2,775

Basic earnings per share	$0.37	$0.40	$0.45	$0.42
Diluted earnings per share	0.36	0.39	0.44	0.42
Cash dividends declared	0.210	0.210	0.210	0.210

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$12,370	$13,412	$14,682	$14,773
Interest expense	3,885	4,628	5,291	5,661

Net interest income	8,485	8,784	9,391	9,112
Provision for loan losses	140	100	240	240

Net interest income after provision for loan losses	8,345	8,684	9,151	8,872
Non-interest income	1,771	1,917	2,166	2,100
Non-interest expense	6,285	6,816	6,980	7,001

Income before provision for income taxes	3,831	3,785	4,337	3,971
Provision for income taxes	1,267	1,250	1,447	1,413

Net income	$2,564	$2,535	$2,890	$2,558

Basic earnings per share	$0.41	$0.40	$0.45	$0.39
Diluted earnings per share	0.40	0.39	0.43	0.38
Cash dividends declared	0.195	0.200	0.205	0.210

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

10.1	1998 Stock Option and Restricted Stock Award Plan(3)

10.6	1997 Stock Option and Restricted Stock Award Plan(4)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

14.0	Code of Ethics(6)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.