Form 10-Q
period 2008-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2008-05-05
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 9, 2008 there were 6,688,430 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page

PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	3

	Condensed Consolidated Statements of Financial Condition as of March 31, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2008 and Comprehensive Income for the Three Months Ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	18

	Certifications

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$14,168	$14,419
Taxable interest on investment securities	392	414
Nontaxable interest on investment securities	45	44
Interest on federal funds sold and interest bearing deposits	88	44
Dividends on Federal Home Loan Bank stock	8	3

Total interest income	14,701	14,924
INTEREST EXPENSE:
Deposits	5,540	5,614
Other borrowings	97	413

Total interest expense	5,637	6,027

Net interest income	9,064	8,897
Provision for loan losses	360	180

Net interest income after provision for loan losses	8,704	8,717
NONINTEREST INCOME:
Gains on sales of loans, net	42	2
Brokered mortgage income	88	181
Service charges on deposits	990	853
Rental income	83	80
Merchant visa income	700	655
Other income	343	262

Total noninterest income	2,246	2,033
NONINTEREST EXPENSE:
Salaries and employee benefits	3,721	3,836
Occupancy and equipment	988	1,090
Data processing	384	380
Marketing	103	89
Office supplies and printing	95	99
Merchant visa	562	525
Professional services	163	171
State and local taxes	237	216
Other expense	717	779

Total noninterest expense	6,970	7,185

Income before federal income taxes	3,980	3,565
Federal income taxes	1,320	1,192

Net income	$2,660	$2,373

Earnings per share:
Basic	$0.40	$0.37
Diluted	$0.40	$0.36
Dividends declared per share:	$0.210	$0.210

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash on hand and in banks	$21,949	$28,401
Interest earning deposits	17,942	6,062
Investment securities available for sale	36,242	35,660
Investment securities held to maturity (market value of $3,402 and $3,929)	3,321	3,890
Loans held for sale	777	447
Loans receivable	776,418	779,319
Less: Allowance for loan losses	(10,690)	(10,374)

Loans receivable, net	765,728	768,945
Other real estate owned	169	169
Premises and equipment, at cost, net	14,726	14,819
Federal Home Loan Bank and Federal Reserve stock, at cost	3,227	3,227
Accrued interest receivable	4,071	4,401
Prepaid expenses and other assets	5,610	4,156
Deferred federal income taxes, net	2,274	2,364
Intangible assets, net	483	502
Goodwill	13,012	13,012

Total assets	$889,531	$886,055

Liabilities and Stockholders’ Equity
Deposits	$792,983	$776,280
Advances from Federal Home Loan Bank	1,996	14,990
Other borrowings	1,639	1,951
Accrued expenses and other liabilities	6,116	7,867

Total liabilities	802,734	801,088
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,688,505 and 6,642,972 shares outstanding at March 31, 2008 and December 31, 2007, respectively	25,368	24,985
Unearned compensation - ESOP	(427)	(447)
Retained earnings	62,040	60,780
Accumulated other comprehensive loss, net	(184)	(351)

Total stockholders’ equity	86,797	84,967

Total liabilities and stockholders’ equity	$889,531	$886,055

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2007	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Stock option compensation expense	—	54	—	—	—	54
Earned ESOP shares	2	22	20	—	—	42
Earned restricted stock shares	—	76	—	—	—	76
Restricted stock awards granted	24	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	8	—	—	—	8
Exercise of stock options (including tax benefits from nonqualified stock options)	20	223	—	—	—	223
Net income	—	—	—	2,660	—	2,660
Change in fair value of securities available for sale, net of tax	—	—	—	—	167	167
Cash dividends declared	—	—	—	(1,400)	—	(1,400)

Balance at March 31, 2008	6,689	$25,368	$(427)	$62,040	$(184)	$86,797

	Three months ended March 31,
Comprehensive Income	2008	2007
Net income	$2,660	$2,373
Change in fair value of securities available for sale, net of tax of $90 and $45	167	84

Comprehensive income	$2,827	$2,457

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$2,660	$2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	419
Deferred loan fees, net of amortization	(207)	59
Provision for loan losses	360	180
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(2,850)	1,048
Recognition of compensation related to ESOP shares and restricted stock awards	118	73
Stock option compensation expense	54	87
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(20)	(145)
Amortization of intangible assets	19	19
Deferred federal income tax	—	128
Origination of loans held for sale	(3,472)	(393)
Gain on sale of loans	(42)	—
Proceeds from sale of loans	3,184	—
Loss on sale of other real estate owned	—	20
Gain on sale of premises and equipment	—	(1)

Net cash provided by operating activities	117	3,867

Cash flows from investing activities:
Loans originated, net of principal payments	3,064	(15,759)
Maturities of investment securities available for sale	5,996	2,584
Maturities of investment securities held to maturity	568	47
Purchase of investment securities available for sale	(6,309)	—
Purchase of premises and equipment	(231)	(406)
Proceeds from sale of other real estate owned	—	205
Proceeds from sale of premises and equipment	—	5

Net cash (used in) provided by investing activities	3,088	(13,324)

Cash flows from financing activities:
Net increase in deposits	16,703	16,911
Net decrease in borrowed funds	(12,994)	(7,820)
Repayments of long-term debt	(312)	—
Cash dividends paid	(1,405)	(1,390)
Proceeds from exercise of stock options	211	533
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	20	145
Repurchase of common stock	—	(375)

Net cash provided by financing activities	2,223	8,004

Net increase (decrease) in cash and cash equivalents	5,428	(1,453)

Cash and cash equivalents at beginning of period	34,463	26,431

Cash and cash equivalents at end of period	$39,891	$24,978

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$6,303	$6,346
Federal income taxes	—	—
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	—	(80)

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2008 and 2007

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2007 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements for the prior year have been reclassified to conform to the current consolidated financial statement presentation. These amounts include the segregation of “brokered mortgage income” from “other income” in the Consolidated Statements of Income and the reclassification of specific loans between loan categories. These reclassifications had no effect on net income.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended March 31,
	2008	2007
Basic:
Weighted average shares outstanding	6,662,115	6,567,677
Less: Weighted average unvested restricted stock awards	(74,564)	(63,128)

Basic weighted average shares outstanding	6,587,551	6,504,549

Diluted:
Basic weighted average shares outstanding	6,587,551	6,504,549
Incremental shares from unexercised stock options and unvested restricted stock awards	52,503	174,011

Weighted average shares outstanding	6,640,054	6,678,560

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007, anti-dilutive shares outstanding related to options to acquire common stock totaled 440,987 and 105,600, respectively, as the exercise price was in excess of the market value.

(b.) Cash Dividend Declared

On March 25, 2008, we announced a quarterly cash dividend of 21.0 cents per share payable on April 30, 2008 to stockholders of record on April 15, 2008.

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

Total stock-based compensation expense (excluding ESOP expense) for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Compensation expense recognized	$130	$103
Related tax benefit recognized	31	10

As of March 31, 2008, the total unrecognized compensation expense related to non-vested stock awards was $1,029,000 and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.

The fair value of options granted during the three months ended March 31, 2008 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the three months ended March 31, 2007). The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2008	2.38%	4.50	21%	4.30%	$2.38

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

The following table summarizes stock option activity for the three months ended March 31, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	518,658	$20.15
Granted	17,550	19.99
Exercised	(19,542)	10.79
Forfeited or expired	(520)	13.60

Outstanding at March 31, 2008	516,146	$20.50	3.4	$328

Exercisable at March 31, 2008	415,740	$19.57	2.8	$328

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, was $162,000 and $478,000, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $110,000 and $998,000 respectively.

The following table summarizes restricted stock award activity for the three months ended March 31, 2008.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	65,945	$22.62
Granted	23,995	19.99
Vested	—	—
Forfeited	(320)	23.40

Outstanding at March 31, 2008	89,620	$21.91

NOTE 5. Fair Value Accounting

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

In accordance with SFAS No. 157, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow the Company to sell its ownership interest back to the fund at net asset value (NAV) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2008.

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale	$36,242	$10,550	$25,692	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2007 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$765,350	$14,168	7.45%	$737,640	$14,419	7.84%
Taxable securities	34,636	392	4.56	36,526	414	4.44
Nontaxable securities	4,918	45	3.67	4,765	44	3.64
Interest earning deposits	12,252	88	2.89	3,342	44	5.17
Federal Home Loan Bank stock	3,227	8	1.01	3,227	3.40

Total interest earning assets	$820,383	$14,701	7.21%	$785,500	$14,924	7.59%
Noninterest earning assets	57,009			58,897

Total assets	$877,392			$844,397

Interest Bearing Liabilities:
Certificates of deposit	$358,777	$3,941	4.42%	$338,020	$4,004	4.69%
Savings accounts	81,752	351	1.73	89,803	437	1.95
Interest bearing demand and money market accounts	230,956	1,248	2.17	199,006	1,173	2.25

Total interest bearing deposits	671,485	5,540	3.32	626,829	5,614	3.49
FHLB advances and other borrowings	7,640	97	5.10	28,900	413	5.88

Total interest bearing liabilities	$679,125	$5,637	3.34%	$655,729	$6,027	3.53%
Demand and other noninterest bearing deposits	104,022			100,890
Other noninterest bearing liabilities	7,003			7,070
Stockholders’ equity	87,242			80,708

Total liabilities and stockholders’ equity	$877,392			$844,397

Net interest income		$9,064			$8,897
Net interest spread			3.87%			3.98%
Net interest margin			4.44%			4.59%
Average interest earning assets to average interest bearing liabilities			120.80%			119.79%

Financial Condition Data

Total assets increased $3.5 million (0.4%) to $889.5 million as of March 31, 2008 from the December 31, 2007 balance of $886.1 million. Deposits increased $16.7 million (2.2%) to $793.0 million as of March 31, 2008 from the December 31, 2007 balance of $776.3 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $3.2 million (0.4%) to $765.7 million as of March 31, 2008 from the December 31, 2007 balance of $768.9 million. Commercial loans continue to be the largest segment of loans at 54.2% and 54.0% as a percentage of total loans as of March 31, 2008 and December 31, 2007, respectively.

Earnings Summary

Net income was $0.40 per diluted share for the three months ended March 31, 2008 compared to $0.36 per diluted share for the three months ended March 31, 2007, an increase of 11.1%. Actual earnings for the three months ended March 31, 2008 were $2,660,000 compared to $2,373,000 for the same period in 2007, an increase of 12.1%.

Return on average equity for the quarter ended March 31, 2008 was 12.26% compared to 11.92% for the same period last year. Average equity increased by $6.5 million to $87.2 million for the three months ended March 31, 2008 versus $80.7 million for the same period last year while net income increased by $287,000. The Company’s capital position remains strong at 9.76% of total assets as of March 31, 2008, up from 9.27% at March 31, 2007.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2008 increased 1.9% to $9,064,000 from $8,897,000 for the same quarter in 2007. The net interest margin (net interest income divided by average interest earning assets) decreased to 4.44% for the current quarter from 4.59% for the same quarter last year. The lower net interest margin compared to the prior year have been largely due to a 300 basis point rate decrease in the federal funds target rate and a very competitive business environment.

Interest income decreased $223,000 or 1.5%, for the three months ended March 31, 2008 as compared to the first quarter last year and interest expense decreased $390,000 or 6.5%, during this same period. Loans averaged $765.4 million with an average yield of 7.45% for the three months ended March 31, 2008 compared to average loans of $737.6 million with an average yield of 7.84% for the same period in 2007. Certificates of deposit averaged $358.8 million with an average cost of 4.42% for the three months ended March 31, 2008 compared to $338.0 million with an average cost of 4.69% for the same period in 2007.

Provision for Loan Losses

The provision for loan losses was $360,000 for the three months ended March 31, 2008, an increase of $180,000 over the provision for loan losses during the 1st quarter of 2007. The increase in the loss loan reserves was due to management’s assessment of the increased risk in the loan portfolio due to the current economic environment as well as increases in potential problem loans.

Noninterest Income

Noninterest income increased 10.5% to $2,246,000 for the three months ended March 31, 2008 compared with $2,033,000 for the same quarter in 2007. This increase was primarily due to a $177,000 pre-tax gain recognized on the redemption of Class B common stock received from the Visa, Inc. IPO completed on March 18, 2008. In addition, there was an increase of $137,000, or 16.1%, in service charges on deposits primarily due to increased volume.

Noninterest Expense

Noninterest expense decreased 3.0% to $6,970,000 during the three months ended March 31, 2008 compared to $7,185,000 for the same period during 2007. This decrease was primarily due to decreases in salaries and benefits expense, occupancy and equipment expense, and other miscellaneous expenses.

The efficiency ratio for the quarter ended March 31, 2008 was 61.63% compared to 65.74% for the comparable quarter in 2007. The efficiency ratio improvement is primarily a result of decreased noninterest expense and increased noninterest income due to the factors listed above. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased to $777.2 million at March 31, 2008 from $779.8 million at December 31, 2007.

	At March 31, 2008	% of Total	At December 31, 2007	% of Total
	(Dollars in thousands)
Commercial	$421,514	54.2%	$421,405	54.0%
Real estate mortgages
One-to-four family residential	57,163	7.4	57,579	7.4
Five or more family residential and commercial properties	161,143	20.7	163,715	21.0

Total real estate mortgages	218,306	28.1	221,294	28.4
Real estate construction
One-to-four family residential	75,222	9.7	82,165	10.6
Five or more family residential and commercial properties	46,991	6.0	40,342	5.2

Total real estate construction	122,213	15.7	122,507	15.8
Consumer	17,036	2.2	16,641	2.1

Gross loans	779,069	100.2	781,847	100.3
Less: deferred loan fees	(1,874)	(0.2)	(2,081)	(0.3)

Total loans	$777,195	100.0%	$779,766	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$784	$1,021
Other real estate owned	169	169

Total nonperforming assets	$953	$1,190

Accruing loans past due 90 days or more	$337	$2,084
Potential problem loans	26,769	22,023
Allowance for loan losses	10,690	10,374
Nonperforming loans to loans	0.10%	0.13%
Allowance for loan losses to loans	1.38%	1.33%
Allowance for loan losses to nonperforming loans	1,363.52%	1,016.06%
Nonperforming assets to total assets	0.11%	0.13%

Nonperforming assets decreased to $953,000, or 0.11% of total assets at March 31, 2008 from $1,190,000, or 0.13% of total assets at December 31, 2007 due substantially to pay-downs of nonperforming loans. We believe that we are adequately reserved for losses in the portfolio as of March 31, 2008. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$777,195	$765,510
Average total loans outstanding during period(1)	775,838	747,667
Allowance balance at beginning of period	10,374	10,105
Provision for loan losses	360	180
Charge offs:
Real estate	—	—
Commercial	—	(180)
Agriculture	(26)	—
Consumer	(25)	(27)

Total charge offs	(51)	(207)

Recoveries:
Real estate	—	—
Commercial	—	1
Agriculture	—	—
Consumer	7	7

Total recoveries	7	8

Net charge offs	(44)	(199)

Allowance balance at end of period	$10,690	$10,086

Allowance for loan losses to loans	1.38%	1.32%
Ratio of net charge offs during period to average loans outstanding	(0.01)%	(0.03)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses at March 31, 2008 increased by $316,000 to $10.7 million from $10.4 million at December 31, 2007. Based on management’s assessment of loan quality, the Company believes that its allowance for loan losses is at an appropriate level under current economic conditions.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2008, cash and cash equivalents totaled $39.9 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.4 million, or 0.4% of total assets. At March 31, 2008, our banks maintained a credit facility with the FHLB of Seattle for $89.7 million, with $2.0 million in FHLB borrowings as of March 31, 2008.

Capital

Stockholders’ equity at March 31, 2008 was $86.8 million compared with $85.0 million at December 31, 2007. During the three months ended March 31, 2008, we declared dividends of $1.4 million, realized income of $2.7 million, recorded $167,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $400,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 8.5% at March 31, 2008 compared to 8.2% at December 31, 2007. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.6% and 10.9%, respectively, at March 31, 2008 compared with 9.5% and 10.7%, respectively, at December 31, 2007.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2007.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2008.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. During the quarter ended March 31, 2008, the Company did not repurchased additional shares. In total, the Company has repurchased 169,650 shares at an average price of $22.09 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	—	$—	6,017,616	140,100
February 1, 2008 – February 29, 2008	—	$—	6,017,616	140,100
March 1, 2008 – March 31, 2008	—	$—	6,017,616	140,100

Total	—	$—	6,017,616	140,100

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (9)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (7)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (7)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007 (7)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (7)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (8)

14.0	Code of Ethics (5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 5, 2008	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Donald J. Hinson
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)