Form 10-Q
period 2008-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2008-08-06
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 09, 2008 there were 6,690,790 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$13,506	$15,131	$27,674	$29,550
Taxable interest on investment securities	377	411	769	826
Nontaxable interest on investment securities	50	44	95	88
Interest on federal funds sold and interest bearing deposits	32	36	120	80
Dividends on Federal Home Loan Bank stock	11	5	19	8

Total interest income	13,976	15,627	28,677	30,552
INTEREST EXPENSE:
Deposits	4,508	6,013	10,048	11,627
Other borrowings	79	512	176	925

Total interest expense	4,587	6,525	10,224	12,552

Net interest income	9,389	9,102	18,453	18,000
Provision for loan losses	710	180	1,070	360

Net interest income after provision for loan losses	8,679	8,922	17,383	17,640
NON-INTEREST INCOME:
Gains on sales of loans, net	229	11	271	13
Brokered mortgage income	64	221	152	402
Service charges on deposits	1,023	967	2,013	1,821
Rental income	81	81	163	160
Merchant visa income	766	709	1,466	1,364
Other income	111	240	455	502

Total non-interest income	2,274	2,229	4,520	4,262
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,665	3,672	7,386	7,509
Occupancy and equipment	954	1,014	1,942	2,104
Data processing	386	388	770	768
Marketing	195	174	298	263
Office supplies and printing	84	101	179	200
Merchant visa	615	568	1,177	1,094
Professional services	163	210	326	381
State and local taxes	239	244	476	459
Impairment loss on investment securities	1,112	—	1,112	—
Other expense	873	805	1,590	1,584

Total non-interest expense	8,286	7,176	15,256	14,362

Income before federal income taxes	2,667	3,975	6,647	7,540
Federal income taxes	863	1,348	2,183	2,540

Net income	$1,804	$2,627	$4,464	$5,000

Earnings per share:
Basic	$0.27	$0.40	$0.68	$0.76
Diluted	$0.27	$0.39	$0.67	$0.75
Dividends declared per share:	$0.210	$0.210	$0.420	$0.420

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Cash on hand and in banks	$30,337	$28,401
Interest earning deposits	793	6,062
Investment securities available for sale	35,999	35,660
Investment securities held to maturity (market value of $3,274 and $3,929)	3,252	3,890
Loans held for sale	160	447
Loans receivable	797,591	779,319
Less: Allowance for loan losses	(11,244)	(10,374)

Loans receivable, net	786,347	768,945
Other real estate owned	665	169
Premises and equipment, at cost, net	14,753	14,819
Federal Home Loan Bank and Federal Reserve stock, at cost	3,316	3,227
Accrued interest receivable	4,082	4,401
Prepaid expenses and other assets	5,605	4,156
Deferred federal income taxes, net	2,697	2,364
Intangible assets, net	463	502
Goodwill	13,012	13,012

Total assets	$901,481	$886,055

Liabilities and Stockholders’ Equity
Deposits	$800,989	$776,280
Advances from Federal Home Loan Bank	5,605	14,990
Other borrowings	1,322	1,951
Accrued expenses and other liabilities	6,270	7,867

Total liabilities	814,186	801,088
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,690,790 and 6,642,972 shares outstanding at June 30, 2008 and December 31, 2007, respectively	25,526	24,985
Unearned compensation – ESOP	(403)	(447)
Retained earnings	62,433	60,780
Accumulated other comprehensive loss, net	(261)	(351)

Total stockholders’ equity	87,295	84,967

Total liabilities and stockholders’ equity	$901,481	$886,055

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2007	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Stock option compensation expense	—	94	—	—	—	94
Earned ESOP shares	4	42	44	—	—	86
Earned restricted stock shares	—	165	—	—	—	165
Tax liability on vesting of restricted stock shares	—	(2)	—	—	—	(2)
Restricted stock awards granted	24	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	18	—	—	—	18
Exercise of stock options (including tax benefits from nonqualified stock options)	20	224	—	—	—	224
Net income	—	—	—	4,464	—	4,464
Change in fair value of securities available for sale, net of tax	—	—	—	—	90	90
Cash dividends declared	—	—	—	(2,811)	—	(2,811)

Balance at June 30, 2008	6,691	$25,526	$(403)	$62,433	$(261)	$87,295

	Three months ended June 30,		Six months ended June 30,
Comprehensive Income	2008	2007	2008	2007
Net income	$1,804	$2,627	$4,464	$5,000
Change in fair value of securities available for sale, net of tax of $(42), $(74), $48, $(29)	(77)	(138)	90	(54)

Comprehensive income	$1,727	$2,489	$4,554	$4,946

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$4,464	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632	410
Deferred loan fees, net of amortization	(143)	58
Provision for loan losses	1,070	360
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(2,705)	1,659
Recognition of compensation related to ESOP shares and restricted stock awards	251	163
Stock option compensation expense	94	146
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(28)	(163)
Amortization of intangible assets	39	39
Deferred federal income tax	(381)	128
Loss on sale of investment securities	17	—
Impairment loss on investment securities	1,112	—
Origination of loans held for sale	(7,359)	(1,748)
Gain on sale of loans	(271)	(13)
Proceeds from sale of loans	7,917	1,381
Loss on sale of other real estate owned	—	20
Gain on sale of premises and equipment	(1)	(1)

Net cash provided by operating activities	4,708	7,439

Cash flows from investing activities:
Loans originated, net of principal payments	(18,825)	(40,488)
Maturities of investment securities available for sale	9,788	3,912
Maturities of investment securities held to maturity	752	100
Purchase of investment securities available for sale	(11,362)	(719)
Purchase of investment securities held to maturity	(115)	—
Purchase of premises and equipment	(573)	(109)
Purchase of Federal Home Loan Bank stock	(89)	—
Proceeds from sale of other real estate owned	—	285
Proceeds from sale of premises and equipment	3	5
Proceeds from sales of securities available for sale	250	—

Net cash used in investing activities	(20,171)	(37,014)

Cash flows from financing activities:
Net increase in deposits	24,709	44,880
Net increase (decrease) in borrowed funds	(9,385)	4,386
Repayments of long-term debt	(629)	(587)
Cash dividends paid	(2,805)	(2,773)
Proceeds from exercise of stock options	212	1,311
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	28	163
Repurchase of common stock	—	(1,011)

Net cash provided by financing activities	12,130	46,369

Net increase (decrease) in cash and cash equivalents	(3,333)	16,794

Cash and cash equivalents at beginning of period	34,463	26,431

Cash and cash equivalents at end of period	$31,130	$43,225

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$10,651	$12,267
Federal income taxes	3,165	2,018
Supplemental disclosures of cash flow information:
Loans transferred to other real estate owned	496	80

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2008 and 2007

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2007 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2007 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2007 10-K disclosure for the year ended December 31, 2007.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic:
Weighted average shares outstanding	6,688,620	6,622,531	6,675,368	6,595,741
Less: Weighted average unvested restricted stock awards	(89,732)	(45,780)	(82,148)	(54,507)

Basic weighted average shares outstanding	6,598,888	6,576,751	6,593,220	6,541,234

Diluted:
Basic weighted average shares outstanding	6,598,888	6,576,751	6,593,220	6,541,234
Incremental shares from unexercised stock options and unvested restricted stock awards	46,492	104,943	49,042	138,550

Weighted average shares outstanding	6,645,380	6,681,694	6,642,262	6,679,784

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the six months ended June 30, 2008 and 2007, anti-dilutive shares outstanding related to options to acquire common stock totaled 455,857 and 104,122, respectively, as the exercise price was in excess of the market value.

(b.) Cash Dividend Declared

On June 24, 2008, we announced a quarterly cash dividend of 21.0 cents per share payable on July 30, 2008 to stockholders of record on July 15, 2008.

NOTE 3. Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4.

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Compensation expense recognized	$259	$196
Related tax benefit recognized	69	26

As of June 30, 2008, the total unrecognized compensation expense related to non-vested stock awards was $942,000 and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.

The fair value of options granted during the six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2008	2.38%	4.50	21%	4.30%	$2.38
June 30, 2007	5.04%	4.50	21%	3.59%	$4.04

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

The following table summarizes stock option activity for the six months ended June 30, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	518,658	$20.15
Granted	17,550	19.99
Exercised	(19,587)	10.80
Forfeited or expired	(870)	18.57

Outstanding at June 30, 2008	515,751	$20.50	3.2	$243

Exercisable at June 30, 2008	452,195	$20.04	2.8	$243

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, was $162,000 and $1,204,000, respectively. The total fair value of options vested during the six months ended June 30, 2008 and 2007 was $113,000 and $1,126,000, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2008.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	65,945	$22.62
Granted	23,995	19.99
Vested	(1,050)	21.40
Forfeited	(395)	23.40

Outstanding at June 30, 2008	88,495	$21.92

NOTE 5. Fair Value Accounting

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale	$35,999	$—	$35,999	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2008, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2008

	Fair Value at June 30, 2008				Six Months Ended June 30, 2008 (1)
	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Impaired loans	$6,466	$—	$—	$6,466	$1,325
Other real estate owned	$665	$—	$—	$665	$76

Total	$7,131	$—	$—	$7,131	$1,401

(1)	The loss represents charge offs, specific allocations to the allowance for loan losses, or impairments on nonaccrual loans and other real estate owned measured at fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$778,023	$13,506	6.98%	$764,755	$15,131	7.94%
Taxable securities	34,503	377	4.39	35,445	411	4.65
Nontaxable securities	5,653	50	3.55	4,825	44	3.70
Interest earning deposits	5,986	32	2.15	2,692	36	5.38
Federal Home Loan Bank stock	3,233	11	1.41	3,227	5	0.60

Total interest earning assets	$827,398	$13,976	6.79%	$810,944	$15,627	7.73%
Non-interest earning assets	56,664			57,555

Total assets	$884,062			$868,499

Interest Bearing Liabilities:
Certificates of deposit	$345,329	$3,123	3.64%	$350,655	$4,275	4.89%
Savings accounts	90,421	376	1.67	82,313	397	1.94
Interest bearing demand and money market accounts	237,044	1,009	1.71	209,380	1,341	2.57

Total interest bearing deposits	672,794	4,508	2.69	642,348	6,013	3.75
FHLB advances and other borrowings	8,103	79	3.94	36,222	512	5.67

Total interest bearing liabilities	$680,897	$4,587	2.71%	$678,570	$6,525	3.86%
Demand and other non-interest bearing deposits	108,224			100,238
Other non-interest bearing liabilities	6,194			7,141
Stockholders’ equity	88,747			82,550

Total liabilities and stockholders’ equity	$884,062			$868,499

Net interest income		$9,389			$9,102
Net interest spread			4.08%			3.87%
Net interest margin			4.56%			4.50%
Average interest earning assets to average interest bearing liabilities			121.52%			119.51%

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$771,687	$27,674	7.21%	$751,273	$29,550	7.93%
Taxable securities	34,569	769	4.47	35,983	826	4.63
Nontaxable securities	5,285	95	3.61	4,795	88	3.72
Interest earning deposits	9,119	120	2.64	3,015	80	5.33
Federal Home Loan Bank stock	3,230	19	1.21	3,227	8	0.50

Total interest earning assets	$823,890	$28,677	7.00%	$798,293	$30,552	7.72%
Non-interest earning assets	56,837			58,222

Total assets	$880,727			$856,515

Interest Bearing Liabilities:
Certificates of deposit	$352,053	$7,064	4.04%	$344,512	$8,280	4.85%
Savings accounts	86,086	727	1.70	86,037	834	1.96
Interest bearing demand and money market accounts	234,000	2,257	1.94	204,222	2,513	2.48

Total interest bearing deposits	672,139	10,048	3.01	634,771	11,627	3.69
FHLB advances and other borrowings	7,872	176	4.50	32,582	925	5.73

Total interest bearing liabilities	$680,011	$10,224	3.02%	$667,353	$12,552	3.70%
Demand and other non-interest bearing deposits	106,123			100,422
Other non-interest bearing liabilities	6,598			7,106
Stockholders’ equity	87,995			81,634

Total liabilities and stockholders’ equity	$880,727			$856,515

Net interest income		$18,453			$18,000
Net interest spread			3.98%			3.92%
Net interest margin			4.50%			4.55%
Average interest earning assets to average interest bearing liabilities			121.16%			119.62%

Financial Condition Data

Total assets increased $15.4 million (1.7%) to $901.5 million as of June 30, 2008 from the December 31, 2007 balance of $886.1 million. Deposits increased $24.7 million (3.2%) to $801.0 million as of June 30, 2008 from the December 31, 2007 balance of $776.3 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, increased $17.4 million (2.3%) to $786.3 million as of June 30, 2008 from the December 31, 2007 balance of $768.9 million. Commercial loans continue to be the largest segment of loans at 55.9% and 54.0% as a percentage of total loans as of June 30, 2008 and December 31, 2007, respectively.

Earnings Summary

Earnings for the three and six months ended June 30, 2008 were significantly affected by a non-cash, impairment charge of approximately $1.1 million ($723,000 net of tax) as a result of management’s determination that its $9.6 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”) is other-than-temporarily impaired.

Net income was $0.27 per diluted share for the three months ended June 30, 2008 compared to $0.39 per diluted share for the three months ended June 30, 2007, a decrease of 30.8%. Net earnings for the three months ended June 30, 2008 were $1,804,000 compared to $2,627,000 for the same period in 2007, a decrease of 31.3%. Net income for the six months ended June 30, 2008 was $0.67 per diluted share compared to $0.75 per diluted share for the same period last year, a decrease of 10.7%. Net earnings for the six months ended June 30, 2008 were $4,464,000 compared to $5,000,000 for the same period in 2007, a decrease of 10.7%.

Return on average equity for the quarter ended June 30, 2008 was 8.15% compared to 12.76% for the same period last year. Average equity increased by $6.1 million to $88.7 million for the three months ended June 30, 2008 versus $82.6 million for the same period last year. For the six months ended June 30, 2008, the Company’s return on average equity was 10.20% compared to 12.35% for the six months ended June 30, 2007. Average equity for the six months ended June 30, 2008 increased $6.4 million to $88.0 million from $81.6 million for the six months ended June 30, 2007. The Company’s capital position remains strong at 9.68% of total assets as of June 30, 2008, an increase from 9.01% at June 30, 2007.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2008 increased 3.2% to $9,389,000 from $9,102,000 for the same quarter in 2007. Net interest income before provision for loan losses for the six months ended June 30, 2008 increased 2.5% to $18,453,000 from $18,000,000 for the same period in 2007. The net interest margin (net interest income divided by average interest earning assets) increased to 4.56% for the current quarter from 4.50% for the same quarter last year. The net interest margin decreased to 4.50% for the six months ended June 30, 2008 from 4.55% for the same period in 2007.

Interest income decreased $1,651,000 or 10.6%, for the three months ended June 30, 2008 as compared to the second quarter last year and interest expense decreased $1,938,000 or 29.7%, during this same period. Interest income for the six months ended June 30, 2008 decreased $1.9 million, or 6.1%, as compared to the same period last year and interest expense decreased $2.3 million, or 18.6%, during this same period. Net loans averaged $778.0 million with an average yield of 6.98% for the three months ended June 30, 2008 compared to average net loans of $764.8 million with an average yield of 7.94% for the same period in 2007. Net loans averaged $771.7 million with an average yield of 7.21% for the six months ended June 30, 2008 compared to average net loans of $751.3 million with an average yield of 7.93% for the same period in 2007. Certificates of deposit averaged $345.3 million with an average cost of 3.64% for the three months ended June 30, 2008 compared to $350.7 million with an average cost of 4.89% for the same period in 2007. Certificates of deposit averaged $352.1 million with an average cost of 4.04% for the six months ended June 30, 2008 compared to $344.5 million with an average cost of 4.85% for the same period in 2007.

Provision for Loan Losses

The provision for loan losses was $710,000 for the three months ended June 30, 2008, an increase of $530,000 over the provision for loan losses during the second quarter of 2007. The provision for loan losses was $1,070,000 for the six months ended June 30, 2008 up $710,000 from the same period in 2007. The increase in the loss loan reserves was mostly related to management’s assessment of the increased risk in the construction loan portfolio and its current economic environment as well as increases in nonperforming loans.

Non-interest Income

Non-interest income increased 2.0% to $2,274,000 for the three months ended June 30, 2008 compared with $2,229,000 for the same quarter in 2007. Non-interest income increased 6.1% to $4,520,000 for the six months ended June 30, 2008 from $4,262,000 for same period in 2007. The increases for both the three and six month periods are the result of service charges on deposits, merchant visa income and the gain on the sale of loans mostly related to higher volumes of SBA and conventional loan sales.

Non-interest Expense

Non-interest expense increased 15.5% to $8,286,000 during the three months ended June 30, 2008 compared to $7,176,000 for the same period during 2007. Non-interest expense increased 6.2% to $15,256,000 for the six months ended June 30, 2008 from $14,362,000 for the same period last year. The increases for both the three and six month periods are the result of the $1.11 million loss on impairment of investment securities. The efficiency ratio for the quarter ended June 30, 2008 was 71.0% compared to 63.3% for the comparable quarter in 2007. The efficiency ratio for the six months ended June 30, 2008 was 66.4% compared to 64.5% for the same period last year. The increase in non-interest expense and the efficiency ratio is a result of a 1.1 million loss on impairment of investment securities. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $797.8 million at June 30, 2008 from $779.8 million at December 31, 2007.

	At June 30, 2008	% of Total	At December 31, 2007	% of Total
	(Dollars in thousands)
Commercial	$445,570	55.9%	$421,405	54.0%
Real estate mortgages
One-to-four family residential	54,976	6.9	57,579	7.4
Five or more family residential and commercial properties	162,463	20.4	163,715	21.0

Total real estate mortgages	217,439	27.3	221,294	28.4
Real estate construction
One-to-four family residential	71,831	9.0	82,165	10.6
Five or more family residential and commercial properties	46,397	5.8	40,342	5.2

Total real estate construction	118,228	14.8	122,507	15.8
Consumer	18,452	2.2	16,641	2.1

Gross loans	799,689	100.2	781,847	100.3
Less: deferred loan fees	(1,938)	(0.2)	(2,081)	(0.3)

Total loans	$797,751	100.0%	$779,766	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$7,791	$1,021
Other real estate owned	665	169

Total nonperforming assets	$8,456	$1,190

Accruing loans past due 90 days or more	$14	$2,084
Potential problem loans	18,664	22,023
Allowance for loan losses	11,244	10,374
Nonperforming loans to loans	0.98%	0.13%
Allowance for loan losses to loans	1.41%	1.33%
Allowance for loan losses to nonperforming loans	144.31%	1,016.06%
Nonperforming assets to total assets	0.94%	0.13%

Nonperforming assets increased to $8,456,000, or 0.94% of total assets at June 30, 2008 from $1,190,000, or 0.13% of total assets at December 31, 2007 due substantially to increases in nonperforming loans. The increase in nonperforming loans is due primarily to construction loans to two borrowers totaling $6.8 million. Given the increases in nonperforming loans, growth in our overall loan portfolio and current economic conditions we increased our allowance for loan losses to 1.41% at June 30, 2008 from 1.33% at December 31, 2007. We believe that we are adequately reserved for losses in the portfolio as of June 30, 2008. Potential problem loans are those loans that are currently accruing interest, but which are considered possible credit problems because financial information of the borrowers causes us concerns as to their ability to comply with the present repayment program and could result in placing the loan on nonaccrual.

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

We calculate an adequate allowance for the non-classified and classified portion of our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may record specific provisions for each impaired loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance, unforeseen market conditions arise or if we are directed to make adjustments to the allowance for loan losses by our regulators.

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$797,751	$790,193
Average total loans outstanding during period(1)	782,369	761,359
Allowance balance at beginning of period	10,374	10,105
Provision for loan losses	1,070	360
Charge offs:
Real estate	(76)	—
Commercial	(60)	(180)
Agriculture	(30)	(12)
Consumer	(53)	(55)

Total charge offs	(219)	(247)

Recoveries:
Real estate	1	—
Commercial	—	2
Agriculture	—	—
Consumer	18	12

Total recoveries	19	14

Net charge offs	(200)	(233)

Allowance balance at end of period	$11,244	$10,232

Allowance for loan losses to loans	1.41%	1.30%
Ratio of net charge offs during period to average loans outstanding	(0.03)%	(0.03)%

(1)	Includes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses at June 30, 2008 increased by $870,000 to $11.2 million from $10.4 million at December 31, 2007. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses is at an appropriate level at June 30, 2008.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2008, cash and cash equivalents totaled $31.1 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $1.5 million, or 0.2% of total assets. At June 30, 2008, our banks maintained a credit facility with the FHLB of Seattle for $170.9 million, with $5.6 million in FHLB borrowings as of June 30, 2008.

Capital

Stockholders’ equity at June 30, 2008 was $87.3 million compared with $85.0 million at December 31, 2007. During the six months ended June 30, 2008, we declared dividends of $2.8 million, realized income of $4.5 million, recorded $90,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $541,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 8.5% at June 30, 2008 compared to 8.2% at December 31, 2007. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.5% and 10.8%, respectively, at June 30, 2008 compared with 9.5% and 10.7%, respectively, at December 31, 2007.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2008.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of June 30, 2008.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. During the quarter ended June 30, 2008, the Company did not repurchased additional shares. In total, the Company has repurchased 169,650 shares at an average price of $22.09 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	—	$—	6,017,616	140,100
May 1, 2008 – May 31, 2008	—	$—	6,017,616	140,100
June 1, 2008 – June 30, 2008	—	$—	6,017,616	140,100

Total	—	$—	6,017,616	140,100

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (9)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (7)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (7)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007 (7)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (7)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (8)

14.0	Code of Ethics (5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: August 5, 2008	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Donald J. Hinson
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)