Form 10-Q
period 2008-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2008-10-31
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of October 14, 2008 there were 6,695,766 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$13,692	$15,779	$41,366	$45,329
Taxable interest on investment securities	425	415	1,194	1,240
Nontaxable interest on investment securities	51	44	145	133
Interest on federal funds sold and interest bearing deposits	14	25	134	105
Dividends on Federal Home Loan Bank stock	11	5	31	13

Total interest income	14,193	16,268	42,870	46,820
INTEREST EXPENSE:
Deposits	4,252	6,344	14,300	17,970
Other borrowings	85	446	261	1,372

Total interest expense	4,337	6,790	14,561	19,342

Net interest income	9,856	9,478	28,309	27,478
Provision for loan losses	1,760	210	2,830	570

Net interest income after provision for loan losses	8,096	9,268	25,479	26,908
NON-INTEREST INCOME:
Gains on sales of loans, net	112	39	384	52
Brokered mortgage income	41	149	193	551
Service charges on deposits	1,059	977	3,072	2,798
Rental income	77	82	240	242
Merchant visa income	819	759	2,285	2,123
Other income	143	185	597	687

Total non-interest income	2,251	2,191	6,771	6,453
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,658	3,722	11,044	11,231
Occupancy and equipment	954	998	2,896	3,102
Data processing	400	404	1,170	1,172
Marketing	135	133	434	396
Office supplies and printing	101	95	280	295
Merchant visa	669	612	1,845	1,706
Professional services	167	129	493	510
State and local taxes	233	252	710	711
Impairment loss on investment securities	147	—	1,259	—
Other expense	796	683	2,385	2,267

Total non-interest expense	7,260	7,028	22,516	21,390

Income before federal income taxes	3,087	4,431	9,734	11,971
Federal income taxes	1,006	1,498	3,189	4,038

Net income	$2,081	$2,933	$6,545	$7,933

Earnings per share:
Basic	$0.32	$0.45	$0.99	$1.21
Diluted	$0.31	$0.44	$0.99	$1.19
Dividends declared per share:	$0.14	$0.21	$0.56	$0.63

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Cash on hand and in banks	$20,287	$28,401
Interest earning deposits	765	6,062
Investment securities available for sale	25,818	35,660
Investment securities held to maturity (market value of $11,963 and $3,929)	12,983	3,890
Loans held for sale	570	447
Loans receivable	811,964	779,319
Less: Allowance for loan losses	(12,628)	(10,374)

Loans receivable, net	799,336	768,945
Other real estate owned	169	169
Premises and equipment, at cost, net	14,604	14,819
Federal Home Loan Bank and Federal Reserve stock, at cost	3,516	3,227
Accrued interest receivable	4,528	4,401
Prepaid expenses and other assets	6,529	4,156
Deferred federal income taxes, net	2,599	2,364
Intangible assets, net	444	502
Goodwill	13,012	13,012

Total assets	$905,160	$886,055

Liabilities and Stockholders’ Equity
Deposits	$795,065	$776,280
Advances from Federal Home Loan Bank	13,900	14,990
Other borrowings	1,657	1,951
Accrued expenses and other liabilities	5,731	7,867

Total liabilities	816,353	801,088
Stockholders’ equity:
Common stock, no par value per share, 15,000,000 shares authorized; 6,693,903 and 6,642,972 shares outstanding at September 30, 2008 and December 31, 2007, respectively	25,689	24,985
Unearned compensation – ESOP	(380)	(447)
Retained earnings	63,578	60,780
Accumulated other comprehensive loss, net	(80)	(351)

Total stockholders’ equity	88,807	84,967

Total liabilities and stockholders’ equity	$905,160	$886,055

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2007	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Stock option compensation expense	—	136	—	—	—	136
Earned ESOP shares	6	62	67	—	—	129
Earned restricted stock shares	—	252	—	—	—	252
Tax liability on vesting of restricted stock shares	—	(2)	—	—	—	(2)
Restricted stock awards granted	25	—	—	—	—	—
Tax benefit on dividends paid on unallocated ESOP shares and restricted stock shares	—	26	—	—	—	26
Exercise of stock options (including tax benefits from nonqualified stock options)	20	230	—	—	—	230
Net income	—	—	—	6,545	—	6,545
Change in fair value of securities available for sale, net of tax	—	—	—	—	271	271
Cash dividends declared	—	—	—	(3,747)	—	(3,747)

Balance at September 30, 2008	6,694	$25,689	$(380)	$63,578	$(80)	$88,807

	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income	2008	2007	2008	2007
Net income	$2,081	$2,933	$6,545	$7,933
Change in fair value of securities available for sale, net of tax of $98, $67, $146, $39	182	125	271	72

Comprehensive income	$2,263	$3,058	$6,816	$8,005

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Dollars in thousands)

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$6,545	$7,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	1,179
Deferred loan fees, net of amortization	(348)	(118)
Provision for loan losses	2,830	570
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(4,606)	1,114
Recognition of compensation related to ESOP shares and restricted stock awards	381	287
Stock option compensation expense	136	217
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	(36)	(179)
Amortization of intangible assets	58	58
Deferred federal income tax	(381)	128
Impairment loss on investment securities	1,259	—
Origination of loans held for sale	(15,636)	(3,961)
Gain on sale of loans	(384)	(52)
Proceeds from sale of loans	15,897	4,013
Loss on sale of other real estate owned	5	20
(Gain) loss on sale of premises and equipment	(2)	4

Net cash provided by operating activities	6,616	11,213

Cash flows from investing activities:
Loans originated, net of principal payments	(33,369)	(53,002)
Maturities of investment securities available for sale	11,816	4,349
Maturities of investment securities held to maturity	1,141	150
Purchase of investment securities available for sale	(13,367)	(1,260)
Purchase of investment securities held to maturity	(2,335)	—
Purchase of premises and equipment	(734)	(620)
Purchase of Federal Home Loan Bank stock	(289)	—
Proceeds from sale of other real estate owned	491	285
Proceeds from sale of premises and equipment	8	13
Proceeds from sales of securities available for sale	2,698	—

Net cash used in investing activities	(33,940)	(50,085)

Cash flows from financing activities:
Net increase in deposits	18,785	59,746
Net decrease in borrowed funds	(433)	(11,708)
Repayments of long-term debt	(951)	(888)
Cash dividends paid	(3,742)	(4,169)
Proceeds from exercise of stock options	218	1,438
Tax benefit realized from stock options exercised, restricted stock awards vested, and dividends on unallocated ESOP shares and restricted stock awards	36	179
Repurchase of common stock	—	(1,324)

Net cash provided by financing activities	13,913	43,274

Net increase (decrease) in cash and cash equivalents	(13,411)	4,402

Cash and cash equivalents at beginning of period	34,463	26,431

Cash and cash equivalents at end of period	$21,052	$30,833

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$15,187	$19,510
Federal income taxes	3,165	3,427
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	496	80
Securities exchanged in redemption-in-kind transaction	7,857	—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2008 and 2007

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2007 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2007 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2007 10-K disclosure for the year ended December 31, 2007.

NOTE 2. Stockholders’ Equity

(a.) Earnings per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic:
Weighted average shares outstanding	6,691,308	6,641,923	6,680,720	6,610,982
Less: Weighted average unvested restricted stock awards	(89,876)	(65,524)	(84,743)	(58,153)

Basic weighted average shares outstanding	6,601,432	6,576,399	6,595,977	6,552,829

Diluted:
Basic weighted average shares outstanding	6,601,432	6,576,399	6,595,977	6,552,829
Incremental shares from unexercised stock options and unvested restricted stock awards	41,827	98,221	46,611	124,885

Weighted average shares outstanding	6,643,259	6,674,620	6,642,588	6,677,714

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the nine months ended September 30, 2008 and 2007, anti-dilutive shares outstanding related to options to acquire common stock totaled 457,621 and 108,006, respectively, as the exercise price was in excess of the market value.

(b.) Cash Dividend Declared

On September 18, 2008, we announced a quarterly cash dividend of 14.0 cents per share payable on October 31, 2008 to stockholders of record on October 15, 2008.

NOTE 3. Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4.

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Compensation expense recognized	$389	$337
Related tax benefit recognized	104	53

As of September 30, 2008, the total unrecognized compensation expense related to non-vested stock awards was $859,695 and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

The fair value of options granted during the nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2008	2.38%	4.50	21%	4.30%	$2.38
September 30, 2007	5.04%	4.50	21%	3.59%	$4.04

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

The following table summarizes stock option activity for the nine months ended September 30, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	518,658	$20.15
Granted	17,550	19.99
Exercised	(20,126)	10.82
Forfeited or expired	(1,020)	19.65

Outstanding at September 30, 2008	515,062	$20.51	2.9	$58

Exercisable at September 30, 2008	453,461	$20.07	2.5	$58

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, was $164,000 and $1,262,000, respectively. The total fair value of options vested during the nine months ended September 30, 2008 and 2007 was $117,000 and $1,132,000, respectively.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2008.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	65,945	$22.62
Granted	24,495	19.85
Vested	(1,050)	21.40
Forfeited	(635)	22.76

Outstanding at September 30, 2008	88,755	$21.87

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2008.

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale	$25,818	$—	$25,818	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2008, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2008

	Fair Value at September 30, 2008				Nine Months Ended September 30, 2008 (1)
	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Impaired loans	$6,628	$—	$—	$6,628	$1,724
Other real estate owned	$169	$—	$—	$169	$—

Total	$6,797	$—	$—	$6,797	$1,724

(1)	The loss represents specific allocations to the allowance for loan losses or impairments on nonaccrual loans measured at fair value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$795,093	$13,692	6.85%	$789,752	$15,779	7.93%
Taxable securities	31,550	425	5.36	35,153	415	4.68
Nontaxable securities	5,638	50	3.54	4,761	44	3.68
Interest earning deposits	2,944	15	1.98	1,928	25	5.23
Federal Home Loan Bank stock	3,392	11	1.33	3,227	5	0.60

Total interest earning assets	$838,617	$14,193	6.73%	$834,821	$16,268	7.73%
Non-interest earning assets	59,626			58,344

Total assets	$898,243			$893,165

Interest Bearing Liabilities:
Certificates of deposit	$335,209	$2,762	3.28%	$359,543	$4,423	4.88%
Savings accounts	96,363	428	1.77	79,445	382	1.91
Interest bearing demand and money market accounts	250,682	1,062	1.69	226,007	1,539	2.70

Total interest bearing deposits	682,254	4,252	2.48	644,995	6,344	3.78
FHLB advances and other borrowings	10,768	85	3.15	31,135	446	5.69

Total interest bearing liabilities	$693,022	$4,337	2.49%	$696,130	$6,790	3.87%
Demand and other non-interest bearing deposits	105,598			105,884
Other non-interest bearing liabilities	5,382			7,324
Stockholders’ equity	89,241			83,827

Total liabilities and stockholders’ equity	$893,243			$893,165

Net interest income		$9,856			$9,478
Net interest spread			4.24%			3.86%
Net interest margin			4.66%			4.50%
Average interest earning assets to average interest bearing liabilities			121.01%			119.92%

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$779,546	$41,366	7.09%	$764,240	$45,329	7.93%
Taxable securities	33,555	1,194	4.75	35,703	1,240	4.64
Nontaxable securities	5,404	145	3.58	4,784	133	3.71
Interest earning deposits	7,046	134	2.55	2,649	105	5.31
Federal Home Loan Bank stock	3,284	31	1.25	3,227	13	0.53

Total interest earning assets	$828,835	$42,870	6.91%	$810,603	$46,820	7.72%
Non-interest earning assets	57,773			58,263

Total assets	$886,608			$868,866

Interest Bearing Liabilities:
Certificates of deposit	$346,397	$9,827	3.79%	$349,388	$12,702	4.86%
Savings accounts	89,537	1,155	1.72	83,816	1,217	1.94
Interest bearing demand and money market accounts	239,601	3,318	1.85	211,563	4,051	2.56

Total interest bearing deposits	675,535	14,300	2.83	644,767	17,970	3.73
FHLB advances and other borrowings	8,844	261	3.95	32,094	1,372	5.71

Total interest bearing liabilities	$684,379	$14,561	2.84%	$676,861	$19,342	3.82%
Demand and other non-interest bearing deposits	107,290			102,452
Other non-interest bearing liabilities	6,526			7,180
Stockholders’ equity	88,413			82,373

Total liabilities and stockholders’ equity	$886,608			$868,866

Net interest income		$28,309			$27,478
Net interest spread			4.07%			3.90%
Net interest margin			4.56%			4.53%
Average interest earning assets to average interest bearing liabilities			121.11%			119.76%

Financial Condition Data

Total assets increased $19.1 million (2.2%) to $905.2 million as of September 30, 2008 from the December 31, 2007 balance of $886.1 million. Deposits increased $18.8 million (2.4%) to $795.1 million as of September 30, 2008 from the December 31, 2007 balance of $776.3 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, increased $30.4 million (4.0%) to $799.3 million as of September 30, 2008 from the December 31, 2007 balance of $768.9 million. Commercial loans continue to be the largest segment of loans at 54.9% and 54.0% as a percentage of total loans as of September 30, 2008 and December 31, 2007, respectively.

Earnings Summary

Earnings for the nine months ended September 30, 2008 were significantly affected by losses totaling $1,259,000 ($818,000 net of tax) relating to the Company’s investments in the AMF Ultra Short Mortgage Fund. These losses resulted from an other-than-temporary impairment charge in the second quarter of 2008 totaling $1,112,000 ($723,000 net of tax) and a subsequent third quarter redemption-in-kind totaling $147,000 ($95,000 net of tax) in which fund shares were exchanged for a pro-rata share of cash and underlying securities in the fund.

Net income was $0.31 per diluted share for the three months ended September 30, 2008 compared to $0.44 per diluted share for the three months ended September 30, 2007, a decrease of 29.5%. Net earnings for the three months ended September 30, 2008 were $2,081,000 compared to $2,933,000 for the same period in 2007, a decrease of 29.0%. Net income for the nine months ended September 30, 2008 was $0.99 per diluted share compared to $1.19 per diluted share for the same period last year, a decrease of 16.8%. Net earnings for the nine months ended September 30, 2008 were $6,545,000 compared to $7,933,000 for the same period in 2007, a decrease of 17.5%.

Return on average equity for the quarter ended September 30, 2008 was 9.3% compared to 13.9% for the same period last year. Average equity increased by $5.4 million to $89.2 million for the three months ended September 30, 2008 versus $83.8 million for the same period last year. For the nine months ended September 30, 2008, the Company’s return on average equity was 9.9% compared to 12.9% for the nine months ended September 30, 2007. Average equity for the nine months ended September 30, 2008 increased $6.0 million to $88.4 million from $82.4 million for the nine months ended September 30, 2007. The Company’s capital position remains strong at 9.81% of total assets as of September 30, 2008, an increase from 9.19% at September 30, 2007.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2008 increased 4.0% to $9,856,000 from $9,478,000 for the same quarter in 2007. Net interest income before provision for loan losses for the nine months ended September 30, 2008 increased 3.0% to $28,309,000 from $27,478,000 for the same period in 2007. The net interest margin (net interest income divided by average interest earning assets) increased to 4.66% for the current quarter from 4.50% for the same quarter last year. The net interest margin increased to 4.56% for the nine months ended September 30, 2008 from 4.53% for the same period in 2007.

Interest income decreased $2.1 million or 12.8%, for the three months ended September 30, 2008 as compared to the third quarter last year and interest expense decreased $2.5 million or 36.1%, during this same period. Interest income for the nine months ended September 30, 2008 decreased $4.0 million, or 8.4%, as compared to the same period last year and interest expense decreased $4.8 million, or 24.7%, during this same period. Net loans averaged $795.1 million with an average yield of 6.85% for the three months ended September 30, 2008 compared to average net loans of $789.8 million with an average yield of 7.93% for the same period in 2007. Net loans averaged $779.5 million with an average yield of 7.09% for the nine months ended September 30, 2008 compared to average net loans of $764.2 million with an average yield of 7.93% for the same period in 2007. Certificates of deposit averaged $335.2 million with an average cost of 3.28% for the three months ended September 30, 2008 compared to $359.5 million with an average cost of 4.88% for the same period in 2007. Certificates of deposit averaged $346.4 million with an average cost of 3.79% for the nine months ended September 30, 2008 compared to $349.4 million with an average cost of 4.86% for the same period in 2007.

Provision for Loan Losses

The provision for loan losses was $1,760,000 for the three months ended September 30, 2008, an increase of $1,550,000 over the provision for loan losses during the third quarter of 2007 of $210,000. The provision for loan losses was $2,830,000 for the nine months ended September 30, 2008 an increase of $2,260,000 over the provision for loan losses during the same period of 2007 of $570,000. The increase in the loss loan reserves was mostly related to management’s assessment of the increased risk in the construction loan portfolio and its current economic environment as well as increases in nonperforming loans.

Non-interest Income

Non-interest income increased 2.7% to $2,251,000 for the three months ended September 30, 2008 compared with $2,191,000 for the same quarter in 2007. Non-interest income increased 4.9% to $6,771,000 for the nine months ended September 30, 2008 from $6,453,000 for same period in 2007. The increases for both the three and nine month periods are the result of service charges on deposits mostly related to the increase in deposit volumes, merchant visa income and the gain on the sale of loans mostly related to higher volumes of SBA and conventional loan sales.

Non-interest Expense

Non-interest expense increased 3.3% to $7,260,000 during the three months ended September 30, 2008 compared to $7,028,000 for the same period during 2007. Non-interest expense increased 5.3% to $22,516,000 for the nine months ended September 30, 2008 from $21,390,000 for the same period last year. The increases for both the three and nine month periods are mostly related to the result of the loss on impairment of the Fund. The efficiency ratio for the quarter ended September 30, 2008 was 60.0% compared to 60.2% for the comparable quarter in 2007. The efficiency ratio for the nine months ended September 30, 2008 was 64.2% compared to 63.0% for the same period last year. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased to $812.5 million at September 30, 2008 from $779.8 million at December 31, 2007.

	At September 30, 2008	% of Total	At December 31, 2007	% of Total
	(Dollars in thousands)
Commercial	$445,948	54.9%	$421,405	54.0%
Real estate mortgages
One-to-four family residential	57,727	7.1	57,579	7.4
Five or more family residential and commercial properties	160,879	19.8	163,715	21.0

Total real estate mortgages	218,606	26.9	221,294	28.4
Real estate construction
One-to-four family residential	77,790	9.6	82,165	10.6
Five or more family residential and commercial properties	52,009	6.4	40,342	5.2

Total real estate construction	129,799	16.0	122,507	15.8
Consumer	20,106	2.4	16,641	2.1

Gross loans	814,459	100.2	781,847	100.3
Less: deferred loan fees	(1,926)	(0.2)	(2,081)	(0.3)

Total loans	$812,533	100.0%	$779,766	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2008	At December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$8,283	$1,021
Other real estate owned	169	169

Total nonperforming assets	$8,452	$1,190

Accruing loans past due 90 days or more	$2,834	$2,084
Potential problem loans	25,260	22,023
Allowance for loan losses	12,628	10,374
Nonperforming loans to loans	1.02%	0.13%
Allowance for loan losses to loans	1.56%	1.33%
Allowance for loan losses to nonperforming loans	152.46%	1,016.06%
Nonperforming assets to total assets	0.93%	0.13%

Nonperforming assets increased to $8,452,000, or 0.93% of total assets at September 30, 2008 from $1,190,000, or 0.13% of total assets at December 31, 2007 due substantially to increases in nonperforming loans. The increase in nonperforming loans is due primarily to construction loans to two borrowers totaling $6.3 million. Given the increases in nonperforming loans, growth in our overall loan portfolio and current economic conditions we increased our allowance for loan losses to 1.56% at September 30, 2008 from 1.33% at December 31, 2007. We believe that we are adequately reserved for losses in the portfolio as of September 30, 2008. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with the present repayment program.

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

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$811,964	$802,285
Average total loans outstanding during period(1)	790,035	774,222
Allowance balance at beginning of period	10,374	10,105
Provision for loan losses	2,830	570
Charge offs:
Real estate	(356)	—
Commercial	(103)	(380)
Agriculture	(30)	(20)
Consumer	(112)	(75)

Total charge offs	(601)	(475)

Recoveries:
Real estate	1	1
Commercial	1	2
Agriculture	—	—
Consumer	23	21

Total recoveries	25	24

Net charge offs	(576)	(451)

Allowance balance at end of period	$12,628	$10,224

Allowance for loan losses to loans	1.56%	1.27%
Ratio of net charge offs during period to average loans outstanding	(0.07)%	(0.06)%

(1)	Excludes loans held for sale

While pursuing our growth strategy, we continue to employ prudent underwriting and sound monitoring procedures to maintain asset quality. The allowance for loan losses at September 30, 2008 increased by $2,254,000 to $12.6 million from $10.4 million at December 31, 2007. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses is at an appropriate level at September 30, 2008.

Liquidity and Sources of Funds

Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from investment securities, and advances from the Federal Home Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2008, cash and cash equivalents totaled $21.1 million, and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $1.0 million, or 0.1% of total assets. At September 30, 2008, our banks maintained a credit facility with the FHLB of Seattle for $171.1 million, with $13.9 million in FHLB borrowings as of September 30, 2008.

Capital

Stockholders’ equity at September 30, 2008 was $88.8 million compared with $85.0 million at December 31, 2007. During the nine months ended September 30, 2008, we declared dividends of $3.7 million, realized income of $6.5 million, recorded $271,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $771,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 8.5% at September 30, 2008 compared to 8.2% at December 31, 2007. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 9.3% and 10.6%, respectively, at September 30, 2008 compared with 9.5% and 10.7%, respectively, at December 31, 2007.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2008.

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

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of September 30, 2008.

(b) Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting that occurred during the Company’s quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2005, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 295,000 shares over a period of eighteen months. This marked the Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. During the quarter ended September 30, 2008, the Company did not repurchased additional shares. In total, the Company has repurchased 169,650 shares at an average price of $22.09 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	—	$—	6,017,616	140,100
August 1, 2008 – August 31, 2008	—	$—	6,017,616	140,100
September 1, 2008 – September 30, 2008	—	$—	6,017,616	140,100

Total	—	$—	6,017,616	140,100

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (9)

10.1	1998 Stock Option and Restricted Stock Award Plan (2)

10.6	1997 Stock Option and Restricted Stock Award Plan (3)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (4)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (7)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (7)

10.15	Severance Agreement between Heritage Bank and Edward Cameron, effective April 1, 2007 (7)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (7)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (8)

14.0	Code of Ethics (5)

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997.

(2)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(4)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(5)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: October 31, 2008	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Donald J. Hinson
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)