Form 10-K
period 2008-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2009-02-27
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $88,283,818 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2008.

The Registrant had 6,699,650 shares of common stock outstanding as of February 6, 2009.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement expected to be dated February 27, 2009 for the 2009 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2008

PART I

ITEM 1.	BUSINESS

General

Heritage Financial Corporation (“Company”) is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington state-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). During 2004, Heritage Bank changed its charter from a savings bank to a commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties. Central Valley Bank is a Washington state-chartered commercial bank whose deposits are insured by the FDIC under the DIF. During 2005, Central Valley Bank changed its charter from a nationally-chartered commercial bank to a state-chartered commercial bank. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its four branch offices located in Yakima and Kittitas Counties. In June 2006, the Company completed the acquisition of Western Washington Bancorp (“WWB”) and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank on the date of acquisition.

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

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer commercial, real estate, income property, agricultural, and consumer loans. Our focus is on commercial lending with commercial loans increasing in the recent year to $443.8 million, or 54.9% of total loans, as of December 31, 2008 from $421.4 million, or 54.0% of total loans, as of December 31, 2007. We continue to provide real estate mortgages and real estate construction loans, both single and multifamily residential and commercial. Real estate mortgages decreased to $215.1 million, or 26.6% of total loans, at December 31, 2008, from $221.3 million, or 28.4% of total loans, at December 31, 2007. Real estate construction loans increased to $130.7 million, or 16.1% of total loans, at December 31, 2008, from $122.5 million, or 15.8% of total loans, at December 31, 2007.

Our overall lending operations are guided by loan policies and guidelines, reviewed and approved annually by our board of directors, that address the types of loans, underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and periodically engage external loan specialists to perform audits of our loan portfolio to check for credit quality, proper documentation and compliance with laws and regulations.

The following table provides information about our loan portfolio by type of loan for the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	At December 31,
	2008		2007		2006		2005		2004
	Balance	% of Total	Balance	% of Total	Balance(3)	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$443,821	54.9%	$421,405	54.0%	$398,178	53.1%	$359,808	55.1%	$336,227	56.0%
Real Estate Mortgages
One-four family residential(1)	57,535	7.1	57,579	7.4	54,644	7.3	53,098	8.1	58,903	9.8
Five or more family residential and commercial properties	157,542	19.5	163,715	21.0	168,634	22.5	164,788	25.3	152,958	25.5

Total real estate mortgages	215,077	26.6	221,294	28.4	223,278	29.8	217,886	33.4	211,861	35.3
Real estate construction
One-four family residential	71,159	8.8	82,165	10.6	85,635	11.4	42,245	6.5	23,266	3.9
Five or more family residential and commercial properties	59,572	7.3	40,342	5.2	32,037	4.3	21,355	3.3	17,121	2.9

Total real estate construction(2)	130,731	16.1	122,507	15.8	117,672	15.7	63,600	9.8	40,387	6.8
Consumer	21,255	2.6	16,641	2.1	12,976	1.7	12,855	2.0	13,045	2.2

Gross loans	810,884	100.2%	781,847	100.3%	752,104	100.3%	654,149	100.3%	601,520	100.3%
Less deferred loan fees and other	(1,854)	(0.2)	(2,081)	(0.3)	(2,403)	(0.3)	(1,852)	(0.3)	(1,759)	(0.3)

Total loans receivable and loans held for sale	$809,030	100.0%	$779,766	100.0%	$749,701	100.0%	$652,297	100.0%	$599,761	100.0%

(1)	Includes loans held for sale of $304, $447, $0, $263, and $381 as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.
(2)	Balances are net of undisbursed loan proceeds.
(3)	The June 2006 acquisition of WWB included $41.5 million in total loans.

The following table presents at December 31, 2008 (i) the aggregate maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(Dollars in thousands)
Commercial	$126,039	$102,601	$215,181	$443,821
Real estate construction	113,562	13,653	3,516	130,731

Total	$239,601	$116,254	$218,697	$574,552

Fixed rate loans		$93,691	$202,817	$296,508
Variable or adjustable rate loans		22,563	15,880	38,443

Total		$116,254	$218,697	$334,951

Real Estate Lending

Single-Family Residential Real Estate Lending.    The majority of our one to four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost, of the underlying collateral. Terms typically range from 15 to 30 years. We generally sell most single-family loans in the secondary market. Management determines to what extent we will retain or sell these loans and other fixed rate mortgages in their strategy to control our interest rate sensitivity position, growth strategy and liquidity position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

Multifamily and Commercial Real Estate Lending.    We originate multifamily and commercial real estate loans within our primary market areas. Commercial real estate loans are generally made for small shopping centers, warehouses and professional offices. Our underwriting standards require that commercial and multifamily real estate loans not exceed 70% of the lower of appraised value at origination or cost, of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.10 times for multifamily loans and 1.15 times for commercial real estate loans.

Multifamily and commercial real estate mortgage lending provides an opportunity to receive interest at higher rates than those generally available from single-family residential lending. However, these loans are typically greater in amount, more difficult to evaluate and monitor, and therefore involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multifamily and commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements.

Construction Loans.    We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and priced with a variable rate of interest. We require builders to have tangible equity in each construction project, have prompt and thorough documentation of all draw requests and inspect the project prior to paying any draw requests.

Construction lending is considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated costs of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted with a project whose value is insufficient to ensure full repayment. Loans to builders to construct homes for which no purchaser has been identified carry more risk because the repayment of the loan depends on the builder’s ability to sell the property.

Commercial Business Lending

We offer different types of commercial loans to a variety of businesses with an emphasis on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration (SBA) and are a “preferred lender” of the SBA. Commercial lending typically carries more risk than residential mortgage lending. Before extending credit to a business we look closely at the borrower’s management ability, cash flow of the borrower (and any guarantors) and the liquidation value of the collateral. Commercial real estate lending is considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, where liquidation of the underlying real estate collateral is viewed as the primary source of repayment if the borrower defaults.

As of December 31, 2008, we had $443.8 million, or 54.9% of our total loans receivable, in commercial loans. The average loan size is approximately $390,000 with loans generally in amounts of $1,000,000 or less.

Origination and Sales of Loans

We originate real estate and other loans with the majority of the residential mortgage volumes generated from our mortgage loan officers. Walk-in customers and referrals from real estate brokers are important sources of loan originations.

Consistent with our asset/liability management strategy, we sell a significant portion of our residential mortgage loans to the secondary market. Commitments to sell mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, some of our mortgage loan production is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $0.2 million, $0.3 million, and $0.5 million in mortgage loans for others as of December 31, 2008, 2007, and 2006, respectively. We received fee income for servicing activities on mortgage loans of $7,000, $2,000, and $2,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Residential mortgage loans:
Originated	$24,116	$4,963	$19,600	$25,097	$52,188
Sold	16,321	4,516	8,856	13,632	35,822
Gains on sales of loans, net	$265	$64	$133	$277	$640

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2008, we had outstanding commitments to extend credit, including letters of credit, in the amount of $185.3 million.

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

Real estate acquired by us is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

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

Classification of Assets.    Federal regulations require that our banks periodically evaluate the risk inherent in their loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have authority to identify problem assets and, if appropriate, require them to be classified by risk. There are three classifications for problem assets: Substandard, Doubtful, and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in assets classified as Doubtful. An asset classified as Loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or a portion of the asset is classified as Loss, the institution must charge off this amount. We also have assets we classify as Watch and Other Assets Especially Mentioned (“OAEM”). Assets classified as Watch are performing assets but have elements of risk that require more monitoring than other performing assets. Assets classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and other real estate owned for the indicated dates.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$3,397	$1,021	$2,807	$836	$319
Other real estate owned	2,031	169	225	371	—

Total nonperforming assets	$5,428	$1,190	$3,032	$1,207	$319

Accruing loans past due 90 days or more	$664	$2,084	$—	$—	$—
Potential problem loans	$43,061	$22,023	$5,509	$9,882	$12,184
Allowance for loan losses	$15,423	$10,374	$10,105	$8,496	$8,295
Nonaccrual loans to loans	0.42%	0.13%	0.37%	0.13%	0.05%
Allowance for loan losses to loans	1.91%	1.33%	1.35%	1.30%	1.38%
Allowance for loan losses to nonaccrual loans	454.02%	1,016.06%	360.05%	1,016.27%	2,603.60%
Nonperforming assets to total assets	0.57%	0.13%	0.36%	0.16%	0.05%

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

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$808,726	$779,319	$749,701	$652,297	$599,761

Average loans outstanding during period(1)	$795,752	$778,058	$690,287	$613,655	$549,445

Allowance balance at beginning of period	$10,374	$10,105	$8,496	$8,295	$7,748
Provision for loan losses	7,420	810	720	810	645
Allowance acquired through acquisition	—	—	749	—	—
Charge-offs:
Real estate	(2,099)	(67)	(3)	—	(41)
Commercial	(113)	(392)	(78)	(630)	(55)
Agriculture	(30)	(20)	—	—	(10)
Consumer	(165)	(94)	(83)	(61)	(3)

Total charge-offs	(2,407)	(573)	(164)	(691)	(109)

Recoveries:
Real estate	—	5	24	7	8
Commercial	1	2	255	55	—
Agriculture	—	—	—	10	3
Consumer	35	25	25	10	—

Total recoveries	36	32	304	82	11

Net (charge-offs) recoveries	(2,371)	(541)	140	(609)	(98)

Allowance balance at end of period	$15,423	$10,374	$10,105	$8,496	$8,295

Ratio of net (charge-offs) recoveries during period to average loans outstanding	(0.30)%	(0.06)%	0.02%	(0.10)%	(0.02)%

(1)	Excludes loans held for sale

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total Loans(1)	Amount(2)	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
	(Dollars in thousands)
Commercial	$2,785	54.7%	$1,999	53.9%	$7,276	52.9%	$6,117	55.0%	$5,971	55.9%
Real Estate Construction	6,587	16.1%	3,839	15.7%	585	15.7%	494	9.7%	483	6.7%
Real Estate Other	5,797	26.6%	4,231	28.3%	2,106	29.7%	1,770	33.3%	1,729	35.2%
Consumer	254	2.6%	305	2.1%	138	1.7%	115	2.0%	112	2.2%

Total loans	$15,423	100.0%	$10,374	100.0%	$10,105	100.0%	$8,496	100.0%	$8,295	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)

The Company historically allocated its allowance for loan losses based on the percentages noted in (1) above, however, in the current year, management reclassified 2007 amounts to be consistent with the 2008 allowance for loan losses allocation method which, is based on qualitative and quantitative factors determined for each loan category.

Investment Activities

At December 31, 2008, our investment securities portfolio totaled $44.0 million, which consisted of $31.9 million of securities available for sale and $12.1 million of securities held to maturity. This compares with a total portfolio of $39.6 million at December 31, 2007, which was comprised of $35.7 million of securities available for sale and $3.9 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 4 to the consolidated financial statements.

In June 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million relating to its $9.6 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. Subsequently in July 2008, the Company redeemed its shares in the Fund for cash and securities. This redemption resulted in a recorded loss of $96,000. In December 2008, due to continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of $668,000. In total during 2008, the Company recorded non-cash losses of $1.9 million relating to the Fund and the securities received in the redemption of the shares in the Fund.

Our investment policy is established by the board of directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements our bank’s lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2008.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
US Treasury and US Government agencies
Due within one year	$2,483	$2,502	1.85%
Due after 1 year but within 5 years	2,747	2,837	4.17

	5,230	5,339

Municipal securities
Due within one year	946	953	3.78
Due after 1 year but within 5 years	2,327	2,384	3.81
Due after 5 years but within 10 years	865	869	4.25

	4,138	4,206

Corporate securities
Due after 1 year but within 5 years	4,007	4,113	3.05

Mortgage backed securities
Due after 1 year but within 5 years	45	6	5.51
Due after 5 years but within 10 years	67	69	5.51
Due after 10 years	13,713	14,046	5.67

	13,825	14,121

Collateralized mortgage obligations
Due after 1 year but within 5 years	27	27	5.50
Due after 5 years but within 10 years	587	578	3.51
Due after 10 years	3,567	3,538	3.93

	4,181	4,143

Total investments available for sale	$31,381	$31,922

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2008.

	Book Value	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
US Treasury and US Government agencies
Due after 5 years but within 10 years	$316	$321	4.81%

Municipal securities
Due within one year	70	71	4.36
Due after 1 year but within 5 years	729	754	4.95
Due after 5 years but within 10 years	896	926	4.22

	1,695	1,751

Mortgage backed securities
Due after 5 years but within 10 years	150	157	7.61
Due after 10 years	3,873	3,704	5.09

	4,023	3,861

Collateralized mortgage obligations
Due after 10 years	6,047	5,146	4.42

Total investments held to maturity	$12,081	$11,079

(1)	Taxable equivalent weighted average yield.

We held $3.6 million of FHLB stock at December 31, 2008. At December 31, 2008, we were required to maintain an investment in the stock of the FHLB of Seattle of at least $0.8 million. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions. As of December 31, 2008, the Seattle FHLB was determined to be undercapitalized. Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the Seattle FHLB will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits. This is not expected to have a material effect on the Company’s financial position, liquidity or results of operations.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Our deposit balances increased by $48.2 million in 2008 over the prior year, with certificates of deposit accounts decreasing slightly as a percentage of total deposits. The June 2006 acquisition of WWB included $44.3 million in deposit balances. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.

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

Certificates of Deposit.    We offer several types of CDs with maturities ranging from three months to five years, which require a minimum deposit of $2,500. At Heritage Bank, interest is compounded daily and credited quarterly or at maturity. At Central Valley Bank, interest is accrued daily and compounded quarterly or at maturity. Finally, negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months. The negotiable CDs pay simple interest credited at maturity.

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

Individual Retirement Accounts.    Individual Retirement Accounts permit annual contributions regulated by law and pay interest at fixed rates. Maturities are available from one to five years. At Heritage Bank, interest is compounded daily and credited quarterly. At Central Valley Bank, interest is accrued daily and compounded quarterly.

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$243,082	1.78%	$216,641	2.56%	$189,458	1.93%
Savings	92,648	1.70	82,526	1.93	95,075	1.76
Certificates of deposit	343,642	3.62	352,295	4.85	307,902	4.19

Total interest bearing deposits	679,372	2.70	651,462	3.72	592,435	3.08
Demand and other noninterest bearing deposits	108,386	—	103,790	—	98,567	—

Total deposits	$787,758	2.32%	$755,252	3.21%	$691,002	2.64%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more as of December 31, 2008 (dollars in thousands):

Remaining maturity:
Three months or less	$125,096
Over three months through six months	38,041
Over six months through twelve months	26,973
Over twelve months	21,472

Total	$211,582

Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the Federal Home Loan Bank of Seattle (“FHLB”) to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, multifamily mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. Our subsidiary banks also have lines to purchase federal funds up to $44.8 million. At December 31, 2008, our banks maintained uncommitted credit facilities with the FHLB of Seattle for $162.5 million. There were no FHLB borrowings outstanding as of December 31, 2008.

The FHLB functions as a bank association providing credit for member financial institutions. As members, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and Central Valley Bank.

The following table is a summary of FHLB advances for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Balance at period end	$—	$14,990	$37,167
Average balance during the period	6,223	24,296	20,682
Maximum amount outstanding at any month end	17,100	47,751	47,145
Average interest rate:
During the period	2.91%	5.55%	5.19%
At period end	—	4.35%	5.63%

We maintained a line of credit with Key Bank for short-term corporate funding needs. The line was not renewed in 2008. The following table is a summary of usage on the Key Bank line of credit for the years ended December 31:

	2008	2007	2006
	(Dollars in thousands)
Balance at period end	$—	$—	$225
Average balance during the period	—	45	5
Maximum amount outstanding at any month end	—	225	225
Average interest rate:
During the period	—	7.75%	7.75%
At period end	—	7.75%	7.75%

There were no fed funds purchased for the years ended December 31, 2008, 2007 and 2006.

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3,700,000. The terms of the loan include quarterly payments of $345,000, interest at 6.8% and maturing July 2009. The loan was paid off during the year ending December 31, 2008.

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

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. The FDIC has established the qualifications necessary for a “well-capitalized” bank, which affects FDIC risk-based insurance premium rates. To qualify as “well-capitalized”, banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Both Heritage Bank and Central Valley Bank were “well-capitalized” at December 31, 2008.

Federal laws generally bar institutions, which are not well capitalized, from accepting brokered deposits. The FDIC has issued rules, which prohibit under-capitalized institutions from soliciting or accepting brokered deposits. Adequately capitalized institutions are allowed to solicit brokered deposits, but only to accept them if a waiver is obtained from the FDIC.

Deposit Insurance.    Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit outstanding to the credit of the bank. Institutions will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of 75 basis points of the amount of debt issued. The Company chose not to opt out of the Temporary Liquidity Guarantee Program.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.50% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.50%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions. The Company was able to partially offset its deposit insurance premium for 2008 with its assessment credit.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has proposed to raise the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has proposed to set the base annual assessment rate for institutions in Risk Category I to between 10 and 14 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 20, 30 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions by the ratio of its Tier 1 capital in excess of 15% to deposits. The assessment rate would be adjusted towards the maximum rate for Risk Category I institutions that have a high level of brokered deposits or have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities

(including FHLB advances) to deposits exceeds 15%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively. The Company anticipates a significant increase in the cost of Federal deposit insurance due to the increased assessments.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2008 is approximately 0.011% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Other Regulatory Developments.    Significant federal banking legislation has been enacted in recent years. The following summarizes some of the recent significant federal banking legislation.

Emergency Economic Stabilization Act.    On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted in response to recent unprecedented market turmoil. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of the Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue a warrant for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or of any its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan (“TARP –CCP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Treasury Department.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

On November 21, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP-CPP, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock for an aggregate purchase price of $24.0 million in cash.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”).

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing regular quarterly cash dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to December 12, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties. The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).

The foregoing description of the TARP, the CPP and securities covered thereby is qualified in its entirety by reference to the Summary of Senior Preferred Terms and other information regarding the TARP and CPP published on the Department’s website at www.treasury.gov and incorporated herein by reference.

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

Audit Committee of the Board of Directors

The audit committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian Charneski, John Clees and Gary Christensen, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

Employees

We have 217 full-time equivalent employees. We experienced a decrease of 7 full-time equivalents during 2008. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Further economic downturns in the market areas we serve could increase the credit risk within the loan portfolio

Lending activities are our largest source of credit risk, which is the risk that a borrower will fail to meet their obligations in accordance with agreed upon terms. We manage the credit risk inherent in our loan portfolio through the establishment of sound underwriting policies and procedures. In light of current economic conditions management has increased oversight and risk management of the loan portfolio by implementing additional stress testing procedures, liquidity analysis and management reporting. We maintain an allowance for loan and lease losses to absorb anticipated future losses. Although we consider our allowance for loan and lease losses to be adequate at December 31, 2008, a further downturn in the economy could result in higher delinquencies and defaults which would negatively impact our financial position. This could result in decreased net income from increased provisions to the allowance for loan and lease losses as well as decreased interest income resulting from an increase in nonaccrual loans.

Further economic downturns may have an impact on our investment portfolios

The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products. We continue to monitor the investment portfolio for deteriorating collateral values and other-than-temporary impairments in our investment portfolio.

Future loan losses may exceed our allowance for loan losses

We maintain an allowance for loan and lease losses (ALLL) in an amount that is believed adequate to provide for losses inherent in the portfolio as of the statement of financial condition date. The size of the ALLL is determined through quarterly assessments of the probable estimated losses in the loan portfolio. The ALLL is increased by provisions for loans losses charged to expense, and is reduced by loans charged off, net of recoveries. We believe the best information available is used to determine the ALLL. However, unforeseen market conditions could result in adjustments to the ALLL, affecting net income and capital, if circumstances differ from the assumptions used in determining the ALLL. For additional discussion see “Allowance for Loan and Lease Losses” see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

The tightening of available liquidity could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels

A tightening of the credit market and the inability to obtain adequate money to replace deposits and fund continued loan growth may negatively affect asset growth and, therefore earnings capability, and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely on certain wholesale funding sources and uncommitted FHLB advances to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to us. Our liquidity position would be significantly constrained if we were unable to access funds from the FHLB or other funding sources.

Further declines in the Company’s market value could result in an impairment of goodwill.

Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. Further declines in the Company’s common stock could result in an impairment of goodwill. If an impairment was deemed to exist, we would be required to write down our assets resulting in a charge to earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2008, Heritage Bank had seven offices located in Tacoma and surrounding areas of Pierce County (all but two of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), one office in South King County (which is leased) and one office in Shelton, Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with one on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market System® under the symbol HFWA. At December 31, 2008, we had approximately 1,226 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 6,699,550 outstanding shares of common stock. The last reported sales price on February 6, 2009 was $11.90 per share. The following table provides bid information per share of our common stock as reported on the NASDAQ National Market System® for the indicated quarters.

	2008 Quarter ended:
	March 31	June 30	September 30	December 31
High	$20.39	$19.00	$15.56	$15.00
Low	$16.75	$15.53	$9.01	$10.00

	2007 Quarter ended:
	March 31	June 30	September 30	December 31
High	$25.28	$25.00	$24.14	$22.67
Low	$24.06	$22.25	$21.20	$19.30

Since our stock offering in January 1998, we have declared quarterly cash dividends. The Company has routinely declared cash dividends in the third month of every quarter and paid out the dividend in the first month of the following quarter. In order to align the cash dividend with the Company’s quarterly earnings release, future dividends will be declared in the month following quarter end. As a result of this change, the company declared the next cash dividend on January 27, 2009 rather than December 2008.

The two most recent fiscal years quarterly cash dividends per common share are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
March 20, 2007	$0.210	April 16, 2007	April 30, 2007
June 20, 2007	$0.210	July 16, 2007	July 30, 2007
September 25, 2007	$0.210	October 15, 2007	October 30, 2007
December 18, 2007	$0.210	January 15, 2008	January 30, 2008
March 25, 2008	$0.210	April 15, 2008	April 30, 2008
June 24, 2008	$0.210	July 15, 2008	July 30, 2008
September 18, 2008	$0.140	October 15, 2008	October 31, 2008

Dividends to shareholders depend primarily upon the receipt of dividends from our subsidiary banks. The FDIC and the Division have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to us. For a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between Heritage Financial Corporation (“Company”) and the United States Department of the Treasury (“Treasury”) the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow us, and our subsidiary banks to pay dividends on our common stock if our or our banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

The Company has had various stock repurchase programs since March 1999. In August 2004, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 309,750 shares over a period of eighteen months. This marked the

Company’s eighth stock repurchase plan. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. Subsequent to the year ending December 31, 2008, the extension to the eighth repurchase program expired and was not renewed by the board of directors of the Company. During the quarter ended December 31, 2008, the Company did not repurchase shares. In total, the Company has repurchased 169,650 shares at an average price of $22.09 under the eighth stock repurchase plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	—	—	6,017,616	140,100
November 1, 2008 – November 30, 2008	—	—	6,017,616	140,100
December 1, 2008 – December 31, 2008	—	—	6,017,616	140,100

Total	—	$—	6,017,616	140,100

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2003 and ending December 31, 2008. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2003, and that all dividends were reinvested in Heritage common stock.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Heritage Financial Corporation	100.00	105.80	126.17	132.28	109.44	68.61
NASDAQ Composite	100.00	108.81	111.29	122.75	135.83	65.13
NASDAQ Bank	100.00	114.44	111.80	125.47	99.45	72.51

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Operations Data:
Net interest income	$38,342	$36,621	$35,772	$33,881	$31,727
Provision for loan losses	7,420	810	720	810	645
Noninterest income	8,824	8,572	7,954	6,630	6,498
Noninterest expense	30,419	28,288	27,082	24,183	23,270
Federal income tax expense	2,976	5,387	5,377	5,042	4,725
Net income	6,351	10,708	10,547	10,476	9,585
Earnings per common share
Basic	0.94	1.63	1.65	1.69	1.53
Diluted	0.93	1.61	1.60	1.65	1.49
Dividend payout ratio to common shareholders(1)	59.5%	51.5%	49.1%	42.0%	40.4%

Performance Ratios:
Net interest spread	4.11%	3.86%	4.30%	4.75%	4.91%
Net interest margin(2)	4.59%	4.50%	4.83%	5.08%	5.13%
Efficiency ratio(3)	64.50%	62.59%	61.94%	59.69%	60.88%
Return on average assets	0.71%	1.23%	1.33%	1.46%	1.44%
Return on average common equity	6.98%	12.87%	14.18%	16.13%	15.80%

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$946,145	$886,055	$852,893	$751,152	$697,267
Loans receivable, net	793,303	768,945	739,596	643,538	591,085
Loans held for sale	304	447	—	263	381
Deposits	824,480	776,280	725,921	636,504	587,278
Federal Home Loan Bank advances	—	14,990	37,167	39,900	40,900
Stockholders’ equity	113,147	84,967	78,639	66,120	60,944
Book value per common share	13.40	12.79	11.99	10.57	9.76
Equity to assets ratio	11.96%	9.59%	9.22%	8.80%	8.74%

Asset Quality Ratios:
Nonaccrual loans to loans	0.42%	0.13%	0.37%	0.13%	0.05%
Allowance for loan losses to loans	1.91%	1.33%	1.35%	1.30%	1.38%
Allowance for loan losses to nonaccrual loans	454.02%	1,016.06%	360.05%	1,016.27%	2,603.60%
Nonperforming assets to total assets	0.57%	0.13%	0.36%	0.16%	0.05%

Other Data:
Number of banking offices	20	20	20	18	18
Number of full-time equivalent employees	217	224	233	211	196

(1)	Dividend payout ratio is declared dividends per common share (excluding stock dividends) divided by basic earnings per common share.
(2)	Net interest margin is net interest income divided by average interest earning assets.
(3)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2008 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

The Company considers its most critical accounting estimates to be the allowance for loan losses, other than temporary impairments in the market value of investments and impairment of goodwill.

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

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations.

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Provision for Loan Losses”.

Other Than Temporary Impairments in the Market Value of Investments.    Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Goodwill.    Goodwill represents the costs in excess of net assets acquired arising from the purchases of North Pacific Bank and Western Washington Bancorp. Goodwill is not amortized, but is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its fair value. We evaluate any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the Company level and Heritage Bank level. If the Company’s market capitalization (total common shares outstanding multiplied by the current stock price) exceeds the common book value, absent other indicators of impairment, goodwill is not considered impaired and no additional analysis is necessary. Despite negative values in the above tests goodwill might not be considered impaired due to current market volatility and control purchase premiums in the banking industry. However, an impairment may be recorded in the future if market capitalization continues to decrease. Any potential non-cash goodwill impairment expense would not affect the Company’s regulatory capital ratios since goodwill is not included in the calculation.

Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in our commercial banking relationships, market expansion and asset quality.

During the period from 2004 through 2008 our total assets have grown $248.9 million, or 35.7%, with net loans growing $202.2 million during the period. Our emphasis in growing our commercial loan portfolio resulted in an increase in commercial loans of $107.6 million, or 32.0%, since 2004. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce county market.

Deposits increased $237.2 million, or 40.4%, for the period from 2004 through 2008. From 2004 to 2008 noninterest demand deposits and NOW accounts have grown $65.0 million, or 37.7%. Our deposit increases are due to our focus on growing our customer base as well as investors continuing to prefer deposit accounts to uninsured investment products. In turn, equity has increased by $52.2 million since December 31, 2004 due to a combination of earnings and issuances of common and preferred stock partially offset by our stock repurchase programs. Since 1999, we have repurchased 6,017,616 shares totaling $74.1 million. During the period from 2004 through 2008, our annual net income increased through 2007 by 11.7% or $1.1 million and subsequently decreased in 2008 by 33.7% or $3.2 million, mostly due to the increase in the allowance for loan losses and losses incurred from other than temporarily impaired securities.

Our core profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.

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

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$784,514	$54,919	7.00%	$768,015	$60,409	7.87%	$690,287	$53,239	7.71%
Taxable securities	33,970	1,649	4.86	35,409	1,638	4.63	40,352	1,724	4.27
Nontaxable securities	5,528	197	3.56	4,823	177	3.67	4,586	167	3.64
Interest earning deposits	7,402	152	2.06	2,939	148	5.02	2,137	104	4.88
Federal Home Loan Bank stock	3,348	31	0.92	3,227	19	0.60	3,163	3	0.10

Total interest earning assets	$834,762	$56,948	6.82%	$814,413	$62,391	7.66%	$740,525	$55,237	7.46%
Noninterest earning assets	58,812			58,254			54,694

Total assets	$893,574			$872,667			$795,219

Interest Bearing Liabilities:
Certificates of deposit	$343,642	$12,423	3.62%	$352,295	$17,082	4.85%	$307,902	$12,902	4.19%
Savings accounts	92,648	1,578	1.70	82,526	1,596	1.93	95,075	1,677	1.76
Interest bearing demand and money market accounts	243,082	4,320	1.78	216,641	5,553	2.56	189,458	3,664	1.93

Total interest bearing deposits	679,372	18,321	2.70	651,462	24,231	3.72	592,435	18,243	3.08
FHLB advances and other borrowings	7,850	285	3.63	27,044	1,539	5.69	22,784	1,222	5.36

Total interest bearing liabilities	$687,222	$18,606	2.71%	$678,506	$25,770	3.80%	$615,219	$19,465	3.16%
Demand and other noninterest bearing deposits	108,386			103,790			98,567
Other noninterest bearing liabilities	6,372			7,196			7,038
Stockholders’ equity	91,594			83,175			74,395

Total liabilities and stockholders’ equity	$893,574			$872,667			$795,219

Net interest income		$38,342			$36,621			$35,772
Net interest spread			4.11%			3.86%			4.30%
Net interest margin			4.59%			4.50%			4.83%
Average interest earning assets to average interest bearing liabilities			121.47%			120.03%			120.37%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due to volume and interest rates.

	Years Ended December 31,
	2008 Compared to 2007 Increase (Decrease) Due to			2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,155	$(6,645)	$(5,490)	$6,114	$1,056	$7,170
Taxable securities	(70)	81	11	(229)	143	(86)
Nontaxable securities	25	(5)	20	9	1	10
Interest earning deposits	91	(87)	4	41	3	44
Federal Home Loan Bank stock	2	10	12	—	16	16

Interest income	$1,203	$(6,646)	$(5,443)	$5,935	$1,219	$7,154

Interest bearing liabilities:
Certificates of deposit	$(313)	$(4,346)	$(4,659)	$2,154	$2,026	$4,180
Savings accounts	172	(190)	(18)	(243)	162	(81)
Interest bearing demand and money market accounts	470	(1,703)	(1,233)	697	1,192	1,889

Total interest bearing deposits	329	(6,239)	(5,910)	2,608	3,380	5,988
FHLB advances and other borrowings	(696)	(558)	(1,254)	242	75	317

Interest expense	$(367)	$(6,797)	$(7,164)	$2,850	$3,455	$6,305

Results of Operations for the Years Ended December 31, 2008 and 2007

Net Income.    Our net income was $6.4 million or $0.93 per diluted common share for the year ended December 31, 2008 compared to $10.71 million or $1.61 per diluted common share for the previous year. The 40.7% decrease in actual net income was mostly due to an increase in our allowance for loan losses of $6.6 million and by losses totaling $1.9 million ($1.3 million net of tax) relating to the Company’s investments in the AMF Ultra Short Mortgage Fund (“the Fund”). These losses resulted from an other-than-temporary impairment charge in the second quarter of 2008 totaling $1.1 million ($0.7 million net of tax), a subsequent third quarter loss on a redemption-in-kind totaling $0.2 million ($95,000 net of tax) in which fund shares were exchanged for a pro-rata share of cash and underlying securities in the fund, and a fourth quarter $0.7 million ($0.4 million net of tax) other-than-temporary impairment charge on eleven of the securities acquired with the redemption-in-kind. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Net Interest Income.    Net interest income increased $1.7 million to $38.3 million for the year ended December 31, 2008 compared with the previous year of $36.6 million. The increase in net interest income resulted primarily from an increase in average loans. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2008 increased to 4.59% from 4.50% for the previous year. The increase in net interest margin is due to the decrease in cost of funds exceeding the decrease in loan yields for the same period. Our net interest spread for the year ended December 31, 2008 increased to 4.11% from 3.86% for the prior year. The average rate of interest earning assets decreased to 6.82% for the year ended December 31, 2008 from 7.66% for the same period last year while the average cost of funds decreased to 2.71% for the year ended December 31, 2008 from 3.80% for the same period last year. Overall, our net interest margin of 4.59% is above the median for West Coast publicly traded commercial banks of 4.02% as reported by D.A. Davidson and Companies for the period ended September 30, 2008.

Provision for Loan Losses.    During the year ended December 31, 2008, we provided $7.4 million through operations compared to $0.8 million for the year ended December 31, 2007. The increase in the loss loan reserves was mostly related to management’s assessment of the increased risk in the construction loan portfolio and the current economic environment as well as increases in nonperforming assets to $5.4 million for the year ended December 31, 2008 compared to $1.2 million for the previous year. The nonperforming assets to total assets ratio was 0.57% at December 31, 2008, up from 0.13% at December 31, 2007. For the year ended December 31, 2008, we experienced net charge-offs of $2.4 million compared to net charge-offs of $0.5 million for the year ended December 31, 2007. The increase in net charge-offs was mostly related to one-to-four family residential construction loans due to continued deterioration in the local market. The increase in provision increased our allowance for loan losses as a percentage of total loans to 1.91% at December 31, 2008 from 1.33% at the end of 2007.

We consider the allowance for loan losses at December 31, 2008 adequate to cover loan losses based on our assessment of various factors affecting the loan portfolio, including the level of problem loans, business conditions, estimated collateral values, loss experience including those related to our courtesy overdraft programs, and credit concentrations. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations. See the previous discussion on the allowance for loan losses in Item 1 for further information about these factors.

Noninterest Income.    Total noninterest income increased $252,000, or 2.9%, for the year ended December 31, 2008 compared with the prior year. Loan sale gains increased $371,000 from the prior year while brokered mortgage income decreased $464,000 from the prior year. This change is due to a decrease in mortgage volumes resulting from lower mortgage loan demand compared to the prior year and higher volumes of SBA and conventional loan sales. Merchant visa income increased $170,000, or 5.9%, due to increased business volumes. Service charges on deposits also increased by $305,000, or 8.0%, due to our continued focus on growing our deposit relationships and a decrease in the earnings credit rate.

Noninterest Expense.    Total noninterest expense increased $2,131,000, or 7.5%, for the year ended December 31, 2008 compared to the prior year. The increase is mostly related to the result of the loss on impairment of the Fund. Salaries and employee benefits decreased $75,000, mostly due to a decrease in full time employees. Merchant Visa expenses increased by $158,000, or 6.8%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $161,000, or 5.3%, due to various increases in other expenses.

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

Liquidity and Capital Resources

Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the Federal Home Loan Bank (FHLB) of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2008, cash and cash equivalents totaled $60.6 million, or 6.4% of total assets. At December 31, 2008, our banks maintained an uncommitted credit facility with the FHLB of Seattle for $162.5 million of which there were no borrowings outstanding as of December 31, 2008. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $44.8 million as of December 31, 2008.

During 2008 total assets grew $60.1 million with net loans increasing by $24.4 million over the prior year-end. This growth was funded primarily through $48.2 million in deposit growth and cash flows from operations. Borrowings from the FHLB of Seattle decreased by $15.0 million over the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

On November 21, 2008, for an aggregate purchase price of $24.0 million in cash, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”) with a related warrant to purchase 276,074 shares of the Company’s common stock. The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646,000 and a fair value of $588,000. The issuance of preferred stock significantly increased the Company’s capital levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.

We, and our banks, are subject to various regulatory capital requirements. As of December 31, 2008, we, and our banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. In 1999, we determined that buying our own shares with some of our excess capital was the best use of this capital and we began to buy back our Company’s outstanding shares. As of December 31, 2008, we have repurchased 6,017,616 shares of our stock representing 52.8% of the total outstanding as of March 31, 1999 at an average price of $12.30 reducing our capital levels by $74.1 million. As a result of a changing economic environment and current capital preservation strategies, subsequent to the year ending December 31, 2008, the extension to the Company’s repurchase program expired and was not renewed by the board of directors of the Company.

Quarterly, we review the potential payment of cash dividends to common shareholders. Our cash dividend analysis and subsequent decision considers two primary variables: capital adequacy and the dividend payout ratio. Due to the current economic volatility, we believe it is necessary to preserve our strong capital position. Therefore, we will continue to monitor the dividend payout ratio in relation to our profitability levels in order to maintain our strong capital position.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the year ended December 31, 2008, the Company has allocated or committed to be released to the ESOP 9,259 earned shares and has 37,802 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $0.5 million at December 31, 2008.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2008:

	Less than 1 year	1-3 years	4-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(Dollars in thousands)
Contractual payments by period:
Deposits	$297,488	$45,027	$3,879	$—	$478,086	$824,480
Operating leases	517	1,072	526	1,099	—	3,214
Purchase obligations(2)	310	—	—	—	—	310

Total contractual obligations	$298,315	$46,099	$4,405	$1,099	$478,086	$828,004

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 10.73% and a positive 4-12 month “gap” of 4.74% as of December 31, 2008. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2008 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$274,902	$78,751	$299,227	$130,784	$27,220	$810,884
Investment securities	9,678	3,435	7,765	3,500	19,625	44,003
FHLB and Federal Reserve Stock	3,566	—	—	—	—	3,566
Interest earning deposits	29,111	45	—	—	—	29,156

Total interest earning assets	$317,257	$82,231	$306,992	$134,284	$46,845	$887,609

Interest Bearing Liabilities:
Total interest bearing deposits	$221,991	$135,425	$351,513	$—	$—	$708,929

Total interest bearing liabilities	$221,991	$135,425	$351,513	$—	$—	$708,929

Rate sensitivity gap	$95,266	$(53,194)	$(44,521)	$134,284	$46,845	$178,680
Cumulative rate sensitivity gap:
Amount	95,266	42,072	(2,449)	131,835	178,680
As a percentage of total interest earning assets	10.73%	4.74%	(0.28)%	14.85%	20.13%

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2008. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2009	2010	2011	2012- 2013	After 2013	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$3,558	$2,069	$302	$4,082	$27,086	$37,097
Weighted average interest rate	2.42%	3.24%	3.72%	3.72%	5.09%
Adjustable Rate	—	1,000	—	—	5,906	6,906
Weighted average interest rate	—	2.81%	—	—	4.23%

Totals	3,558	3,069	302	4,082	32,992	$44,003	$43,001
Loans
Amounts maturing:
Fixed rate	$62,048	$26,439	$26,322	$79,920	$361,830	$556,559
Weighted average interest rate	6.89%	7.00%	7.36%	7.02%	6.74%
Adjustable rate	191,617	14,567	2,493	9,853	35,795	254,325
Weighted average interest rate	5.22%	4.68%	5.70%	5.65%	5.16%

Totals	$253,665	$41,006	$28,815	$89,773	$397,625	$810,884	$833,107
Certificates of Deposit
Amounts maturing:
Fixed rate	$297,488	$42,562	$2,465	$3,879	$—	$346,394	$348,139
Weighted average interest rate	2.67%	3.46%	3.59%	4.17%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in accountants nor disagreements with our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included in this Item 9A.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited Heritage Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive Proxy Statement expected to be dated March 13, 2009 (“Proxy Statement”) for the annual meeting of shareholders to be held April 29, 2009.

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

The following table summarizes the consolidated activity within stock option plans 1997, 1998, 2002 and 2006 as of December 31, 2008, all of which were approved by stockholders.

Number of securities to be issued upon exercise of outstanding options and awards	600,189
Weighted average exercise price of outstanding options	$20.58
Number of securities remaining available for future issuance	449,191

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

(3) Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

10.1	1998 Stock Option and Restricted Stock Award Plan(3)

10.6	1997 Stock Option and Restricted Stock Award Plan(4)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(10)

14.0	Code of Ethics(6)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2009.

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

December 31, 2008, 2007, and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 27, 2009

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

(Dollars in thousands, except per share amounts)

	2008	2007
A S S E T S
Cash on hand and in banks	$31,478	$28,401
Interest earning deposits	29,156	6,062
Investment securities available for sale	31,922	35,660
Investment securities held to maturity (market value of $11,079 and $3,929)	12,081	3,890
Loans held for sale	304	447
Loans receivable	808,726	779,319
Less: Allowance for loan losses	(15,423)	(10,374)

Loans receivable, net	793,303	768,945
Other real estate owned	2,031	169
Premises and equipment, net	15,721	14,819
Federal Home Loan Bank and Federal Reserve stock, at cost	3,566	3,227
Accrued interest receivable	4,168	4,401
Prepaid expenses and other assets	4,453	4,156
Deferred Federal income taxes, net	4,526	2,364
Intangible assets, net	424	502
Goodwill	13,012	13,012

	$946,145	$886,055

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$824,480	$776,280
Advances from Federal Home Loan Bank	—	14,990
Other borrowings	—	1,951
Accrued expenses and other liabilities	8,518	7,867

Total liabilities	832,998	801,088

Stockholders’ equity:
Preferred stock, $1,000 per share liquidation preference, 24,000 shares authorized and outstanding at December 31, 2008. None authorized or outstanding at December 31, 2007	23,367	—
Common stock, no par, 15,000,000 shares authorized; 6,699,550 and 6,642,972 shares outstanding at December 31, 2008 and 2007, respectively	26,546	24,985
Unearned compensation—ESOP and other	(358)	(447)
Retained earnings	63,240	60,780
Accumulated other comprehensive gain (loss), net	352	(351)

Total stockholders’ equity	113,147	84,967

	$946,145	$886,055

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share amounts)

	2008	2007	2006
Interest income:
Interest and fees on loans	$54,919	$60,409	$53,239
Taxable interest on investment securities	1,649	1,638	1,724
Nontaxable interest on investment securities	197	177	167
Interest on federal funds sold and interest earning deposits	152	148	104
Dividends on Federal Home Loan Bank stock	31	19	3

Total interest income	56,948	62,391	55,237

Interest expense:
Deposits	18,321	24,231	18,243
Other borrowings	285	1,539	1,222

Total interest expense	18,606	25,770	19,465

Net interest income	38,342	36,621	35,772
Provision for loan losses	7,420	810	720

Net interest income after provision for loan losses	30,922	35,811	35,052

Noninterest income:
Gains on sales of loans, net	435	64	133
Brokered mortgage income	212	676	661
Service charges on deposits	4,095	3,790	3,254
Rental income	285	324	321
Merchant visa income	3,039	2,869	2,579
Other income	758	849	1,006

Total noninterest income	8,824	8,572	7,954

Noninterest expense:
Salaries and employee benefits	14,689	14,764	14,398
Occupancy and equipment	3,855	4,098	4,063
Data processing	1,575	1,572	1,386
Marketing	702	500	604
Office supplies and printing	369	387	452
Merchant visa	2,466	2,308	2,015
Professional Services	710	635	722
State and Local Taxes	930	989	810
Impairment loss on investment securities	1,927	—	—
Other	3,196	3,035	2,632

Total noninterest expense	30,419	28,288	27,082

Income before Federal income tax expense	9,327	16,095	15,924
Federal income tax expense	2,976	5,387	5,377

Net income	$6,351	$10,708	$10,547

Net income available to common shareholders	$6,208	$10,708	$10,547

Basic earnings per common share	$0.94	$1.63	$1.65
Basic weighted average common shares outstanding	6,598,647	6,558,448	6,375,059
Diluted earnings per common share	$0.93	$1.61	$1.60
Diluted weighted average common shares outstanding	6,647,420	6,670,422	6,589,381

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2008, 2007 and 2006

(Dollars and shares in thousands)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned compensation— ESOP and restricted stock awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2005	—	$—	6,253	$17,606	$(1,151)	$50,347	$(682)	$66,120
Elimination of unearned compensation – restricted stock awards	—	—	—	(527)	527	—	—	—
Restricted stock awards granted	—	—	16	—	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—	—
Stock option compensation expense	—	—	—	352	—	—	—	352
Earned ESOP and restricted stock shares	—	—	9	433	89	—	—	522
Exercise of stock options (including tax benefits from nonqualified stock options	—	—	74	1,115	—	—	—	1,115
Stock repurchased	—	—	(24)	(588)	—	—	—	(588)
Acquisition of Western Washington Bancorp	—	—	231	5,662	—	—	—	5,662
Net income	—	—	—	—	—	10,547	—	10,547
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	156	156
Cash dividends declared ($.81/share cumulative)	—	—	—	—	—	(5,247)	—	(5,247)

Balance at December 31, 2006	—	$—	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Restricted stock awards granted	—	—	24	—	—	—	—	—
Restricted stock awards cancelled	—	—	(5)	—	—	—	—	—
Stock option compensation expense	—	—	—	288	—	—	—	288
Earned ESOP and restricted stock shares	—	—	9	454	88	—	—	542
Exercise of stock options (including tax benefits from nonqualified stock options	—	—	116	1,541	—	—	—	1,541
Stock repurchased	—	—	(59)	(1,351)	—	—	—	(1,351)
Net income	—	—	—	—	—	10,708	—	10,708
Change fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	175	175
Cash dividends declared ($.84/share cumulative)	—	—	—	—	—	(5,575)	—	(5,575)

Balance at December 31, 2007	—	$—	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Restricted stock awards granted	—	—	25	—	—	—	—	—
Restricted stock awards cancelled	—	—	(1)	—	—	—	—	—
Stock option compensation expense	—	—	—	178	—	—	—	178
Earned ESOP and restricted stock shares	—	—	9	449	89	—	—	538
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	24	288	—	—	—	288
Warrant issued			—	646	—	—	—	646
Preferred stock, series A, issued	24,000	23,354	—	—	—	—	—	23,354
Accretion of preferred stock	—	13	—	—	—	(13)	—	—
Net income	—	—	—	—	—	6,351	—	6,351
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	703	703
Cash dividends accrued on preferred stock	—	—	—	—	—	(130)	—	(130)
Cash dividends declared on common stock ($.56/share cumulative)	—	—	—	—	—	(3,748)	—	(3,748)

Balance at December 31, 2008	24,000	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147

Comprehensive Income	2008	2007	2006
Net income	$6,351	$10,708	$10,547
Change in fair value of securities available for sale, net of tax of $378, $94, and $84	703	175	156

Comprehensive income	$7,054	$10,883	$10,703

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$6,351	$10,708	$10,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,163	1,538	1,641
Deferred loan fees, net of amortization	(227)	(322)	467
Provision for loan losses	7,420	810	720
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	525	545	(2,941)
Recognition of compensation related to ESOP shares and restricted stock awards	507	410	504
Stock option compensation expense	178	288	352
Tax benefit realized from stock options exercised and dividends on restricted stock awards	(68)	(196)	(149)
Amortization of intangible assets	78	78	46
Loss (gain) on sale of premises and equipment	1	2	(71)
Loss (gain) on sale of other real estate owned	23	20	(14)
Loss on sale of investment securities	3	—	—
Loss on impairment of securities	1,927	—	—
Gain on sale of loans	(435)	(64)	(133)
Origination of loans held for sale	(19,574)	(4,963)	(8,593)
Proceeds from sale of loans	20,152	4,580	8,989
Deferred Federal income tax benefit	(2,540)	(216)	(834)

Net cash provided by operating activities	15,484	13,218	10,531

Cash flows from investing activities:
Loans originated, net of principal payments	(34,294)	(30,017)	(56,551)
Purchase of Western Washington Bancorp, net of cash acquired	—	—	(2,031)
Proceeds from sale of other real estate owned	858	285	430
Maturities of investment securities available for sale	14,594	9,856	6,884
Sales of investment securities available for sale	3,694	—	2,248
Maturities of investment securities held to maturity	1,489	463	503
Purchase of investment securities available for sale	(22,587)	(6,088)	(1,237)
Purchase of investment securities held to maturity	(2,407)	(499)	(415)
Proceeds from redemption of Federal Reserve Bank stock	—	—	141
Purchase of Federal Home Loan Bank stock	(339)	—	—
Purchase of premises and equipment	(2,161)	(728)	(1,516)
Proceeds from sale of premises and equipment	10	19	146

Net cash used in investing activities	(41,143)	(26,709)	(51,398)

Cash flows from financing activities:
Net increase in deposits	48,200	50,359	45,135
Net decrease in borrowed funds	(14,990)	(22,402)	(4,461)
Proceeds from issuance of long-term debt	—	—	3,700
Proceeds from issuance of preferred stock and warrants	24,000	—	—
Repayments of long-term debt	(1,951)	(1,195)	(554)
Cash dividends paid on common and preferred stock	(3,748)	(5,561)	(5,069)
Exercise of stock options	251	1,477	984
Tax benefit realized from stock options exercised and dividends on restricted stock awards	68	196	149
Repurchase of common stock	—	(1,351)	(588)

Net cash provided by financing activities	51,830	21,523	39,296

Net increase (decrease) in cash and cash equivalents	26,171	8,032	(1,571)
Cash and cash equivalents at beginning of year	34,463	26,431	28,002

Cash and cash equivalents at end of year	$60,634	$34,463	$26,431

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$19,527	$25,394	$19,119
Federal income taxes	4,509	5,146	6,376
Supplemental disclosures of noncash investing and financing activities:
Loans transferred from (to) other real estate owned	$(2,743)	$(249)	$45
Elimination of unearned compensation – restricted stock awards	—	—	527
Securities exchanged in redemption-in-kind transaction	7,857	—	—

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the Company) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank. Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and King Counties. Central Valley Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas Counties.

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

(b) Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change related to the determination of the allowance for loan losses, other than temporary impairments in the market value of investments and impairment of goodwill. Actual results could differ from these estimates.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2008 and 2007, the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value, a charge to earnings and an establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

(e) Loans Receivable and Loans Held for Sale

Loans are generally recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and deferred fees and costs on originated loans. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the losses inherent in the non-classified and classified loan portfolio by applying estimated loss factors to the credit exposure of outstanding loans. The estimated loss factors consider a number of elements including:

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

The calculation of an adequate allowance for the non-classified and classified portion of the loan portfolio is based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. Additional specific provisions for each impaired loan may be made after a detailed analysis of that loan’s credit and collateral factors.

The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

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

(j) Other Real Estate and Other Assets Owned

Other real estate and other assets acquired by the Company in satisfaction of debt are held for sale and recorded at fair value at time of foreclosure. When property is acquired, it is recorded at the lower of cost or estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

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

(l) Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchases of North Pacific Bank and Western Washington Bancorp. Goodwill is not amortized, but is reviewed for impairment and written down and charged to income during the periods in which the recorded value is more than its fair value. The Company evaluates any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the Company level and Heritage Bank level. If the Company’s market capitalization (total common shares outstanding multiplied by the current stock price) exceeds the common book value, absent other indicators of impairment, goodwill is not considered impaired and no additional analysis is necessary. Despite negative values in the above tests the Company does not consider its goodwill impaired as of December 31, 2008 due to current market volatility and control purchase premiums in the banking industry. Should the Company’s market capitalization continue to decrease, an impairment may be recorded in the future. Any potential non-cash goodwill impairment expense would not affect the Company’s regulatory capital ratios since goodwill is not included in the calculation. For the years ended December 31, 2007 and 2006 no goodwill impairment was recorded.

(m) Intangible Assets

The intangible assets represent the core deposit intangible arising from the purchase of Western Washington Bancorp. The core deposit intangible is being amortized to non-interest expense on a straight-line basis over 8 years. Amortization expense related to the core deposit intangible was $78 for the year ended December 31, 2008.

(n) Federal Income Taxes

The Company and its subsidiaries file a United States consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2008 and December 31, 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Condensed Consolidated Statements of Income. The amount of interest and penalties accrued for the year ended December 31, 2008 was immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ending December 31, 2008, 2007,2006 and 2005.

(o) Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15-year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per common share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

(p) Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 12.

Total stock-based compensation expense (excluding ESOP expense) for the year ended December 31, 2008 and 2007 were as follows:

	2008	2007
Compensation expense recognized	$521	$478
Related tax benefit recognized	141	86

As of December 31, 2008, the total unrecognized compensation expense related to non-vested stock awards was $771 and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.

The fair value of options granted during the year ended December 31, 2008, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2008	2.38%	4.50	21%	4.30%	$2.38
December 31, 2007	5.04%	4.50	21%	3.59%	$4.04
December 31, 2006	4.93%	4.50	20%	3.69%	$4.17

(q) Recently Issued Accounting Pronouncements

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for the Asset is not Active (“FSP 157-3”). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity’s own assumptions should be considered when measuring fair value; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 for the year ended December 31, 2008. The effect of adoption on the consolidated financial statements was not material and related disclosures have been adjusted accordingly.

(2)	Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2008 and 2007 consist of the following:

	2008	2007
Commercial loans	$443,821	$421,405
Real estate mortgages:
One to four family residential	57,535	57,579
Five or more family residential and commercial real estate	157,542	163,715

Total real estate mortgage	215,077	221,294
Real estate construction:
One to four family residential	71,159	82,165
Five or more family residential and commercial real estate	59,572	40,342

Total real estate construction	130,731	122,507
Consumer	21,255	16,641

Subtotal	810,884	781,847
Deferred loan fees and other	(1,854)	(2,081)

Total loans receivable and loans held for sale	$809,030	$779,766

As of December 31, 2008 and 2007, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $18,464 and $16,762, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. As of December 31, 2008 and 2007, the Company did not have any borrowings from Directors or Executive Officers.

Potential problem loans as of December 31, 2008 and 2007 were $43,061 and $22,023, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with the present repayment program.

Accrued interest on loans receivable amounted to $3,983 and $4,155 as of December 31, 2008 and 2007, respectively.

The Company had $3,397 and $1,021 of impaired loans, which were nonaccruing as of December 31, 2008 and 2007, respectively. The annual average balance of impaired loans for the years ended December 31, 2008, 2007 and 2006 were $5,064, $1,206 and $2,226, respectively. The allowance for loan losses related to impaired loans at December 31, 2008 and 2007 totaled $443 and $52, respectively. There was no interest recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006.

Details of certain mortgage banking activities at December 31, 2008 and 2007 are as follows:

	2008	2007
Loans held for sale at lower of cost or market	$304	$447
Loans serviced for others	234	294
Total loans sold	16,321	4,516
Commitments to sell mortgage loans	4,652	168
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	219	585
Variable or adjustable rate	—	—

Servicing fee income from mortgage loans serviced for others amounted to $7, $2 and $2 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had commitments of $118,230 in other commercial lines of credit, $62,979 in real estate commitments (both construction and lines of credit), and $4,139 in other commitments (including consumer credit lines and letters of credit).

(3)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2008	2007	2006
Balance at beginning of period	$10,374	$10,105	$8,496
Provision	7,420	810	720
Allowance acquired through acquisition	—	—	749
Recoveries	36	32	304
Charge offs	(2,407)	(573)	(164)

Balance at end of period	$15,423	$10,374	$10,105

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2008		2007		2006
	Amount (2)	% of Total Loans (1)	Amount (2)	% of Total Loans (1)	Amount	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$2,785	54.7%	$1,999	53.9%	$7,276	52.9%
Real Estate Construction	6,587	16.1%	3,839	15.7%	585	15.7%
Real Estate Other	5,797	26.6%	4,231	28.3%	2,106	29.7%
Consumer	254	2.6%	305	2.1%	138	1.7%

Total allowance	$15,423	100.0%	$10,374	100.0%	$10,105	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)

The Company historically allocated its allowance for loan losses based on the percentages noted in (1) above, however, in the current year, management reclassified 2007 amounts to be consistent with the 2008 allowance for loan losses allocation method which, is based on qualitative and quantitative factors determined for each loan category.

(4)	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated are as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Treasury and U.S. Government agencies	$5,230	$109	$—	$5,339
Municipal securities	4,138	75	(7)	4,206
Corporate securities	4,007	107	(1)	4,113
Mortgage backed securities	13,825	357	(61)	14,121
Collateralized mortgage obligations	4,181	12	(50)	4,143

Totals	$31,381	$660	$(119)	$31,922

December 31, 2007
U.S. Treasury and U.S. Government agencies	$11,529	$47	$(66)	$11,510
Municipal securities	3,219	35	(3)	3,251
Mortgage backed securities	3,809	19	(4)	3,824
Collateralized mortgage obligations	6,640	—	(225)	6,415
Equity securities	11,003	—	(343)	10,660

Totals	$36,200	$101	$(641)	$35,660

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Treasury and U.S. Government agencies	$316	$5	$—	$321
Municipal securities	1,695	56	—	1,751
Mortgage backed securities	4,023	47	(209)	3,861
Collateralized mortgage obligations	6,047	88	(989)	5,146

	$12,081	$196	$(1,198)	$11,079

December 31, 2007
U.S. Treasury and U.S. Government agencies	$855	$—	$(5)	$850
Municipal securities	1,595	34	—	1,629
Mortgage backed securities	941	12	(2)	951
Collateralized mortgage obligations	499	—	—	499

	$3,890	$46	$(7)	$3,929

Available for sale and held to maturity investments with unrealized losses as of December 31, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$404	$7	$—	$—	$404	$7
Corporate securities	1,000	1	—	—	1,000	1
Mortgage backed securities	1,262	79	223	10	1,485	89
Collateralized mortgage obligations	3,624	1,169	2,368	51	5,992	1,220

Total temporarily impaired securities	$6,290	$1,256	$2,591	$61	$8,881	$1,317

Available for sale and held to maturity investments with unrealized losses as of December 31, 2007 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and U.S. Government agencies	$1,385	$13	$6,443	$57	$7,828	$70
Municipal securities	—	—	709	4	709	4
Mortgage backed securities	282	—	11,735	349	12,017	349
Collateralized mortgage obligations and equity securities	500	—	6,336	225	6,836	225

Total temporarily impaired securities	$2,167	$13	$25,223	$635	$27,390	$648

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for mortgage-related products. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value.

The amortized cost and fair value of securities at December 31, 2008, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Fair Value
Due in one year or less	$3,500	$3,488
Due after one year through three years	3,230	3,276
Due after three years through five years	5,851	6,057
Due after five through ten years	1,313	1,312
Due after ten years	17,487	17,789

Totals	$31,381	$31,922

Securities Held to Maturity

	Amortized Cost	Fair Value
Due in one year or less	$70	$71
Due after one year through three years	233	241
Due after three years through five years	496	513
Due after five years	1,363	1,405
Due after ten years	9,919	8,849

Totals	$12,081	$11,079

During the year ended December 31, 2008 there were $1,496 in sales of investment securities available for sale resulting in a loss of $3 and no sales of investment securities held to maturity. There were no sales of investment securities available for sale or held to maturity during the year ended December 31, 2007.

In June 2008, the Company recorded an other-than-temporary impairment charge of $1,112 relating to its $9,600 investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. Subsequently in July 2008, the Company redeemed its shares in the Fund for cash and securities. This redemption resulted in a recorded loss of $96. In December 2008, due to continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of $668. In total during 2008, the Company recorded non-cash losses of $1,927 relating to the Fund and the securities received in the redemption of the shares in the Fund.

At December 31, 2008 and 2007, investment securities available for sale with fair values of $23,701 and $14,169, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. At December 31, 2008 and 2007, investment securities held to maturity with amortized cost values of $4,934 and $1,654, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no securities classified as trading at December 31, 2008 or 2007.

(5)	Premises and Equipment

A summary of premises and equipment at December 31, 2008 and 2007 follows:

	2008	2007
Land	$4,719	$4,471
Buildings and building improvements	20,522	19,079
Furniture, fixtures and equipment	11,798	11,439

	37,039	34,989
Less accumulated depreciation	21,318	20,170

	$15,721	$14,819

Total depreciation expense on premises and equipment was $1,251, $1,569 and $1,656 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $661, $699, and $598 for December 31, 2008, 2007 and 2006, respectively, which is included in occupancy and equipment expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2009	$517
2010	538
2011	534
2012	371
2013	155
Thereafter	1,099

$3,214

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(6)	Deposits

Deposits consist of the following at December 31:

	2008		2007
	Amount	Percent	Amount	Percent
Non interest demand deposits	$115,551	14.0%	$110,463	14.2%
NOW accounts	122,104	14.8	117,702	15.2
Money market accounts	141,716	17.2	112,884	14.5
Savings accounts	98,715	12.0	75,419	9.7
Certificate of deposit accounts	346,394	42.0	359,812	46.4

	$824,480	100.0%	$776,280	100.0%

Accrued interest payable on deposits was $748 and $1,668 at December 31, 2008 and 2007, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2008	2007	2006
NOW accounts	$1,679	$1,957	$1,423
Money market accounts	3,089	4,158	2,831
Savings accounts	1,130	1,035	1,087
Certificate of deposit accounts	12,423	17,081	12,902

	$18,321	$24,231	$18,243

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2009	$297,488
2010	42,562
2011	2,465
2012	2,805
2013	1,074

$346,394

Certificates of deposit issued in denominations equal to or in excess of $100 totaled $211,582 and $215,129 at December 31, 2008 and 2007, respectively.

(7)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a bank association providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2008, our banks maintained uncommitted credit facilities with the FHLB of Seattle for $162,474. There were no FHLB borrowings outstanding as of December 31, 2008.

Our banks are required to maintain an investment in the stock of the FHLB in an amount equal to the greater of $0.5 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB. At December 31, 2008, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $812. The Company maintained $3,566 in FHLB stock at December 31, 2008. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions. As of December 31, 2008, the Seattle FHLB was determined to be undercapitalized. Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the Seattle FHLB will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits. This is not expected to have a material effect on the Company’s financial position, liquidity or results of operations.

A summary of FHLB Advances is summarized as follows:

	2008	2007
Balance at period end, due less than 12 months	$—	$14,990
Average balance	6,223	24,296
Maximum amount outstanding at any month end	17,100	47,751
Average interest rate:
During the period	2.91%	5.55%
At period end	—	4.35%

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2008, the Company was required to maintain $162,474 in collateral to meet the collateral requirements of FHLB.

(8)	Federal Funds Purchased

Our subsidiary banks maintain advance lines to purchase federal funds totaling $44,800. The lines generally mature annually or are reviewed annually. As of December 31, 2008, there were no overnight federal funds purchased.

(9)	Borrowings

Historically the Company maintained a line of credit for $5,000 with Key Bank, which was not renewed in 2008. A summary of the usage on the Key Bank line of credit for the years ended December 31 are as follows:

	2008	2007
Balance at period end	$—	$—
Average balance during the period	—	45
Maximum amount outstanding at any month end	—	225
Average interest rate:
During the period	—	7.75%
At period end	—	7.75%

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3,700. The terms of the loan include quarterly payments of $345, interest at 6.8% and maturing July 2009. The loan was paid off during the year ending December 31, 2008.

(10)	Federal Income Taxes

Federal income tax expense (benefit) consists of the following for the years ended December 31:

	2008	2007	2006
Current	$5,516	$5,603	$6,211
Deferred	(2,540)	(216)	(834)

	$2,976	$5,387	$5,377

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2008	2007	2006
Income tax expense at Federal statutory rate	$3,264	$5,633	$5,573
Tax exempt interest	(294)	(283)	(296)
Other, net	6	37	100

	$2,976	$5,387	$5,377

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,370	$3,576
Accrued compensation	539	425
Capital loss carryforward	359	—
Other than temporarily impaired securities	234	—
Unrealized loss on available for sale securities	—	189

Total deferred tax assets	6,502	4,190
Deferred tax liabilities:
Deferred loan fees	(768)	(737)
Premises and equipment	(104)	(225)
FHLB stock	(797)	(797)
Unrealized gain on available for sale securities	(189)	—
Other	(118)	(67)

Total deferred tax liabilities	(1,976)	(1,826)

Deferred Federal income tax asset, net	$4,526	$2,364

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2008, the Company had a taxable temporary difference of approximately $2,800 that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences. The Company has a capital loss carryforward in the amount of $1,027 that will expire in 2013. A tax planning strategy has been developed that will enable the Company to deduct the capital loss carryforwad prior to expiration.

(11)	Stockholders’ Equity

(a) Preferred Stock and Warrants

On November 21, 2008, for an aggregate purchase price of $24,000 in cash, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”) with a related warrant to purchase 276,074 shares of the Company’s common stock. The Company treats the portion of the purchase price attributed to the 276,074 warrant shares as a discount to the preferred shares. The preferred shares pay a cumulative dividend of 5.0% per annum for the first five years and 9.0% per annum thereafter, if not redeemed within the first five years. Redemption of the preferred stock is precluded in the first three years, except with the proceeds of a “qualified equity offering”. After three years, the preferred securities can be redeemed at their liquidation preference (which is $1,000 per share), plus all accrued and unpaid dividends. The discount on preferred shares will be accreted over a five-year term with the accretion of the preferred stock discount equaling the original allocated value of the warrant at the end of five years. If the preferred shares are redeemed during any period prior to the end of five years the unaccreted portion will be accreted at that period. During 2008 the preferred shares were authorized by the Board of Directors for issuance.

The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646 and a fair value of $588. The allocated value is the percent of the fair value of the warrant in relation to the total purchase price of the preferred shares and warrant. The fair value of the warrant was estimated on the date of issue using the Black-Scholes model based on the assumptions noted in the following table. The expected term of the warrant is ten years and represents the period of time that warrant is expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of Company shares. The expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Period ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2008	3.20%	10.00	27%	4.29%	$2.13

(b) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31:

	2008	2007	2006
Net income:
Net income	$6,351	$10,708	$10,547
Dividends accrued and discount accreted on preferred shares	(143)	—	—

Net income available to common shareholders	$6,208	$10,708	$10,547
Basic:
Basic weighted average common shares outstanding	6,684,709	6,618,611	6,449,967
Less restricted stock awards	(86,062)	(60,163)	(74,908)

Total basic weighted average common shares outstanding	6,598,647	6,558,448	6,375,059
Diluted:
Basic weighted average common shares outstanding	6,598,647	6,558,448	6,375,059
Incremental shares from stock options, restricted stock awards and common stock warrant	48,773	111,974	214,322

Weighted average shares common outstanding	6,647,420	6,670,422	6,589,381

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended December 31, 2008 and 2007, anti-dilutive shares outstanding related to options to acquire common stock totaled 458,488 and 110,000, respectively, as the exercise price was in excess of the market value.

(c) Stock Repurchase Program

The board of directors of the Company had authorized the repurchase in the open market of 309,750 of its outstanding common shares. This is the eighth repurchase program authorized by the board of directors. This program commenced in July 2004, with 169,650 shares, or 54.8%, repurchased as of December 31, 2008. On January 25, 2006, the Board of Directors authorized an eighteen month extension to this program. On July 25, 2007, the Board of Directors authorized an additional eighteen month extension to this program. Subsequent to the year ending December 31, 2008, the extension to the eighth repurchase program expired and was not renewed by the board of directors of the Company. During the year ended December 31, 2007, the Company repurchased 1,312 shares of common stock at an average price of $20.66. During the year ended December 31, 2008, there were no common shares repurchased. Collectively as of December 31, 2008, the Company has repurchased 6,017,616 shares of our common stock representing 52.8% of the total outstanding as of March 31, 1999 at an average price of $12.30.

(d) Restrictions on Dividends

Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank and Central Valley Bank.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. For a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the United States Department of the Treasury (“Treasury”) the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(12)	Stock Option and Award Plans

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

The following table summarizes stock option activity for the years ended December 31, 2008, 2007 and 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	610,348	$16.88

Granted	106,500	26.04
Exercised	(74,412)	13.23
Forfeited or expired	(3,975)	24.81

Outstanding at December 31, 2006	638,461	$18.78

Granted	17,550	23.40
Exercised	(115,868)	12.76
Forfeited or expired	(21,485)	22.07

Outstanding at December 31, 2007	518,658	$20.15

Granted	17,550	19.99
Exercised	(23,459)	10.72
Forfeited or expired	(1,120)	20.21

Outstanding at December 31, 2008	511,629	$20.58	2.70	$39

Exercisable at December 31, 2008	451,328	$20.15	2.29	$39

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $172, $1,302 and $1,020, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006, was $121, $1,136 and $403, respectively.

The following table summarizes restricted stock award activity for the years ended December 31, 2008, 2007 and 2006.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2005	64,475	$16.15

Granted	16,000	26.04
Vested	—	—
Forfeited	(1,000)	27.73

Outstanding at December 31, 2006	79,475	$17.99

Granted	23,505	23.40
Vested	(31,685)	11.74
Forfeited	(5,350)	21.84

Outstanding at December 31, 2007	65,945	$22.62

Granted	24,495	19.85
Vested	(1,245)	27.71
Forfeited	(635)	22.76

Outstanding at December 31, 2008	88,560	$21.87

(13)	Regulatory Capital Requirements

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2008 and December 31, 2007, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
As of December 31, 2008:
The Company consolidated
Tier 1 leverage capital to average assets	$27,027	3%	$45,044	5%	$99,359	11.0%
Tier 1 capital to risk-weighted assets	31,861	4	47,791	6	99,359	12.5
Total capital to risk-weighted assets	63,722	8	79,652	10	109,383	13.7
Heritage Bank
Tier 1 leverage capital to average assets	22,909	3	38,182	5	66,834	8.8
Tier 1 capital to risk-weighted assets	27,585	4	41,377	6	66,834	9.7
Total capital to risk-weighted assets	55,170	8	68,962	10	75,523	11.0
Central Valley Bank
Tier 1 leverage capital to average assets	4,102	3	6,837	5	12,681	9.3
Tier 1 capital to risk-weighted assets	4,250	4	6,375	6	12,681	11.9
Total capital to risk-weighted assets	8,499	8	10,624	10	14,008	13.2
As of December 31, 2007:
The Company consolidated
Tier 1 leverage capital to average assets	$26,113	3%	$43,522	5%	$71,574	8.2%
Tier 1 capital to risk-weighted assets	30,305	4	45,458	6	71,574	9.5
Total capital to risk-weighted assets	60,610	8	75,763	10	81,055	10.7
Heritage Bank
Tier 1 leverage capital to average assets	22,301	3	37,168	5	61,494	8.3
Tier 1 capital to risk-weighted assets	26,397	4	39,595	6	61,494	9.3
Total capital to risk-weighted assets	52,794	8	65,992	10	69,755	10.6
Central Valley Bank
Tier 1 leverage capital to average assets	3,796	3	6,326	5	11,663	9.2
Tier 1 capital to risk-weighted assets	3,891	4	5,836	6	11,663	12.0
Total capital to risk-weighted assets	7,782	8	9,727	10	12,842	13.2

(14)	Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). Effective July 1, 2008, the Company restated the plan to incorporate previously approved plan amendments, restate the Plan to formally comply with EGTRRA and to incorporate certain provisions of the Pension Protection Act of 2006. At this time certain plan eligibility, administration and contribution provisions were changed.

The profit sharing portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 18 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of six years, at which time they become fully vested.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age and may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2008, 2007 and 2006 were $309, $270 and $241, respectively.

The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established for eligible employees the ESOP and related trust effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. The plan provides a contribution to all eligible participants upon completion of one year of service, the attainment of 18 years of age, and employment on the last day of the year. The ESOP is funded by employer contributions in cash or common stock. Employee vesting occurs over a period of six years.

In January 1998, the ESOP borrowed $1,323 from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $145, $215 and $242 for the years ended December 31, 2008, 2007 and 2006, respectively.

For the year ended December 31, 2008, the Company has allocated or committed to be released to the ESOP 9,259 earned shares and has 37,802 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $463 at December 31, 2008.

(a) Severance Agreements

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change of control of the Company.

(15)	Fair Value of Financial Instruments

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

(a) Cash on Hand and in Banks and Interest Earning Deposits

The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

(b) Investment Securities Available for Sale and Held to Maturity

The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. Such assumptions include observable and unobservable inputs such as quoted market prices, dealer quotes and discounted cash flows.

(c) Federal Home Loan Bank Stock

Federal Home Loan Bank of Seattle (“FHLB”) stock is not publicly traded, however the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on December 31, 2008 and 2007 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

(e) Deposits

For deposits with no contractual maturity, the fair value is equal to the book value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates currently offered by the Company for deposits of similar remaining maturities.

(f) Federal Home Loan Bank Advances

The fair value of FHLB advances are estimated based on discounting the future cash flows using the rate currently offered on similar borrowings with similar maturities.

(g) Other Financial Instruments

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The table below presents the book value amount of the Bank’s financial instruments and their corresponding fair values:

	December 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
Financial Assets
Cash on hand and in banks	$31,478	$31,478	$28,401	$28,401
Interest earning deposits	29,156	29,156	6,062	6,062
Investment securities available for sale	31,922	31,922	35,660	35,660
Investment securities held to maturity	12,081	11,079	3,890	3,929
Federal Home Loan Bank stock	3,566	3,566	3,227	3,227
Loans receivable and loans held for sale	809,030	831,254	779,766	787,985
Financial Liabilities
Deposits:
Savings, money market and demand	$478,086	$478,086	$416,468	$416,468
Time certificates	346,394	348,139	359,812	360,451

Total deposits	824,480	826,225	776,280	776,919

FHLB advances	—	—	14,990	14,990
Other borrowings	—	—	1,951	1,951

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

In accordance with SFAS No. 157, we measure the financial assets and financial liabilities disclosed in the previous table at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale	$31,922	$—	$31,922	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2008, and the total losses resulting from these fair value adjustments for the twelve months ended December 31, 2008.

	Fair Value at December 31, 2008				Twelve Months Ended December 31, 2008(1)
	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Loans Receivable(2)	$3,232	$—	$—	$3,232	$—
Investment securities available for sale(3)	—	—	—	—	1,259
Investment securities held to maturity(4)	188	—	—	188	668
Other real estate owned(5)	2,031	—	—	2,031	18

Total	$5,451	$—	$—	$5,451	$1,945

(1)	The losses represent charge offs to noninterest expense.
(2)

Loans receivable with a carrying amount of $3,675 were identified as being impaired and a specific reserve of $443 was recognized on these loans to reduce their carrying values to their fair value of $3,232. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell.

(3)

Investment securities available for sale with a carrying amount of $9,620 were written down to their fair value of $8,508, resulting in an impairment charge of $1,112 to noninterest expense. Subsequently, the related securities were redeemed for cash and securities valuing $8,361, resulting in an additional loss of $147. Impairment losses recorded were determined using cash flow models and dealer quotes.

(4)

Investment securities held to maturity with a carrying amount of $856 were written down to their fair value of $188, resulting in an impairment charge of $668 to noninterest expense. Impairment losses recorded were determined using cash flow models.

(5)

Other real estate owned with a carrying amount of $2,049 were written down to their fair value of $2,031, resulting in impairment charge $18 to noninterest expense. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell.

(16)	Contingencies

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

(17)	Heritage Financial Corporation (Parent Company Only)

Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2008	2007
ASSETS
Cash and interest earning deposits	$18,803	$760
Loans receivable—ESOP	537	643
Investment in subsidiary banks	93,327	86,519
Other assets	652	428

	$113,319	$88,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowed funds	$—	$1,951
Other liabilities	172	1,432
Total stockholders’ equity	113,147	84,967

	$113,319	$88,350

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
Interest income:
Interest earning deposits	$33	$7	$8
ESOP loan	51	59	67
Other income:
Dividends from subsidiaries	6,350	7,390	4,600
Equity in undistributed income of subsidiaries	1,087	4,372	6,978

Total income	7,521	11,828	11,653
Interest expense	96	190	142
Other expenses	1,581	1,361	1,348

Total expense	1,677	1,551	1,490

Income before federal income taxes	5,844	10,277	10,163
Benefit for federal income taxes	(507)	(431)	(384)

Net income	$6,351	$10,708	$10,547

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$6,351	$10,708	$10,547
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,437)	(11,762)	(11,578)
Dividends from subsidiaries	6,350	7,390	4,600
Recognition of compensation related to ESOP and restricted stock shares	507	410	504
Stock option compensation expense	178	288	352
Net change in other assets and liabilities	(1,564)	443	(169)

Net cash provided by operating activities	4,385	7,477	4,256
Cash flows from investing activities:
ESOP loan principal repayments	106	97	89
Investment in subsidiaries	(5,000)	—	—
Purchase of Western Washington Bancorp	—	—	(3,765)

Net cash (used in) provided by investing activities	(4,894)	97	(3,676)
Cash flows from financing activities:
Net increase (decrease) in short-term borrowed funds	(1,951)	(225)	225
Proceeds from issuance of long-term debt	—	—	3,700
Proceeds from issuance of preferred stock and warrant	24,000	—	—
Repayments of long-term debt	—	(1,195)	(554)
Cash dividends paid on common and preferred stock	(3,748)	(5,561)	(5,069)
Exercise of stock options	251	1,477	984
Stock repurchase	—	(1,351)	(588)

Net cash provided (used) in financing activities	18,552	(6,855)	(1,302)

Net increase (decrease) in cash and cash equivalents	18,043	719	(722)
Cash and cash equivalents at beginning of year	760	41	763

Cash and cash equivalents at end of year	$18,803	$760	$41

(18)	Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,701	$13,976	$14,193	$14,078
Interest expense	5,637	4,587	4,337	4,045

Net interest income	9,064	9,389	9,856	10,033
Provision for loan losses	360	710	1,760	4,590

Net interest income after provision for loan losses	8,704	8,679	8,096	5,443
Noninterest income	2,246	2,274	2,251	2,053
Noninterest expense	6,970	8,286	7,260	7,903

Income (loss) before provision for income taxes	3,980	2,667	3,087	(407)
Federal income tax expense (benefit)	1,320	863	1,006	(213)

Net income (loss)	$2,660	$1,804	$2,081	$(194)

Net income (loss) available to common shareholders	$2,660	$1,804	$2,081	$(337)

Basic earnings per common share	$0.40	$0.27	$0.32	$(0.05)
Diluted earnings per common share	0.40	0.27	0.31	(0.05)
Cash dividends declared on common stock	0.210	0.210	0.140	—

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$14,924	$15,627	$16,268	$15,572
Interest expense	6,027	6,525	6,790	6,428

Net interest income	8,897	9,102	9,478	9,144
Provision for loan losses	180	180	210	240

Net interest income after provision for loan losses	8,717	8,922	9,268	8,904
Noninterest income	2,033	2,229	2,191	2,119
Noninterest expense	7,185	7,176	7,028	6,899

Income before provision for income taxes	3,565	3,975	4,431	4,124
Federal income tax expense	1,192	1,348	1,498	1,349

Net income	$2,373	$2,627	$2,933	$2,775

Net income available to common shareholders	$2,373	$2,627	$2,933	$2,775

Basic earnings per common share	$0.37	$0.40	$0.45	$0.42
Diluted earnings per common share	0.36	0.39	0.44	0.42
Cash dividends declared on common stock	0.210	0.210	0.210	0.210

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

10.1	1998 Stock Option and Restricted Stock Award Plan(3)

10.6	1997 Stock Option and Restricted Stock Award Plan(4)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(5)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18

Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents,(10)

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

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(6)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.