Form 10-Q
period 2009-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2009-05-11
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of April 10, 2009 there were 6,705,954 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Income (Loss) for the Three Months Ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2009 and Comprehensive Income (Loss) for the Three Months Ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23

	Certifications

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash on hand and in banks	$19,187	$31,478
Interest earning deposits	73,107	29,156
Investment securities available for sale	34,837	31,922
Investment securities held to maturity (market value of $10,123 and $11,079)	11,470	12,081
Loans held for sale	1,402	304
Loans receivable	786,797	808,726
Less: Allowance for loan losses	(20,155)	(15,423)

Loans receivable, net	766,642	793,303
Other real estate owned	2,022	2,031
Premises and equipment, at cost, net	16,594	15,721
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	3,765	4,168
Prepaid expenses and other assets	6,071	4,453
Deferred federal income taxes, net	4,267	4,526
Intangible assets, net	404	424
Goodwill	13,012	13,012

Total assets	$956,346	$946,145

Liabilities and Stockholders’ Equity
Deposits	$839,747	$824,480
Accrued expenses and other liabilities	4,733	8,518

Total liabilities	844,480	832,998
Stockholders’ equity:
Preferred stock, $1,000 per share liquidation preference, 24,000 shares authorized and outstanding at March 31, 2009 and December 31, 2008	23,396	23,367
Common stock, no par, 15,000,000 shares authorized; 6,705,954 and 6,699,550 shares outstanding at March 31, 2009 and December 31, 2008, respectively	26,667	26,546
Unearned compensation – ESOP and other	(336)	(358)
Retained earnings	61,647	63,240
Accumulated other comprehensive gain, net	492	352

Total stockholders’ equity	111,866	113,147

Total liabilities and stockholders’ equity	$956,346	$946,145

See Notes to Condensed Consolidated Financial Statements.

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME:
Interest and fees on loans	$12,895	$14,168
Taxable interest on investment securities	447	392
Nontaxable interest on investment securities	55	45
Interest on federal funds sold and interest bearing deposits	44	88
Dividends on Federal Home Loan Bank stock	—	8

Total interest income	13,441	14,701
INTEREST EXPENSE:
Deposits	3,363	5,540
Other borrowings	—	97

Total interest expense	3,363	5,637

Net interest income	10,078	9,064
Provision for loan losses	5,250	360

Net interest income after provision for loan losses	4,828	8,704
NON-INTEREST INCOME:
Gains on sales of loans, net	97	42
Brokered mortgage income	39	88
Service charges on deposits	989	990
Rental income	36	83
Merchant visa income	682	700
Other income	194	343

Total non-interest income	2,037	2,246
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,831	3,721
Occupancy and equipment	1,033	988
Data processing	409	384
Marketing	226	103
Merchant visa	565	562
Professional services	141	163
State and local taxes	195	237
Federal deposit insurance	145	37
Impairment loss on investment securities	175	—
Other expense	1,160	775

Total non-interest expense	7,880	6,970

Income (loss) before federal income taxes	(1,015)	3,980
Federal income taxes	(421)	1,320

Net income (loss)	$(594)	$2,660

Net income (loss) applicable to common shareholders	$(923)	$2,660

Earnings (loss) per common share:
Basic	$(0.14)	$0.40
Diluted	$(0.14)	$0.40
Dividends declared per common share:	$0.10	$0.21

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2008	24,000	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Stock option compensation expense	—	—	—	44	—	—	—	44
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	42	—	—	—	42
Share based payment and earned ESOP	—	—	2	120	22	—	—	142
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(85)	—	—	—	(85)
Accretion of preferred stock	—	29	—	—	—	(29)	—	—
Net loss	—	—	—	—	—	(594)	—	(594)
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	140	140
Cash dividends accrued on preferred stock	—	—	—	—	—	(300)	—	(300)
Cash dividends declared on common stock	—	—	—	—	—	(670)	—	(670)

Balance at March 31, 2009	24,000	$23,396	6,706	$26,667	$(336)	$61,647	$492	$111,866

	Three months ended March 31,
Comprehensive Income (Loss)	2009	2008
Net income (loss)	$(594)	$2,660
Change in fair value of securities available for sale, net of tax of $73 and $90	134	167
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $3 and $0	6	—

Comprehensive income (loss)	$(454)	$2,827

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(594)	$2,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	255	313
Deferred loan fees, net of amortization	(135)	(207)
Provision for loan losses	5,250	360
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(5,101)	(2,850)
Recognition of compensation related to ESOP shares and share based payment	142	118
Stock option compensation expense	44	54
Tax (benefit) provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	84	(20)
Amortization of intangible assets	20	19
Deferred federal income tax	183	—
Gain on sale of investment securities	(2)	—
Impairment loss on investment securities	175	—
Origination of loans held for sale	(10,497)	(3,472)
Gain on sale of loans	(97)	(42)
Proceeds from sale of loans	9,496	3,184
Loss on sale of other real estate owned	85	—
Loss on sale of premises and equipment	1	—

Net cash provided by (used in) operating activities	(691)	117

Cash flows from investing activities:
Loans originated, net of principal payments	19,412	3,064
Maturities of investment securities available for sale	2,243	5,996
Maturities of investment securities held to maturity	479	568
Purchase of investment securities available for sale	(5,696)	(6,309)
Purchase of premises and equipment	(1,183)	(231)
Proceeds from sale of other real estate owned	2,058	—
Proceeds from sale of premises and equipment	16	—
Proceeds from sales of securities available for sale	752	—

Net cash provided by investing activities	18,081	3,088

Cash flows from financing activities:
Net increase in deposits	15,267	16,703
Net decrease in borrowed funds	—	(12,994)
Repayments of long-term debt	—	(312)
Cash dividends paid	(954)	(1,405)
Proceeds from exercise of stock options	41	211
Tax benefit (provision) realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(84)	20

Net cash provided by financing activities	14,270	2,223

Net increase in cash and cash equivalents	31,660	5,428

Cash and cash equivalents at beginning of period	60,634	34,463

Cash and cash equivalents at end of period	$92,294	$39,891

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$3,666	$6,303
Federal income taxes	300	—
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	(2,134)	—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009 and 2008

(Dollars in thousands, except for per share amounts)

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a.) Description of Business

Heritage Financial Corporation (“Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a State Chartered Savings Bank to a State Chartered Commercial Bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a Nationally Chartered Commercial Bank to a State Chartered Commercial Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. The deposits of Heritage Bank and Central Valley Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties of Washington State. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

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

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2008 Annual Report on Form 10-K. There have not been any other material changes in our significant accounting policies compared to those contained in our 2008 10-K disclosure for the year ended December 31, 2008.

(d.) Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share. This FSP was effective for the Company as of January 1, 2009 and did not have a material effect on the EPS calculation.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•

FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

•	FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments

FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

All three FSPs discussed herein include substantial additional disclosure requirements. The effective date for these new standards is interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company chose not to early adopt the above amendments and is currently evaluating their effect on the Company’s financial statements.

NOTE 2. Stockholders’ Equity

(a.) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31:

	2009	2008
Net income (loss):
Net income (loss)	$(594)	$2,660
Dividends accrued and discount accreted on preferred shares	(329)	—

Net income (loss) applicable to common shareholders	(923)	2,660
Dividends and undistributed earnings allocated to participating securities (a)	(9)	(14)

Earnings allocated to common shareholders	$(932)	$2,646
Basic:
Basic weighted average common shares outstanding	6,700,400	6,662,115
Less restricted stock awards	(89,990)	(74,564)

Total basic weighted average common shares outstanding	6,610,410	6,587,551
Diluted:
Basic weighted average common shares outstanding	6,610,410	6,587,551
Incremental shares from stock options, restricted stock awards and common stock warrant	—	52,503

Weighted average shares common outstanding	6,610,410	6,640,054

(a)	Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividend equivalents are considered participating securities and therefore are included in the two-class method calculation of earnings per share. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are nonforfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. Earnings per share data for the prior period has been revised to reflect the retrospective adoption of the FSP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2009, the company recognized a loss and therefore all shares outstanding related to options to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2008, anti-dilutive shares outstanding related to options to acquire common stock totaled 440,987, as the exercise price was in excess of the market value.

(b.) Dividends

Common Stock. On January 27, 2009, the Company announced a quarterly cash dividend of $0.10 per common share payable on February 20, 2009 to stockholders of record on February 5, 2009.

Dividends on common stock from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank and Central Valley Bank.

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

Preferred Stock. On November 21, 2008, for an aggregate purchase price of $24,000 in cash, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”) with a related warrant to purchase 276,074 shares of the Company’s common stock. The preferred shares pay a cumulative dividend of 5.0% per annum for the first five years and 9.0% per annum thereafter, if not redeemed within the first five years. The preferred securities can be redeemed at their liquidation preference (which is $1,000 per share), plus all accrued and unpaid dividends. The discount on preferred shares will be accreted over a five-year term. If the preferred shares are redeemed during any period prior to the end of five years the unaccreted portion will be accreted at that period.

NOTE 3. Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 4.

Total stock-based compensation expense (excluding ESOP expense) for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Compensation expense recognized	$160	$130
Related tax benefit recognized	46	31

As of March 31, 2009, the total unrecognized compensation expense related to non-vested stock awards was $690 and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.

The fair value of options granted during the three months ended March 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2009	2.07%	5.00	31%	3.49%	$2.33
March 31, 2008	2.38%	4.50	21%	4.30%	$2.38

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

The following table summarizes stock option activity for the three months ended March 31, 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	511,629	$20.58
Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(60,275)	16.98

Outstanding at March 31, 2009	548,000	$19.35	3.6	$—

Exercisable at March 31, 2009	393,514	$20.75	2.4	$—

The total intrinsic value of options exercised during the three months ended March 30, 2009 and 2008, was $4 and $162, respectively.

The following table summarizes restricted stock award activity for the three months ended March 31, 2009.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	88,560	$21.87
Granted	—	—
Vested	(26,250)	20.11

Outstanding at March 31, 2009	62,310	$22.61

NOTE 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
U.S. Treasury and U.S. Government agencies	$3,485	$82	$—	$3,567
Municipal securities	4,641	126	(13)	4,754
Corporate securities	4,007	105	—	4,112
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	21,946	507	(49)	22,404

Totals	$34,079	$820	$(62)	$34,837

December 31, 2008
U.S. Treasury and U.S. Government agencies	$5,230	$109	$—	$5,339
Municipal securities	4,138	75	(7)	4,206
Corporate securities	4,007	107	(1)	4,113
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	18,006	369	(111)	18,264

Totals	$31,381	$660	$(119)	$31,922

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
U.S. Treasury and U.S. Government agencies	$302	$5	$—	$307
Municipal securities	1,694	81	—	1,775
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,535	198	(6)	5,727
Private collateralized mortgage obligations	3,939	—	(1,625)	2,314

Totals	$11,470	$284	$(1,631)	$10,123

December 31, 2008
U.S. Treasury and U.S. Government agencies	$316	$5	$—	$321
Municipal securities	1,695	56	—	1,751
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,791	134	(35)	5,890
Private collateralized mortgage obligations	4,279	1	(1,163)	3,117

Totals	$12,081	$196	$(1,198)	$11,079

At June 30, 2008, the Company recorded an other-than-temporary impairment charge of $1,112 relating to its $9,600 investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. In July 2008, the Company redeemed its 1,080,114 shares in the Fund for $1,629 in cash and securities with a fair value of $7,865. This redemption resulted in a loss of $96. The securities received, which were mortgage-backed securities and private collateralized mortgage obligations, were classified as “held to maturity” as the Company had the positive intent and ability to hold these securities until they matured. In December 2008, due to continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of $668 on private collateralized mortgage obligations with a carrying value of $856 and a fair value of $188. In total during 2008, the Company recorded losses of $1,927 relating to the Fund and the securities received in the redemption of the shares in the Fund. In March 2009, due to continued declines in market value, the Company recorded an impairment charge of $175 on private collateralized mortgage obligations with a pre-impairment amortized cost of $181 and a fair value of $6.

The amortized cost and fair value of securities obtained in redemption of the Fund as of March 31, 2009 were as follows:

	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	$2,493	$2,613
Private collateralized mortgage obligations	3,939	2,314

Totals	$6,432	$4,927

The unrealized losses associated with private collateralized mortgage obligations related to securities backed by residential mortgages. We estimate loss projections for each security by assessing individual loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we concluded that these securities were not other-than-temporarily impaired at March 31, 2009.

Details of private collateralized mortgage obligation securities related to redemption of the Fund as of March 31, 2009 were as follows:

	Par Value	Amortized Cost	Fair Value	Aggregate Unrealized Loss	Year-to-date Change in Unrealized Loss	Year-to-date Impairment Charge	Life-to-date Impairment Charge (a)	Ratings
Type and Year of Issuance								AAA	AA	A	BBB	Below Investment Grade
Alt-A
2007	$703	$459	$199	$(260)	$(19)	$—	$67	—	—	—	—	100%
2006	782	203	114	(89)	106	85	296	—	12%	—	—	88%
2005	204	174	115	(59)	(31)	—	—	20%	—	—	—	80%
2004 and earlier	10	10	7	(3)	(2)	—	—	100%	—	—	—	—

Total Alt-A	1,699	846	435	(411)	54	85	363	15%	5%	—	—	80%
Prime
2008	113	106	78	(28)	(20)	—	—	100%	—	—	—	—
2007	576	424	176	(248)	(120)	—	114	—	33%	67%	—	—
2006	1,324	1,118	752	(366)	(90)	90	106	—	40%	40%	20%	—
2005	1,005	666	422	(244)	(170)	—	260	67%	22%	—	—	11%
2004 and earlier	821	779	451	(328)	(118)	—	—	62%	30%	4%	4%	—

Total Prime	3,839	3,093	1,879	(1,214)	(518)	90	480	53%	30%	11%	4%	2%

Totals	$5,538	$3,939	$2,314	$(1,625)	$(464)	$175	$843	42%	22%	8%	3%	25%

(a)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

NOTE 6. Federal Home Loan Bank Stock

Our banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $0.5 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At March 31, 2009 and December 31, 2008, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $826 and $812, respectively. At March 31, 2009 and December 31, 2008 the Company had an investment in FHLB stock carried at a cost basis (par value) of $3,566.

The Company evaluated its investment for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss. Even though the Company did not recognize an other-than-temporary impairment loss during the first quarter of 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 7. Goodwill

Goodwill represents $13,012 of the Company’s $956,346 total assets as of March 31, 2009. The goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be preformed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.

During the three months ending March 31, 2009, due to poor overall economic conditions and declines in the Company’s stock price, the Company determined a triggering event had occurred and conducted an interim impairment test of goodwill. Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the three months ended March 31, 2009. Even though there was no goodwill impairment during the first quarter of 2009, continued declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

NOTE 8. Fair Value Accounting

We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1 – Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow the Company to sell its ownership interest back to the fund at net asset value (“NAV”) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.

•

Level 2 – Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities. Valuations are usually obtained from third party pricing services for comparable assets or liabilities.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$34,837	$—	$34,837	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2009, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2009.

	Fair Value at March 31, 2009				Three Months Ended March 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
Loans receivable (1)	$6,341	$—	$—	$6,341	$4,820
Investment securities held to maturity (2)	6	—	—	6	175
Loans transferred to other real estate (3)	1,677	—	—	1,677	297

Total	$8,024	$—	$—	$8,024	$5,292

(1)	The loss on loans receivable disclosed above represents the amount of the specific reserve accrued during the period applicable to loans held at period end, and is included in the provision for loan losses. During the quarter ending March 31, 2009 a specific reserve of $4,820 was recognized on loans receivable identified as impaired to reduce their carrying values to their fair value of $6,341. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell.

(2)	Investment securities held to maturity with a carrying amount of $181 were written down to their fair value of $6, resulting in an impairment charge of $175 to non-interest expense. Impairment losses recorded were determined using cash flow models.

(3)	Loans receivable transferred to other real estate during the quarter ending March 31, 2009 with a carrying amount of $1,974 were written down to their fair value of $1,677 resulting in a loss of $297, which was charged to the allowance for loan losses during the period. Losses recorded were calculated based on the fair value of the real estate, less the costs to sell.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2008 audited consolidated financial statements and its accompanying notes included in our recent Annual Report on Form 10-K.

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

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$783,118	$12,895	6.68%	$765,350	$14,168	7.45%
Taxable securities	37,200	447	4.88	34,636	392	4.56
Nontaxable securities	6,278	55	3.52	4,918	45	3.67
Interest earning deposits	42,317	44	0.42	12,252	88	2.89
Federal Home Loan Bank stock	3,566	—	0.00	3,227	8	1.01

Total interest earning assets	$872,479	$13,441	6.25%	$820,383	$14,701	7.21%
Non-interest earning assets	73,661			57,009

Total assets	$946,140			$877,392

Interest Bearing Liabilities:
Certificates of deposit	$337,738	$2,248	2.70%	$358,777	$3,941	4.42%
Savings accounts	100,866	310	1.24	81,752	351	1.73
Interest bearing demand and money market accounts	278,357	805	1.17	230,956	1,248	2.17

Total interest bearing deposits	716,961	3,363	1.90	671,485	5,540	3.32
FHLB advances and other borrowings	—	—	—	7,640	97	5.10

Total interest bearing liabilities	$716,961	$3,363	1.90%	$679,125	$5,637	3.34%
Demand and other non-interest bearing deposits	110,083			104,022
Other non-interest bearing liabilities	5,117			7,003
Stockholders’ equity	113,979			87,242

Total liabilities and stockholders’ equity	$946,140			$877,392

Net interest income		$10,078			$9,064
Net interest spread			4.34%			3.87%
Net interest margin			4.68%			4.44%
Average interest earning assets to average interest bearing liabilities			121.69%			120.80%

Financial Condition Data

Total assets increased $10.2 million or 1.1%, to $956.3 million as of March 31, 2009 from the December 31, 2008 balance of $946.1 million. Deposits increased $15.3 million or 1.9%, to $839.7 million as of March 31, 2009 from the December 31, 2008 balance of $824.5 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $26.7 million or (3.4%), to $766.6 million as of March 31, 2009 from the December 31, 2008 balance of $793.3 million. Commercial loans continue to be the largest segment of loans at 55.0% and 54.9% as a percentage of total loans as of March 31, 2009 and December 31, 2008, respectively.

Earnings Summary

A net loss of $0.14 per diluted common share was recorded for the three months ended March 31, 2009 compared to net income of $0.40 per diluted common share for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 was $594,000 compared to net income of $2,660,000 for the same period in 2008. Earnings for the three months ended March 31, 2009 were significantly affected by increased provisioning for loan losses as described below.

Return on average common equity for the quarter ended March 31, 2009 was (4.1)% compared to 12.3% for the same period last year. Average common equity increased by $3.4 million to $90.6 million for the three months ended March 31, 2009 versus $87.2 million for the same period last year. The Company’s capital position remains strong at 11.70% of total assets as of March 31, 2009, an increase from 9.76% at March 31, 2008.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2009 increased 11.2% to $10.1 million from $9.1 million for the same quarter in 2008. This increase was driven substantially by an improved net interest margin. The net interest margin (net interest income divided by average earning assets) increased to 4.68% for the quarter ended March 31, 2009 compared to 4.44% for the quarter ended March 31, 2008.

Interest income decreased $1.3 million or 8.6%, for the three months ended March 31, 2009 as compared to the first quarter last year and interest expense decreased $2.3 million or 40.3%, during this same period. Net loans averaged $783.1 million with an average yield of 6.68% for the three months ended March 31, 2009 compared to average net loans of $765.4 million with an average yield of 7.45% for the same period in 2008. Certificates of deposit averaged $337.7 million with an average cost of 2.70% for the three months ended March 31, 2009 compared to $358.8 million with an average cost of 4.42% for the same period in 2008.

Provision for Loan Losses

The provision for loan losses was $5,250,000 for the three months ended March 31, 2009, an increase of $4,890,000 over the provision for loan losses during the first quarter of 2008 of $360,000. The increase in the loan loss reserves was a result of management’s continuing assessment of the increased risk in the loan portfolio due to the current economic environment which may lead to increases in potential problem loans and loan losses. Management continues to see weakness specifically within its residential construction portfolio, as well as developing weaknesses in its commercial and industrial portfolio. Management is committed to ongoing and careful review of all existing and new loans to minimize loss exposure.

Non-interest Income

Non-interest income decreased 9.3% to $2,037,000 for the three months ended March 31, 2009 compared with $2,246,000 for the same quarter in 2008. This decrease was due substantially to a $177,000 gain recognized in the first quarter of 2008 on the redemption of Class B common stock received from the Visa Inc. IPO completed in March 2008.

Non-interest Expense

Non-interest expense increased 13.1% to $7,880,000 during the three months ended March 31, 2009 compared to $6,970,000 for the same period during 2008. The increase was due substantially to an assessment from the Washington Public Deposit Protection Commission (“WPDPC”) in the amount of $239,000 due to uncollateralized public deposits of a failed bank, costs and net losses in the amount of $127,000 associated with the maintenance and disposal of other real estate owned, increased FDIC assessment rates resulting in an increase in FDIC assessments in the amount of $108,000, an other-than-temporary impairment charge in the amount of $175,000 relating to securities obtained in the 2008 redemption-in-kind of the AMF Ultra Short Mortgage Fund and increased marketing expense in the amount of $123,000 resulting primarily from costs associated with a checking account acquisition program. These additional expenses were the primary reason the efficiency ratio for the quarter ended March 31, 2009 increased to 65.0% compared to 61.6% for the comparable quarter in 2008. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased to $788.2 million at March 31, 2009 from $809.0 million at December 31, 2008.

	At March 31, 2009	% of Total	At December 31, 2008	% of Total
	(Dollars in thousands)
Commercial	$433,524	55.0%	$443,821	54.9%
Real estate mortgages
One-to-four family residential	53,546	6.8	57,535	7.1
Five or more family residential and commercial properties	157,538	20.0	157,542	19.5

Total real estate mortgages	211,084	26.8	215,077	26.6
Real estate construction
One-to-four family residential	67,406	8.6	71,159	8.8
Five or more family residential and commercial properties	56,465	7.1	59,572	7.3

Total real estate construction	123,871	15.7	130,731	16.1
Consumer	21,439	2.7	21,255	2.6

Gross loans	789,918	100.2	810,884	100.2
Less: deferred loan fees	(1,719)	(0.2)	(1,854)	(0.2)

Total loans	$788,199	100.0%	$809,030	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2009	At December 31, 2008
	(Dollars in thousands)
Nonperforming loans	$13,416	$3,397
Other real estate owned	2,022	2,031

Total nonperforming assets	$15,438	$5,428

Accruing loans past due 90 days or more	$40	$664
Potential problem loans	35,244	43,061
Allowance for loan losses	20,155	15,423
Nonperforming loans to total loans	1.71%	0.42%
Allowance for loan losses to total loans	2.56%	1.91%
Allowance for loan losses to nonperforming loans	150.23%	454.02%
Nonperforming assets to total assets	1.61%	0.57%

Nonperforming assets increased to $15,438,000, or 1.61% of total assets at March 31, 2009 from $5,428,000, or 0.57% of total assets at December 31, 2008 due to increases in nonperforming loans. The increase in nonperforming loans is due primarily to construction loans to two borrowers totaling $9.1 million. Given the increases in nonperforming loans and current economic conditions we increased our allowance for loan losses to 2.56% at March 31, 2009 from 1.91% at December 31, 2008. We believe that we are adequately reserved for losses in the portfolio as of March 31, 2009. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with the present repayment program.

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

While we believe we use the best information available to determine the allowance for loan losses, net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$786,797	$777,195
Average total loans outstanding during period (1)	798,426	775,838
Allowance balance at beginning of period	15,423	10,374
Provision for loan losses	5,250	360
Charge offs:
Real estate	(502)	—
Commercial	—	—
Agriculture	—	(26)
Consumer	(37)	(25)

Total charge offs	(539)	(51)

Recoveries:
Real estate	—	—
Commercial	—	—
Agriculture	—	—
Consumer	21	7

Total recoveries	21	7

Net charge offs	(518)	(44)

Allowance balance at end of period	$20,155	$10,690

Allowance for loan losses to total loans	2.56%	1.38%
Ratio of net charge offs during period to average total loans outstanding	(0.06)%	(0.01)%

(1)	Excludes loans held for sale

The allowance for loan losses at March 31, 2009 increased by $4,732,000 to $20.2 million from $15.4 million at December 31, 2008. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses is at an appropriate level at March 31, 2009.

Deposit Activities

As indicated in the table below, total deposits increased to $839.7 million at March 31, 2009 from $824.5 million at December 31, 2008.

	At March 31, 2009	% of Total	At December 31, 2008	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$115,025	13.7%	$115,551	14.0%
NOW accounts	198,403	23.6	122,104	14.8
Money market accounts	123,390	14.7	141,716	17.2
Savings accounts	85,199	10.2	98,715	12.0

Total core deposits	522,017	62.2	478,086	58.0
Certificate of deposit accounts	317,730	37.8	346,394	42.0

Total deposits	$839,747	100.0%	$824,480	100.0%

Since December 31, 2008, core deposits (total deposits less certificate of deposit accounts) have increased $43.9 million, or 9.2%. As a result, the percentage of certificate deposit accounts to total deposits decreased to 37.8% from 42.0%.

Much of the change in mix of deposit accounts was due to public deposits. During the quarter ended March 31, 2009, the Company’s subsidiary banks were notified by the WPDPC that the failure of a bank in Washington State had resulted in a shortfall in deposits held by Washington State municipalities. To prevent losses to public entities, Washington State requires that all financial institutions that receive public deposits must pledge collateral to the WPDPC and participate in a collateral pool established to protect public deposits that are not covered by FDIC insurance or the assets of the failed bank. As a result, the Company was assessed $239,000 for its share of the shortfall. Subsequent to the assessment, the WPDPC issued a resolution that all public depositaries shall by June 30, 2009 take all measures necessary to fully collateralize its uninsured public deposits at 100%.

In order to comply with the WPDPC’s resolution described above and reduce the Company’s exposure to uninsured public deposits, the Company’s total public deposit balances have decreased to $104.1 million at March 31, 2009 from $132.1 million at December 31, 2008. Public certificate of deposit accounts have decreased $70.0 million and other public deposits accounts have increased $41.9 million. This lowered the Company’s uninsured public deposit accounts to $17.9 million at March 31, 2009 from $125.3 million at December 31, 2008. To compensate for the loss of public deposits, the Company purchased $34 million in brokered deposits during the quarter with terms ranging from six to eighteen months.

Liquidity and Sources of Funds

Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the Federal Home Loan Bank (“FHLB”) of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2009, cash and cash equivalents totaled $92.3 million, or 9.7% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.5 million, or 0.4% of total assets. At March 31, 2009, our banks maintained an uncommitted credit facility with the FHLB of Seattle for $159.6 million of which there were no borrowings outstanding as of March 31, 2009. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $44.8 million as of March 31, 2009.

Capital

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

Stockholders’ equity at March 31, 2009 was $111.9 million compared with $113.1 million at December 31, 2008. During the three months ended March 31, 2009, we declared common stock dividends of $670,000, accrued preferred stock dividends of $300,000, realized a net loss of $594,000, recorded $140,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $143,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 10.5% at March 31, 2009 compared to 11.0% at December 31, 2008. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 12.8% and 14.1%, respectively, at March 31, 2009 compared with 12.5% and 13.7%, respectively, at December 31, 2008.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at March 31, 2009.

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

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the three months ended March 31, 2009, the Company committed to be released to the ESOP 2,315 earned shares and has 35,487 unearned, restricted shares remaining to be released.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since our most recent year-end at December 31, 2008.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate as of March 31, 2009.

(b) Changes in internal control over financial reporting. Based on our assessment, no change in the Company’s internal controls has materially affected, or is reasonably likely to materially affect the Company’s control over financial reporting, and we believe that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

4.1	Form of Certificate for Preferred Stock (3)

4.2	Warrant for purchase (3)

10.1	1998 Stock Option and Restricted Stock Award Plan (4)

10.6	1997 Stock Option and Restricted Stock Award Plan (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (9)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (9)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (9)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (10)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents,(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated September 21, 2006

10.20	2009 Heritage Bank Management Incentive Plan

14.1	Code of Ethics (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.

(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-57513).

(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).

(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.

(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 11, 2009	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Donald J. Hinson
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated September 21, 2006

10.20	2009 Heritage Bank Management Incentive Plan

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002