Form 10-Q
period 2009-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2009-07-31
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-29480

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Fifth Avenue SW, Olympia, WA	98501
(Address of principal executive offices)	(ZIP Code)

(360) 943-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

As of July 20, 2009 there were 6,708,269 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash on hand and in banks	$21,874	$31,478
Interest earning deposits	60,613	29,156
Investment securities available for sale	55,727	31,922
Investment securities held to maturity (market value of $9,595 and $11,079)	10,294	12,081
Loans held for sale	2,431	304
Loans receivable	784,867	808,726
Less: Allowance for loan losses	(23,707)	(15,423)

Loans receivable, net	761,160	793,303
Other real estate owned	301	2,031
Premises and equipment, at cost, net	16,411	15,721
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	3,918	4,168
Prepaid expenses and other assets	12,580	4,453
Deferred federal income taxes, net	4,491	4,526
Intangible assets, net	385	424
Goodwill	13,012	13,012

Total assets	$966,763	$946,145

Liabilities and Stockholders’ Equity
Deposits	$842,103	$824,480
Securities sold under agreement to repurchase	9,163	—
Accrued expenses and other liabilities	4,123	8,518

Total liabilities	855,389	832,998
Stockholders’ equity:
Preferred stock, $1,000 per share liquidation preference, 24,000 shares authorized and outstanding at June 30, 2009 and December 31, 2008	23,426	23,367
Common stock, no par, 15,000,000 shares authorized; 6,708,269 and 6,699,550 shares outstanding at June 30, 2009 and December 31, 2008, respectively	26,776	26,546
Unearned compensation – ESOP and other	(314)	(358)
Retained earnings	61,557	63,240
Accumulated other comprehensive income (loss), net	(71)	352

Total stockholders’ equity	111,374	113,147

Total liabilities and stockholders’ equity	$966,763	$946,145

See Notes to Condensed Consolidated Financial Statements.

ITEM 1. HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$12,637	$13,506	$25,532	$27,674
Taxable interest on investment securities	558	377	1,005	769
Nontaxable interest on investment securities	58	50	113	95
Interest on federal funds sold and interest bearing deposits	56	32	100	120
Dividends on Federal Home Loan Bank stock	—	11	—	19

Total interest income	13,309	13,976	26,750	28,677
INTEREST EXPENSE:
Deposits	2,968	4,508	6,331	10,048
Other borrowings	6	79	6	176

Total interest expense	2,974	4,587	6,337	10,224

Net interest income	10,335	9,389	20,413	18,453
Provision for loan losses	4,540	710	9,790	1,070

Net interest income after provision for loan losses	5,795	8,679	10,623	17,383
NON-INTEREST INCOME:
Gains on sales of loans, net	105	229	202	271
Brokered mortgage income	53	64	92	152
Service charges on deposits	1,030	1,023	2,019	2,013
Rental income	36	81	72	163
Merchant Visa income	769	766	1,451	1,466
Other income	279	111	473	455

Total non-interest income	2,272	2,274	4,309	4,520
NON-INTEREST EXPENSE:
Impairment loss on investment securities	467	1,112	642	1,112
Less: Portion recorded as other comprehensive income	(408)	—	(408)	—

Impairment loss on investment securities, net	59	1,112	234	1,112
Salaries and employee benefits	3,697	3,665	7,528	7,386
Occupancy and equipment	956	954	1,989	1,942
Data processing	428	386	837	770
Marketing	234	195	460	298
Merchant Visa	633	615	1,198	1,177
Professional services	182	163	323	326
State and local taxes	260	239	455	476
Federal deposit insurance	751	119	896	156
Other expense	826	838	1,986	1,613

Total non-interest expense	8,026	8,286	15,906	15,256

Income (loss) before federal income taxes	41	2,667	(974)	6,647
Federal income tax (benefit) expense	(50)	863	(471)	2,183

Net income (loss)	$91	$1,804	$(503)	$4,464

Dividends accrued and discount accreted on preferred shares	330	—	659	—
Net income (loss) applicable to common shareholders	$(239)	$1,804	$(1,162)	$4,464

Earnings (loss) per share:
Basic	$(0.04)	$0.27	$(0.18)	$0.67
Diluted	$(0.04)	$0.27	$(0.18)	$0.67
Dividends declared per common share:	$—	$0.21	$0.10	$0.42

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2009 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2008	24	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Stock option compensation expense	—	—	—	88	—	—	—	88
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	42	—	—	—	42
Share based payment and earned ESOP	—	—	4	185	44	—	—	229
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(85)	—	—	—	(85)
Accretion of preferred stock	—	59	—	—	—	(59)	—	—
Net loss	—	—	—	—	—	(503)	—	(503)
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	(9)	(9)
Cumulative effect of adoption of FAS 115-2 relating to impairment of debt securities, net of tax	—	—	—	—	—	149	(149)	—
Other-than-temporary impairment on securities held-to-maturity, net of tax	—	—	—	—	—	—	(265)	(265)
Cash dividends accrued on preferred stock	—	—	—	—	—	(600)	—	(600)
Cash dividends declared on common stock	—	—	—	—	—	(670)	—	(670)

Balance at June 30, 2009	24	$23,426	6,708	$26,776	$(314)	$61,557	$(71)	$111,374

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income (Loss)	2009	2008	2009	2008
Net income (loss)	$91	$1,804	$(503)	$4,464
Change in fair value of securities available for sale, net of tax of $(81), $(42), $(8), $48	(150)	(77)	(15)	90
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $3, $0	—	—	6	—
Cumulative effect of adoption of FAS 115-2 relating to impairment of debt securities, net of tax of $(80), $0, $(80), $0	(149)	—	(149)	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(143), $0, $(143), $0	(265)	—	(265)	—

Comprehensive income (loss)	$(473)	$1,727	$(926)	$4,554

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(503)	$4,464
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	476	632
Deferred loan fees, net of amortization	(206)	(143)
Provision for loan losses	9,790	1,070
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(12,372)	(2,705)
Recognition of compensation related to ESOP shares and share based payment	229	251
Stock option compensation expense	88	94
Tax provision (benefit) realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	85	(28)
Amortization of intangible assets	39	39
Deferred federal income tax	183	(381)
(Gain) loss on sale of investment securities	(2)	17
Impairment loss on investment securities	234	1,112
Origination of loans held for sale	(12,223)	(7,359)
Gain on sale of loans	(202)	(271)
Proceeds from sale of loans	10,298	7,917
Gain on sale of other real estate owned	(33)	—
Loss (gain) on sale of premises and equipment	1	(1)

Net cash provided by (used in) operating activities	(4,118)	4,708

Cash flows from investing activities:
Loans originated, net of principal payments	20,425	(18,825)
Maturities of investment securities available for sale	5,042	9,788
Maturities of investment securities held to maturity	1,241	752
Purchase of investment securities available for sale	(29,684)	(11,362)
Purchase of investment securities held to maturity	—	(115)
Purchase of premises and equipment	(1,304)	(573)
Purchase of Federal Home Loan Bank Stock	—	(89)
Proceeds from sale of other real estate owned	3,897	—
Proceeds from sale of premises and equipment	113	3
Proceeds from sales of securities available for sale	752	250

Net cash provided by investing activities	482	20,171

Cash flows from financing activities:
Net increase in deposits	17,623	24,709
Net decrease in borrowed funds	—	(9,385)
Repayments of long-term debt	—	(629)
Cash dividends paid	(1,254)	(2,805)
Net increase in securities sold under agreement to repurchase	9,163	—
Proceeds from exercise of stock options	42	212
Tax (provision) benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(85)	28

Net cash provided by financing activities	25,489	12,130

Net increase (decrease) in cash and cash equivalents	21,853	(3,333)

Cash and cash equivalents at beginning of period	60,634	34,463

Cash and cash equivalents at end of period	$82,487	$31,130

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,738	$10,651
Federal income taxes	3,502	3,165
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	2,134	496

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2009 and 2008

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

Our business consists primarily of lending and deposit relationships with small businesses, including agribusiness and their owners in our market area, attracting deposits from the general public and originating for sale or investment purposes first mortgage loans on residential properties located in western and central Washington. We also make permanent and construction loans on residential, commercial and multifamily properties and consumer loans.

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2008 Annual Report on Form 10-K. Except for the adoption of the recently issued accounting pronouncements discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2008 Form 10-K disclosure for the year ended December 31, 2008.

(d.) Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and are included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share. This FSP was effective for the Company as of January 1, 2009 and did not have a material effect on the EPS calculation.

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

FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

All three FSPs discussed herein include substantial additional disclosure requirements. The three FSPs were effective for the Company as of June 30, 2009. FSPs 157-4 and 107-1 did not have a material effect on the Company’s financial statements. As a result of adopting FSP FAS 115-2, the Company recorded $408,000 in impairments not related to credit losses through other comprehensive income rather than through earnings during the three months ended June 30, 2009. For additional information of the cumulative effect of the adoption of FAS 115-2 see Note 5 “Investment Securities”.

On June 30, 2009, the Company adopted FASB Statement No. 165, Subsequent Events. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through July 30, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

NOTE 2. Stockholders’ Equity

(a.) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$91	$1,804	$(503)	$4,464
Dividends accrued and discount accreted on preferred shares	(330)	—	(659)	—

Net income (loss) applicable to common shareholders	(239)	1,804	(1,162)	4,464
Dividends and undistributed earnings allocated to participating securities (1)	—	(19)	(6)	(37)

Earnings (loss) allocated to common shareholders	$(239)	$1,785	$(1,168)	$(4,427)
Basic:
Weighted average common shares outstanding	6,705,979	6,688,620	6,703,288	6,675,368
Less: Restricted stock awards	(89,990)	(89,732)	(89,990)	(82,148)

Total basic weighted average common shares outstanding	6,615,989	6,598,888	6,613,298	6,593,220

Diluted:
Basic weighted average common shares outstanding	6,615,989	6,598,888	6,613,298	6,593,220
Incremental shares from stock options, restricted stock awards and common stock warrant	—	46,492	—	49,042

Weighted average common shares outstanding	6,615,989	6,645,380	6,613,298	6,642,262

(1)	Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividend equivalents are considered participating securities and therefore are included in the two-class method calculation of earnings per share. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are nonforfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. Earnings per share data for the prior period has been revised to reflect the retrospective adoption of the FSP.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2008, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 455,857, as the exercise price was in excess of the market value.

(b.) Dividends

Common Stock. Dividends on common stock from the Company depend, in part, upon receipt of dividends from its subsidiary banks which are the Company’s predominant source of income.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. In addition, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

Preferred Stock. On November 21, 2008, for an aggregate purchase price of $24.0 million in cash, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”) with a related warrant to purchase 276,074 shares of the Company’s common stock for a ten-year period at an exercise price of $13.04 per share. The preferred shares pay a cumulative dividend of 5.0% per annum for the first five years and 9.0% per annum thereafter, if not redeemed within the first five years. The preferred securities can be redeemed at their liquidation preference (which is $1,000 per share), plus all accrued and unpaid dividends. The discount on preferred shares will be accreted over a five-year term. If the preferred shares are redeemed during any period prior to the end of five years the unaccreted portion will be accreted during that period.

NOTE 3. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Compensation expense recognized	$266	$259
Related tax benefit recognized	74	69

As of June 30, 2009, the total unrecognized compensation expense related to non-vested stock awards was $630,000 and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.

The fair value of options granted during the six months ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2009	2.07%	5.00	31%	3.49%	$2.33
June 30, 2008	2.38%	4.50	21%	4.30%	$2.38

NOTE 4. Stock Option and Award Activity

The following table summarizes stock option activity for the six months ended June 30, 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	511,629	$20.58
Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(60,275)	16.98

Outstanding at June 30, 2009	548,000	$19.35	3.3	$—

Exercisable at June 30, 2009	428,915	$21.15	2.4	$—

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, was $4,000 and $162,000, respectively.

The following table summarizes restricted stock award activity for the six months ended June 30, 2009.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	88,560	$21.87
Granted	—	—
Vested	(26,250)	20.11

Outstanding at June 30, 2009	62,310	$22.61

NOTE 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
U.S. Treasury and U.S. Government agencies	$2,991	$66	$—	$3,057
Municipal securities	5,478	111	(22)	5,567
Corporate securities	8,083	96	(26)	8,153
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	38,647	394	(91)	38,950

Totals	$55,199	$667	$(139)	$55,727

December 31, 2008
U.S. Treasury and U.S. Government agencies	$5,230	$109	$—	$5,339
Municipal securities	4,138	75	(7)	4,206
Corporate securities	4,007	107	(1)	4,113
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	18,006	369	(111)	18,264

Totals	$31,381	$660	$(119)	$31,922

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2009
U.S. Treasury and U.S. Government agencies	$282	$13	$—	$295
Municipal securities	1,692	68	—	1,760
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,048	131	(6)	5,173
Private residential collateralized mortgage obligations	3,272	—	(905)	2,367

Totals	$10,294	$212	$(911)	$9,595

December 31, 2008
U.S. Treasury and U.S. Government agencies	$316	$5	$—	$321
Municipal securities	1,695	56	—	1,751
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,791	134	(35)	5,890
Private residential collateralized mortgage obligations	4,279	1	(1,163)	3,117

Totals	$12,081	$196	$(1,198)	$11,079

Available for sale and held to maturity investments with unrealized losses as of June 30, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Municipal securities	$902	$22	$—	$—	$902	$22
Corporate securities	4,051	26	—	—	4,051	26
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	14,962	90	234	7	15,196	97
Private residential collateralized mortgage obligations	2,269	900	98	5	2,367	905

Total temporarily impaired securities	$22,184	$1,038	$332	$12	$22,516	$1,050

Available for sale and held to maturity investments with unrealized losses as of December 31, 2008 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Municipal securities	$404	$7	$—	$—	$404	$7
Corporate securities	1,000	1	—	—	1,000	1
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	1,831	86	2,591	61	4,422	147
Private residential collateralized mortgage obligations	3,055	1,162	—	—	3,055	1,162

Total temporarily impaired securities	$6,290	$1,256	$2,591	$61	$8,881	$1,317

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

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,099	$3,114
Due after one year through three years	9,753	9,900
Due after three years through five years	1,851	1,925
Due after five through ten years	5,836	5,826
Due after ten years	34,660	34,962

Totals	$55,199	$55,727

Securities Held to Maturity	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$70	$70
Due after one year through three years	95	99
Due after three years through five years	632	662
Due after five years through ten years	1,316	1,371
Due after ten years	8,181	7,393

Totals	$10,294	$9,595

At June 30, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million relating to its $9.6 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. In July 2008, the Company redeemed its 1,080,114 shares in the Fund for $1.6 million in cash and securities with a fair value of $7.9 million. This redemption resulted in a loss of $96,000. The securities received, which were mortgage-backed securities and private collateralized mortgage obligations, were classified as “held to maturity” as the Company had the positive intent and ability to hold these securities until they matured. In December 2008, due to continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of

$668,000 on private collateralized mortgage obligations with a carrying value of $856,000 and a fair value of $188,000. In total during 2008, the Company recorded losses of $1.9 million relating to the Fund and the securities received in the redemption of the shares in the Fund. In March 2009, due to continued declines in market value, the Company recorded an impairment charge of $175,000 on private collateralized mortgage obligations with a pre-impairment amortized cost of $181,000 and a fair value of $6,000.

Effective June 30, 2009, the Company adopted FASB FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) or (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FAS 115-2, the Company recorded $408,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $59,000 in impairments related to credit losses through earnings during the three months ended June 30, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses.

For the private collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the six months ended June 30, 2009:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(Dollars in thousands)
December 31, 2008	$668	$—	$668
Additions:
Initial impairments	175	—	175

March 31, 2009	$843	$—	$843
Impact of change in accounting principle (1)	—	229	(229)
Additions:
Initial impairments	467	408	59

June 30, 2009	$1,310	$637	$673

(1)	Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings at December 31, 2008 and March 31, 2009.

The amortized cost and fair value of securities obtained in redemption of the Fund as of June 30, 2009 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	$2,363	$2,439
Private residential collateralized mortgage obligations	3,272	2,367

Totals	$5,635	$4,806

The unrealized losses associated with private collateralized mortgage obligations related to securities backed by residential mortgages. We estimate loss projections for each security by assessing individual loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we concluded that these securities were not other-than-temporarily impaired at June 30, 2009.

Details of private residential collateralized mortgage obligation securities related to redemption of the Fund as of June 30, 2009 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost (1)	Fair Value	Aggregate Unrealized Loss	Year-to-date Change in Unrealized Loss	Year-to-date Impairment Charge (1)	Life-to-date Impairment Charge (1)(2)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$678	$445	$233	$(212)	$29	$—	$28	—	—	—	—	100%
2006	776	212	112	(100)	95	57	222	—	25%	—	—	75%
2005	177	150	89	(61)	(33)	—	—	—	—	—	—	100%
2004 and earlier	10	10	8	(2)	(1)	—	—	43%	—	57%	—	—

Total Alt-A	1,641	817	442	(375)	90	57	250	0%	6%	1%	—	93%
Prime
2008	97	92	70	(22)	(13)	—	—	100%	—	—	—	—
2007	531	198	197	(1)	128	22	137	—	—	—	—	100%
2006	1,272	827	739	(88)	187	104	118	—	—	33%	—	67%
2005	971	602	429	(173)	(99)	5	168	34%	25%	—	—	42%
2004 and earlier	777	736	490	(246)	(36)	—	—	22%	53%	12%	7%	6%

Total Prime	3,648	2,455	1,925	(530)	167	131	423	19%	22%	15%	2%	42%

Totals……	$5,289	$3,272	$2,367	$(905)	$257	$188	$673	14%	18%	11%	2%	55%

(1)	As a result of the cumulative effect adjustment of adopting FAS 115-2, effective June 30, 2009, year-to-date impairment charges decreased $46,000, life-to-date impairment charges decreased $637,000 and amortized cost increased $637,000.
(2)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

NOTE 6. Federal Home Loan Bank Stock

Our banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At June 30, 2009 and December 31, 2008, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $826,000 and $812,000, respectively. At June 30, 2009 and December 31, 2008 the Company had an investment in FHLB stock carried at a cost basis (par value) of $3.6 million.

The Company evaluated its investment for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss during the six months ended June 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 7. Goodwill

Goodwill represents $13.0 million of the Company’s $966.8 million total assets as of June 30, 2009. The goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

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

During the three and six months ended June 30, 2009, due to poor overall economic conditions and declines in the Company’s stock price, the Company determined a triggering event had occurred and conducted an interim impairment test of goodwill. Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the three and six months ended June 30, 2009. Even though there was no goodwill impairment during the three and six months ended June 30, 2009, continued declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

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

(c) Federal Home Loan Bank Stock

FHLB of Seattle stock is not publicly traded, however the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on June 30, 2009 and December 31, 2008 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to book value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

(e) Deposits

For deposits with no contractual maturity, the fair value is equal to the book value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates currently offered by the Company for deposits of similar remaining maturities.

(f) Securities Sold Under Agreement to Repurchase

The fair value of Securities Sold Under Agreement to Repurchase are estimated based on discounting the future cash flows using the market rate currently offered.

(g) Other Financial Instruments

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

The table below presents the book value amount of the Banks’ financial instruments and their corresponding fair values:

	June 30, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)
Financial Assets
Cash on hand and in banks	$21,874	$21,874	$31,478	$31,478
Interest earning deposits	60,613	60,613	29,156	29,156
Investment securities available for sale	55,727	55,727	31,922	31,922
Investment securities held to maturity	10,294	9,595	12,081	11,079
Federal Home Loan Bank stock	3,566	3,566	3,566	3,566
Loans receivable and loans held for sale	787,298	806,269	809,030	831,254

Financial Liabilities
Deposits:
Savings, money market and demand	$515,468	$515,468	$478,086	$478,086
Time certificates	326,635	324,725	346,394	348,139

Total deposits	842,103	840,193	824,480	826,225

Securities sold under agreement to repurchase	9,163	9,163	—	—

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale	$55,727	$—	$55,727	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2009, and the total losses resulting from these fair value adjustments for the six months ended June 30, 2009.

	Fair Value at June 30, 2009				Six Months Ended June 30, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Loans receivable (1)	$20,989	$—	$—	$20,989	$11,416
Investment securities held to maturity (2)	496	—	—	496	234

Total	$21,485	$—	$—	$21,485	$11,650

(1)	The loss on loans receivable disclosed above represents the amount of the specific reserve accrued during the period applicable to loans held at period end, and is included in the provision for loan losses. During the six months ended June 30, 2009 a specific reserve of $11.4 million was recognized on loans receivable identified as impaired to reduce their carrying values to their fair value of $21.0 million. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell.
(2)	Investment securities held to maturity with a carrying amount of $1.1 million were written down to their fair value of $496,000 resulting in an impairment charge of $234,000 to non-interest expense for the six months ended June 30, 2009. Impairment losses recorded were determined using cash flow models.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Disclosure Regarding Forward-Looking Statements Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be incorrect because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. Effective January 8, 1998, our common stock began to trade on the NASDAQ Global Select Market under the symbol “HFWA”.

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$767,710	$12,637	6.60%	$778,023	$13,506	6.98%
Taxable securities	54,060	558	4.14	34,503	377	4.39
Nontaxable securities	6,869	58	3.36	5,653	50	3.55
Interest earning deposits	71,228	56	0.32	5,986	32	2.15
Federal Home Loan Bank stock	3,566	—	0.00	3,233	11	1.41

Total interest earning assets	$903,433	$13,309	5.91%	$827,398	$13,976	6.79%
Non-interest earning assets	64,348			56,664

Total assets	$967,781			$884,062

Interest Bearing Liabilities:
Certificates of deposit	$321,851	$2,059	2.57%	$345,329	$3,123	3.64%
Savings accounts	82,073	206	1.01	90,421	376	1.67
Interest bearing demand and money market accounts	322,468	703	0.87	237,044	1,009	1.71

Total interest bearing deposits	726,392	2,968	1.64	672,794	4,508	2.69
FHLB advances and other borrowings	—	—	—	8,103	79	3.94
Securities sold under agreement to repurchase	2,988	6	0.75	—	—	—

Total interest bearing liabilities	$729,380	$2,974	1.64%	$680,897	$4,587	2.71%
Demand and other non-interest bearing deposits	119,985			108,224
Other non-interest bearing liabilities	5,051			6,194
Stockholders’ equity	113,365			88,747

Total liabilities and stockholders’ equity	$967,781			$884,062

Net interest income		$10,335			$9,389
Net interest spread			4.27%			4.08%
Net interest margin			4.59%			4.55%
Average interest earning assets to average interest bearing liabilities			123.86%			121.52%

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$775,371	$25,533	6.64%	$771,687	$27,674	7.21%
Taxable securities	45,676	1,005	4.44	34,569	769	4.47
Nontaxable securities	6,575	112	3.44	5,285	95	3.61
Interest earning deposits	56,955	100	0.36	9,119	120	2.64
Federal Home Loan Bank stock	3,566	—	0.00	3,230	19	1.21

Total interest earning assets	$888,143	$26,750	6.07%	$823,890	$28,677	7.00%
Non-interest earning assets	68,877			56,837

Total assets	$957,020			$880,727

Interest Bearing Liabilities:
Certificates of deposit	$329,751	$4,307	2.63%	$352,053	$7,064	4.04%
Savings accounts	91,418	516	1.14	86,086	727	1.70
Interest bearing demand and money market accounts	300,534	1,508	1.01	234,000	2,257	1.94

Total interest bearing deposits	721,703	6,331	1.77	672,139	10,048	3.01
FHLB advances and other borrowings	—	—	—	7,872	176	4.50
Securities sold under agreement to repurchase	1,502	6	0.75	—	—	—

Total interest bearing liabilities	$723,205	$6,337	1.77%	$680,011	$10,224	3.02%
Demand and other non-interest bearing deposits	115,062			106,123
Other non-interest bearing liabilities	5,083			6,598
Stockholders’ equity	113,670			87,995

Total liabilities and stockholders’ equity	$957,020			$880,727

Net interest income		$20,413			$18,453
Net interest spread			4.31%			3.98%
Net interest margin			4.64%			4.50%
Average interest earning assets to average interest bearing liabilities			122.81%			121.16%

Earnings Summary

A net loss applicable to common shareholders of $0.04 per diluted common share was recorded for the three months ended June 30, 2009 compared to net income of $0.27 per diluted common share for the three months ended June 30, 2008. Net income for the three months ended June 30, 2009 was $91,000 compared to net income of $1.8 million for the same period in 2008. A net loss applicable to common shareholders of $0.18 per diluted common share was recorded for the six months ended June 30, 2009 compared to net income of $0.67 per diluted common share for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 was $503,000 compared to net income of $4.5 million for the same period in 2008. Earnings for the three and six months ended June 30, 2009 were significantly affected by increased provisioning for loan losses as described below.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2009 increased 10.1% to $10.3 million from $9.4 million for the same quarter in 2008. Net interest income before provision for loan losses for the six months ended June 30, 2009 increased 10.6% to $20.4 million from $18.5 million for the same quarter in 2008. This increase was driven substantially by growth in earning assets and an improved net interest margin. The net interest margin (net interest income divided by average earning assets) increased to 4.59% for the quarter ended June 30, 2009 compared to 4.55% for the quarter ended June 30, 2008. The net interest margin increased to 4.64% for the six months ended June 30, 2009 compared to 4.50% for the six months ended June 30, 2008.

Interest income decreased $667,000 or 4.8%, for the three months ended June 30, 2009 as compared to the second quarter last year and interest expense decreased $1.6 million or 35.2%, during this same period. Interest income decreased $1.9 million or 6.7%, for the six months ended June 30, 2009 as compared to the six months ended last year and interest expense decreased $3.9 million or 38.0%, during this same period. The decline in interest income during both the three and six month periods ended June 30, 2009 primarily was the result of a decline in the average balance of loans outstanding and the yield earned on these loans, partially offset by the increase in the average balance of investment securities outstanding during these periods. Net loans averaged $767.7 million with an average yield of 6.60% for the three months ended June 30, 2009 compared to average net loans of $778.0 million with an average yield of 6.98% for the same period in 2008. Net loans averaged $775.4 million with an average yield of 6.64% for the six months ended June 30, 2009 compared to average net loans of $771.7 million with an average yield of 7.21% for the same period in 2008.

The decline in interest expense during the 2009 period was due to the lower average balance of and lower rate paid on certificates of deposit, as well as the lower rates paid on interest bearing demand and money market accounts. Certificates of deposit averaged $321.9 million with an average cost of 2.57% for the three months ended June 30, 2009 compared to $345.3 million with an average cost of 3.64% for the same period in 2008. Certificates of deposit averaged $329.8 million with an average cost of 2.63% for the six months ended June 30, 2009 compared to $352.1 million with an average cost of 4.04% for the same period in 2008.

Provision for Loan Losses

The provision for loan losses was $4.5 million for the three months ended June 30, 2009, an increase of $3.8 million over the provision for loan losses during the second quarter of 2008 of $710,000. The provision for loan losses was $9.8 million for the six months ended June 30, 2009, an increase of $8.7 million over the provision for loan losses during the six months ended June 30, 2008 of $1.1 million. The increase in the loan loss reserves was a result of management’s continuing assessment of the increased risk in the loan portfolio due to the current economic environment which has led to increases in potential problem loans and loan losses.

Management continues to see weakness specifically within its residential construction portfolio, as well as developing weaknesses in its commercial and industrial portfolio. See “Analysis of Allowance for Loan Losses” for review of factors considered when estimating credit losses.

Non-Interest Income

Non-interest income decreased 0.1% to $2.3 million for the three months ended June 30, 2009 compared with $2.3 million for the same quarter in 2008. Non-interest income decreased 4.7% to $4.3 million for the six months ended June 30, 2009 compared with $4.5 million for the same period in 2008. The decrease for the six months ended was due substantially to a $177,000 gain recognized in the first quarter of 2008 on the redemption of Class B common stock received from the Visa Inc. IPO completed in March 2008.

Non-Interest Expense

Non-interest expense decreased 3.1% to $8.0 million during the three months ended June 30, 2009 compared to $8.3 million for the same period during 2008. Non-interest expense increased 4.3% to $15.9 million during the six months ended June 30, 2009 compared to $15.3 million for the same period during 2008. The decrease for the three months ended was due primarily to a $1.1 million other-than-temporary impairment recognized in the second quarter of 2008 partially offset by a second quarter 2009 increase in FDIC assessment rates and a special assessment resulting in an increase of $632,000. The increase for the six months ended was due substantially to an assessment from the Washington Public Deposit Protection Commission (“WPDPC”) in the amount of $239,000 due to uncollateralized public deposits of a failed bank, costs and net losses in the amount of $199,000 associated with the maintenance and disposal of other real estate owned, increased FDIC assessment rates and a special assessment resulting in an increase in FDIC assessments in the amount of $740,000, and increased marketing expense in the amount of $162,000 resulting primarily from costs associated with a checking account acquisition program. The increase for the six months ended June 30, 2009 was partially offset by an $878,000 reduction in the amount other-than-temporary impairment recognized during the period.

The efficiency ratio for the quarter ended June 30, 2009 was 63.7% compared to 71.1% for the comparable quarter in 2008. The efficiency ratio for the six months ended June 30, 2009 was 64.3% compared to 66.4% for the same period last year. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Effective June 30, 2009, the Company adopted FASB FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FAS 115-2, the Company recorded $408,000 in other-than-temporary impairments not related to credit losses through other comprehensive income rather than through non-interest expense and recorded $59,000 in other-than-temporary impairments related to credit losses to non-interest expense during the three months ended June 30, 2009.

Financial Condition Data

Total assets increased $20.6 million or 2.2%, to $966.8 million as of June 30, 2009 from the December 31, 2008 balance of $946.1 million. Deposits increased $17.6 million or 2.1%, to $842.1 million as of June 30, 2009 from the December 31, 2008 balance of $824.5 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $32.1 million or (4.1%), to $761.2 million as of June 30, 2009 from the December 31, 2008 balance of $793.3 million. Commercial loans continue to be the largest segment of loans at 55.5% and 54.9% as a percentage of total loans as of June 30, 2009 and December 31, 2008, respectively. The Company’s capital position remains strong at 11.52% of total assets as of June 30, 2009, an increase from 9.68% at June 30, 2008.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased to $787.3 million at June 30, 2009 from $809.0 million at December 31, 2008. The largest declines in our loan portfolio occurred in the real estate construction and commercial business portfolios as a result of a combination of construction loan payoffs, prepayment of single-family residential mortgages, and seasonal paydowns of agricultural lines of credit. Due to ongoing weakness in the local real estate markets and continuing stagnation of the economic recovery, management continues to see weakness specifically within its residential construction portfolio, as well as developing weaknesses in its commercial and industrial portfolio.

	At June 30, 2009	% of Total	At December 31, 2008	% of Total
	(Dollars in thousands)
Commercial	$436,599	55.5%	$443,821	54.9%
Real estate mortgages
One-to-four family residential	53,168	6.8	57,535	7.1
Five or more family residential and commercial properties	160,673	20.4	157,542	19.5

Total real estate mortgages	213,841	27.2	215,077	26.6
Real estate construction
One-to-four family residential	62,961	8.0	71,159	8.8
Five or more family residential and commercial properties	52,086	6.5	59,572	7.3

Total real estate construction	115,047	14.5	130,731	16.1
Consumer	23,459	3.0	21,255	2.6

Gross loans	788,946	100.2	810,884	100.2
Less: deferred loan fees	(1,648)	(0.2)	(1,854)	(0.2)

Total loans	$787,298	100.0%	$809,030	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2009	At December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$19,512	$3,397
Restructured loans	3,264	—

Total nonperforming loans	22,776	$3,397
Other real estate owned	301	2,031

Total nonperforming assets	$23,077	$5,428

Accruing loans past due 90 days or more	$—	$664
Potential problem loans	50,505	43,061
Allowance for loan losses	23,707	15,423
Nonperforming loans to total loans	2.90%	0.42%
Allowance for loan losses to total loans	3.02%	1.91%
Allowance for loan losses to nonperforming loans	104.09%	454.02%
Nonperforming assets to total assets	2.39%	0.57%

Nonperforming assets increased to $23.1 million, or 2.39% of total assets, at June 30, 2009 from $5.4 million, or 0.57% of total assets, at December 31, 2008 due to increases in nonperforming loans. The increase in nonperforming loans was primarily attributable to four residential construction borrower relationships totaling approximately $16.1 million being placed on non-accrual status and a restructured commercial loan totaling $3.3 million.

Given the increases in nonperforming loans and current economic conditions we increased our allowance for loan losses to total loans to 3.02% at June 30, 2009 from 1.91% at December 31, 2008. We also had $50.5 million of potential problem loans at June 30, 2009, which are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with the present repayment program. The decrease in other real estate owned is due to the sale of real estate construction property resulting in a gain of $33,000.

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

The following table summarizes the changes in our allowance for loan losses:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$784,867	$797,751
Average total loans outstanding during period (1)	793,027	782,369
Allowance balance at beginning of period	15,423	10,374
Provision for loan losses	9,790	1,070
Charge offs:
Commercial	(1,462)	(90)
Real estate mortgages	—	—
Real estate construction	(3)	(76)
Consumer	(143)	(53)

Total charge offs	(1,608)	(219)

Recoveries:
Commercial	—	—
Real estate mortgages	1	1
Real estate construction	—	—
Consumer	101	18

Total recoveries	102	19

Net charge offs	(1,506)	(200)

Allowance balance at end of period	$23,707	$11,244

Allowance for loan losses to total loans	3.02%	1.41%
Ratio of net charge offs during period to average total loans outstanding	(0.18)%	(0.03)%

(1) Excludes loans held for sale

The allowance for loan losses at June 30, 2009 increased by $8.3 million to $23.7 million from $15.4 million at December 31, 2008. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses is at an appropriate level at June 30, 2009.

Deposit Activities and Borrowings

As indicated in the table below, total deposits increased to $842.1 million at June 30, 2009 from $824.5 million at December 31, 2008.

	At June 30, 2009	% of Total	At December 31, 2008	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$121,309	14.4%	$115,551	14.0%
NOW accounts	197,411	23.4	122,104	14.8
Money market accounts	115,156	13.7	141,716	17.2
Savings accounts	81,591	9.7	98,715	12.0

Total non-maturity deposits	515,467	61.2	478,086	58.0
Certificate of deposit accounts	326,636	38.8	346,394	42.0

Total deposits	$842,103	100.0%	$824,480	100.0%

Since December 31, 2008, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $37.4 million, or 7.8%. As a result, the percentage of certificate deposit accounts to total deposits decreased to 38.8% from 42.0%.

Much of the change in mix of deposit accounts was due to public deposits. During the quarter ended March 31, 2009, the Company’s subsidiary banks were notified by the WPDPC that the failure of a bank in Washington State had resulted in a shortfall in deposits held by Washington State municipalities. To prevent losses to public entities, Washington State now requires that all financial institutions that receive public deposits must pledge collateral to the WPDPC and participate in a collateral pool established to protect public deposits that are not covered by FDIC insurance or the assets of the failed bank. As a result, the Company was assessed $239,000 for its share of the shortfall. Subsequent to the assessment, the WPDPC issued a resolution that all public depositaries shall by June 30, 2009 take all measures necessary to fully collateralize its uninsured public deposits at 100%. In order to comply with the WPDPC’s resolution described above and reduce the Company’s exposure to uninsured public deposits, the Company’s total public deposit balances have decreased to $89.0 million at June 30, 2009 from $132.1 million at December 31, 2008. Public certificate of deposit accounts have decreased $77.9 million and other public deposits accounts have increased $34.8 million. To compensate for the loss of public deposits, the Company purchased $34 million in brokered deposits during the six months ended with terms ranging from six to eighteen months.

During the quarter ended June 30, 2009 the Company began to utilize repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2009 we had securities sold under agreement to repurchase of $9.2 million

Liquidity and Sources of Funds

Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2009, cash and cash equivalents totaled $82.5 million, or 8.5% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.2 million, or 0.3% of total assets. At June 30, 2009, our banks maintained an uncommitted credit facility with the FHLB of Seattle for $157.0 million and an uncommitted credit facility with the Federal Reserve for $59.7 million, of which there were no borrowings outstanding as of June 30, 2009. Our subsidiary banks also maintain advance lines to purchase federal funds totaling $44.8 million as of June 30, 2009.

Capital

On November 21, 2008, for an aggregate purchase price of $24.0 million in cash, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”) with a related warrant to purchase 276,074 shares of the Company’s common stock. The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646,000 and a fair value of $588,000. The issuance of preferred stock significantly increased the Company’s capital levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.

Stockholders’ equity at June 30, 2009 was $111.4 million compared with $113.1 million at December 31, 2008. During the six months ended June 30, 2009, we declared common stock dividends of $670,000, accrued preferred stock dividends of $600,000, realized a net loss of $503,000, recorded $9,000 in unrealized losses on securities available for sale, net of tax, recorded $265,000 in other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $274,000.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 10.3% at June 30, 2009 compared to 11.0% at December 31, 2008. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 12.7% and 14.0%, respectively, at June 30, 2009 compared with 12.5% and 13.7%, respectively, at December 31, 2008.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at June 30, 2009.

Quarterly, we review the potential payment of cash dividends to common shareholders. Our cash dividend analysis and subsequent decision considers two primary variables: capital adequacy and the dividend payout ratio. Due to the current economic volatility, we believe it is necessary to preserve our strong capital position.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the six months ended June 30, 2009, the Company committed to be released to the ESOP 4,629 earned shares and has 33,173 unearned, restricted shares remaining to be released.

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

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

a.	The annual meeting of shareholders of Heritage Financial Corporation was held on April 29, 2009.

b.	The following directors were elected to serve for a term of three years: Gary B. Christensen, John A. Clees, Kimberly T. Ellwanger and Philip S. Weigand.

c.	The number of votes cast for, and withheld from, the election of each director was as follows:

	Yes	Withheld
Gary B. Christensen	5,338,264	60,869
John A. Clees	5,349,686	49,447
Kimberly T. Ellwanger	5,320,618	78,515
Philip S. Weigand	5,344,138	54,995

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.
3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

4.1	Form of Certificate for Preferred Stock (3)

4.2	Warrant for purchase (3)

10.1	1998 Stock Option and Restricted Stock Award Plan (4)

10.6	1997 Stock Option and Restricted Stock Award Plan (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (9)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (9)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (9)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (10)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents (3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated September 21, 2006 (11)

10.20	2009 Heritage Bank Management Incentive Plan (11)

14.1	Code of Ethics (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: July 30, 2009	/s/ Brian L. Vance
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