Form 10-K/A
period 2008-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2009-08-31
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

Commission File Number: 000-29480

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement expected to be dated February 27, 2009 for the 2009 Annual Meeting of Stockholders will be incorporated by reference into Part III of this Form 10-K.

EXPANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2008, initially filed with the Securities and Exchange Commission on February 27, 2009 (“Original Form 10-K”), is being filed to correct the consent provided by the Company’s independent registered public accounting firm and filed as Exhibit 23.0. The consent inadvertently did not include a reference to the Registration Statement on Form S-3 (File No. 333-156271) and has been corrected in this amendment. No other changes to the Original Form 10-K have been made.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August 2009.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.0	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002