Form 10-Q
period 2009-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2009-10-29
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 20, 2009 there were 11,055,658 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2009 and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

	Certifications

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus supplement, the accompanying prospectus and the incorporated documents; future legislative changes in the TARP Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

ITEM 1. HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash on hand and in banks	$17,222	$31,478
Interest earning deposits	121,850	29,156
Investment securities available for sale	60,416	31,922
Investment securities held to maturity (market value of $9,310 and $11,079)	9,785	12,081
Loans held for sale	—	304
Loans receivable	783,175	808,726
Less: Allowance for loan losses	(25,052)	(15,423)

Loans receivable, net	758,123	793,303
Other real estate owned	151	2,031
Premises and equipment, at cost, net	16,339	15,721
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	4,206	4,168
Prepaid expenses and other assets	8,634	4,453
Deferred federal income taxes, net	4,287	4,526
Intangible assets, net	365	424
Goodwill	13,012	13,012

Total assets	$1,017,956	$946,145

Liabilities and Stockholders’ Equity
Deposits	$845,147	$824,480
Securities sold under agreement to repurchase	9,404	—
Accrued expenses and other liabilities	4,848	8,518

Total liabilities	859,399	832,998
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); 24,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	23,456	23,367
Common stock, no par, 15,000,000 shares authorized; 11,055,658 and 6,699,550 shares outstanding at September 30, 2009 and December 31, 2008, respectively	73,546	26,546
Unearned compensation – ESOP and other	(292)	(358)
Retained earnings	61,539	63,240
Accumulated other comprehensive income , net	308	352

Total stockholders’ equity	158,557	113,147

Total liabilities and stockholders’ equity	$1,017,956	$946,145

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$12,583	$13,692	$38,115	$41,366
Taxable interest on investment securities	598	425	1,603	1,194
Nontaxable interest on investment securities	63	51	176	145
Interest on federal funds sold and interest bearing deposits	60	14	161	134
Dividends on Federal Home Loan Bank stock	—	11	—	31

Total interest income	13,304	14,193	40,055	42,870
INTEREST EXPENSE:
Deposits	2,753	4,252	9,084	14,300
Other borrowings	22	85	28	261

Total interest expense	2,775	4,337	9,112	14,561

Net interest income	10,529	9,856	30,943	28,309
Provision for loan losses	4,650	1,760	14,440	2,830

Net interest income after provision for loan losses	5,879	8,096	16,503	25,479
NON-INTEREST INCOME:
Gains on sales of loans, net	42	112	244	384
Brokered mortgage income	28	41	120	193
Service charges on deposits	1,086	1,059	3,104	3,072
Rental income	37	77	109	240
Merchant Visa income	802	819	2,254	2,285
Other income	110	143	583	597

Total non-interest income	2,105	2,251	6,414	6,771
NON-INTEREST EXPENSE:
Impairment loss on investment securities	35	147	677	1,259
Less: Portion recorded as other comprehensive income	(6)	—	(414)	—

Impairment loss on investment securities, net	29	147	263	1,259
Salaries and employee benefits	3,658	3,658	11,186	11,044
Occupancy and equipment	952	954	2,940	2,896
Data processing	433	400	1,270	1,170
Marketing	283	135	743	434
Merchant Visa	671	669	1,869	1,845
Professional services	230	169	554	493
State and local taxes	240	233	695	710
Federal deposit insurance	369	131	1,266	287
Other expense	747	764	2,733	2,378

Total non-interest expense	7,612	7,260	23,519	22,516

Income (loss) before federal income taxes	372	3,087	(602)	9,734
Federal income tax (benefit) expense	60	1,006	(411)	3,189

Net income (loss)	$312	$2,081	$(191)	$6,545

Dividends accrued and discount accreted on preferred shares	330	—	989	—
Net income (loss) applicable to common shareholders	$(18)	$2,081	$(1,180)	$6,545

Earnings (loss) per share:
Basic	$(0.00)	$0.31	$(0.17)	$0.98
Diluted	$(0.00)	$0.31	$(0.17)	$0.98
Dividends declared per common share:	$—	$0.14	$0.10	$0.56

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2008	24	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards granted	—	—	5	—	—	—	—	—
Stock option compensation expense	—	—	—	116	—	—	—	116
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	42	—	—	—	42
Share based payment and earned ESOP	—	—	7	249	66	—	—	315
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(85)	—	—	—	(85)
Accretion of preferred stock	—	89	—	—	—	(89)	—	—
Net loss	—	—	—	—	—	(191)	—	(191)
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	345	345
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax	—	—	—	—	—	149	(149)	—
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(269)	(269)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	29	29
Common stock issuance, net of estimated expenses	—	—	4,341	46,678	—	—	—	46,678
Cash dividends accrued on preferred stock	—	—	—	—	—	(900)	—	(900)
Cash dividends declared on common stock	—	—	—	—	—	(670)	—	(670)

Balance at September 30, 2009	24	$23,456	11,056	$73,546	$(292)	$61,539	$308	$158,557

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income (Loss)	2009	2008	2009	2008
Net income (loss)	$312	$2,081	$(191)	$6,545
Change in fair value of securities available for sale, net of tax of $191, $98, $183, $146	354	182	340	271
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $3, $0	—	—	5	—
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax of $0, $0, $(80), $0	—	—	(149)	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(2), $0, $(145), $0	(4)	—	(269)	—
Accretion of other-than-temporary impairment on securities held-to-maturity, net of tax of $15, $0, $0, $0	29	—	29	—

Comprehensive income (loss)	$691	$2,263	$(235)	$6,816

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(191)	$6,545
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	813	898
Deferred loan fees, net of amortization	(227)	(348)
Provision for loan losses	14,440	2,830
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(7,990)	(4,606)
Recognition of compensation related to ESOP shares and share based payment	315	381
Stock option compensation expense	116	136
Tax provision (benefit) realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	85	(36)
Amortization of intangible assets	59	58
Deferred federal income tax	183	(381)
Gain on sale of investment securities	(2)	—
Impairment loss on investment securities	263	1,259
Origination of loans held for sale	(12,861)	(15,636)
Gain on sale of loans	(244)	(384)
Proceeds from sale of loans	13,409	15,897
(Gain) loss on sale of other real estate owned	(31)	5
Gain on sale of premises and equipment	—	(2)

Net cash provided by operating activities	8,137	6,616

Cash flows from investing activities:
Loans originated, net of principal payments	18,834	(33,369)
Maturities of investment securities available for sale	6,636	11,816
Maturities of investment securities held to maturity	1,920	1,141
Purchase of investment securities available for sale	(35,522)	(13,367)
Purchase of investment securities held to maturity	(101)	(2,335)
Purchase of premises and equipment	(1,537)	(734)
Purchase of Federal Home Loan Bank Stock	—	(289)
Proceeds from sales of other real estate owned	4,045	491
Proceeds from sales of premises and equipment	122	8
Proceeds from sales of securities available for sale	752	2,698

Net cash used in investing activities	(4,851)	(33,940)

Cash flows from financing activities:
Net increase in deposits	20,667	18,785
Net decrease in borrowed funds	—	(433)
Repayments of long-term debt	—	(951)
Cash dividends paid	(1,554)	(3,742)
Net increase in securities sold under agreement to repurchase	9,404	—
Proceeds from common stock issuance, net of estimated expenses	46,678	—
Proceeds from exercise of stock options	42	218
Tax (provision) benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(85)	36

Net cash provided by financing activities	75,152	13,913

Net increase (decrease) in cash and cash equivalents	78,438	(13,411)

Cash and cash equivalents at beginning of period	60,634	34,463

Cash and cash equivalents at end of period	$139,072	$21,052

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$9,532	$15,187
Federal income taxes	3,647	3,165
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	2,134	496
Securities exchanged in redemption-in-kind transaction	—	7,857

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2009 and 2008

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. The deposits of Heritage Bank and Central Valley Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties of Washington State. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market area, attracting deposits from the general public. We also make residential and commercial construction, income property, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State.

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K/A. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2008 Annual Report on Form 10-K/A. Except for the adoption of the recently issued accounting pronouncements discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2008 Form 10-K/A disclosure for the year ended December 31, 2008.

(d.) Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 260-10, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under this topic, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and are included in the basic earnings per share calculation using the two-class method that is described in FASB ASC 260-10, Earnings per Share (EPS). This pronouncement was effective for the Company as of January 1, 2009 and did not have a material effect on the EPS calculation.

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than-temporary impairment standards:

•	FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

•	FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments

•	FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments

FASB ASC 820-10-65, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction between market participants at the measurement date under current market conditions. FASB ASC 820-10-65 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased as well as guidance on identifying circumstances when a transaction may not be considered orderly. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820-10.

FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether, (a) it has the intent to sell the security or (b) it

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into: (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FASB ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

All three pronouncements discussed herein include substantial additional disclosure requirements. The three pronouncements were effective for the Company as of June 30, 2009. FASB ASC 820-10-65 did not have a material effect on the Company’s financial statements. As a result of adopting FASB ASC 320-10-65, the Company recorded $6,000 and $414,000 in impairments not related to credit losses through other comprehensive income rather than through earnings during the three and nine months ended September 30, 2009, respectively. For additional information of the cumulative effect of the adoption of FASB ASC 320-10-65 see Note 5 Investment Securities.

On June 30, 2009, the Company adopted FASB ASC 855-10, Subsequent Events. The ASC establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the ASC defines: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through October 29, 2009, the date the financial statements were issued and determined no subsequent events requiring accrual or disclosure occurred.

NOTE 2. Stockholders’ Equity

(a.) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$312	$2,081	$(191)	$6,545
Dividends accrued and discount accreted on preferred shares	(330)	—	(989)	—

Net income (loss) applicable to common shareholders	(18)	2,081	(1,180)	6,545
Dividends and undistributed earnings allocated to participating securities (1)	—	(12)	(7)	(50)

Earnings (loss) allocated to common shareholders	$(18)	$2,069	$(1,187)	$6,495
Basic:
Weighted average common shares outstanding	7,132,158	6,691,308	6,893,423	6,680,720
Less: Restricted stock awards	(61,461)	(89,876)	(80,146)	(84,743)

Total basic weighted average common shares outstanding	7,070,697	6,601,432	6,813,277	6,595,977

Diluted:
Basic weighted average common shares outstanding	7,070,697	6,601,432	6,813,277	6,595,977
Incremental shares from stock options, restricted stock awards and common stock warrant	—	41,827	—	46,611

Weighted average common shares outstanding	7,070,697	6,643,259	6,813,277	6,642,588

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividend equivalents are considered participating securities and therefore are included in the two-class method calculation of earnings per share. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are nonforfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. Earnings per share data for the prior period has been revised to reflect the retrospective adoption of the ASC.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2008, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 461,112 and 457,621, respectively, as the exercise price was in excess of the market value.

(b.) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s board of directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment. Dividends on common stock from the Company depend substantially upon receipt of dividends from its subsidiary banks, which are the Company’s predominant source of income.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. In addition, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the United States Department of the Treasury (“Treasury”), the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board (the Company’s primary bank regulator) and the FDIC.

Preferred Stock. On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock for a ten-year period at an exercise price of $13.04 per share. Under the terms of the warrant, because our recent offering of common stock, described below, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares.

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

(c.) Common Stock

On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.7 million.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

NOTE 3. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Compensation expense recognized	$352	$389
Related tax benefit recognized	98	104

As of September 30, 2009, the total unrecognized compensation expense related to non-vested stock awards was $624,000 and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.

The fair value of options granted during the nine months ended September 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2009	2.12%	4.93	29%	3.61%	$2.34
September 30, 2008	2.38%	4.50	21%	4.30%	$2.38

NOTE 4. Stock Option and Award Activity

The following table summarizes stock option activity for the nine months ended September 30, 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	511,629	$20.58
Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(63,207)	17.09

Outstanding at September 30, 2009	545,068	$19.35	3.1	$216

Exercisable at September 30, 2009	427,023	$21.16	2.2	$35

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, was $4,000 and $164,000, respectively.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The following table summarizes restricted stock award activity for the nine months ended September 30, 2009.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	88,560	$21.87
Granted	5,000	13.55
Vested	(26,250)	20.11
Forfeited	(1,175)	23.75

Outstanding at September 30, 2009	66,135	$21.90

NOTE 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
U.S. Treasury and U.S. Government agencies	$4,498	$63	$—	$4,561
Municipal securities	6,680	200	—	6,880
Corporate securities	8,075	130	—	8,205
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	40,090	724	(44)	40,770

Total	$59,343	$1,117	$(44)	$60,416

December 31, 2008
U.S. Treasury and U.S. Government agencies	$5,230	$109	$—	$5,339
Municipal securities	4,138	75	(7)	4,206
Corporate securities	4,007	107	(1)	4,113
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	18,006	369	(111)	18,264

Total	$31,381	$660	$(119)	$31,922

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2009
U.S. Treasury and U.S. Government agencies	$264	$15	$—	$279
Municipal securities	1,721	106	—	1,827
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	4,697	197	(3)	4,891
Private residential collateralized mortgage obligations	3,103	64	(854)	2,313

Total	$9,785	$382	$(857)	$9,310

December 31, 2008
U.S. Treasury and U.S. Government agencies	$316	$5	$—	$321
Municipal securities	1,695	56	—	1,751
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,791	134	(35)	5,890
Private residential collateralized mortgage obligations	4,279	1	(1,163)	3,117

Total	$12,081	$196	$(1,198)	$11,079

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Available for sale and held to maturity investments with unrealized losses as of September 30, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	$4,565	$45	$324	$2	$4,889	$47
Private residential collateralized mortgage obligations	109	34	1,694	820	1,803	854

Total temporarily impaired securities	$4,674	$79	$2,018	$822	$6,692	$901

Available for sale and held to maturity investments with unrealized losses as of December 31, 2008 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$404	$7	$—	$—	$404	$7
Corporate securities	1,000	1	—	—	1,000	1
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	1,831	86	2,591	60	4,422	146
Private residential collateralized mortgage obligations	3,055	1,163	—	—	3,055	1,163

Total temporarily impaired securities	$6,290	$1,257	$2,591	$60	$8,881	$1,317

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large pricing spreads in the market for mortgage-related securities. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,104	$3,111
Due after one year through three years	11,245	11,462
Due after three years through five years	1,990	2,089
Due after five through ten years	7,639	7,738
Due after ten years	35,365	36,016

Totals	$59,343	$60,416

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$101	$101
Due after one year through three years	95	99
Due after three years through five years	633	676
Due after five years through ten years	1,292	1,375
Due after ten years	7,664	7,059

Totals	$9,785	$9,310

At June 30, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million related to its $9.6 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. In July 2008, the Company redeemed its 1,080,114 shares in the Fund for $1.6 million in cash and securities with a fair value of $7.9 million. This redemption resulted in a loss of $96,000. The securities received, which were mortgage-backed securities and private residential collateralized mortgage obligations, were classified as “held to maturity” as the Company had the positive intent and ability to hold these securities until they matured. In December 2008, due to continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of $668,000 on private residential collateralized mortgage obligations with a carrying value of $856,000 and a fair value of $188,000. In total during 2008, the Company recorded losses of $1.9 million related to the Fund and the securities received in the redemption of the shares in the Fund.

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) or (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $414,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $263,000 in impairments related to credit losses through earnings during the nine months ended September 30, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses.

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the quarter ended September 30, 2009, two private collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $6,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $29,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 7.0% and 5.9%, respectively.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the nine months ended September 30, 2009:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2008	$668	$—	$668
Additions:
Initial impairments	175	—	175

March 31, 2009	$843	$—	$843
Impact of change in accounting principle (1)	—	229	(229)
Additions:
Initial impairments	467	408	59

June 30, 2009	$1,310	$637	$673
Additions:
Impairments	35	6	29

September 30, 2009	$1,345	$643	$702

(1)	Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings at December 31, 2008 and March 31, 2009.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

Details of private residential collateralized mortgage obligation securities related to redemption of the Fund as of September 30, 2009 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost (1)	Fair Value	Aggregate Unrealized Loss	Year-to-date Change in Unrealized Loss	Year-to-date Impairment Charge (1)	Life-to-date Impairment Charge (1)(2)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$645	$411	$178	$(233)	$7	$20	$47	—	—	—	—	100%
2006	768	224	44	(180)	15	57	222	—	24%	—	—	76%
2005	169	128	90	(38)	(8)	9	9	—	—	—	—	100%
2004 and earlier	9	9	7	(2)	(1)	—	—	—	36%	64%	—	—

Total Alt-A	1,591	772	319	(453)	13	86	278	—	7%	1%	—	92%
Prime
2008	79	75	65	(10)	(2)	—	—	100%	—	—	—	—
2007	503	195	198	3	131	22	137	—	—	—	—	100%
2006	1,204	781	775	(6)	270	104	118	—	—	—	—	100%
2005	942	585	451	(134)	(60)	5	168	30%	—	16%	—	54%
2004 and earlier	738	695	505	(190)	19	—	—	18%	53%	15%	6%	8%

Total Prime	3,466	2,331	1,994	(337)	358	131	423	12%	16%	8%	2%	62%

Totals	$5,057	$3,103	$2,313	$(790)	$371	$217	$701	9%	14%	7%	1%	69%

(1)	As a result of the cumulative effect adjustment of adopting FASB ASC 320-10-65, effective June 30, 2009, year-to-date impairment charges decreased $46,000, life-to-date impairment charges decreased $637,000 and amortized cost increased $637,000.
(2)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

NOTE 6. Federal Home Loan Bank Stock

Our banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At September 30, 2009 and December 31, 2008, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $826,000 and $812,000, respectively. At September 30, 2009 and December 31, 2008 the Company had an investment in FHLB stock carried at a cost basis (par value) of $3.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the nine months ended September 30, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 7. Goodwill

Goodwill represents $13.0 million of the Company’s $1.02 billion total assets as of September 30, 2009. The goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

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

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

During the three and nine months ended September 30, 2009, due to poor overall economic conditions, the Company determined a triggering event had occurred and conducted an interim impairment test of goodwill. Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the three and nine months ended September 30, 2009. Even though there was no goodwill impairment during the three and nine months ended September 30, 2009, continued declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

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

(a) Cash on Hand and in Banks and Interest Earning Deposits

The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value.

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

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on September 30, 2009 and December 31, 2008 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

(e) Deposits

For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates currently offered by the Company for deposits of similar remaining maturities.

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

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

The table below presents the carrying value amount of the Banks’ financial instruments and their corresponding fair values:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$17,222	$17,222	$31,478	$31,478
Interest earning deposits	121,850	121,850	29,156	29,156
Investment securities available for sale	60,416	60,416	31,922	31,922
Investment securities held to maturity	9,785	9,310	12,081	11,079
Federal Home Loan Bank stock	3,566	3,566	3,566	3,566
Loans receivable and loans held for sale	783,175	799,018	809,030	831,254

Financial Liabilities
Deposits:
Savings, money market and demand	$524,381	$524,381	$478,086	$478,086
Time certificates	320,766	319,117	346,394	348,139

Total deposits	$845,147	$843,498	$824,480	$826,225

Securities sold under agreement to repurchase	$9,404	$9,404	—	—

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$60,416	$—	$60,416	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2009, and the total losses resulting from these fair value adjustments for the nine months ended September 30, 2009.

	Fair Value at September 30, 2009				Nine Months Ended September 30, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$23,384	$—	$—	$23,384	$17,768
Investment securities held to maturity (2)	514	—	—	514	263

Total	$23,898	$—	$—	$23,898	$18,031

(1)	The loss on loans receivable disclosed above represents the amount of the specific reserve accrued during the period applicable to loans held at period end, and is included in the provision for loan losses. During the nine months ended September 30, 2009, a specific reserve of $12.9 million was recognized on loans receivable identified as impaired to reduce their carrying values to their fair value of $23.4 million. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell.
(2)	Investment securities held to maturity with a carrying amount of $1.2 million were written down to their fair value of $514,000 resulting in an impairment charge of $263,000 to non-interest expense for the nine months ended September 30, 2009. Impairment losses recorded were determined using cash flow models.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the nine months ended September 30, 2009. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2008 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$761,475	$12,583	6.56%	$795,093	$13,692	6.85%
Taxable securities	59,027	598	4.02	31,550	425	5.36
Nontaxable securities	7,609	63	3.31	5,638	51	3.54
Interest earning deposits	80,333	60	0.30	2,944	14	1.98
Federal Home Loan Bank stock	3,566	—	0.00	3,392	11	1.33

Total interest earning assets	$912,010	$13,304	5.79%	$838,617	$14,193	6.73%
Non-interest earning assets	63,490			59,626

Total assets	$975,500			$898,243

Interest Bearing Liabilities:
Certificates of deposit	$318,146	$1,904	2.37%	$335,209	$2,762	3.28%
Savings accounts	80,131	176	0.87	96,363	428	1.77
Interest bearing demand and money market accounts	321,438	673	0.83	250,682	1,062	1.69

Total interest bearing deposits	719,715	2,753	1.52	682,254	4,252	2.48
FHLB advances and other borrowings	3	—	1.73	10,768	85	3.15
Securities sold under agreement to repurchase	11,675	22	0.75	—	—	—

Total interest bearing liabilities	$731,393	$2,775	1.51%	$693,022	$4,337	2.49%
Demand and other non-interest bearing deposits	121,854			105,598
Other non-interest bearing liabilities	4,618			5,382
Stockholders’ equity	117,635			89,241

Total liabilities and stockholders’ equity	$975,500			$893,243

Net interest income		$10,529			$9,856
Net interest spread			4.28%			4.24%
Net interest margin			4.58%			4.66%
Average interest earning assets to average interest bearing liabilities			124.69%			121.01%

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$770,689	$38,115	6.61%	$779,546	$41,366	7.09%
Taxable securities	50,175	1,603	4.27	33,555	1,194	4.75
Nontaxable securities	6,924	176	3.39	5,404	145	3.58
Interest earning deposits	64,833	161	0.33	7,046	134	2.55
Federal Home Loan Bank stock	3,566	—	0.00	3,284	31	1.25

Total interest earning assets	$896,187	$40,055	5.98%	$828,835	$42,870	6.91%
Non-interest earning assets	67,061			57,773

Total assets	$963,248			$886,608

Interest Bearing Liabilities:
Certificates of deposit	$325,840	$6,211	2.55%	$346,397	$9,827	3.79%
Savings accounts	87,614	692	1.06	89,537	1,155	1.72
Interest bearing demand and money market accounts	307,579	2,181	0.95	239,601	3,318	1.85

Total interest bearing deposits	721,033	9,084	1.68	675,535	14,300	2.83
FHLB advances and other borrowings	1	—	1.73	8,844	261	3.95
Securities sold under agreement to repurchase	4,930	28	0.75	—	—	—

Total interest bearing liabilities	$725,964	$9,112	1.68%	$684,379	$14,561	2.84%
Demand and other non-interest bearing deposits	117,351			107,290
Other non-interest bearing liabilities	4,927			6,526
Stockholders’ equity	115,006			88,413

Total liabilities and stockholders’ equity	$963,248			$886,608

Net interest income		$30,943			$28,309
Net interest spread			4.30%			4.07%
Net interest margin			4.62%			4.56%
Average interest earning assets to average interest bearing liabilities			123.45%			121.11%

Earnings Summary

Including preferred stock dividends, a net loss applicable to common shareholders of $0.003 per diluted common share was recorded for the three months ended September 30, 2009 compared to net income of $0.31 per diluted common share for the three months ended September 30, 2008. Net income for the three months ended September 30, 2009 was $312,000 compared to net income of $2.1 million for the same period in 2008. Including preferred stock dividends, a net loss applicable to common shareholders of $0.17 per diluted common share was recorded for the nine months ended September 30, 2009 compared to net income of $0.98 per diluted common share for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was $191,000 compared to net income of $6.5 million for the same period in 2008. Operations for the three and nine months ended September 30, 2009 were significantly affected by increased provisioning for loan losses as described below.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2009 increased $673,000 or 6.8% to $10.5 million from $9.9 million for the same quarter in 2008. Net interest income before provision for loan losses for the nine months ended September 30, 2009 increased $2.6 million or 9.3% to $30.9 million from $28.3 million for the same quarter in 2008. This increase resulted primarily from by growth in earning assets and reductions in rates paid on deposits. The net interest margin (net interest income divided by average earning assets) decreased to 4.58% for the quarter ended September 30, 2009 compared to 4.66% for the quarter ended September 30, 2008. The net interest margin increased to 4.62% for the nine months ended September 30, 2009 compared to 4.56% for the nine months ended September 30, 2008.

Interest income decreased $889,000 or 6.3%, for the three months ended September 30, 2009 as compared to the third quarter last year and interest expense decreased $1.6 million or 36.0%, during this same period. Interest income decreased $2.8 million or 6.6%, for the nine months ended September 30, 2009 as compared to the nine months ended last year and interest expense decreased $5.4 million or 37.4%, during this same period.

The decline in interest income during both the three and nine month periods ended September 30, 2009 primarily was the result of a decline in the average balance of loans outstanding and the yield earned on these loans, partially offset by the increase in the average balance of investment securities outstanding during these periods. Net loans averaged $761.5 million with an average yield of 6.56% for the three months ended September 30, 2009 compared to average net loans of $795.1 million with an average yield of 6.85% for the same period in 2008. Net loans averaged $770.7 million with an average yield of 6.61% for the nine months ended September 30, 2009 compared to average net loans of $779.5 million with an average yield of 7.09% for the same period in 2008. Net loans declined during these periods primarily due to real estate construction loan payoffs and charge offs exceeding new loan originations

The decline in interest expense during the 2009 period was due to the lower average balance of and lower rates paid on certificates of deposit, as well as the lower rates paid on interest bearing demand and money market accounts. Certificates of deposit averaged $318.1 million with an average cost of 2.37% for the three months ended September 30, 2009 compared to $335.2 million with an average cost of 3.28% for the same period in 2008. Certificates of deposit averaged $325.8 million with an average cost of 2.55% for the nine months ended September 30, 2009 compared to $346.4 million with an average cost of 3.79% for the same period in 2008.

Provision for Loan Losses

The provision for loan losses was $4.7 million for the three months ended September 30, 2009, an increase of $2.9 million over the provision for loan losses during the third quarter of 2008 of $1.8 million. The provision for loan losses was $14.4 million for the nine months ended September 30, 2009, an increase of $11.6 million over the provision for loan losses during the nine months ended September 30, 2008 of $2.8 million. The increase in the provision was a result of management’s continuing assessment of the increased risk in the loan portfolio due to the current economic environment which has led to increases in potential problem loans and loan losses. Management continues to see weakness specifically within its residential construction portfolio, as well as developing weaknesses in its commercial and industrial portfolio. See “Analysis of Allowance for Loan Losses” below for further information on the factors we consider when estimating credit losses.

Non-Interest Income

Non-interest income decreased $146,000 or 6.5% to $2.1 million for the three months ended September 30, 2009 compared with $2.3 million for the same quarter in 2008. Non-interest income decreased $357,000 or 5.3% to $6.4 million for the nine months ended September 30, 2009 compared with $6.8 million for the same period in 2008. The decrease for the nine months ended was due substantially to a decrease in income from mortgage banking operations, decreased gains on Small Business Administration loan sales due to decreased market demand and a decrease in rental income due to vacancies.

Non-Interest Expense

Non-interest expense increased $352,000 or 4.8% to $7.6 million during the three months ended September 30, 2009 compared to $7.3 million for the same period during 2008. Non-interest expense increased $1.0 million or 4.5% to $23.5 million during the nine months ended September 30, 2009 compared to $22.5 million for the same period during 2008. The increase for the three months ended was due primarily to 2009 increases in FDIC assessment rates and increased marketing expenses resulting primarily from costs associated with a checking account acquisition program. The increase for the nine months ended September 30, 2009 was due substantially to an assessment from the Washington Public Deposit Protection Commission (“WPDPC”) in the amount of $239,000 due to uncollateralized public deposits of a failed bank, increased FDIC assessment rates and a special assessment resulting in an increase in FDIC assessments in the amount of $979,000, and increased marketing expense in the amount of $309,000 resulting primarily from costs associated with a checking account acquisition program. The increase for the nine months ended September 30, 2009 also included $263,000 in other-than-temporary impairment losses recognized during the period, a $996,000 reduction from the amount recognized in the same period last year.

The efficiency ratio for the quarter ended September 30, 2009 was 60.3% compared to 60.0% for the comparable quarter in 2008. The efficiency ratio for the nine months ended September 30, 2009 was 63.0% compared to 64.2% for the same period last year. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $414,000 in other-than-temporary impairments not related to credit losses through other comprehensive income rather than through non-interest expense and as discussed above, recorded $263,000 in other-than-temporary impairments related to credit losses to non-interest expense during the nine months ended September 30, 2009.

Financial Condition Data

Total assets increased $71.8 million or 7.6%, to $1.02 billion as of September 30, 2009 from the December 31, 2008 balance of $946.1 million. Deposits increased $20.7 million or 2.5%, to $845.1 million as of September 30, 2009 from the December 31, 2008 balance of $824.5 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $35.2 million or (4.4%), to $758.1 million as of September 30, 2009 from the December 31, 2008 balance of $793.3 million. Commercial loans continue to be the largest segment of loans at 56.6% and 54.9% as a percentage of total loans as of September 30, 2009 and December 31, 2008, respectively.

Total stockholders’ equity increased by $45.4 million or 40.1%, to $158.6 million as of September 30, 2009 from the December 31, 2008 balance of $113.1 million. In September 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The stock was issued at $11.50 per share and net proceeds from the offering was approximately $46.7 million. The Company’s capital position remains strong at 15.58% of total assets as of September 30, 2009, an increase from 11.96% at December 31, 2008.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased to $783.2 million at September 30, 2009 from $809.0 million at December 31, 2008. The largest declines in our loan portfolio occurred in the real estate construction portfolio as a result of a combination of construction loan payoffs and charge offs. As a result of ongoing weakness in the local real estate markets and continuing stagnation of the economic recovery, management continues to see weakness specifically within its residential construction portfolio, as well as developing weaknesses in its commercial and industrial portfolio.

	At September 30, 2009	% of Total	At December 31, 2008	% of Total
	(Dollars in thousands)
Commercial	$443,553	56.6%	$443,821	54.9%
Real estate mortgages
One-to-four family residential	53,686	6.9	57,535	7.1
Five or more family residential and commercial properties	158,670	20.2	157,542	19.5

Total real estate mortgages	212,356	27.1	215,077	26.6
Real estate construction
One-to-four family residential	54,863	7.0	71,159	8.8
Five or more family residential and commercial properties	52,057	6.7	59,572	7.3

Total real estate construction	106,920	13.7	130,731	16.1
Consumer	21,973	2.8	21,255	2.6

Gross loans	784,802	100.2	810,884	100.2
Less: deferred loan fees	(1,627)	(0.2)	(1,854)	(0.2)

Total loans	$783,175	100.0%	$809,030	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2009	At December 31, 2008
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$4,362	$1,176
Real estate mortgages	676	—
Real estate construction	30,644	2,221

Total nonaccrual loans (1)	35,682	3,397

Total nonperforming loans	35,682	3,397
Other real estate owned	151	2,031

Total nonperforming assets	$35,833	$5,428

Accruing loans past due 90 days or more	$710	$664
Potential problem loans	37,346	43,061
Allowance for loan losses	25,052	15,423
Nonperforming loans to total loans	4.56%	0.42%
Allowance for loan losses to total loans	3.20%	1.91%
Allowance for loan losses to nonperforming loans	70.21%	454.02%
Nonperforming assets to total assets	3.52%	0.57%

(1)	$17.1 million of nonaccrual loans were considered troubled debt restructures at September 30, 2009. There were no troubled debt restructures at December 31, 2008.

Nonperforming assets increased to $35.8 million, or 3.52% of total assets, at September 30, 2009 from $5.4 million, or 0.57% of total assets, at December 31, 2008 due to increases in nonperforming loans. The increase in nonperforming loans was primarily attributable to six residential construction borrower relationships totaling approximately $28.6 million and one commercial relationship totaling approximately $2.4 million being placed on non-accrual status. Of the six residential construction borrower relationships one was the Company’s largest lending relationship to one borrower. The loans are to a builder/developer of single-family homes/lots in Pierce County, Washington and are secured by several homes under construction as well as single-family lots ready for sale. Pierce County has had a significant slowdown in homes sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. At September 30, 2009, these loans had an approximate balance of $13.9 million.

Given the increases in nonperforming loans and current economic conditions we increased our allowance for loan losses to total loans to 3.20% at September 30, 2009 from 1.91% at December 31, 2008. We also had $37.3 million of potential problem loans at September 30, 2009, which are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. The decrease in other real estate owned from $2.0 million or $151,000 is due to the sale of real estate construction property.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio. We determine an adequate allowance through our ongoing quarterly loan quality assessments.

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

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table summarizes the changes in our allowance for loan losses:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$783,175	$811,964
Average total loans outstanding during period (1)	790,523	790,035
Allowance balance at beginning of period	15,423	10,374
Provision for loan losses	14,440	2,830
Charge offs:
Commercial	(2,599)	(133)
Real estate mortgages	—	(280)
Real estate construction	(2,160)	(75)
Consumer	(158)	(113)

Total charge offs	(4,917)	(601)

Recoveries:
Commercial	1	—
Real estate mortgages	1	—
Real estate construction	—	—
Consumer	104	25

Total recoveries	106	25

Net charge offs	(4,811)	(576)

Allowance balance at end of period	$25,052	$12,628

Allowance for loan losses to total loans	3.20%	1.56%
Ratio of net charge offs during period to average total loans outstanding	(0.61)%	(0.07)%

(1)	Excludes loans held for sale

The allowance for loan losses at September 30, 2009 increased by $12.4 million to $25.1 million from $15.4 million at December 31, 2008. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses is at an appropriate level at September 30, 2009.

Deposit Activities and Borrowings

As indicated in the table below, total deposits increased to $845.1 million at September 30, 2009 from $824.5 million at December 31, 2008.

	September 30, 2009	% of Total	December 31, 2008	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$122,062	14.4%	$115,551	14.0%
NOW accounts	206,361	24.4	122,104	14.8
Money market accounts	117,286	13.9	141,716	17.2
Savings accounts	78,672	9.3	98,715	12.0

Total non-maturity deposits	524,381	62.0	478,086	58.0
Certificate of deposit accounts	320,766	38.0	346,394	42.0

Total deposits	$845,147	100.0%	$824,480	100.0%

Since December 31, 2008, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $46.3 million, or 9.7%. As a result, the percentage of certificate deposit accounts to total deposits decreased to 38.0% from 42.0%.

A significant reason for the change in mix of deposit accounts is attributable to developments with respect to public deposits. During the quarter ended March 31, 2009, the Company’s subsidiary banks were notified by the WPDPC that the failure of a bank in Washington State had resulted in a shortfall in deposits held by Washington State municipalities. To prevent losses to public entities, Washington State now requires that all financial institutions that receive public deposits must pledge collateral to the WPDPC and participate in a collateral pool established to protect public deposits that are not covered by FDIC insurance or the assets of the failed bank. As a result, the Company was assessed $239,000 for its share of the shortfall. Subsequent to the assessment, the WPDPC issued a resolution that all public depositaries were required by June 30, 2009 take all measures necessary to fully collateralize their uninsured public deposits at 100%. In order to comply with the WPDPC’s resolution described above and reduce the Company’s exposure to uninsured public deposits, the Company’s total public deposit balances have been reduced to $80.4 million at September 30, 2009 from $132.1 million at December 31, 2008. Public certificate of deposit accounts have decreased $87.1 million and other public deposit accounts have increased $35.4 million from December 31, 2008 to September 30, 2009. To compensate for the loss of public deposits, the Company purchased $33.7 million in brokered deposits with terms ranging from six to eighteen months during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009 the Company began to utilize repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2009 we had securities sold under agreement to repurchase of $9.4 million.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2009, cash and cash equivalents totaled $139.1 million, or 13.7% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.2 million, or 0.3% of total assets. At September 30, 2009, our banks maintained an uncommitted credit facility with the FHLB of Seattle for $164.6 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $47.4 million, of which there were no borrowings outstanding as of September 30, 2009. Our subsidiary banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $44.8 million as of September 30, 2009.

Capital

Stockholders’ equity at September 30, 2009 was $158.6 million compared with $113.1 million at December 31, 2008. During the nine months ended September 30, 2009, we declared common stock dividends of $670,000, accrued preferred stock dividends of $900,000, realized a net loss of $191,000, recorded $345,000 in unrealized gains on securities available for sale, net of tax, recorded $269,000 in other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $388,000. On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The shares were issued at $11.50 per share and net proceeds from the sale totaled approximately $46.7 million.

On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock. The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646,000 and a fair value of $588,000. Under the terms of the warrant, because our recent offering of common stock, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares. The issuance of preferred stock significantly increased the Company’s capital levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted quarterly average total assets of at least 3%. Our leverage ratio was 15.1% at September 30, 2009 compared to 11.0% at December 31, 2008. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity, while Tier II capital includes the allowance for loan losses, subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Our Tier I and total risk based capital ratios were 18.9% and 20.2%, respectively, at September 30, 2009 compared with 12.5% and 13.7%, respectively, at December 31, 2008.

During 1992, the FDIC published the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as “well-capitalized”, banks must have a Tier I risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a leverage ratio of at least 5%. Heritage Bank and Central Valley Bank qualified as “well-capitalized” at September 30, 2009.

Quarterly, we review the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s board of directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment and to preserve our strong capital position.

Our capital levels are also slightly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP is repaid principally from the Bank’s contributions to the ESOP. The Bank’s contributions are sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the nine months ended September 30, 2009, the Company committed to be released to the ESOP 6,944 earned shares and has 30,858 unearned, restricted shares remaining to be released.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report for the year-ended at December 31, 2008.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The banks are party to certain legal proceedings incidental to their business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

The current economic recession in the market areas the Company serves may continue to adversely impact its earnings and could increase the credit risk associated with its loan portfolio.

Substantially all of the Company’s loans are to businesses and individuals in the state of Washington, and a continuing decline in the economies of its primary market areas of the south Puget Sound and Yakima Valley regions of Washington could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. In particular, the Puget Sound region has experienced substantial home price declines and increased foreclosures. A series of large Puget Sound-based businesses have implemented substantial employee layoffs and scaled back plans for future growth. Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space vacancies in downtown Seattle. The Yakima Valley has likewise seen increased unemployment and a continued decline in housing prices.

A further deterioration in economic conditions in the market areas the Company serves could result in the following consequences, any of which could have a materially adverse impact on its business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	low cost or non-interest bearing deposits may decrease.

The Company’s loan portfolio is concentrated in loans with a higher risk of loss.

Repayment of the Company’s commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. The Company offers different types of commercial loans to a variety of businesses with an emphasis on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. The Company also originates loans that are guaranteed by the Small Business Administration (SBA) and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of the Company’s commercial business lending activities, it originates agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

The Company’s income property loans, consisting of commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside its control or the control of its borrowers. The Company originates commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of the Company’s commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If the Company forecloses on a commercial and multi-family real estate loan, its holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if the Company makes any errors in judgment in the collectability of its commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with its residential or consumer loan portfolios.

The Company’s construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss.

The Company’s allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Lending money is a substantial part of the Company’s business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which it believes is appropriate to provide for probable losses in its loan portfolio. The amount of this allowance is determined by the Company’s management through a periodic review and consideration of several factors, including, but not limited to:

•	the Company’s general reserve, based on its historical default and loss experience;

•	the Company’s specific reserve, based on its evaluation of non-performing loans and their underlying collateral; and

•	current macroeconomic factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.

If the Company’s allowance for loan losses is not adequate, it may be required to make further increases in its provisions for loan losses and to charge off additional loans, which could adversely affect the Company’s results of operations and its capital.

The Company is experiencing increasing loan delinquencies and credit losses. Generally, the Company’s non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans. In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. If current trends in the housing and real estate markets continue, the Company expects that it will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs, the Company expects that it could severely impact economic conditions in its market areas and that it could experience significantly higher delinquencies and credit losses. As a result, the Company may be required to make further increases in its provision for loan losses and to charge off additional loans in the future, which could adversely affect the Company’s financial condition and results of operations, perhaps materially.

The Company cannot accurately predict the effect of the national economic recession on its future results of operations or the market price of its stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. The Company cannot accurately predict the severity or duration of the current economic recession, which has adversely impacted the markets it serves. Any further deterioration in the economies of the nation as a whole or in its local markets would have an adverse effect, which could be material, on the Company’s business, financial condition, results of operations and prospects, and could also cause the market price of its common stock to decline. While it is impossible to predict how long these recessionary conditions may exist, the economic downturn could continue to present risks for some time for the banking industry and the Company.

Further economic downturns may adversely affect the Company’s investment securities portfolio.

The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products. The Company continues to monitor its investment portfolio for deteriorating collateral values and other-than-temporary impairments. Any other than temporary impairments would adversely affect the Company’s operating results.

If the goodwill the Company has recorded in connection with acquisitions becomes impaired, its earnings and capital could be adversely impacted.

Accounting standards require that the Company account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, the Company’s goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of the Company’s common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.

Continued declines in the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge. Any such impairment charge could have a material adverse affect on the Company’s operating results and capital.

Fluctuating interest rates can adversely affect the Company’s profitability.

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, the Company’s profitability.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased the Company’s costs.

During the second quarter of 2009, the FDIC increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital. This special assessment was calculated based on the insured institution’s assets at June 30, 2009, and was collected on September 30, 2009. Based on the assets of the Company’s subsidiary banks as of June 30, 2009 subject to the FDIC assessment, the special assessments on the Company’s subsidiary banks totaled approximately $437,000. This special assessment is in addition to the regular quarterly risk-based assessment. The FDIC has announced that an additional special assessment in 2009 of up to five basis points is probable.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures. There can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

The Company may grow through future acquisitions, which could, in some circumstances, adversely affect its profitability measures.

The Company may engage in selected acquisitions of financial institutions in the future, which may involve the issuance of additional common stock, including FDIC-assisted transactions. Any such acquisitions and related issuances of stock may have dilutive effect on earnings per share and the percentage ownership of current shareholders. There are risks associated with the Company’s acquisition strategy that could adversely impact the Company’s profitability. These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into the Company, and being unable to profitably deploy funds acquired in an acquisition. Furthermore, the Company cannot provide any assurance as to the extent to which it can continue to grow through acquisitions.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income.

The Company originates and sells mortgage loans as well as broker mortgage loans. Changes in interest rates affect demand for the Company’s loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease the Company’s revenues and net income.

The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect the Company’s earnings and capital levels.

A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, the Company’s earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, the Company relies from time to time on advances from the Federal Home Loan Bank of Seattle and certain other wholesale funding sources to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to it. The Company’s liquidity position could be significantly constrained if it were unable to access funds from the Federal Home Loan Bank of Seattle or other wholesale funding sources.

The Company’s growth or future losses may require it to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support the Company’s operations. At some point need the Company may need to raise additional capital to support continued growth, both internally and through acquisitions.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on the Company’s financial condition and performance. Accordingly, the Company cannot make assurances of its ability to raise additional capital if needed, or if the terms will be acceptable to it. If the Company cannot raise additional capital when needed, the Company’s ability to further expand its operations through internal growth and acquisitions could be materially impaired and the Company’s financial condition and liquidity could be materially and adversely affected.

The Company operates in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including rules and policies applicable to participants in the U.S. Treasury’s Capital Purchase Program.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on its operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on the Company’s financial condition and results of operations. The rules and policies applicable to recipients of capital under the U.S. Treasury’s Capital Purchase Program have been significantly revised and supplemented since the inception of that program, and continue to evolve. Further, the Company’s regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority generally may have a negative impact, which may be material, on the Company’s results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.
3.1	Articles of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

4.1	Form of Certificate for Preferred Stock (3)

4.2	Warrant for purchase (3)

10.1	1998 Stock Option and Restricted Stock Award Plan (4)

10.6	1997 Stock Option and Restricted Stock Award Plan (5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007 (9)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007 (9)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007 (9)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007 (10)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents (3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (12)

10.20	2009 Heritage Bank Management Incentive Plan (11)

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009. (13)

14.1	Code of Ethics (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-8890; 333-88982; 333-88976).
(7)	Incorporated by reference to the Annual Report on Form 10-K dated March 8, 2004.
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 11, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: October 29, 2009	/s/ BRIAN L. VANCE
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