Form 10-K
period 2009-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2010-03-02
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $64,245,035 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2009.

The Registrant had 11,064,893 shares of common stock outstanding as of February 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2009

PART I

ITEM 1.	BUSINESS

General

Heritage Financial Corporation (“Company”) is a bank holding company incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization (“Conversion”).

We are primarily engaged in the business of planning, directing and coordinating the business activities of our wholly owned subsidiaries, Heritage Bank and Central Valley Bank (the “Banks”). Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). During 2004, Heritage Bank changed its charter from a savings bank to a commercial bank. Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King counties in Washington. Central Valley Bank is a Washington-chartered commercial bank whose deposits are insured by the FDIC under the DIF. During 2005, Central Valley Bank changed its charter from a nationally-chartered commercial bank to a state-chartered commercial bank. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas counties in Washington. In June 2006, the Company completed the acquisition of Western Washington Bancorp (“WWB”) and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank on the date of acquisition.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make residential and commercial construction, multi-family and commercial real estate, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State.

In November 2008, the Company completed a sale to the U.S. Department of the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock with an exercise price of $13.04 per share.

In addition, in September 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. As result of the common stock offering, the number of shares of our common stock underlying the above described warrant was reduced by 50% to 138,037 shares.

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank has fourteen full service offices, with seven in Pierce County, five in Thurston County, one in Mason County and one in south King County. Heritage Bank has mortgage origination offices in Thurston County, Mason County, Pierce County and King County, which all operate within banking offices. The mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer residential and commercial construction, multi-family and commercial real estate, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties. Our focus is on commercial business lending with commercial business loans totaling to $408.6 million, or 52.8% of total loans, as of December 31, 2009 and $410.7 million, or 50.9% of total loans, as of December 31, 2008. We continue to provide real estate mortgages and real estate construction loans, both single and multifamily residential and commercial. Real estate mortgages totaled $249.1 million, or 32.2% of total loans, at December 31, 2009, and $248.2 million, or 30.6% of total loans, at December 31, 2008. Real estate construction loans totaled $95.7 million, or 12.4% of total loans, at December 31, 2009, and $130.7 million, or 16.1% of total loans, at December 31, 2008.

Our lending operations are guided by policies and guidelines that are reviewed and approved annually by our board of directors. These policies and guidelines address the types of loans, underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely engage external loan specialists to perform reviews of our loan portfolio to check for credit quality, proper documentation and compliance with laws and regulations.

The following table provides information about our loan portfolio by type of loan for the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	At December 31,
	2009		2008		2007		2006		2005
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance (3)	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business(4)	$408,622	52.8%	$410,657	50.9%	$388,483	49.8%	$367,160	49.0%	$334,133	51.2%
Real estate mortgages
One-to-four family residential(1)	54,448	7.0	57,535	7.1	57,579	7.4	54,644	7.3	53,098	8.1
Multi-family residential and commercial properties(4)	194,613	25.2	190,706	23.5	196,637	25.2	199,652	26.6	190,463	29.2

Total real estate mortgages	249,061	32.2	248,242	30.6	254,217	32.6	254,297	33.9	243,561	37.3
Real estate construction
One-to-four family residential	46,060	6.0	71,159	8.8	82,165	10.6	85,635	11.4	42,245	6.5
Multi-family residential and commercial properties	49,665	6.4	59,572	7.3	40,342	5.2	32,037	4.3	21,355	3.3

Total real estate construction(2)	95,725	12.4	130,731	16.1	122,507	15.8	117,672	15.7	63,600	9.8
Consumer	21,261	2.8	21,255	2.6	16,641	2.1	12,976	1.7	12,855	2.0

Gross loans	774,669	100.2%	810,884	100.2%	781,847	100.3%	752,104	100.3%	654,149	100.3%
Less: deferred loan fees	(1,597)	(0.2)	(1,854)	(0.2)	(2,081)	(0.3)	(2,403)	(0.3)	(1,852)	(0.3)

Total loans receivable and loans held for sale	$773,072	100.0%	$809,030	100.0%	$779,766	100.0%	$749,701	100.0%	$652,297	100.0%

(1)	Includes loans held for sale of $825,000, $304,000, $447,000, $0, and $263,000 as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(2)	Balances are net of undisbursed loan proceeds.
(3)	The June 2006 acquisition of WWB included $41.5 million in total loans.
(4)

Certain loan balances previously categorized as commercial business have been reclassified as multi-family residential and commercial properties. The amounts reclassified were $33.2 million, $32.9 million, $31.0 million, and $25.7 million as of December 31, 2008, 2007, 2006, and 2005, respectively.

The following table presents at December 31, 2009 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$100,796	$113,086	$194,740	$408,622
Real estate construction	71,010	21,098	3,617	95,725

Total	$171,806	$134,184	$198,357	$504,347

Fixed rate loans		$84,516	$181,753	$266,269
Variable or adjustable rate loans		49,668	16,604	66,272

Total		$134,184	$198,357	$332,541

Commercial Business Lending

We offer different types of commercial business loans to a variety of businesses. The types of commercial loans offered are business lines of credit, term equipment financing and term owner-occupied real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”) and the Bank is a “preferred lender” of the SBA. Before extending credit to a business we look closely at the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.

As of December 31, 2009, we had $408.6 million, or 52.8% of our total loans receivable, in commercial business loans. The average loan size is approximately $260,000 with loans generally in amounts of $1.0 million or less.

See “Risk Factors—The Company’s loan portfolio is concentrated in loans with a higher risk of loss—Repayment of the Company’s commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.”

Real Estate Lending

Single-Family Residential Real Estate Lending.    The majority of our one-to four-family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost, of the underlying collateral. Terms typically range from 15 to 30 years. We generally sell most single-family loans in the secondary market. Management determines to what extent we will retain or sell these loans and other fixed rate mortgages in order to control the Bank’s interest rate sensitivity position, growth and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management”.

Multifamily and Commercial Real Estate Lending.    We originate multifamily and commercial real estate loans within our primary market areas. Owner-occupied commercial real estate loans are preferred. Our underwriting standards require that commercial and multifamily real estate loans not exceed 75% of the lower of appraised value at origination or cost, of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.10 times for multifamily loans and 1.15 times for commercial real estate loans. Cash flow coverage is calculated using an interest rate equal to the note rate plus 2%.

Multifamily and commercial real estate loans typically involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by multifamily and commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans are affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review our commercial real estate loan portfolio annually for performance of individual loans, and stress loans for potential changes in interest rates, occupancy, and collateral values.

See “Risk Factors—The Company’s loan portfolio is concentrated in loans with a higher risk of loss—Repayment of the Company’s income property loans, consisting of multi-family and commercial real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside its control or the control of its borrowers.”

Construction Loans.    We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks involved today in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and priced with a variable rate of interest. We require builders to have tangible equity in each construction project, have prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests.

Origination and Sales of Residential Mortgage Loans

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

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $100,000, $200,000, and $300,000 in mortgage loans for others as of December 31, 2009, 2008, and 2007, respectively. We received fee income for servicing activities on mortgage loans of $20,000, $7,000, and $2,000 for the years ended December 31, 2009, 2008 and 2007 respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Residential mortgage loans:
Originated	$16,981	$16,177	$4,963	$8,593	$13,514
Sold	16,460	16,320	4,516	8,856	13,632
Gains on sales of loans, net	$288	$265	$64	$133	$277

Commitments and Contingent Liabilities

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our consolidated financial statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. At December 31, 2009, we had outstanding commitments to extend credit, including letters of credit, in the amount of $173.6 million.

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

Real estate acquired by us is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

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

Classification of Loans.    Federal regulations require that our banks periodically evaluate the risks inherent in their respective loan portfolios. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high possibility of loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount. We also have loans we classify as Watch and Other Assets Especially Mentioned (“OAEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans. Loans classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

The Banks routinely test their problem loans for potential impairment. A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Problem loans that may be impaired are identified using the Banks’ normal loan review procedures, which include post-approval reviews, monthly reviews by credit administration of criticized loan reports, scheduled internal reviews, underwriting during extensions and renewals and the analysis of information routinely received on a borrower’s financial performance.

Impairment is measured using the present value of expected future cash flows, discounted at the loan’s effective interest rate, unless the loan is collateral dependent, in which case impairment is measured using the fair value of the collateral after deducting appropriate collateral disposition costs. Furthermore, when it is practically expedient, impairment is measured by the fair market price of the loan.

Subsequent to an initial measure of impairment, if there is a significant change in the amount or timing of a loan’s expected future cash flows or a change in the value of collateral or market price of a loan, based on new information received, the impairment is recalculated. However, the net carrying value of a loan never exceeds the recorded investment in the loan.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned. The following table provides information about our nonaccrual loans, restructured loans, and other real estate owned for the indicated dates.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$7,266	1,176	$33	$2,801	$684
Real estate mortgages	—	—	—	—	67
Real estate construction	25,288	2,221	949	—	—
Consumer	—	—	39	6	85

Total nonaccrual loans(1)	32,554	3,397	1,021	2,807	836

Restructured loans:
Real estate mortgages	425	—	—	—	—

Total restructured loans	425	—	—	—	—

Total nonperforming loans	32,979	3,397	1,021	2,807	836
Other real estate owned	704	2,031	169	225	371

Total nonperforming assets	$33,683	$5,428	$1,190	$3,032	$1,207

Accruing loans past due 90 days or more	$277	$664	$2,084	$—	$—
Potential problem loans	$45,848	$43,061	$22,023	$5,509	$9,882
Allowance for loan losses	$26,164	$15,423	$10,374	$10,105	$8,496
Nonperforming loans to loans	4.27%	0.42%	0.13%	0.37%	0.13%
Allowance for loan losses to total loans	3.38%	1.91%	1.33%	1.35%	1.30%
Allowance for loan losses to nonperforming loans	79.34%	454.02%	1,016.06%	360.05%	1,016.27%
Nonperforming assets to total assets	3.32%	0.57%	0.13%	0.36%	0.16%

(1)

$17.0 million of nonaccrual loans were considered troubled debt restructures at December 31, 2009. There were no nonaccrual loans considered troubled debt restructures at December 31, 2008, 2007, 2006 or 2005.

Nonaccrual Loans.    Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on nonaccrual. Loans are considered to be impaired and are placed on nonaccrual when there are serious doubts about the collectability of principal or interest. Our policy is to place a loan on nonaccrual when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

The increase in nonaccrual loans was primarily attributable to seven residential construction borrower relationships totaling approximately $24.3 million and one commercial relationship totaling approximately $3.0 million being placed on non-accrual status.

At December 31, 2009, $25.3 million, or 78%, of the total nonaccrual loans were real estate construction loans. Of this amount, $21.3 million were residential acquisition and development loans. Of the remainder, $1.9 million were single-family home construction loans, $1.4 million were commercial construction loans and $0.6 million were raw land loans.

At December 31, 2009, our largest lending relationship to one borrower had nonaccrual loans in the amount of $14.6 million. The loans are to a builder/developer of single-family homes/lots in Pierce County, Washington. Pierce County has had a significant slowdown in home sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. Approximately 68% of total nonaccrual loans relate to borrowers in Pierce County.

Troubled Debt Restructures.    Loans where the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty are identified as a Troubled Debt Restructures (“TDRs”). TDRs are considered impaired and are reported as such.

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms.

Analysis of Allowance for Loan and Lease Losses

Management maintains an allowance for loan and lease losses (“ALLL”) to provide for estimated credit losses inherent in the loan portfolio. The adequacy of the ALLL is monitored through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	Historical loss experience in a number of homogeneous segments of the loan portfolio;

•	The impact of environmental factors, including:

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory; and

•	Effects of changes in credit concentrations.

We calculate an adequate ALLL for the non-classified and classified performing loans in our loan portfolio by applying historical loss factors for homogeneous segments of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on non-accrual and TDR’s, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an adequate ALLL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

While we believe we use the best information available to determine the allowance for loan losses, results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial conditions and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Total loans outstanding at end of period(1)	$772,247	$808,726	$779,319	$749,701	$652,297

Average total loans outstanding during period(1)	$787,527	$795,752	$778,058	$690,287	$613,655

Allowance balance at beginning of period	$15,423	$10,374	$10,105	$8,496	$8,295
Provision for loan losses	19,390	7,420	810	720	810
Allowance acquired through acquisition	—	—	—	749	—
Charge-offs:
Commercial	(2,668)	(144)	(412)	(78)	(630)
Real estate mortgages	(189)	(280)	(67)	(3)	—
Real estate construction	(5,774)	(1,818)	—	—	—
Consumer	(192)	(165)	(94)	(83)	(61)

Total charge-offs	(8,823)	(2,407)	(573)	(164)	(691)

Recoveries:
Commercial	1	1	2	255	65
Real estate mortgages	1	—	5	24	7
Real estate construction	50	—	—	—	—
Consumer	122	35	25	25	10

Total recoveries	174	36	32	304	82

Net (charge-offs) recoveries	(8,649)	(2,371)	(541)	140	(609)

Allowance balance at end of period	$26,164	$15,423	$10,374	$10,105	$8,496

Ratio of net (charge-offs) recoveries during period to average total loans outstanding	(1.10)%	(0.30)%	(0.06)%	0.02%	(0.10)%

(1)	Excludes loans held for sale

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount(2)	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
	(Dollars in thousands)
Commercial	$7,834	52.6%	$2,785	50.7%	$1,999	49.5%	$7,276	48.7%	$6,117	50.9%
Real estate construction	12,480	12.4%	6,587	16.1%	3,839	15.8%	585	15.7%	494	9.8%
Real estate other	5,456	32.2%	5,797	30.6%	4,231	32.6%	2,106	33.9%	1,770	37.3%
Consumer	170	2.8%	254	2.6%	305	2.1%	138	1.7%	115	2.0%
Unallocated	224	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total loans	$26,164	100.0%	$15,423	100.0%	$10,374	100.0%	$10,105	100.0%	$8,496	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)

The Company historically allocated its allowance for loan losses based on the percentages noted in (1) above, however, in 2008, management reclassified 2007 amounts to be consistent with the 2008 allowance for loan losses allocation method which, is based on qualitative and quantitative factors determined for each loan category.

Investment Activities

At December 31, 2009, our investment securities portfolio totaled $104.4 million, which consisted of $90.7 million of securities available for sale and $13.6 million of securities held to maturity. This compares with a total portfolio of $44.0 million at December 31, 2008, which was comprised of $31.9 million of securities available for sale and $12.1 million of securities held to maturity. The increase in the investment portfolio was substantially due to the $46.6 million raised in our common stock offering completed in September 2009 as well as to the $24.0 million raised in our sale of preferred stock to the U.S. Department of the Treasury. The proceeds of these equity transactions were invested in securities until it could be deployed into higher yielding loans. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 4 to the Notes to Consolidated Financial Statements.

At June 30, 2008, the Company recorded an other-than-temporary impairment charge of $1.1 million related to its $9.6 million investment in the AMF Ultra Short Mortgage Fund (the “Fund”). The net asset value of the Fund had declined primarily as a result of the uncertainty in spreads in the bond market for private label mortgage-related securities and credit downgrades to a small percentage of the underlying securities. In July 2008, the Company redeemed its 1,080,114 shares in the Fund for $1.6 million in cash and securities with a fair value of $7.9 million. This redemption resulted in a loss of $96,000. The securities received, which were mortgage-backed securities and private residential collateralized mortgage obligations, were classified as “held to maturity” as the Company had the positive intent and ability to hold these securities until they matured. In December 2008, as a result of continued declines in market value and credit downgrades of specific securities acquired in the redemption, the Company recorded an additional impairment charge of $668,000 on private residential collateralized mortgage obligations with a carrying value of $856,000 and a fair value of $188,000. In total during 2008, the Company recorded losses of $1.9 million related to the Fund and the securities received in the redemption of the shares in the Fund.

In the second quarter of 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the year ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses. The activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the year ended December 31, 2009, is presented in Note 4 to the Notes to Consolidated Financial Statements.

Our investment policy is established by the Board of Directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements our Banks’ lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, some corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S Government agencies	$22,986	25.5%	$5,230	16.7%	$11,529	31.8%
Municipal securities	7,365	8.2%	4,138	13.2%	3,219	8.9%
Corporate securities	10,060	11.2%	4,007	12.7%	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	49,645	55.1%	18,006	57.4%	10,449	28.9%
Equity securities	—	—	—	—	11,003	30.4%

Total	$90,056	100.0%	$31,381	100.0%	$36,200	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2009.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
				(Dollars in thousands)
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
U.S. Treasury and U.S Government agencies	$—	—	$22,959	1.35%	$—	—	$—	—
Municipal securities	938	4.11%	2,242	4.68%	3,783	4.61%	510	4.74%
Corporate securities	2,029	1.81%	8,147	2.16%	—	—	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	—	—	—	—	7,344	3.10%	42,784	3.52%

Total	$2,967	2.53%	$33,348	1.77%	$11,127	3.61%	$43,294	3.53%

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31, 2009		December 31, 2008		December 31, 2007
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S Government agencies	$1,443	10.6%	$316	2.6%	$855	22.0%
Municipal securities	1,618	11.9%	1,695	14.0%	1,595	41.0%
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	8,236	60.4%	5,791	47.9%	1,440	37.0%
Private residential collateralized mortgage obligations	2,339	17.1%	4,279	35.5%	—	—

Total	$13,636	100.0%	$12,081	100.0%	$3,890	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2009.

	One to Five Years		Five to Ten Years		Over Ten Years
	(Dollars in thousands)
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
U.S. Treasury and U.S Government agencies	$270	5.02%	$481	3.80%	$693	3.62%
Municipal securities	1,229	5.39%	482	5.68%	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	—	—	137	7.37%	8,352	4.34%
Private residential collateralized mortgage obligations	—	—	—	—	2,001	4.44%

Total	$1,499	5.32%	$1,100	5.06%	$11,046	4.31%

(1)	Taxable equivalent weighted average yield.

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2009 the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $826,000. At December 31, 2009 the Banks had an investment in FHLB stock carried at a cost basis (par value) of $3.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the year ended December 31, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits management may utilize the use of brokered deposits on an as-needed basis.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition the Company began to utilize repurchase agreements as a supplement to other funding sources during the year ended December 31, 2009.

During the year ended December 31 2009, non-maturity deposits (total deposits less certificate of deposit accounts) increased $58.1 million, or 12.2%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 36.2% from 42.0% during the period. A significant reason for the change in mix of deposit accounts is attributable to developments with respect to public deposits. During the quarter ended March 31, 2009, the Banks were notified by the Washington Public Deposit Protection Commission (“WPDPC”) that the failure of a bank in Washington State had resulted in a shortfall in deposits held by Washington State municipalities. To prevent losses to public entities, Washington State now requires that all financial institutions that receive public deposits must pledge collateral to the WPDPC and participate in a collateral pool established to protect public deposits that are not covered by FDIC insurance or the assets of the failed bank. As a result, the Company was assessed $184,000 for its share of the shortfall. Subsequent to the assessment, the WPDPC issued a resolution that all public depositaries were required by June 30, 2009 to take all measures necessary to fully collateralize their uninsured public deposits at 100%. In order to comply with the WPDPC’s resolution described above and reduce the Company’s exposure to uninsured public deposits, the Company’s total public deposit balances have been reduced to $69.3 million at December 31, 2009 from $132.1 million at December 31, 2008. Public certificate of deposit accounts have decreased $89.5 million and other public deposit accounts have increased $26.7 million from December 31, 2008 to December 31, 2009. To compensate for the loss of public deposits, the Company purchased $22.6 million in brokered deposits with terms ranging from six to eighteen months during the year ended December 31, 2009.

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

Sources of Funds

Deposit Activities.    The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2009		2008		2007
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in Thousands)
Interest bearing demand and money market accounts	$310,860	0.89%	$243,082	1.78%	$216,641	2.56%
Savings	85,541	0.98	92,648	1.70	82,526	1.93
Certificates of deposit	323,696	2.47	343,642	3.62	352,295	4.85

Total interest bearing deposits	720,097	1.61	679,372	2.70	651,462	3.72
Non interest demand deposits	120,107	—	108,386	—	103,790	—

Total deposits	$840,204	1.38%	$787,758	2.32%	$755,252	3.21%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more as of December 31, 2009 (dollars in thousands):

Remaining maturity:
Three months or less	$67,990
Over three months through six months	39,627
Over six months through twelve months	45,760
Over twelve months	—

Total	$153,377

Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB, to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, multifamily mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2009, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $169.1 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $53.4 million, of which there were no advances or borrowings outstanding. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds up to $22.8 million as of December 31, 2009. At December 31, 2009 we had securities sold under agreement to repurchase of $10.4 million which were secured by available for sale investment securities.

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

The following table is a summary of FHLB advances for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)
Balance at period end	$—	$—	$14,990
Average balance during the period	—	6,223	24,296
Maximum amount outstanding at any month end	—	17,100	47,751
Average interest rate:
During the period	—	2.91%	5.55%
At period end	—	—	4.35%

There were no fed funds purchased for the years ended December 31, 2009, 2008 and 2007.

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3,700,000. The terms of the loan included quarterly payments of $345,000, interest at 6.8% and maturing July 2009. The loan was paid off during the year ended December 31, 2008.

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

Heritage Financial.    We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Federal Reserve. The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on them. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes for state nonmember banks such as Heritage Bank and Central Valley Bank.

The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Federal Deposit Insurance Act requires an undercapitalized bank to develop a capital restoration plan, approved by the FDIC, with a guaranty by each company having control of the bank, of the bank’s compliance with the plan.

We are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

We, and any subsidiaries which we may control, are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between our bank subsidiaries and affiliates are subject to numerous restrictions. With some exceptions, we and our subsidiaries are prohibited from tying the provision of various products or services, such as extensions of credit, to other products or services offered by us, or our affiliates.

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets.

Subsidiaries.    Heritage Bank and Central Valley Bank are Washington-chartered commercial banks, the deposits of which are insured by the FDIC. Heritage Bank and Central Valley Bank are subject to regulation by the FDIC and the Division of Banks of the Washington Department of Financial Institutions.

Applicable Federal and State statutes and regulations which govern a bank’s operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations, among other things. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

The Banks are required to file periodic reports with the FDIC and the Division, and are subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of such assets. These examinations must be conducted every 12 months, except that well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

Dividends paid by our subsidiaries provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our Banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions.

Capital Adequacy.    The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.

The Federal Reserve’s risk-based guidelines for bank holding companies establish a two-tier capital framework. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratios under these guidelines at December 31, 2009 were 4% and 8%, respectively. At December 31, 2009, we had risk-based capital ratios of 19.4% and 20.7%, respectively.

The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, we had a leverage ratio of 14.4%.

Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories. This Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its holding companies must guarantee the bank’s compliance with the plan. The liability of a holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of a holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet these standards.

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order. An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances). An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4% (3% in certain circumstances). An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less the 3%. An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets. Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2009, the Banks met the requirements to be classified as “well-capitalized.”

Federal law generally bars institutions which are not well capitalized from soliciting or accepting brokered deposits bearing interest rates significantly higher than prevailing market rates.

Deposit Insurance and Other FDIC Programs.    Each of the Banks is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under new legislation, during the period from October 3, 2008 through December 31, 2013, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect earlier.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

FDIC estimates that the reserve ratio will reach the minimum reserve ratio of 1.15% by 2017 as required by statute.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s. The assessment rate for 2009 is approximately 0.010% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). Eligible entities generally are participants unless they exercised opt out rights in timely fashion. We and our bank subsidiaries did not opt out of these programs.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees certain senior unsecured debt of an eligible entity that is issued not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009) . The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008. The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue certain nonguaranteed debt. Various features of the DGP require applications, additional fees, and approvals. The FDIC has also established a limited, six-month emergency guarantee facility. Under this facility, participating entities can apply to issue FDIC-guaranteed debt during the period October 31, 2009 through April 30, 2010, to be guaranteed through December 31, 2012. For approved applicants, fees of at least 300 basis points will be assigned on a case-by-case basis.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. Other NOW accounts and money market deposit accounts are not covered. TAGP coverage lasts until December 31, 2009 and, unless the participant has opted out of the extension period, during the extension period of January 1, 2010 through June 30, 2010. Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250,000 during the period through December 31, 2009. During the extension period, such fees are 15 basis points for institutions in Risk Category I, 20 basis points for those in Risk Category II and 25 basis points for those in Risk Categories III and IV (Risk Categories are those assigned for deposit insurance purposes).

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

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan (“TARP–CCP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Treasury Department.

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

On November 21, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”) under the TARP-CPP, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock for an aggregate purchase price of $24.0 million in cash. Under the terms of the warrant, because the Company’s September 22, 2009 offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”).

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing regular quarterly cash dividends from the last quarterly cash dividend per share ($0.14) declared on the Common Stock prior to December 12, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties. The restrictions described in this paragraph are set forth in the Purchase Agreement.

In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).

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

•	The federal bank regulators are required to consider the anti-money laundering record of each depository institution in evaluating certain applications including those under the Bank Merger Act.

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

In addition, the GLBA expands the activities in which insured state banks may engage. Under the GLBA, insured state banks are given the ability to engage in financial activities through a subsidiary, as long as the bank and its affiliates meet and comply with certain requirements. First, each bank must be “well capitalized”. Second, the bank must comply with certain capital deduction and financial statement requirements provided under the GLBA. Third, the bank must comply with certain financial and operational safeguards provided under the GLBA. Fourth, the bank must comply with the limits imposed by the GLBA on transactions with affiliates.

Website Access to Company Reports

We post publicly available reports required to be filed with the Securities and Exchange Commission (“SEC”) on our website, www.HF-WA.com, as soon as reasonably practicable after filing such reports with the SEC. The required reports are available free of charge through our website.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. We have posted the text of our code of ethics at www.HF-WA.com in the section titled Investor Information: Corporate Governance. Any waivers of the code of the ethics will be publicly disclosed to shareholders.

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

Employees

We had 222 full-time equivalent employees at December 31, 2009. We experienced an increase of five full-time equivalents during 2009. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers

The following table set forth certain information with respect to the executive officers of Heritage.

EXECUTIVE OFFICERS

Name	Age	Position	Has Served Heritage, Heritage Bank or Central Valley Bank Since
Brian L. Vance	55	President and Chief Executive Officer of Heritage; President and Chief Executive Officer of Heritage Bank; Vice Chairman and Chief Executive Officer of Central Valley Bank	1996
Gregory D. Patjens	60	Executive Vice President, Heritage Bank	1999
Donald J. Hinson	48	Senior Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank	2005
D. Michael Broadhead	64	President of Central Valley Bank	1986
David A. Spurling	56	Senior Vice President and Chief Credit Officer	2001

Biographical Information

Brian L. Vance currently serves as President and Chief Executive Officer of Heritage and Heritage Bank, and Vice Chairman and Chief Executive Officer of Central Valley Bank. Mr. Vance joined Heritage in 1996 as its Executive Vice President and Chief Credit Officer. Effective October 1, 1998, Mr. Vance was appointed President and Chief Operating Officer of Heritage Bank and in March of 2003, he was named President and Chief Executive Officer of Heritage Bank. On October 1, 2006, Mr. Vance was appointed to his current position. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.

Gregory D. Patjens joined Heritage Bank on March 16, 1999. Mr. Patjens was employed for over 25 years with Key Bank and its predecessor, Puget Sound National Bank in positions with responsibilities for a variety of administrative and bank operations functions. Prior to leaving Key Bank, Mr. Patjens was Senior Vice President for Key Services, National Client Services.

Donald J. Hinson became the Senior Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank in September 2007. Prior to that since August 2005, Mr. Hinson was Vice President and Controller at Heritage Bank. Prior to that, he served in the banking practice of local and national accounting firms.

D. Michael Broadhead joined Central Valley Bank in 1986 and has been President of Central Valley Bank since 1990. Heritage acquired Central Valley Bank in March 1999. Previously, Mr. Broadhead held positions with Farmers Home Administration and First Bank and Trust of Idaho. Prior to leaving First Bank and Trust of Idaho, he held the position of Chief Executive Officer.

David A. Spurling is Chief Credit Officer of Heritage Bank. Mr. Spurling attended the University of Washington where he received his Bachelor’s degree in Business Administration in 1981 and his MBA in 1983. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division. He joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He was promoted to the position of Chief Credit Officer in 2007.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

The current economic recession in the market areas we serve may continue to adversely impact its earnings and could increase the credit risk associated with its loan portfolio.

Substantially all of our loans are to businesses and individuals in the state of Washington, and a continuing decline in the economies of our primary market areas of the south Puget Sound and Yakima Valley regions of Washington could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, the Puget Sound region has experienced substantial home price declines and increased foreclosures. A series of large Puget Sound-based businesses have implemented substantial employee layoffs and scaled back plans for future growth. Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space vacancies in downtown Seattle. The Yakima Valley has likewise seen increased unemployment and a continued decline in housing prices.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	low cost or non-interest bearing deposits may decrease.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with an emphasis on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration (SBA) and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

Our income property loans, consisting of commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.    We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.    Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss.

Our allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in its loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the our financial condition and results of operations.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provisions for loan losses and to charge off additional loans, which could adversely affect our results of operations and our capital.

For the year ended December 31, 2009 we recorded a provision of $19.4 million compared to $7.4 million for the year ended December 31, 2008. We also recorded net loan charge-offs of $8.6 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans. In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At December 31, 2009 our total non-performing loans had increased to $33.0 million or 4.3% of total loans compared to $3.4 million or 0.4% of total loans at December 31, 2008. If current trends in the housing and real estate markets continue, we expect that it will continue to experience higher than normal delinquencies and credit losses. Moreover, if a prolonged recession occurs, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

We cannot accurately predict the effect of the national economic recession on our future results of operations or the market price of our stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic recession, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in its local markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our common stock to decline. While it is impossible to predict how long these recessionary conditions may exist, the economic downturn could continue to present risks for some time for the banking industry and our company.

Further economic downturns may adversely affect our investment securities portfolio.

The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products. We continue to monitor our investment portfolio for deteriorating collateral values and other-than-temporary impairments. Any other than temporary impairments would adversely affect our operating results.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be adversely impacted.

Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2009, we had goodwill with a carrying amount of $13.0 million.

Declines in our stock price or a prolonged weakness in the operating environment of the financial services industry may result in a future impairment charge. Any such impairment charge could have a material adverse affect on our operating results and capital.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

The FDIC has increased deposit insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs.

During the second quarter of 2009, the FDIC increased deposit insurance assessment rates generally and imposed a special assessment of five basis points on each insured institution’s total assets less Tier 1 capital. This special assessment was calculated based on the insured institution’s assets at June 30, 2009, and was collected on September 30, 2009. Based on the assets of the Company’s subsidiary banks as of June 30, 2009 subject to the FDIC assessment, the special assessments on the Company’s subsidiary banks totaled approximately $437,000. This special assessment is in addition to the regular quarterly risk-based assessment. In addition, during fourth quarter of 2009, the FDIC approved a final rule requiring institutions to prepay approximately three years of estimated insurance assessments. As a result, as of December 31, 2009, the Company had $5.0 million in prepaid FDIC assessments.

The FDIC deposit insurance fund may suffer additional losses in the future due to bank failures, which may require us to pay additional deposit insurance premiums in order to restore the insurance fund’s reserve ratio. Additional deposit insurance premiums will increase our costs and, if substantial, may materially affect our results of operations and financial condition.

We may grow through future acquisitions, which could, in some circumstances, adversely affect our profitability measures.

We may engage in selected acquisitions of financial institutions in the future, which may involve the issuance of additional common stock, including FDIC-assisted transactions. Any such acquisitions and related issuances of stock may have dilutive effect on earnings per share and the percentage ownership of current shareholders. There are risks associated with our acquisition strategy that could adversely impact our profitability. These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into our company, and being unable to profitably deploy funds acquired in an acquisition. Furthermore, we cannot provide any assurance as to the extent to which we can continue to grow through acquisitions.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income.

We originate and sell mortgage loans as well as broker mortgage loans. Changes in interest rates affect demand for the Company’s loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease our revenues and net income.

The tightening of available liquidity could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle and certain other wholesale funding sources to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to us. Our liquidity position could be significantly constrained if we were unable to access funds from the Federal Home Loan Bank of Seattle or other wholesale funding sources.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support continued internal growth and growth through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including rules and policies applicable to participants in the U.S. Treasury’s Capital Purchase Program.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect the Company’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. The rules and policies applicable to recipients of capital under the U.S. Treasury’s Capital Purchase Program have been significantly revised and supplemented since the inception of that program, and continue to evolve. Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority generally may have a negative impact, which may be material, on our results of operations and financial condition.

Continued deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses of our investment in Federal Home Loan Bank stock.

At December 31, 2009, we owned $3.6 million of stock of the Federal Home Loan Bank of Seattle, or FHLB. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot give assurance that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Our Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the Warrant we issued to the Treasury may be dilutive to holders of our common stock.

The dividends declared on our Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Heritage. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised. The 138,037 shares of common stock underlying the Warrant represent approximately 1.2% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem our Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $1.2 million annually) to 9.0% per annum (approximately $2.2 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market after this offering or from the perception that such sales could occur.

Our board of directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the Nasdaq Stock Market. In addition, the board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2009, Heritage Bank had seven offices located in Tacoma and surrounding areas of Pierce County (all but two of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), one office in south King County (which is leased) and one office in Mason County (which is owned). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with one on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our Banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Banks.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2009, we had approximately 1,192 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 11,057,972 outstanding shares of common stock. The last reported sales price on February 10, 2010 was $14.15 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2009 Quarter ended:
	March 31	June 30	September 30	December 31
High	$12.49	$13.00	$14.20	$14.20
Low	$8.55	$10.53	$10.51	$12.25

	2008 Quarter ended:
	March 31	June 30	September 30	December 31
High	$20.39	$19.00	$15.56	$15.00
Low	$16.75	$15.53	$9.01	$10.00

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s board of directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment and to preserve our strong capital position.

The two most recent fiscal years quarterly cash dividends per common share are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
March 25, 2008	$0.210	April 15, 2008	April 30, 2008
June 24, 2008	$0.210	July 15, 2008	July 30, 2008
September 18, 2008	$0.140	October 15, 2008	October 31, 2008
January 27, 2009	$0.100	February 5, 2009	February 20, 2009

The timing and amount of cash dividends paid on our common stock depends on our earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, our Board decided to suspend our quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment. The primary source for dividends paid to our shareholders is dividends paid to us from Heritage Bank and Central Valley Bank. There are regulatory restrictions on the ability of our subsidiary banks to pay dividends. Under federal regulations, the dollar amount of dividends the banks may pay depends upon their capital position and recent net income. Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Heritage Bank converted to a stock form of ownership and is therefore subject to the limitation described in the preceding sentence.

As a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. The Federal Reserve Board’s policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under Washington law, we are prohibited from paying a dividend if, after making such dividend payment, we would be unable to pay our debts as they become due in the usual course of business, or if our total liabilities, plus the amount that would be needed, in the event we were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made exceed our total assets.

In addition to the legal and regulatory restrictions described above, certain contractual provisions limit our ability to pay dividends on our common stock. The securities purchase agreement between us and the Treasury, pursuant to which we issued our Series A Preferred Stock and Warrant as part of the TARP Capital Purchase Program provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of the Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.14 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or any trust preferred securities then outstanding. In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

The Company does not currently have a stock repurchase plan in place and no stock was repurchased during the fourth quarter of 2009.

The Equity Compensation Plan information contained under Part III, Item 12 of this report is incorporated by reference herein.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2004 and ending December 31, 2009. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as Banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2004, and that all dividends were reinvested in Heritage common stock.

		Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Heritage Financial Corporation	$100.00	$119.76	$125.44	$103.96	$66.78	$75.65
NASDAQ Composite	100.00	102.28	112.81	124.70	59.78	86.87
NASDAQ Bank	100.00	97.69	109.64	86.90	63.36	53.09

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Operations Data:
Net interest income	$41,696	$38,342	$36,621	$35,772	$33,881
Provision for loan losses	19,390	7,420	810	720	810
Non-interest income	8,667	8,824	8,572	7,954	6,630
Non-interest expense	30,895	30,419	28,288	27,082	24,183
Federal income tax (benefit) expense	(503)	2,976	5,387	5,377	5,042
Net income	581	6,351	10,708	10,547	10,476
Net income (loss) applicable to common shareholders	(739)	6,208	10,708	10,547	10,476
Earnings (loss) per common share(1)
Basic	(0.10)	0.93	1.62	1.64	1.69
Diluted	(0.10)	0.93	1.60	1.59	1.64
Dividend payout ratio to common shareholders(2)	(100.0)%	59.5%	51.5%	49.1%	42.0%

Performance Ratios:
Net interest spread	4.25%	4.11%	3.86%	4.30%	4.75%
Net interest margin(3)	4.57%	4.59%	4.50%	4.83%	5.08%
Efficiency ratio(4)	61.34%	64.50%	62.59%	61.94%	59.69%
Return on average assets	0.06%	0.71%	1.23%	1.33%	1.46%
Return on average common equity	(0.72)%	6.98%	12.87%	14.18%	16.13%

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$1,014,859	$946,145	$886,055	$852,893	$751,152
Loans receivable, net	746,083	793,303	768,945	739,596	643,538
Loans held for sale	825	304	447	—	263
Deposits	840,128	824,480	776,280	725,921	636,504
Federal Home Loan Bank advances	—	—	14,990	37,167	39,900
Securities sold under agreement to repurchase	10,440	—	—	—	—
Stockholders’ equity	158,498	113,147	84,967	78,639	66,120
Book value per common share	12.21	13.40	12.79	11.99	10.57
Equity to assets ratio	15.62%	11.96%	9.59%	9.22%	8.80%

Asset Quality Ratios:
Nonperforming loans to loans	4.27%	0.42%	0.13%	0.37%	0.13%
Allowance for loan losses to loans	3.38%	1.91%	1.33%	1.35%	1.30%
Allowance for loan losses to nonperforming loans	79.33%	454.02%	1,016.06%	360.05%	1,016.27%
Nonperforming assets to total assets	3.32%	0.57%	0.13%	0.36%	0.16%

Other Data:
Number of banking offices	20	20	20	20	18
Number of full-time equivalent employees	222	217	224	233	211

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the ASC.
(2)	Dividend payout ratio is declared dividends per common share (excluding stock dividends) divided by basic earnings per common share.
(3)	Net interest margin is net interest income divided by average interest earning assets.
(4)	The efficiency ratio is recurring non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2009 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•

the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;

•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

•	fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•

results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiaries by the Federal Deposit Insurance Corporation , the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules;

•	our ability to control operating costs and expenses;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our branch expansion strategy;

•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•

changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•

other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus supplement, the accompanying prospectus and the incorporated documents; and

•	future legislative changes in the TARP Capital Purchase Program.

Some of these and other factors are discussed in this Form 10-K under the caption “Risk Factors” and elsewhere in this Form 10-K. Such developments could have an adverse impact on our financial position and our results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K, and you should not put undue reliance on any forward-looking statements.

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

We assess the estimated credit losses inherent in our non-classified and classified loan portfolio by considering a number of elements including:

•	Historical loss experience in the portfolio;

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory; and

•	Effects of changes in credit concentrations.

We calculate an allowance for the non-classified and classified portion of our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may record specific provisions for each impaired loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an allowance combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

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

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1 as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Provision for Loan Losses”.

Other Than Temporary Impairments in the Market Value of Investments.    Unrealized losses on investment securities available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

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

When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.

Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in our commercial banking relationships, market expansion and asset quality.

During the period from December 31, 2005 through December 31, 2009 our total assets have grown $263.7 million, or 35.1%, with net loans growing $102.5 million during the period. Our emphasis in growing our commercial business loan portfolio resulted in an increase in commercial loans of $48.8 million, or 13.6%, since 2005. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce County market.

Deposits increased $15.6 million to $840.1 million at December 31, 2009 from $824.5 million at December 31, 2008. From December 31, 2008 to December 31, 2009, non-maturity deposits (total deposits less certificate of deposit accounts) increased $58.1 million, or 12.2%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 36.2% at December 31, 2009 from 42.0% at December 31, 2008. A significant amount of the change in the mix of deposit accounts was a result of the Company reducing its public deposits. In order to comply with new public deposit collateral requirements and reduce the Company’s exposure to uninsured public deposits, management implemented additional measures to manage public deposits. These measures included allowing some public certificate of deposit accounts to run-off and converting others to insured deposit accounts. As a result, total public deposit balances decreased $63 million to $69 million at December 31, 2009 from $132 million at December 31, 2008. The Company’s uninsured public deposit accounts (which are fully collateralized) declined to $0.5 million at December 31, 2009 from $125 million at December 31, 2008.

Equity has increased by $92.4 million since December 31, 2005 due to a combination of earnings and issuances of common and preferred stock. During the period from December 31, 2005 through December 31, 2009, our annual net income increased through 2007 by 2.2% or $232,000 and subsequently decreased in 2009 by 94.6% or $10.1 million, mostly due to the increase in the allowance for loan losses and losses incurred from other than temporarily impaired securities.

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

The following table provides relevant net interest income information for selected periods. The average daily loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$766,346	$50,567	6.60%	$784,514	$54,919	7.00%	$768,015	$60,409	7.87%
Taxable securities	57,666	2,295	3.98	33,970	1,649	4.86	35,409	1,638	4.63
Nontaxable securities	7,421	244	3.29	5,528	197	3.56	4,823	177	3.67
Interest earning deposits	76,921	236	0.31	7,402	152	2.06	2,939	148	5.02
Federal Home Loan Bank stock	3,566	—	—	3,348	31	0.92	3,227	19	0.60

Total interest earning assets	$911,920	$53,342	5.85%	$834,762	$56,948	6.82%	$814,413	$62,391	7.66%
Non-interest earning assets	66,279			58,812			58,254

Total assets	$978,199			$893,574			$872,667

Interest Bearing Liabilities:
Certificates of deposit	$323,696	$7,988	2.47%	$343,642	$12,423	3.62%	$352,295	$17,082	4.85%
Savings accounts	85,541	842	0.98	92,648	1,578	1.70	82,526	1,596	1.93
Interest bearing demand and money market accounts	310,860	2,769	0.89	243,082	4,320	1.78	216,641	5,553	2.56

Total interest bearing deposits	720,097	11,599	1.61	679,372	18,321	2.70	651,462	24,231	3.72
FHLB advances and other borrowings	1	—	1.73	7,850	285	3.63	27,044	1,539	5.69
Securities sold under agreement to repurchase	6,206	46	0.75	—	—	—	—	—	—

Total interest bearing liabilities	$726,304	$11,645	1.60%	$687,222	$18,606	2.71%	$678,506	$25,770	3.80%
Demand and other non-interest bearing deposits	120,107			108,386			103,790
Other non-interest bearing liabilities	5,321			6,372			7,196
Preferred stock	23,413			2,687			—
Stockholders’ equity	126,467			91,594			83,175

Total liabilities and stockholders’ equity	$978,199			$893,574			$872,667

Net interest income		$41,697			$38,342			$36,621
Net interest spread			4.25%			4.11%			3.86%
Net interest margin			4.57%			4.59%			4.50%
Average interest earning assets to average interest bearing liabilities			125.56%			121.47%			120.03%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Years Ended December 31,
	2009 Compared to 2008 Increase (Decrease) Due to			2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$(1,199)	$(3,153)	$(4,352)	$1,155	$(6,645)	$(5,490)
Taxable securities	944	(297)	647	(70)	81	11
Nontaxable securities	62	(15)	47	25	(5)	20
Interest earning deposits	213	(130)	83	91	(87)	4
Federal Home Loan Bank stock	—	(31)	(31)	2	10	12

Interest income	$20	$(3,626)	$(3,606)	$1,203	$(6,646)	$(5,443)

Interest bearing liabilities:
Certificates of deposit	$(492)	$(3,943)	$(4,435)	$(313)	$(4,346)	$(4,659)
Savings accounts	(70)	(666)	(736)	172	(190)	(18)
Interest bearing demand and money market accounts	604	(2,155)	(1,551)	470	(1,703)	(1,233)

Total interest bearing deposits	42	(6,764)	(6,722)	329	(6,239)	(5,910)
FHLB advances and other borrowings	(136)	(149)	(285)	(696)	(558)	(1,254)
Securities sold under agreement to repurchase	46	—	46	—	—	—

Interest expense	$(48)	$(6,913)	$(6,961)	$(367)	$(6,797)	$(7,164)

Results of Operations for the Years Ended December 31, 2009 and 2008

Earnings Summary.    Including preferred stock dividends, a net loss applicable to common shareholders of $0.10 per diluted common share was recorded for the year ended December 31, 2009 compared to net income of $0.93 per diluted common share for the year ended December 31, 2008. Net income for the year ended December 31, 2009 was $581,000 compared to net income of $6.4 million for the same period in 2008. The decrease was primarily the result of a $12.0 million increase in the provision for loan losses partially offset by a $3.4 million increase in net interest income. The Company’s efficiency ratio improved to 61.3% for the year ended December 31, 2009 from 64.5% for the year ended December 31, 2008.

Net Interest Income.    Net interest income increased $3.4 million, or 8.8%, to $41.7 million for the year ended December 31, 2009 compared with the previous year of $38.3 million. The increase in net interest income resulted primarily from a decrease in interest expense due to lower cost of funds partially offset by a decrease in interest income. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2009 decreased 2 basis points to 4.57% from 4.59% for the previous year. Our net interest spread for the year ended December 31, 2009 increased to 4.25% from 4.11% for the prior year.

Total interest income decreased $3.6 million, or 6.3%, to $53.3 million for the year ended December 31, 2009 from $56.9 million for the year ended December 31, 2008 as the yield on interest earning assets decreased to 5.85% for the year ended December 31, 2009 from 6.82% for the year ended December 31, 2008. Total average interest earning assets (including nonaccrual loans) increased by $77.1 million to $911.9 million for the year ended December 31, 2009 from $834.8 million for the year ended December 31, 2008. Nonaccrual loans increased by $29.2 million to $32.6 million at December 31, 2009 from $3.4 million at December 31, 2008.

Total interest expense decreased by $7.0 million, or 37.4%, to $11.6 million for the year ended December 31, 2009 from $18.6 million for the year ended December 31, 2008 as the average rate paid on interest bearing liabilities decreased to 1.60% for the year ended December 31, 2009 from 2.71% for the year ended December 31, 2008. Total interest bearing liabilities increased by $39.1 million to $726.3 million at December 31, 2009 from $687.2 at December 31, 2008.

Provision for Loan Losses.    The provision for loan losses increased $12.0 million, or 161.2%, to $19.4 million for the year ended December 31, 2009 from $7.4 million for the year ended December 31, 2008. The increased provision for loan losses was primarily the result of an increase in impaired loans, an increase in net charge-offs, an increase in the level of performing loans classified as substandard under the Banks’ loan grading system, and uncertainties in the housing market in certain markets of the Pacific Northwest. The Banks had net charge-offs of $8.6 million for the year ended December 31, 2009 compared to net charge-offs of $2.4 million for the year ended December 31, 2008. The ratio of net charge-offs to average total loans outstanding was 1.10% for the year ended December 31, 2009 and 0.30% for the year ended December 31, 2008.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses increased by $10.6 million to $26.2 million at December 31, 2009 from $15.4 million at December 31, 2008. The increased level of the allowance for loan losses was primarily attributable to an increase in impaired loans, an increase in the level of performing loans classified as substandard under the Banks’ grading system and uncertainties in the housing market and economy.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $26.2 million at December 31, 2009 (3.38% of total loans and 79.3% of nonperforming loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see “Item 1, Analysis of the Allowance for Loan and Lease Losses.”

Non-interest Income.    Total non-interest income decreased $157,000, or 1.8%, for the year ended December 31, 2009 compared with the prior year. The decrease was due substantially to a decrease in income from mortgage banking operations in the amount of $56,000 and a decrease in gains on Small Business Administration loan sales in the amount of $36,000 due to decreased market demand and a decrease in rental income in the amount of $141,000 offset by an increase in services charges on deposits due to increased deposits and a lower earnings credit rate in an amount of $96,000.

The decrease in rental income was due primarily to the loss of a tenant formerly occupying office space at the Company’s headquarters. The Company is currently occupying this office space and has no immediate plans to acquire tenants for the space.

Non-interest Expense.    Non-interest expense increased $476,000 or 1.6% to $30.9 million during the year ended December 31, 2009 compared to $30.4 million for the year ended December 31, 2008. The increase was due substantially to an assessment from the Washington Public Deposit Protection Commission (“WPDPC”) in the amount of $184,000 due to uncollateralized public deposits of a failed bank, increased FDIC assessment rates and a special assessment resulting in an increase in FDIC assessments in the amount of $1.2 million, and increased marketing expense in the amount of $288,000 resulting primarily from costs associated with a checking account acquisition program, partially offset by a decrease in impairment losses on investment securities of $1.4 million and a decrease in salaries and employee benefits in the amount of $430,000. The decrease in salaries and employee benefits primarily resulted from a decrease of $589,000 in incentive bonuses.

The $1.9 million impairment loss on investment securities recorded during the year ended December 31, 2008 was the result of the redemption of investments in the AMF Ultra Short Mortgage Fund and subsequent other-than-temporary impairment charge on the private label mortgage securities received in the redemption. The $500,000 net impairment loss on investment securities during the year ended December 31, 2009 was also due to the private label mortgage securities received in the redemption.

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in other-than-temporary impairments not related to credit losses through other comprehensive income rather than through non-interest expense and as discussed above, recorded $500,000 in other-than-temporary impairments related to credit losses to non-interest expense during the year ended December 31, 2009.

The efficiency ratio for the year ended December 31, 2009 was 61.3% compared to 64.5% for the prior year. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Federal Income Tax Expense (Benefit).    The provision for federal income taxes decreased by $3.5 million to a net benefit of $503,000 for the year ended December 31, 2009 from an expense of $3.0 million for the year ended December 31, 2008 primarily as a result of lower income before taxes.

Results of Operations for the Years Ended December 31, 2008 and 2007

Earnings Summary.    Our net income was $6.4 million or $0.93 per diluted common share for the year ended December 31, 2008 compared to $10.71 million or $1.61 per diluted common share for the previous year. The 40.7% decrease in actual net income was mostly due to an increase in our allowance for loan losses of $6.6 million and by losses totaling $1.9 million ($1.3 million net of tax) relating to the Company’s investments in the AMF Ultra Short Mortgage Fund (“the Fund”). These losses resulted from an other-than-temporary impairment charge in the second quarter of 2008 totaling $1.1 million ($0.7 million net of tax), a subsequent third quarter loss on a redemption-in-kind totaling $0.2 million ($95,000 net of tax) in which fund shares were exchanged for a pro-rata share of cash and underlying securities in the fund, and a fourth quarter $0.7 million ($0.4 million net of tax) other-than-temporary impairment charge on eleven of the securities acquired with the redemption-in-kind. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Net Interest Income.    Net interest income increased $1.7 million to $38.3 million for the year ended December 31, 2008 compared with the previous year of $36.6 million. The increase in net interest income resulted primarily from an increase in average loans. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2008 increased to 4.59% from 4.50% for the previous year. The increase in net interest margin is due to the decrease in cost of funds exceeding the decrease in loan yields for the same period. Our net interest spread for the year ended December 31, 2008 increased to 4.11% from 3.86% for the prior year. The average rate of interest earning assets decreased to 6.82% for the year ended December 31, 2008 from 7.66% for the same period 2007 while the average cost of funds decreased to 2.71% for the year ended December 31, 2008 from 3.80% for the same period 2007. Overall, our net interest margin of 4.59% is above the median for West Coast publicly traded commercial banks of 4.02% as reported by D.A. Davidson and Companies for the period ended September 30, 2008.

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

Non-interest Income.    Total non-interest income increased $252,000, or 2.9%, for the year ended December 31, 2008 compared with the prior year. Loan sale gains increased $371,000 from the prior year while brokered mortgage income decreased $464,000 from the prior year. This change is due to a decrease in mortgage volumes resulting from lower mortgage loan demand compared to the prior year and higher volumes of SBA and conventional loan sales. Merchant visa income increased $170,000, or 5.9%, due to increased business volumes. Service charges on deposits also increased by $305,000, or 8.0%, due to our continued focus on growing our deposit relationships and a decrease in the earnings credit rate.

Non-interest Expense.    Total non-interest expense increased $2.1 million, or 7.5%, for the year ended December 31, 2008 compared to the prior year. The increase is mostly related to the result of the loss on impairment of the Fund. Salaries and employee benefits decreased $75,000, mostly due to a decrease in full time employees. Merchant Visa expenses increased by $158,000, or 6.8%. The increase was in line with the increase in business volumes as well as Merchant Visa income. Other operating expenses increased by $161,000, or 5.3%, due to various increases in other expenses.

Federal Income Tax Expense.    The provision for federal income taxes decreased by $2.4 million to $3.0 million for the year ended December 31, 2008 from $5.4 million for the year ended December 31, 2007 primarily as a result of lower income before taxes.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2009, cash and cash equivalents totaled $107.2 million, or 10.6% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.0 million, or 0.3% of total assets. At December 31, 2009, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $169.1 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $53.4 million, of which there were no borrowings outstanding as of December 31, 2009. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of December 31, 2009. As of December 31, 2009, there were no overnight federal funds purchased.

During 2009 total assets grew $68.7 million with interest earning deposits increasing $58.0 million, investment securities increasing $60.4 million and net loans decreasing by $47.2 million over the prior year-end. This growth was funded primarily through a decrease in loans, increase in deposits and a common stock offering. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire non-interest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Stockholders’ equity at December 31, 2009 was $158.5 million compared with $113.1 million at December 31, 2008. During the year ended December 31, 2009, we declared common stock dividends of $670,000, accrued preferred stock dividends of $1.2 million, realized net income of $581,000, recorded $90,000 in unrealized gains on securities available for sale, net of tax, recorded $526,000 in other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $504,000. On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The shares were issued at $11.50 per share and net proceeds from the sale totaled approximately $46.6 million.

On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock. The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646,000 and a fair value of $588,000. Under the terms of the warrant, because our offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares. The issuance of preferred stock significantly increased the Company’s capital levels. The preferred stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter if not redeemed first.

We, and the Banks, are subject to various regulatory capital requirements. As of December 31, 2009, we, and the Banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs.

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s Board of Directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment and to preserve our strong capital position.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the year ended December 31, 2009, the Company has allocated or committed to be released to the ESOP 9,258 earned shares and has 28,544 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $393,000 at December 31, 2009.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2009:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$265,177	$33,322	$5,414	$—	$536,215	$840,128
Operating leases	532	883	232	972	—	2,619
Purchase obligations(2)	158	—	—	—	—	158

Total contractual obligations	$265,867	$34,205	$5,646	$972	$536,215	$842,905

(1)	Represents interest bearing and non-interest bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

Asset/Liability Management

Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: selling most long term, fixed rate, single-family residential mortgage loan originations; originating commercial loans and residential construction loans at variable interest rates repricing for terms generally one year or less; and offering non-interest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of non-interest bearing demand deposits, low interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 14.52% and a positive 4-12 month “gap” of 9.72% as of December 31, 2009. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2009 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	3-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$225,824	$85,979	$292,873	$144,513	$25,480	$774,669
Investment securities	7,080	9,864	62,590	19,969	4,869	104,372
FHLB and Federal Reserve Stock	3,566	—	—	—	—	3,566
Interest earning deposits	87,075	50	—	—	—	87,125

Total interest earning assets	$323,545	$95,893	$355,463	$164,482	$30,349	$969,732

Interest Bearing Liabilities:
Total interest bearing deposits	$182,325	$142,443	$382,191	$—	$—	$706,959

Total interest bearing liabilities	$182,325	$142,443	$382,191	$—	$—	$706,959

Rate sensitivity gap	$141,220	$(46,550)	$(26,728)	$164,482	$30,349	$262,773
Cumulative rate sensitivity gap:
Amount	141,220	94,670	67,942	232,424	262,773
As a percentage of total interest earning assets	14.56%	9.76%	7.01%	23.97%	27.10%

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

Neither we, nor the Banks, maintain a trading account for any class of financial instrument, nor do we, or they, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Banks, are subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2009. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2010	2011	2012	2013- 2014	After 2014	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$2,967	$12,524	$20,202	$2,050	$65,778	$103,521
Weighted average interest rate	2.43%	1.20%	2.06%	4.04%	4.69%
Adjustable Rate	—	—	—	—	851	851
Weighted average interest rate	—	—	—	—	3.26%

Totals	2,967	12,524	20,202	2,050	66,629	$104,372	$104,381
Loans
Amounts maturing:
Fixed rate	$54,913	$40,675	$20,184	$48,180	$157,394	$321,346
Weighted average interest rate	6.43%	5.44%	7.41%	6.90%	6.44%
Adjustable rate	164,095	7,932	8,063	41,168	232,065	453,323
Weighted average interest rate	5.65%	6.53%	6.65%	6.47%	6.74%

Totals	$219,008	$48,607	$28,247	$89,348	$389,459	$774,669	$789,517
Certificates of Deposit
Amounts maturing:
Fixed rate	$265,177	$29,533	$3,790	$5,413	$—	$303,913	$304,542
Weighted average interest rate	2.26%	1.94%	3.93%	3.09%	—

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included in this Item 9A.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited Heritage Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 2, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 2, 2010

(c) Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held May 5, 2010 (“Proxy Statement”).

For information regarding the executive officers of the Company, see “Item 1. Business—Executive Officers.”

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

Board of Directors has adopted a written Code of Ethics that applies to our directors, officers and employees. You may obtain a copy of the Code of Ethics free of charge by writing to: Kaylene M. Lahn, Secretary, Heritage Financial Corporation, Inc., 201 Fifth Avenue S.W., Olympia, Washington 98501, or by calling (360) 943-1500. In addition, our Code of Ethics is available on our website at www.hf-wa.com.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2009, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	604,547	$19.34	536,951

For information concerning security ownership of certain beneficial owners and management, see “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated as part of this document by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

For information concerning certain relationships and related transactions, see “Meetings and Committees of the Board of Directors and Corporate Governance Matters” of the Proxy Statement, which is incorporated as part of this document by reference.

Our common stock is listed on the Nasdaq Global Select Market. In accordance with Nasdaq requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that eight of our ten directors are independent. Directors Charneski, Christensen, Clees, Ellwanger, Fluetsch, Jensen, Lyon and Weigand are all independent. Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Heritage Bank, and Donald V. Rhodes, the Chairman of Heritage Financial Corporation and its financial institution subsidiaries and the former President and Chief Executive Officer of Heritage Financial Corporation and Heritage Bank, are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “Audit Fees” in the Proxy Statement, which is incorporated as part of this document by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES—

(a)(1) The Consolidated Financial Statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or notes.

(3) Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

14.0	Code of Ethics and Conduct Policy

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

Exhibit No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2010.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March 2010.

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

December 31, 2009, 2008, and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 2, 2010

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

(Dollars in thousands, except per share amounts)

	2009	2008
A S S E T S
Cash on hand and in banks	$20,106	$31,478
Interest earning deposits	87,125	29,156
Investment securities available for sale	90,736	31,922
Investment securities held to maturity (market value of $13,645 and $11,079)	13,636	12,081
Loans held for sale	825	304
Loans receivable	772,247	808,726
Less: Allowance for loan losses	(26,164)	(15,423)

Loans receivable, net	746,083	793,303
Other real estate owned	704	2,031
Premises and equipment, at cost, net	16,394	15,721
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	4,018	4,168
Prepaid expenses and other assets	9,175	4,453
Deferred Federal income taxes, net	9,133	4,526
Intangible assets, net	346	424
Goodwill	13,012	13,012

Total assets	$1,014,859	$946,145

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$840,128	$824,480
Securities sold under agreement to repurchase	10,440	—
Accrued expenses and other liabilities	5,793	8,518

Total liabilities	856,361	832,998

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); 24,000 shares issued and outstanding at December 31, 2009 and December 31, 2008	23,487	23,367
Common stock, no par, 15,000,000 shares authorized; 11,057,972 and 6,699,550 shares outstanding at December 31, 2009 and 2008, respectively	73,534	26,546
Unearned compensation—ESOP and other	(270)	(358)
Retained earnings	61,980	63,240
Accumulated other comprehensive income (loss), net	(233)	352

Total stockholders’ equity	158,498	113,147

Total liabilities and stockholders’ equity	$1,014,859	$946,145

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share amounts)

	2009	2008	2007
Interest income:
Interest and fees on loans	$50,567	$54,919	$60,409
Taxable interest on investment securities	2,295	1,649	1,638
Nontaxable interest on investment securities	244	197	177
Interest on federal funds sold and interest earning deposits	235	152	148
Dividends on Federal Home Loan Bank stock	—	31	19

Total interest income	53,341	56,948	62,391

Interest expense:
Deposits	11,598	18,321	24,231
Other borrowings	47	285	1,539

Total interest expense	11,645	18,606	25,770

Net interest income	41,696	38,342	36,621
Provision for loan losses	19,390	7,420	810

Net interest income after provision for loan losses	22,306	30,922	35,811

Non-interest income:
Gains on sales of loans, net	422	435	64
Brokered mortgage income	156	212	676
Service charges on deposits	4,191	4,095	3,790
Rental income	144	285	324
Merchant Visa income	3,008	3,039	2,869
Other income	746	758	849

Total non-interest income	8,667	8,824	8,572

Non-interest expense:
Impairment loss on investment securities	1,330	1,927	—
Less: Portion recorded as other comprehensive income	(830)	—	—

Impairment loss on investment securities, net	500	1,927	—
Salaries and employee benefits	14,259	14,689	14,764
Occupancy and equipment	3,928	3,855	4,098
Data processing	1,681	1,575	1,572
Marketing	990	702	500
Merchant Visa	2,500	2,466	2,308
Professional services	823	710	635
State and local taxes	967	930	989
Federal deposit insurance	1,616	426	111
Other expense	3,631	3,139	3,311

Total non-interest expense	30,895	30,419	28,288

Income before Federal income taxes	78	9,327	16,095
Federal income tax (benefit) expense	(503)	2,976	5,387

Net income	$581	$6,351	$10,708

Dividend accrued and discount accreted on preferred shares	1,320	143	—
Net income (loss) applicable to common shareholders	$(739)	$6,208	$10,708

Basic (loss) earnings per common share	$(0.10)	$0.93	$1.62
Basic weighted average common shares outstanding	7,831,614	6,598,647	6,558,448
Diluted (loss) earnings per common share	$(0.10)	$0.93	$1.60
Diluted weighted average common shares outstanding	7,831,614	6,647,420	6,670,422

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2009, 2008 and 2007

(Dollars and shares in thousands)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and restricted stock awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock holders’ equity
Balance at December 31, 2006	—	$—	6,558	$24,053	$(535)	$55,647	$(526)	$78,639
Restricted stock awards granted	—	—	24	—	—	—	—	—
Restricted stock awards canceled	—	—	(5)	—	—	—	—	—
Stock option compensation expense	—	—	—	288	—	—	—	288
Earned ESOP and restricted stock shares	—	—	9	454	88	—	—	542
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	116	1,541	—	—	—	1,541
Stock repurchased	—	—	(59)	(1,351)	—	—	—	(1,351)
Net income	—	—	—	—	—	10,708	—	10,708
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	175	175
Cash dividends declared ($.84/share cumulative)	—	—	—	—	—	(5,575)	—	(5,575)

Balance at December 31, 2007	—	$—	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Restricted stock awards granted	—	—	25	—	—	—	—	—
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Stock option compensation expense	—	—	—	178	—	—	—	178
Earned ESOP and restricted stock shares	—	—	9	449	89	—	—	538
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	24	288	—	—	—	288
Warrant issued	—	—	—	646	—	—	—	646
Preferred stock, series A, issued	24	23,354	—	—	—	—	—	23,354
Accretion of preferred stock	—	13	—	—	—	(13)	—	—
Net income	—	—	—	—	—	6,351	—	6,351
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	703	703
Cash dividends accrued on preferred stock	—	—	—	—	—	(130)	—	(130)
Cash dividends declared on common stock ($.56/share cumulative)	—	—	—	—	—	(3,748)	—	(3,748)

Balance at December 31, 2008	24	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards issued	—	—	5	—	—	—	—	—
Stock option compensation expense	—	—	—	143	—	—	—	143
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	39	—	—	—	39
Share based payment and earned ESOP	—	—	9	318	88	—	—	406
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(84)	—	—	—	(84)
Accretion of preferred stock	—	120	—	—	—	(120)	—	—
Net income	—	—	—	—	—	581	—	581
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	90	90
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax	—	—	—	—	—	149	(149)	—
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(540)	(540)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	14	14
Common stock issuance, net of expenses	—	—	4,341	46,572	—	—	—	46,572
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,200)	—	(1,200)
Cash dividends declared on common stock	—	—	—	—	—	(670)	—	(670)

Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498

Comprehensive Income	2009	2008	2007
Net income	$581	$6,351	$10,708
Change in fair value of securities available for sale, net of tax of $45, $378, and $94	84	703	175
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $3, $0, $0	5	—	—
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax of $(80), $0, $0	(149)	—	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(290), $0, $0	(540)	—	—
Accretion of other-than-temporary impairment on securities held-to-maturity, net of tax of $8, $0, $0	14	—	—

Comprehensive income (loss)	$(5)	$7,054	$10,883

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$581	$6,351	$10,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,140	1,163	1,538
Deferred loan fees, net of amortization	(257)	(227)	(322)
Provision for loan losses	19,390	7,420	810
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(7,397)	525	545
Recognition of compensation related to ESOP shares and restricted stock awards	406	507	410
Stock option compensation expense	143	178	288
Tax expense (benefit) realized from stock options exercised and dividends on restricted stock awards	84	(68)	(196)
Amortization of intangible assets	78	78	78
(Gain) loss on sale of premises and equipment	(1)	1	2
Loss on other real estate owned	95	23	20
(Gain) loss on sale of investment securities	(2)	3	—
Loss on impairment of securities	500	1,927	—
Gain on sale of loans	(422)	(435)	(64)
Origination of loans held for sale	(20,213)	(19,574)	(4,963)
Proceeds from sale of loans	20,114	20,152	4,580
Deferred Federal income tax benefit	(4,373)	(2,540)	(216)

Net cash provided by operating activities	9,866	15,484	13,218

Cash flows from investing activities:
Net decrease (increase) in loans, net of principal payments	25,274	(34,294)	(30,017)
Proceeds from sales of other real estate owned	4,045	858	285
Maturities of investment securities available for sale	12,239	14,594	9,856
Proceeds from sales of investment securities available for sale	752	3,694	—
Maturities of investment securities held to maturity	2,689	1,489	463
Purchase of investment securities available for sale	(71,961)	(22,587)	(6,088)
Purchase of investment securities held to maturity	(5,332)	(2,407)	(499)
Purchase of premises and equipment	(1,977)	(2,161)	(728)
Proceeds from sale of premises and equipment	241	10	19

Net cash used in investing activities	(34,030)	(41,143)	(26,709)

Cash flows from financing activities:
Net increase in deposits	15,648	48,200	50,359
Net decrease in borrowed funds	—	(14,990)	(22,402)
Net increase in securities sold under agreement to repurchase	10,440	—	—
Proceeds from issuance of preferred stock and warrants	—	24,000	—
Proceeds from common stock issuance, net of expenses	46,572	—	—
Repayments of long-term debt	—	(1,951)	(1,195)
Cash dividends paid	(1,854)	(3,748)	(5,561)
Exercise of stock options	39	251	1,477
Tax expense (benefit) realized from stock options exercised and dividends on restricted stock awards	(84)	68	196
Repurchase of common stock	—	—	(1,351)

Net cash provided by financing activities	70,761	51,830	21,523

Net increase in cash and cash equivalents	46,597	26,171	8,032
Cash and cash equivalents at beginning of year	60,634	34,463	26,431

Cash and cash equivalents at end of year	$107,231	$60,634	$34,463

Supplemental disclosures of cash flow information:
Cash payments for:
Interest expense	$12,079	$19,527	$25,394
Federal income taxes	4,942	4,509	5,146
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	$(2,813)	$(2,743)	$(249)
Securities exchanged in redemption-in-kind transaction	—	7,857	—

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) under the Deposit Insurance Fund (DIF). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King counties in Washington. Central Valley Bank is a Washington-chartered commercial bank whose deposits are insured by the FDIC under the DIF. Central Valley Bank conducts business from its main office in Toppenish, Washington, and its five branch offices located in Yakima and Kittitas counties in Washington.

The Company’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Company also makes residential and commercial construction, income property, and consumer loans and originates for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State.

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

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2009 and 2008, the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value, a charge to earnings and an establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore may be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the losses inherent in the non-classified and classified loan portfolio by applying estimated loss factors to the credit exposure of outstanding loans. The estimated loss factors consider a number of elements including:

•	Historical loss experience in the portfolio;

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory; and

•	Effects of changes in credit concentrations.

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

Commitments to sell mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Banks are only obligated to sell the mortgage if the mortgage loan is approved and closed by the Banks. As a result, management believes that market risk is minimal.

(j) Other Real Estate and Other Assets Owned

Other real estate and other assets acquired by the Company in satisfaction of debt are held for sale and recorded at fair value at time of foreclosure. When property is acquired, it is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

(k) Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is shorter. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 39 years; and for furniture, fixtures and equipment is three to seven years. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

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

Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the year ended December 31, 2009. Even though there was no goodwill impairment at December 31, 2009, continued declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge. For the years ended December 31, 2008 and 2007 no goodwill impairment was recorded.

(m) Intangible Assets

The intangible assets represent the core deposit intangible arising from the purchase of Western Washington Bancorp. The core deposit intangible is being amortized to non-interest expense on a straight-line basis over eight years. Amortization expense related to the core deposit intangible was $78,000 for the year ended December 31, 2009.

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

Effective January 1, 2007, the Company adopted FASB ASC 740, Accounting for Uncertainties in Income Taxes, and it did not have a significant impact on our financial position or results of operations. FASB ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2009 and December 31, 2008, the Company had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the year ended December 31, 2009 was immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2009, 2008, 2007 and 2006.

(o) Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions will be sufficient to service the debt over the 15-year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares and the shares become outstanding for earnings per common share calculations. Cash dividends on allocated shares are recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest.

(p) Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 12.

Total stock-based compensation expense (excluding ESOP expense) for the year ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(In thousands)
Compensation expense recognized	$441	$521
Related tax benefit recognized	124	141

As of December 31, 2009, the total unrecognized compensation expense related to non-vested stock awards was $735,000 and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

The fair value of options granted during the years ended December 31, 2009, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2009	2.07%	5.00	31%	3.49%	$2.33
December 31, 2008	2.38%	4.50	21%	4.30%	$2.38
December 31, 2007	5.04%	4.50	21%	3.59%	$4.04

(q) Recently Issued Accounting Pronouncements

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

All three pronouncements discussed herein include substantial additional disclosure requirements. The three pronouncements were effective for the Company as of June 30, 2009. FASB ASC 820-10-65 did not have a material effect on the Company’s financial statements. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments not related to credit losses through other comprehensive income rather than through earnings during the year ending December 31, 2009. For additional information of the cumulative effect of the adoption of FASB ASC 320-10-65 see Note 5 Investment Securities.

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

(2)	Loans Receivable and Loans Held for Sale

Loans receivable and loans held for sale at December 31, 2009 and 2008 consisted of the following:

	2009	2008(1)
	(In thousands)
Commercial business	$408,622	$410,657
Real estate mortgages:
One-to-four family residential	54,448	57,535
Five or more family residential and commercial properties	194,613	190,706

Total real estate mortgages	249,061	248,242
Real estate construction:
One-to-four family residential	46,060	71,159
Five or more family residential and commercial properties	49,665	59,572

Total real estate construction	95,725	130,731
Consumer	21,261	21,255

Gross Loans	774,669	810,884
Less: deferred loan fees	(1,597)	(1,854)

Total loans receivable and loans held for sale	$773,072	$809,030

(1)	Certain loan balances totaling $33.2 million previously categorized as commercial business have been reclassified as multi-family residential and commercial properties.

As of December 31, 2009 and 2008, the Company had loans to persons serving as Directors and Executive Officers, and entities related to such individuals, aggregating $16.8 million and $18.5 million, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and did not involve more than the normal risk of collectibility. As of December 31, 2009 and 2008, the Company did not have any borrowings from Directors or Executive Officers.

Potential problem loans as of December 31, 2009 and 2008 were $45.8 million and $43.1 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms.

Accrued interest on loans receivable amounted to $3.6 million and $4.0 million as of December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the Company had $33.0 million and $3.4 million, respectively, of nonperforming loans, of which $32.6 million and $3.4 million, respectively, were nonaccruing. At December 31, 2009, the Company had $17.4 million in restructured loans, of which $0.4 million were accruing and $17.0 were nonaccruing. At December 31, 2008, there were no restructured loans. The annual average balance of impaired loans for the years ended December 31, 2009, 2008 and 2007 were $25.9 million, $5.1 million and $1.2 million, respectively. The allowance for loan losses related to nonperforming loans at December 31, 2009 and 2008 totaled $7.4 million and $443,000, respectively. There was no interest recognized on impaired loans for the years ended December 31, 2009, 2008 and 2007.

Details of certain mortgage banking activities at December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Loans held for sale at lower of cost or market	$825	$304
Loans serviced for others	131	234
Total loans sold	16,460	16,321
Commitments to sell mortgage loans	217	4,652
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	185	219
Variable or adjustable rate	—	—

Servicing fee income from mortgage loans serviced for others amounted to $20,000, $7,000 and $2,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, the Company had commitments of $144.6 million in other commercial lines of credit, $26.0 million in real estate commitments (both construction and lines of credit), and $2.6 million in other commitments (including consumer credit lines and letters of credit).

(3)	Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Allowance balance at beginning of period	$15,423	$10,374	$10,105
Provision for loan losses	19,390	7,420	810
Charge offs:
Commercial	(2,668)	(144)	(412)
Real estate mortgages	(189)	(280)	(67)
Real estate construction	(5,774)	(1,818)	—
Consumer	(192)	(165)	(94)

Total charge offs	(8,823)	(2,407)	(573)

Recoveries:
Commercial	1	1	2
Real estate mortgages	1	—	5
Real estate construction	50	—	—
Consumer	122	35	25

Total recoveries	174	36	32

Net charge offs	(8,649)	(2,371)	(541)

Allowance balance at end of period	$26,164	$15,423	$10,374

The allocation of the allowance for loan losses is summarized as follows for the years ended December 31:

	2009		2008		2007
	Amount	% of Total Loans (1)	Amount (2)	% of Total Loans (1)	Amount (2)	% of Total Loans (1)
	(Dollars in thousands)
Commercial	$7,834	52.6%	$2,785	50.7%	$1,999	49.5%
Real estate mortgage	12,480	12.4%	5,797	30.6%	4,231	32.6%
Real estate construction	5,456	32.2%	6,587	16.1%	3,839	15.8%
Consumer	170	2.8%	254	2.6%	305	2.1%
Unallocated	224	0.0%	—	0.0%	—	0.0%

Total allowance	$26,164	100.0%	$15,423	100.0%	$10,374	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)

The Company historically allocated its allowance for loan losses based on the percentages noted in (1) above, however, in the 2008, management reclassified 2007 amounts to be consistent with the 2008 allowance for loan losses allocation method which, is based on qualitative and quantitative factors determined for each loan category.

(4)	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated are as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009
U.S. Treasury and U.S. Government agencies	$22,986	$52	$(80)	$22,958
Municipal securities	7,365	149	(54)	7,460
Corporate securities	10,060	127	(11)	10,176
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	49,645	695	(198)	50,142

Total	$90,056	$1,023	$(343)	$90,736

December 31, 2008
U.S. Treasury and U.S. Government agencies	$5,230	$109	$—	$5,339
Municipal securities	4,138	75	(7)	4,206
Corporate securities	4,007	107	(1)	4,113
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	18,006	369	(111)	18,264

Total	$31,381	$660	$(119)	$31,922

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2009
U.S. Treasury and U.S. Government agencies	$1,443	$15	$(14)	$1,444
Municipal securities	1,618	93	—	1,711
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	8,236	172	(57)	8,351
Private residential collateralized mortgage obligations	2,339	70	(270)	2,139

Total	$13,636	$350	$(341)	$13,645

December 31, 2008
U.S. Treasury and U.S. Government agencies	$316	$5	$—	$321
Municipal securities	1,695	56	—	1,751
Mortgage backed securities and collateralized mortgage obligations:
U.S. government agencies	5,791	134	(35)	5,890
Private residential collateralized mortgage obligations	4,279	1	(1,163)	3,117

Total	$12,081	$196	$(1,198)	$11,079

Available for sale and held to maturity investments with unrealized losses as of December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$20,907	$80	$1,175	$14	$22,082	$94
Municipal securities	2,993	54	—	—	2,993	54
Corporate securities	1,982	11	—	—	1,982	11
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,247	254	270	1	17,517	255
Private residential collateralized mortgage obligations	55	12	2,084	258	2,139	270

Total temporarily impaired securities	$43,184	$411	$3,529	$273	$46,713	$684

Available for sale and held to maturity investments with unrealized losses as of December 31, 2008 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$404	$7	$—	$—	$404	$7
Corporate securities	1,000	1	—	—	1,000	1
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	1,831	86	2,591	60	4,422	146
Private residential collateralized mortgage obligations	3,055	1,163	—	—	3,055	1,163

Total temporarily impaired securities	$6,290	$1,257	$2,591	$60	$8,881	$1,317

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

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,923	$2,967
Due after one year through three years	32,079	32,208
Due after three years through five years	1,096	1,140
Due after five through ten years	11,150	11,127
Due after ten years	42,808	43,294

Totals	$90,056	$90,736

Securities Held to Maturity

	Amortized Cost	Fair Value
	(In thousands)
Due after one year through three years	505	531
Due after three years through five years	909	968
Due after five years through ten years	1,068	1,100
Due after ten years	11,154	11,046

Totals	$13,636	$13,645

During the year ended December 31, 2009 there were $752,000 in sales of investment securities available for sale resulting in a gain of $2,000 and no sales of investment securities held to maturity. During the year ended December 31, 2008 there were $1.5 million in sales of investment securities available for sale resulting in a loss of $3,000 and no sales of investment securities held to maturity.

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

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) or (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the twelve months ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses.

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average prepayment rate and discount interest rate used in the valuations of the present value as of December 31, 2009 were 6.0% and 6.4%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the year ended December 31, 2009:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2008	$668	$—	$668
Impact of change in accounting principle(1)	—	229	(229)
Additions:
Initial impairments	1,226	831	395
Subsequent impairments	105	—	105

December 31, 2009	$1,999	$1,060	$939

(1)	Represents a reclassification to other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings at December 31, 2008 and March 31, 2009.

Details of private residential collateralized mortgage obligation securities related to redemption of the Fund as of December 31, 2009 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost(1)	Fair Value	Aggregate Unrealized Loss	Year-to-date Change in Unrealized Loss	Year-to-date Impairment Charge(1)	Life-to-date Impairment Charge(1)(2)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$602	$154	$147	$(7)	$(235)	$88	$116	—	—	—	—	100%
2006	747	60	39	(21)	(174)	138	304	—	—	—	—	100%
2005	162	87	81	(6)	(22)	19	19	—	—	—	—	100%
2004 and earlier	8	8	7	(1)	—	—	—	—	36%	64%	—	—

Total Alt-A	1,519	309	274	(35)	(431)	245	439	—	1%	2%	—	97%

Prime
2008	70	67	57	(10)	1	—	—	100%	—	—	—	—
2007	488	191	169	(22)	(106)	22	137	—	—	—	—	100%
2006	1,175	763	779	16	(292)	104	118	—	—	—	—	100%
2005	916	477	441	(36)	(37)	67	228	31%	—	18%	—	51%
2004 and earlier	693	532	419	(113)	(89)	11	11	19%	21%	13%	39%	8%

Total Prime	3,342	2,030	1,865	(165)	(523)	204	494	16%	6%	8%	10%	60%

Totals	$4,861	$2,339	$2,139	$(200)	$(954)	$449	$933	13%	5%	6%	9%	67%

(1)

As a result of the cumulative effect adjustment of adopting FASB ASC 320-10-65, effective June 30, 2009, year-to-date impairment charges decreased $46,000, life-to-date impairment charges decreased $637,000 and amortized cost increased $637,000.

(2)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

At December 31, 2009 and 2008, investment securities available for sale with fair values of $21.2 million and $23.7 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. At December 31, 2009 and 2008, investment securities held to maturity with amortized cost values of $3.7 million and $4.9 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no securities classified as trading at December 31, 2009 or 2008.

(5)	Premises and Equipment

A summary of premises and equipment at December 31, 2009 and 2008 follows:

	2009	2008
	(In thousands)
Land	$6,175	$4,719
Buildings and building improvements	20,163	20,522
Furniture, fixtures and equipment	12,439	11,798

	38,777	37,039
Less accumulated depreciation	22,383	21,318

	$16,394	$15,721

Total depreciation expense on premises and equipment was $1.1 million, $1.2 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Banks lease premises and equipment under operating leases. Rental expense of leased premises and equipment was $640,000, $661,000, and $699,000 for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in occupancy and equipment expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2010	$532
2011	517
2012	366
2013	150
2014	82
Thereafter	972

$2,619

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(6)	Deposits

Deposits consisted of the following at December 31:

	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non interest demand deposits	$133,169	15.8%	$115,551	14.0%
NOW accounts	211,509	25.2	122,104	14.8
Money market accounts	113,332	13.5	141,716	17.2
Savings accounts	78,205	9.3	98,715	12.0
Certificate of deposit accounts	303,913	36.2	346,394	42.0

	$840,128	100.0%	$824,480	100.0%

Accrued interest payable on deposits was $266,000 and $748,000 at December 31, 2009 and 2008, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
NOW accounts	$1,470	$1,679	$1,957
Money market accounts	1,433	3,089	4,158
Savings accounts	707	1,130	1,035
Certificate of deposit accounts	7,988	12,423	17,081

	$11,598	$18,321	$24,231

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows (in thousands):

2010	$265,177
2011	29,533
2012	3,790
2013	1,680
2014	3,733

$303,913

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $153.4 million and $211.6 million at December 31, 2009 and 2008, respectively.

(7)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (FHLB) functions as a bank association providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2009, the Banks maintained uncommitted credit facilities with the FHLB of Seattle for $169.1 million. There were no FHLB borrowings outstanding as of December 31, 2009.

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2009, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $826,000. The Banks maintained $3.6 million in FHLB stock at December 31, 2009. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the twelve months ended December 31, 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

A summary of FHLB advances is summarized as follows:

	2009	2008
	(Dollars in thousands)
Balance at period end, due less than 12 months	$—	$—
Average balance	—	6,223
Maximum amount outstanding at any month end	—	17,100
Average interest rate:
During the period	—	2.91%
At period end	—	—

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2009, the Company was required to maintain $169.1 million in collateral to meet the collateral requirements of the FHLB.

(8)	Federal Funds Purchased

The Banks maintain advance lines to purchase federal funds totaling $22.8 million. The lines generally mature annually or are reviewed annually. As of December 31, 2009, there were no overnight federal funds purchased.

(9)	Borrowings

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3.7 million. The terms of the loan include quarterly payments of $345,000, interest at 6.8% and maturing July 2009. The loan was paid off during the year ending December 31, 2008.

During the year ended December 31, 2009 the Company began to utilize repurchase agreements as a supplement to funding sources. Repurchase agreements are secured by available for sale investment securities. At December 31, 2009 we had securities sold under agreement to repurchase of $10.4 million.

The Company also maintains an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $53.4 million, of which there were no borrowings outstanding as of December 31, 2009 and 2008.

(10)	Federal Income Taxes

Federal income tax expense (benefit) consisted of the following for the years ended December 31:

	2009	2008	2007
	(In thousands)
Current	$3,790	$5,516	$5,603
Deferred	(4,293)	(2,540)	(216)

	$(503)	$2,976	$5,387

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2009	2008	2007
	(In thousands)
Income tax expense at Federal statutory rate	$27	$3,264	$5,633
Tax exempt interest	(311)	(294)	(283)
Other, net	(219)	6	37

	$(503)	$2,976	$5,387

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$9,229	$5,370
Accrued compensation	420	539
Capital loss carryforward	359	359
Other than temporarily impaired securities	409	234
Unrealized loss on available for sale securities	125	—
Other	183	—

Total deferred tax assets	10,725	6,502
Deferred tax liabilities:
Deferred loan fees	(708)	(768)
Premises and equipment	(87)	(104)
FHLB stock	(797)	(797)
Unrealized gain on available for sale securities	—	(189)
Other	—	(118)

Total deferred tax liabilities	(1,592)	(1,976)

Deferred Federal income tax asset, net	$9,133	$4,526

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2009, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences. The Company has a capital loss carryforward in the amount of $1.0 million that will expire in 2013. A tax planning strategy has been developed that will enable the Company to deduct the capital loss carryforward prior to expiration.

(11) Stockholders’ Equity

(a) Preferred Stock and Warrants

On November 21, 2008, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock. Under the terms of the warrants, because of our recent offering of common stock, described below, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares.

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

(b) Common Stock

On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million.

(c) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$581	$6,351	$10,708
Dividends accrued and discount accreted on preferred shares	(1,320)	(143)	—

Net income (loss) available to common shareholders	$(739)	$6,208	$10,708
Dividends and undistributed earnings allocated to participating securities(1)	(7)	(50)	(55)

Earnings (loss) allocated to common shareholders	$(746)	$6,158	$10,653
Basic:
Weighted average common shares outstanding	7,908,412	6,684,709	6,618,611
Less: restricted stock awards	(76,798)	(86,062)	(60,163)

Total basic weighted average common shares outstanding	7,831,614	6,598,647	6,558,448
Diluted:
Basic weighted average common shares outstanding	7,831,614	6,598,647	6,558,448
Incremental shares from stock options, restricted stock awards and common stock warrant	—	48,773	111,974

Weighted average shares common outstanding	7,831,614	6,647,420	6,670,422

(1)

Effective January 1, 2009, the Company adopted FASB ASC 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividend equivalents are considered participating securities and therefore are included in the two-class method calculation of earnings per share. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are nonforfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the ASC.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended December 31, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share. For the year ended December 31, 2009 and 2008, anti-dilutive shares outstanding related to options to acquire common stock totaled 514,357 and 458,488, respectively, as the exercise price was in excess of the market value.

(d) Stock Repurchase Program

The Company does not currently have a stock repurchase plan in place and no stock was repurchased during the year ended December 31, 2009.

(e) Restrictions on Dividends

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

The following table summarizes stock option activity for the years ended December 31, 2009, 2008 and 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	638,461	$18.78

Granted	17,550	23.40
Exercised	(115,868)	12.76
Forfeited or expired	(21,485)	22.07

Outstanding at December 31, 2007	518,658	$20.15

Granted	17,550	19.99
Exercised	(23,459)	10.72
Forfeited or expired	(1,120)	20.21

Outstanding at December 31, 2008	511,629	$20.58

Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(69,433)	17.39

Outstanding at December 31, 2009	538,842	$19.34	2.82	$293

Exercisable at December 31, 2009	421,197	$21.16	1.92	$50

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $4,000, $172,000 and $1.3 million, respectively. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007, was $23,000, $121,000 and $1.1 million respectively.

The following table summarizes restricted stock award activity for the years ended December 31, 2009, 2008 and 2007.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2006	79,475	$17.99

Granted	23,505	23.40
Vested	(31,685)	11.74
Forfeited	(5,350)	21.84

Outstanding at December 31, 2007	65,945	$22.62

Granted	24,495	19.85
Vested	(1,245)	27.71
Forfeited	(635)	22.76

Outstanding at December 31, 2008	88,560	$21.87

Granted	5,000	13.55
Vested	(26,250)	20.11
Forfeited	(1,605)	23.75

Outstanding at December 31, 2009	65,705	$21.90

(13)	Regulatory Capital Requirements

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2009 and December 31, 2008, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the FDIC Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2009:
The Company consolidated
Tier 1 leverage capital to average assets	$30,276	3%	$50,460	5%	$145,354	14.6%
Tier 1 capital to risk-weighted assets	29,956	4	44,933	6	145,354	19.4
Total capital to risk-weighted assets	59,911	8	74,889	10	154,923	20.7
Heritage Bank
Tier 1 leverage capital to average assets	25,709	3	42,848	5	100,751	11.8
Tier 1 capital to risk-weighted assets	25,851	4	38,776	6	100,751	15.6
Total capital to risk-weighted assets	51,701	8	64,627	10	109,024	16.9
Central Valley Bank
Tier 1 leverage capital to average assets	4,545	3	7,575	5	13,762	9.1
Tier 1 capital to risk-weighted assets	4,075	4	6,113	6	13,762	13.5
Total capital to risk-weighted assets	8,151	8	10,188	10	15,048	14.8
As of December 31, 2008:
The Company consolidated
Tier 1 leverage capital to average assets	$27,027	3%	$45,044	5%	$99,359	11.0%
Tier 1 capital to risk-weighted assets	31,861	4	47,791	6	99,359	12.5
Total capital to risk-weighted assets	63,722	8	79,652	10	109,383	13.7
Heritage Bank
Tier 1 leverage capital to average assets	22,909	3	38,182	5	66,834	8.8
Tier 1 capital to risk-weighted assets	27,585	4	41,377	6	66,834	9.7
Total capital to risk-weighted assets	55,170	8	68,962	10	75,523	11.0
Central Valley Bank
Tier 1 leverage capital to average assets	4,102	3	6,837	5	12,681	9.3
Tier 1 capital to risk-weighted assets	4,250	4	6,375	6	12,681	11.9
Total capital to risk-weighted assets	8,499	8	10,624	10	14,008	13.2

(14)	Employee Benefit Plans

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

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2009, 2008 and 2007 were $237,000, $309,000 and $270,000, respectively.

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

In January 1998, the ESOP borrowed $1.3 million from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $113,000, $145,000 and $215,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

For the year ended December 31, 2009, the Company has allocated or committed to be released to the ESOP 9,258 earned shares and has 28,544 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $393,000 at December 31, 2009.

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

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on December 31, 2009 and 2008 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent. While these methodologies are permitted under GAAP for this disclosure, the amounts derived are not intended to reflect an exit price of the asset.

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

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$20,106	$20,106	$31,478	$31,478
Interest earning deposits	87,125	87,125	29,156	29,156
Investment securities available for sale	90,736	90,736	31,922	31,922
Investment securities held to maturity	13,636	13,645	12,081	11,079
Federal Home Loan Bank stock	3,566	3,566	3,566	3,566
Loans receivable and loans held for sale, net of allowance	746,908	761,756	793,607	815,831
Financial Liabilities
Deposits:
Savings, money market and demand	$536,215	$536,215	$478,086	$478,086
Time certificates	303,913	304,542	346,394	348,139

Total deposits	840,128	840,757	824,480	826,225

Securities sold under agreement to repurchase	10,440	10,440	—	—

We measure the financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•

Level 1—Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow the Company to sell its ownership interest back to the fund at net asset value (“NAV”) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.

•

Level 2—Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities. Valuations are usually obtained from third party pricing services for comparable assets or liabilities.

•

Level 3—Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$90,736	$—	$90,736	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009, and the total losses resulting from these fair value adjustments for the year ended December 31, 2009.

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$12,758	$—	$—	$12,758	$15,904
Investment securities held to maturity(2)	1,078	—	—	1,078	500
Other real estate owned(3)	704	—	—	704	126

Total	$12,722	$—	$—	$12,722	$16,414

(1)

The loss on loans receivable disclosed above represents the amount of the specific reserve accrued during the period applicable to loans held at period end, and is included in the provision for loan losses. At December 31, 2009, a specific reserve of $7.4 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

(2)

Investment securities held to maturity with a carrying amount of $2.4 million were written down to their fair value of $1.1 million resulting in an impairment charge of $500,000 to non-interest expense for the year ended December 31, 2009. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

(3)

Other real estate owned with a carrying amount of $830,000 were written down to their fair value of $704,000, resulting in impairment charge $126,000 to non-interest expense. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. The fair value of the collateral is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The other real estate owned losses shown above are write-downs based on either an accepted purchase offer by an independent third party received after foreclosure or lowered listing prices based on management’s expectation of local market conditions.

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2009	2008
	(In thousands)
ASSETS
Cash and interest earning deposits	$29,893	$18,803
Loans receivable—ESOP	423	537
Investment in subsidiary banks	127,662	93,327
Other assets	746	652

	$158,724	$113,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	226	172
Total stockholders’ equity	158,498	113,147

	$158,724	$113,319

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Interest income:
Interest earning deposits	$163	$33	$7
ESOP loan	42	51	59
Other income:
Dividends from subsidiaries	750	6,350	7,390
Equity in undistributed income of subsidiaries	773	1,087	4,372

Total income	1,728	7,521	11,828
Interest expense	—	96	190
Other expenses	1,608	1,581	1,361

Total expense	1,608	1,677	1,551

Income before Federal income taxes	120	5,844	10,277
Benefit for Federal income taxes	(461)	(507)	(431)

Net income	$581	$6,351	$10,708

Dividend accrued and discount accreted on preferred shares	1,320	143	—

Net income (loss) applicable to common shareholders	$(739)	$6,208	$10,708

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$581	$6,351	$10,708
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,674)	(7,437)	(11,762)
Dividends from subsidiaries	750	6,350	7,390
Recognition of compensation related to ESOP shares and restricted stock awards	406	507	410
Stock option compensation expense	143	178	288
Net change in other assets and liabilities	13	(1,564)	443

Net cash provided by operating activities	219	4,385	7,477
Cash flows from investing activities:
ESOP loan principal repayments	114	106	97
Investment in subsidiaries	(34,000)	(5,000)	—

Net cash (used in) provided by investing activities	(33,886)	(4,894)	97
Cash flows from financing activities:
Net decrease in short-term borrowed funds	—	(1,951)	(225)
Proceeds from issuance of preferred stock and warrant	—	24,000	—
Repayments of long-term debt	—	—	(1,195)
Proceeds from common stock issuance, net of estimated expenses	46,572	—	—
Cash dividends paid	(1,854)	(3,748)	(5,561)
Exercise of stock options	39	251	1,477
Stock repurchase	—	—	(1,351)

Net cash provided by (used) in financing activities	44,757	18,552	(6,855)

Net increase in cash and cash equivalents	11,090	18,043	719
Cash and cash equivalents at beginning of year	18,803	760	41

Cash and cash equivalents at end of year	$29,893	$18,803	$760

(18) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Interest income	$13,441	$13,309	$13,304	$13,287
Interest expense	3,363	2,974	2,775	2,533

Net interest income	10,078	10,335	10,529	10,754
Provision for loan losses	5,250	4,540	4,650	4,950

Net interest income after provision for loan losses	4,828	5,795	5,879	5,804
Non-interest income	2,037	2,272	2,105	2,253
Non-interest expense	7,880	8,026	7,612	7,377

(Loss) income before provision for income taxes	(1,015)	41	372	680
Federal income tax expense (benefit)	(421)	(50)	60	(92)

Net (loss) income	$(594)	$91	$312	$772

Net (loss) income available to common shareholders	$(923)	$(239)	$(18)	$441

Basic (loss) earnings per common share	$(0.14)	$(0.04)	$(0.00)	$0.04
Diluted (loss) earnings per common share	(0.14)	(0.04)	(0.00)	0.04
Cash dividends declared on common stock	0.10	—	—	—

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Interest income	$14,701	$13,976	$14,193	$14,078
Interest expense	5,637	4,587	4,337	4,045

Net interest income	9,064	9,389	9,856	10,033
Provision for loan losses	360	710	1,760	4,590

Net interest income after provision for loan losses	8,704	8,679	8,096	5,443
Non-interest income	2,246	2,274	2,251	2,053
Non-interest expense	6,970	8,286	7,260	7,903

Income before provision for income taxes	3,980	2,667	3,087	(407)
Federal income tax expense	1,320	863	1,006	(213)

Net income (loss)	$2,660	$1,804	$2,081	$(194)

Net income (loss) available to common shareholders	$2,660	$1,804	$2,081	$(337)

Basic earnings (loss) per common share	$0.40	$0.27	$0.31	$(0.05)
Diluted earnings (loss) per common share	0.40	0.27	0.31	(0.05)
Cash dividends declared on common stock	0.21	0.21	0.14	—

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18

Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan

10.21

Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

14.0	Code of Ethics and Conduct Policy

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.20	Annual Incentive Compensation Plan

14.0	Code of Ethics and Conduct Policy

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008