Form 10-Q
period 2010-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2010-05-04
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 20, 2010 there were 11,082,554 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

		Page
PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2010 and Comprehensive Income (Loss) for the Three Months Ended March 31, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	[Removed and reserved]	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	Signatures	30

	Certifications

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; future legislative changes in the United States Department of Treasury (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2010 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash on hand and in banks	$17,976	$20,106
Interest earning deposits	94,346	87,125
Investment securities available for sale	95,268	90,736
Investment securities held to maturity (market value of $13,787 and $13,645)	13,551	13,636
Loans held for sale	634	825
Loans receivable	757,357	772,247
Less: Allowance for loan losses	(24,797)	(26,164)

Loans receivable, net	732,560	746,083
Other real estate owned	1,590	704
Premises and equipment, at cost, net	16,551	16,394
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	3,783	4,018
Prepaid expenses and other assets	9,743	9,175
Deferred federal income taxes, net	8,904	9,133
Intangible assets, net	326	346
Goodwill	13,012	13,012

Total assets	$1,011,810	$1,014,859

Liabilities and Stockholders’ Equity
Deposits	$835,896	$840,128
Securities sold under agreement to repurchase	10,254	10,440
Accrued expenses and other liabilities	6,030	5,793

Total liabilities	852,180	856,361
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); 24,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	23,518	23,487
Common stock, no par, 15,000,000 shares authorized; 11,082,554 and 11,057,972 shares outstanding at March 31, 2010 and December 31, 2009, respectively	73,851	73,534
Unearned compensation – ESOP and other	(248)	(270)
Retained earnings	62,345	61,980
Accumulated other comprehensive income (loss), net	164	(233)

Total stockholders’ equity	159,630	158,498

Total liabilities and stockholders’ equity	$1,011,810	$1,014,859

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$11,970	$12,895
Taxable interest on investment securities	745	447
Nontaxable interest on investment securities	73	55
Interest on federal funds sold and interest bearing deposits	60	44

Total interest income	12,848	13,441
INTEREST EXPENSE:
Deposits	2,163	3,363
Other borrowings	20	—

Total interest expense	2,183	3,363

Net interest income	10,665	10,078
Provision for loan losses	3,750	5,250

Net interest income after provision for loan losses	6,915	4,828
NON-INTEREST INCOME:
Gains on sales of loans, net	66	97
Service charges on deposits	1,025	989
Merchant Visa income	715	682
Other income	350	269

Total non-interest income	2,156	2,037
NON-INTEREST EXPENSE:
Impairment loss on investment securities	195	175
Less: Portion recorded as other comprehensive income	(5)	—

Impairment loss on investment securities, net	190	175
Salaries and employee benefits	4,015	3,831
Occupancy and equipment	1,027	1,033
Data processing	420	409
Marketing	211	226
Merchant Visa	597	565
Professional services	286	141
State and local taxes	217	195
Federal deposit insurance	354	145
Other expense	758	1,160

Total non-interest expense	8,075	7,880

Income (loss) before federal income taxes	996	(1,015)
Federal income tax (benefit) expense	300	(421)

Net income (loss)	$696	$(594)

Dividends accrued and discount accreted on preferred shares	331	329
Net income (loss) applicable to common shareholders	$365	$(923)

Earnings (loss) per share:
Basic	$0.03	$(0.14)
Diluted	$0.03	$(0.14)
Dividends declared per common share:	$—	$0.10

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards issued	—	—	5	—	—	—	—	—
Stock option compensation expense	—	—	—	41	—	—	—	41
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	201	—	—	—	201
Share based payment and earned ESOP	—	—	3	79	22	—	—	101
Tax provision associated with share based payment and unallocated ESOP	—	—	—	(4)	—	—	—	(4)
Accretion of preferred stock	—	31	—	—	—	(31)	—	—
Net income	—	—	—	—	—	696	—	696
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	299	299
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(3)	(3)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	101	101
Dividends accrued on preferred stock	—	—	—	—	—	(300)	—	(300)

Balance at March 31, 2010	24	$23,518	11,083	$73,851	$(248)	$62,345	$164	$159,630

	Three Months Ended March 31,
Comprehensive Income (Loss)	2010	2009
Net income (loss)	$696	$(594)
Change in fair value of securities available for sale, net of tax of $161 and $73	299	134
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0 and $3	—	6
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(2) and $0	(3)	—
Accretion of other-than-temporary impairment on securities held-to-maturity, net of tax of $54 and $0	101	—

Comprehensive income (loss)	$1,093	$(454)

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$696	$(594)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	404	255
Deferred loan fees, net of amortization	(46)	(135)
Provision for loan losses	3,750	5,250
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(102)	(5,101)
Recognition of compensation related to ESOP shares and share based payment	101	142
Stock option compensation expense	41	44
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	4	84
Amortization of intangible assets	20	20
Deferred federal income tax	15	183
Gain on sale of investment securities	—	(2)
Impairment loss on investment securities	190	175
Origination of loans held for sale	(3,373)	(10,497)
Gain on sale of loans	(66)	(97)
Proceeds from sale of loans	3,630	9,496
(Gain) loss on sale of other real estate owned	(93)	85
Loss on sale of premises and equipment	—	1

Net cash provided (used) by operating activities	5,171	(691)

Cash flows from investing activities:
Loans originated, net of principal payments	8,230	19,412
Maturities of investment securities available for sale	3,719	2,243
Maturities of investment securities held to maturity	616	479
Purchase of investment securities available for sale	(7,976)	(5,696)
Purchase of investment securities held to maturity	(492)	—
Purchase of premises and equipment	(453)	(1,183)
Proceeds from sales of other real estate owned	797	2,058
Proceeds from sales of premises and equipment	—	16
Proceeds from sales of securities available for sale	—	752

Net cash provided by investing activities	4,441	18,081

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,232)	15,267
Cash dividends paid	(300)	(942)
Net decrease in securities sold under agreement to repurchase	(186)	—
Proceeds from exercise of stock options	201	41
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(4)	(84)

Net cash provided (used) by financing activities	(4,521)	14,270

Net increase in cash and cash equivalents	5,091	31,660

Cash and cash equivalents at beginning of period	107,231	60,634

Cash and cash equivalents at end of period	$112,322	$92,294

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$2,193	$3,666
Federal income taxes	150	300
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	1,590	2,134

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

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

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The deposits of Heritage Bank and Central Valley Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Heritage Bank conducts business from its main office in Olympia, Washington and its thirteen branch offices located in Thurston, Pierce, Mason and south King Counties of Washington State. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas Counties of Washington State.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make residential and commercial construction, income property, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State.

(b.) Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c.) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2009 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our 2009 Form 10-K disclosure for the year ended December 31, 2009.

NOTE 2. Stockholders’ Equity

(a.) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$696	$(594)
Dividends accrued and discount accreted on preferred shares	(331)	(329)

Net income (loss) applicable to common shareholders	365	(923)
Dividends and undistributed earnings allocated to participating securities	—	(9)

Earnings (loss) allocated to common shareholders	$365	$(932)
Basic:
Weighted average common shares outstanding	11,069,076	6,700,400
Less: Restricted stock awards	(68,079)	(89,990)

Total basic weighted average common shares outstanding	11,000,997	6,610,410

Diluted:
Basic weighted average common shares outstanding	11,000,997	6,610,410
Incremental shares from stock options, restricted stock awards and common stock warrant	42,449	—

Weighted average common shares outstanding	11,043,446	6,610,410

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2010, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 550,802 as the exercise price was in excess of the market value.

(b.) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s board of directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant source of income.

The FDIC and the Washington DFI have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. In addition, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the Treasury, the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow the Company and the Banks to pay dividends on their common stock if the Company’s or bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board (the Company’s primary bank regulator) and the FDIC, respectively.

Preferred Stock. On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock for a ten-year period at an exercise price of $13.04 per share. Under the terms of the warrant, because our September 2009 offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the warrant was reduced by 50% to 138,037 shares.

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

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

NOTE 3. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Compensation expense recognized	$109	$160
Related tax benefit recognized	28	46

As of March 31, 2010, the total unrecognized compensation expense related to non-vested stock awards was $543,000 and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.

The fair value of options granted during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Three months ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2010	2.33%	5.00	35%	2.31%	$4.03
March 31, 2009	2.07%	5.00	31%	3.49%	$2.33

NOTE 4. Stock Option and Award Activity

The following table summarizes stock option activity for the three months ended March 31, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	538,842	$19.34
Granted	20,000	14.88
Exercised	(17,268)	11.67
Forfeited or expired	(75,432)	19.49

Outstanding at March 31, 2010	466,142	$19.41	3.3	$379

Exercisable at March 31, 2010	367,712	$21.05	2.5	$125

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $43,000.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The following table summarizes restricted stock award activity for the three months ended March 31, 2010.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	65,705	$21.90
Granted	5,000	14.88
Vested	(2,000)	21.44
Forfeited	—	—

Outstanding at March 31, 2010	68,705	$21.40

NOTE 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
U.S. Treasury and U.S. Government agencies	$30,963	$80	$(24)	$31,019
Municipal securities	7,351	166	(17)	7,500
Corporate securities	10,053	145	—	10,198
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	45,760	894	(103)	46,551

Total	$94,127	$1,285	$(144)	$95,268

December 31, 2009
U.S. Treasury and U.S. Government agencies	$22,986	$52	$(80)	$22,958
Municipal securities	7,365	149	(54)	7,460
Corporate securities	10,060	127	(11)	10,176
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	49,645	695	(198)	50,142

Total	$90,056	$1,023	$(343)	$90,736

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2010
U.S. Treasury and U.S. Government agencies	$1,919	$15	$(9)	$1,925
Municipal securities	1,617	97	—	1,714
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	7,767	168	(6)	7,929
Private residential collateralized mortgage obligations	2,248	191	(220)	2,219

Total	$13,551	$471	$(235)	$13,787

December 31, 2009
U.S. Treasury and U.S. Government agencies	$1,443	$15	$(14)	$1,444
Municipal securities	1,618	93	—	1,711
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	8,236	172	(57)	8,351
Private residential collateralized mortgage obligations	2,339	70	(270)	2,139

Total	$13,636	$350	$(341)	$13,645

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

Available for sale and held to maturity investments with unrealized losses as of March 31, 2010 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$9,126	$33	$—	$—	$9,126	$33
Municipal securities	1,761	17	—	—	1,761	17
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,677	108	55	1	10,732	109
Private residential collateralized mortgage obligations	—	—	1,213	220	1,213	220

Total temporarily impaired securities	$21,564	$158	$1,268	$221	$22,832	$379

Available for sale and held to maturity investments with unrealized losses as of December 31, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$20,907	$80	$1,175	$14	$22,082	$94
Municipal securities	2,993	54	—	—	2,993	54
Corporate securities	1,982	11	—	—	1,982	11
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,247	254	270	1	17,517	255
Private residential collateralized mortgage obligations	55	12	2,084	258	2,139	270

Total temporarily impaired securities	$43,184	$411	$3,529	$273	$46,713	$684

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

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,965	$2,973
Due after one year through three years	40,046	40,294
Due after three years through five years	1,095	1,138
Due after five through ten years	10,564	10,658
Due after ten years	39,457	40,205

Totals	$94,127	$95,268

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through three years	505	529
Due after three years through five years	898	958
Due after five years through ten years	2,254	2,282
Due after ten years	9,894	10,018

Totals	$13,551	$13,787

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) or (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private residential collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the year ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses.

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the quarter ended March 31, 2010, six private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $5,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $190,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 13.6%, respectively.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the three months ended March 31, 2010:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2009	$1,999	$1,060	$939
Additions:
Initial impairments	42	—	42
Subsequent impairments	153	5	148

March 31, 2010	$2,194	$1,065	$1,129

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund as of March 31, 2010 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost (1)	Fair Value	Aggregate Unrealized Loss	Year-to-date Change in Unrealized Loss	Year-to-date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$546	$154	$139	$(15)	$(9)	$60	$176	—	—	—	—	100%
2006	706	86	46	(40)	(19)	72	376	—	—	—	—	100%
2005	157	86	71	(15)	(8)	—	19	—	—	—	—	100%
2004 and earlier	9	8	8	—	—	—	—	—	37%	63%	—	—

Total Alt-A	1,418	334	264	(70)	(36)	132	571	—	1%	2%	—	97%
Prime
2008	63	60	52	(8)	2	—	—	100%	—	—	—	—
2007	470	183	207	24	46	—	137	—	—	—	—	100%
2006	1,120	730	824	94	78	16	134	—	—	—	—	100%
2005	886	458	433	(25)	11	—	233	30%	—	18%	—	52%
2004 and earlier	681	483	439	(44)	68	42	54	20%	23%	14%	13%	30%

Total Prime	3,220	1,914	1,955	41	205	58	558	16%	6%	8%	3%	67%

Totals	$4,638	$2,248	$2,219	$(29)	$169	$190	$1,129	13%	5%	7%	3%	72%

(1)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

NOTE 6. Federal Home Loan Bank Stock

Our banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At March 31, 2010 and December 31, 2009, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $848,000 and $826,000, respectively. At March 31, 2010 and December 31, 2009 the Company had an investment in FHLB stock carried at a cost basis (par value) of $3.6 million.

The FHLB of Seattle had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the three months ended March 31, 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 7. Goodwill

Goodwill represents $13.0 million of the Company’s $1.01 billion total assets as of March 31, 2010. The goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

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

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The Company’s annual impairment test was performed during the quarter ended December 31, 2009. For the quarter ended March 31, 2010, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though an interim impairment test was not performed during the quarter ended March 31, 2010, events could occur in future reporting periods which would require an interim impairment test and could result in a future impairment charge.

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

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on March 31, 2010 and December 31, 2009 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent. While these methodologies are permitted under U.S. Generally Accepted Accounting Principles or GAAP for this disclosure, the amounts derived are not intended to reflect an exit price of the asset.

(e) Deposits

For deposits with no contractual maturity, the fair value is equal to the carrying value. The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates currently offered by the Company for deposits of similar remaining maturities.

(f) Securities Sold Under Agreement to Repurchase

Securities sold under agreement to repurchase are short-term in nature, repricing on a daily basis. Fair value financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value.

(g) Other Financial Instruments

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, carrying value is assumed to equal fair value.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

The table below presents the carrying value amount of the Banks’ financial instruments and their corresponding fair values:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$17,976	$17,976	$20,106	$20,106
Interest earning deposits	94,346	94,346	87,125	87,125
Investment securities available for sale	95,268	95,268	90,736	90,736
Investment securities held to maturity	13,551	13,787	13,636	13,645
Federal Home Loan Bank stock	3,566	3,566	3,566	3,566
Loans receivable and loans held for sale	733,194	745,162	746,908	761,756

Financial Liabilities
Deposits:
Savings, money market and demand	$540,246	$540,246	$536,215	$536,215
Time certificates	295,650	295,995	303,913	304,542

Total deposits	$835,896	$836,241	$840,128	$840,757

Securities sold under agreement to repurchase	$10,254	$10,254	$10,440	$10,440

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$95,268	$—	$95,268	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2010.

	Fair Value at March 31, 2010				Three Months Ended March 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$6,386	$—	$—	$6,386	$2,472
Investment securities held to maturity (2)	30	—	—	30	190

Total	$6,416	$—	$—	$6,416	$2,662

(1)	The loss on loans receivable disclosed above represents the amount of the specific reserve accrued during the period applicable to loans held at period end, and is included in the provision for loan losses. At March 31, 2010, a specific reserve of $5.0 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(2)	Investment securities held to maturity with a carrying amount of $225,000 were written down to their fair value of $30,000 resulting in an impairment charge of $190,000 to non-interest expense for the three months ended March 31, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$90,736	$—	$90,736	$—

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

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2010. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. At March 31, 2010, we had total assets of $1.0 billion and total stockholders’ equity of $159.6 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks operations.

Our core profitability depends primarily on our net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that we earn on interest-earning assets, comprised primarily of loans and investments, and interest expense, the amount we pay on our interest-bearing liabilities, which are primarily deposits and borrowings. The results of our operations may also be affected by local and general economic conditions. Changes in levels of interest rates affect our net interest income. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three months ended March 31, 2010, non-interest income consisted primarily of service charges on deposits, gains on the sale of loans, merchant Visa income and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, merchant Visa, data processing, state and local taxes and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities. Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and marketing expense. Growth in the number of loan and deposit accounts affects other income, including service charges as well as other expenses such as data processing services, supplies, postage, telecommunications and other miscellaneous expenses.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make residential and commercial construction, multi-family and commercial real estate and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State.

Earnings Summary

Including preferred stock dividends, net income applicable to common shareholders of $0.03 per diluted common share was recorded for the quarter ended March 31, 2010 compared to a net loss of $0.14 per diluted common share for the quarter ended March 31, 2009. Net income for the quarter ended March 31, 2010 was $696,000 compared to a net loss of $594,000 for the same period in 2009. The increase was primarily the result of a $1.5 million decrease in the provision for loan losses and an increase of $587,000 in net interest income. The Company’s efficiency ratio improved to 63.0% for the quarter ended March 31, 2010 from 65.0% for the quarter ended March 31, 2009.

Net Interest Income

Net interest income increased $587,000, or 5.8%, to $10.7 million for the quarter ended March 31, 2010 compared with the same period in 2009 of $10.1 million. The increase in net interest income resulted primarily from a decrease in interest expense due to lower cost of funds partially offset by a decrease in interest income. Net interest income as a percentage of average earning assets (net interest margin) for the quarter ended March 31, 2010 decreased 10 basis points to 4.58% from 4.68% for the same period in 2009. Our net interest spread for the quarter ended March 31, 2010 decreased to 4.30% from 4.34% for the same period in 2009.

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$738,091	$11,970	6.58%	$783,118	$12,895	6.68%
Taxable securities	94,212	745	3.21	37,200	447	4.88
Nontaxable securities	9,055	73	3.28	6,278	55	3.52
Interest earning deposits	98,527	60	0.25	42,317	44	0.42
Federal Home Loan Bank stock	3,566	—	0.00	3,566	—	—

Total interest earning assets	$943,451	$12,848	5.52%	$872,479	$13,441	6.25%
Non-interest earning assets	69,384			73,661

Total assets	$1,012,835			$946,140

Interest Bearing Liabilities:
Certificates of deposit	$297,870	$1,486	2.02%	$337,738	$2,248	2.70%
Savings accounts	83,369	133	0.65	100,866	310	1.24
Interest bearing demand and money market accounts	331,852	544	0.66	278,357	805	1.17

Total interest bearing deposits	713,091	2,163	1.23	716,961	3,363	1.90
Securities sold under agreement to repurchase	11,093	20	0.72	—	—	—

Total interest bearing liabilities	$724,184	$2,183	1.22%	$716,961	$3,363	1.90%
Demand and other non-interest bearing deposits	124,628			110,083
Other non-interest bearing liabilities	3,956			5,117
Stockholders’ equity	160,067			113,979

Total liabilities and stockholders’ equity	$1,012,835			$946,140

Net interest income		$10,665			$10,078
Net interest spread			4.30%			4.34%
Net interest margin			4.58%			4.68%
Average interest earning assets to average interest bearing liabilities			130.28%			121.69%

Total interest income decreased $593,000, or 4.4%, to $12.8 million for the quarter ended March 31, 2010 from $13.4 million for the quarter ended March 31, 2009 as the yield on interest earning assets decreased to 5.52% for the quarter ended March 31, 2010 from 6.25% for the quarter ended March 31, 2009. The decrease in the yield on earning assets reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 to aggressively lower short-term interest rates and more recently to maintain the very low level of interest rates. Total average interest earning assets (including nonaccrual loans) increased by $71.0 million to $943.5 million for the quarter ended March 31, 2010 from $872.5 million for the quarter ended March 31, 2009. The decrease in interest income was due partially to an increase in nonaccrual loans. Nonaccruing loans reduced the yield earned on loans by approximately 19 basis points in the first quarter of 2010 compared to approximately 21 basis points in the preceding quarter and approximately eight basis points in the first quarter of 2009. Nonaccrual loans totaled $28.4 million at March 31, 2010 as compared to $32.6 million at December 31, 2009 and $13.4 million at March 31, 2009.

Total interest expense decreased by $1.2 million, or 35.1%, to $2.2 million for the quarter ended March 31, 2010 from $3.4 million for the quarter ended March 31, 2009 as the average rate paid on interest bearing liabilities decreased to 1.22% for the quarter ended March 31, 2010 from 1.90% for the quarter ended March 31, 2009. Total average interest bearing liabilities increased by $7.2 million to $724.2 million at March 31, 2010 from $717.0 million at March 31, 2009. Deposit interest expense decreased $1.2 million, or 36%, to $2.2 million for the quarter ended March 31, 2010 compared to $3.4 million for the same quarter last year as a result of a 67 basis point decrease in the average cost of interest-bearing deposits reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses decreased $1.5 million, or 28.6%, to $3.8 million for the quarter ended March 31, 2010 from $5.3 million for the quarter ended March 31, 2009. The Banks had net charge-offs of $5.1 million for the quarter ended March 31, 2010 compared to net charge-offs of $518,000 for the quarter ended March 31, 2009. The ratio of net charge-offs to average total loans outstanding was 0.67% for the quarter ended March 31, 2010 and 0.07% for the quarter ended March 31, 2009.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses decreased by $1.4 million to $24.8 million at March 31, 2010 from $26.2 million at December 31, 2009. The decreased level of the allowance for loan losses was primarily attributable to decrease in impaired loans, and a decrease in the level of performing loans classified as potential problem loans. As of March 31, 2010, we had identified $28.8 million of impaired loans, including $13.4 million of restructured loans. Of those impaired loans, $13.3 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $15.5 million have related allowances for credit losses totaling $5.0 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $24.8 million at March 31, 2010 (3.27% of total loans and 86.0% of nonperforming loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income increased $119,000, or 5.8% to $2.2 million, for the quarter ended March 31, 2010 compared with the same period in 2009. The increase was due substantially to an increase of $36,000 in service charges on deposits due to increased transaction deposits and an increase of $33,000 in merchant Visa income due to increased merchant sales volume.

Non-interest Expense

Non-interest expense increased $195,000 or 2.5% to $8.1 million during the quarter ended March 31, 2010 compared to $7.9 million for the quarter ended March 31, 2009. The increase was due to increased FDIC assessment rates resulting in an increase in FDIC assessments in the amount of $209,000, increased salaries and benefits expense in the amount of $184,000 resulting primarily from increased full-time employees, and increased professional services in the amount of $145,000 resulting from additional consultant expenses. These increases were partially offset by a $402,000 decline in other expense as a result of a net gain of $92,000 on sale of other real estate owned during the quarter ended March 31, 2010 compared to a net loss of $85,000 during the quarter ended March 31, 2009 and an assessment during the quarter ended March 31, 2009 in the amount of $239,000 from the Washington Public Deposit Protection Commission due to uncollateralized public deposits of a failed bank. The $190,000 impairment loss on investment securities recorded during the quarter ended March 31, 2010 was the result of other-than-temporary impairment charge on the private residential collateralized mortgage obligations received in the redemption-in-kind of the AMF Ultra Short Mortgage Fund. The $175,000 net impairment loss on investment securities during the quarter ended March 31, 2009 was also due to the private residential collateralized mortgage obligations received in the redemption.

The efficiency ratio for the quarter ended March 31, 2010 was 63.0% compared to 65.0% for the same period in the prior year. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Federal Income Tax Expense (Benefit)

The provision for federal income taxes increased by $721,000 to an expense of $300,000 for the quarter ended March 31, 2010 from a net benefit of $421,000 for the quarter ended March 31, 2009 primarily as a result of higher income before taxes. The Company’s effective tax rate was 30.1% for the quarter ended March 31, 2010 and 41.5% for the quarter ended March 31, 2009. The decrease in the effective tax rate was primarily attributable to an increased percentage of income (loss) before taxes that was non-taxable.

Financial Condition Data

Total assets decreased $3.0 million or 0.3%, to $1.012 billion as of March 31, 2010 from the December 31, 2009 balance of $1.015 billion. Deposits decreased $4.2 million or 0.5%, to $835.9 million as of March 31, 2010 from the December 31, 2009 balance of $840.1 million. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $13.5 million or 1.8%, to $732.6 million as of March 31, 2010 from $746.1 million at December 31, 2009 as a result of a decline in new originations and continuing payoffs on existing loans, transfers to other real estate own and charge offs.

Total stockholders’ equity increased by $1.1 million or 0.7%, to $159.6 million as of March 31, 2010 from the December 31, 2009 balance of $158.5 million as a result of net income of $696,000, change in fair value of securities available for sale, net of tax, in amount of $299,000 and exercise of stock options in the amount of $201,000. The Company’s capital position remains strong at 15.8% of total assets as of March 31, 2010, an increase from 15.6% at December 31, 2009.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased $15.1 million to $758.0 million at March 31, 2010 from $773.1 million at December 31, 2009. This decrease was due substantially to a $12.4 million decline in real estate construction loans. The largest declines in our loan portfolio occurred in the real estate construction portfolio as a result of a combination of charge offs in the amount of $2.2 million, transfers to other real estate owned of $1.3 million and loan payoffs. Commercial loan balances decreased $3.1 million due substantially to charge-offs in the amounts of $2.9 million during the quarter ended March 31, 2010.

	At March 31, 2010	% of Total	At December 31, 2009	% of Total
	(Dollars in thousands)
Commercial	$405,502	53.5%	$408,622	52.8%
Real estate mortgages
One-to-four family residential	52,228	6.9	54,448	7.0
Five or more family residential and commercial properties	197,087	26.0	194,613	25.2

Total real estate mortgages	249,315	32.9	249,061	32.2
Real estate construction
One-to-four family residential	41,599	5.5	46,060	6.0
Five or more family residential and commercial properties	41,774	5.5	49,665	6.4

Total real estate construction	83,373	11.0	95,725	12.4
Consumer	21,352	2.8	21,261	2.8

Gross loans	759,542	100.2	774,669	100.2
Less: deferred loan fees	(1,551)	(0.2)	(1,597)	(0.2)

Total loans	$757,991	100.0%	$773,072	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2010	At December 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$4,609	$7,266
Real estate mortgages	47	—
Real estate construction	23,760	25,288

Total nonaccrual loans (1)	28,416	32,554

Restructured loans:
Real estate mortgages	417	425

Total nonperforming loans	28,833	32,979
Other real estate owned	1,590	704

Total nonperforming assets	$30,423	$33,683

Accruing loans past due 90 days or more	$741	$277
Potential problem loans	43,659	45,848
Allowance for loan losses	24,797	26,164
Nonperforming loans to total loans	3.81%	4.27%
Allowance for loan losses to total loans	3.27%	3.38%
Allowance for loan losses to nonperforming loans	86.00%	79.34%
Nonperforming assets to total assets	3.01%	3.32%

(1)	At March 31, 2010 and December 31, 2009, nonaccrual loans of $13.0 million and $17.0 million, respectively, were considered troubled debt restructures.

Nonperforming assets decreased to $30.4 million, or 3.01% of total assets, at March 31, 2010 from $33.7 million, or 3.32% of total assets, at December 31, 2009 due to a decrease in nonperforming loans. The decrease of $4.1 million in nonperforming loans was primarily attributable to charge-offs of $5.4 million during the quarter ended March 31, 2010 on nonperforming loan balances as of December 31, 2009. Of these charge-offs, $3.0 million related to nonperforming commercial loans and $2.4 million related to nonperforming construction loans. In addition, nonperforming construction loan balances totaling $1.3 million were transferred to other real estate owned during the quarter ended March 31, 2010. This decrease in total nonperforming loans was partially offset by a $2.9 million addition of a residential construction development loan in Mason County, Washington. This loan was reported as a potential problem loan at December 31, 2009 and is the primary reason for the $2.2 million decrease in potential problem loans during the quarter ended March 31, 2010. Potential problem loans as of March 31, 2010 and December 31, 2009 were $43.7 million and $45.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

At March 31, 2010, our largest relationship to one borrower had nonaccrual loans in the amount of $12.1 million. These loans, which were placed on nonaccrual status in 2009, are to a builder/developer of single family homes/lots primarily in Pierce County Washington. Pierce County has had a significant slowdown in home sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. We believe we are adequately reserved for these loans at this time.

At March 31, 2010, another large lending relationship having loans with a balance of $10.6 million was included within potential problem loans. The loans, which were categorized as potential problem loans in 2009, are to a builder/developer of a condominium project in Pierce County, Washington. The Company has appraisals which justify current carrying values. However, due to the slow rate at which the individual units are selling, it is becoming more likely these loans will become nonaccrual loans in the future. While at this time we believe we have adequately reserved for these loans, should they migrate to nonaccrual status and property values continue to deteriorate below their current values, additional loss provisions may be necessary.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended,
	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Total loans outstanding at end of period (1)	$757,357	$772,247	$786,797
Average total loans outstanding during period (1)	764,906	778,638	798,426
Allowance balance at beginning of period	26,164	25,052	15,423
Provision for loan losses	3,750	4,950	5,250
Charge offs:
Commercial	(2,979)	(69)	(502)
Real estate mortgages	—	(189)	—
Real estate construction	(2,428)	(3,614)	—
Consumer	(30)	(34)	(37)

Total charge offs	(5,437)	(3,906)	(539)

Recoveries:
Commercial	117	—	—
Real estate mortgages	—	—	—
Real estate construction	190	50	—
Consumer	13	18	21

Total recoveries	320	68	21

Net charge offs	(5,117)	(3,838)	(518)

Allowance balance at end of period	$24,797	$26,164	$20,155

Allowance for loan losses to total loans	3.27%	3.39%	2.56%
Ratio of net charge offs during period to average total loans outstanding	(0.67)%	(0.49)%	(0.07)%

(1)	Excludes loans held for sale

The allowance for loan losses at March 31, 2010 decreased $1.4 million to $24.8 million from $26.2 million at December 31, 2009. The decrease was due to net charge-offs exceeding the provision for loan losses during the quarter ended and the reduction in nonperforming loans and potential problem loans. Nonperforming loans to total loans decreased to 3.81% at March 31, 2010 from 4.27% as December 31, 2009 and the allowance for loan losses to nonperforming loans increased to 86.00% at March 31, 2010 from 79.34% at December 31, 2009. Potential problem loans decreased $2.2 million to $43.7 million at March 31, 2010 from $45.8 million at December 31, 2009. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio at March 31, 2010.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. In addition to customer deposits management may utilize the use of brokered deposits on an as-needed basis.

As indicated in the table below, total deposits decreased to $835.9 million at March 31, 2010 from $840.1 million at December 31, 2009.

	March 31, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$126,400	15.1%	$133,169	15.8%
NOW accounts	217,300	26.0	211,509	25.2
Money market accounts	110,104	13.2	113,332	13.5
Savings accounts	86,442	10.3	78,205	9.3

Total non-maturity deposits	540,246	64.6	536,215	63.8
Certificate of deposit accounts	295,650	35.4	303,913	36.2

Total deposits	$835,896	100.0%	$840,128	100.0%

Since December 31, 2009, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $4.0 million and certificate of deposit accounts have decreased $8.3 million. As a result, the percentage of certificate deposit accounts to total deposits decreased to 35.4% at March 31, 2010 from 36.2% at December 31, 2009.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company is utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2010, the Banks had securities sold under agreement to repurchase totaling $10.3 million, a slight decrease from $10.4 million at December 31, 2009.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2010, cash and cash equivalents totaled $112.3 million, or 11.1% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.0 million, or 0.3% of total assets. At March 31, 2010, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $151.3 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $58.8 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of March 31, 2010. There were no borrowings outstanding other than repurchase agreements as of March 31, 2010.

Stockholders’ equity at March 31, 2010 was $159.6 million compared with $158.5 million at December 31, 2009. During the quarter ended March 31, 2010, the Company accrued preferred stock dividends of $300,000, realized net income of $696,000, recorded $299,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $339,000.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the FDIC. The Federal Reserve Board requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of March 31, 2010 and December 31, 2009, Heritage Bank and Central Valley Bank were all classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of March 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$29,985	3.0%	$49,975	5.0%	$146,114	14.6%
Tier 1 capital to risk-weighted assets	29,211	4.0	43,817	6.0	146,114	20.0
Total capital to risk-weighted assets	58,423	8.0	73,028	10.0	155,436	21.3
Heritage Bank
Tier 1 leverage capital to average assets	25,341	3.0	42,234	5.0	101,324	12.0
Tier 1 capital to risk-weighted assets	25,142	4.0	37,714	6.0	101,324	16.1
Total capital to risk-weighted assets	50,285	8.0	62,856	10.0	109,361	17.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,631	3.0	7,718	5.0	14,252	9.2
Tier 1 capital to risk-weighted assets	4,046	4.0	6,069	6.0	14,252	14.1
Total capital to risk-weighted assets	8,092	8.0	10,115	10.0	15,530	15.4
As of December 31, 2009:
The Company consolidated
Tier 1 leverage capital to average assets	$30,276	3.0	$50,460	5.0	$145,354	14.6%
Tier 1 capital to risk-weighted assets	29,956	4.0	44,933	6.0	145,354	19.4
Total capital to risk-weighted assets	59,911	8.0	74,889	10.0	154,923	20.7
Heritage Bank
Tier 1 leverage capital to average assets	25,709	3.0	42,848	5.0	100,751	11.8
Tier 1 capital to risk-weighted assets	25,851	4.0	38,776	6.0	100,751	15.6
Total capital to risk-weighted assets	51,701	8.0	64,627	10.0	109,024	16.9
Central Valley Bank
Tier 1 leverage capital to average assets	4,545	3.0	7,575	5.0	13,762	9.1
Tier 1 capital to risk-weighted assets	4,075	4.0	6,113	6.0	13,762	13.5
Total capital to risk-weighted assets	8,151	8.0	10,188	10.0	15,048	14.8

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

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report for the year-ended at December 31, 2009.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2010, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan(12)

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

14.0	Code of Ethics and Conduct Policy(12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.
(12)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 4, 2010	/s/ BRIAN L. VANCE
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