Form 10-Q
period 2010-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2010-08-03
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 20, 2010 there were 11,119,820 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

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

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$18,464	$20,106
Interest earning deposits	93,867	87,125
Investment securities available for sale	91,262	90,736
Investment securities held to maturity (market value of $14,828 and $13,645)	14,302	13,636
Loans held for sale	—	825
Loans receivable	761,181	772,247
Less: Allowance for loan losses	(26,268)	(26,164)

Loans receivable, net	734,913	746,083
Other real estate owned	1,590	704
Premises and equipment, at cost, net	16,468	16,394
Federal Home Loan Bank stock, at cost	3,566	3,566
Accrued interest receivable	3,922	4,018
Prepaid expenses and other assets	9,417	9,175
Deferred federal income taxes, net	8,673	9,133
Intangible assets, net	307	346
Goodwill	13,012	13,012

Total assets	$1,009,763	$1,014,859

Liabilities and Stockholders’ Equity
Deposits	$829,030	$840,128
Securities sold under agreement to repurchase	15,352	10,440
Accrued expenses and other liabilities	4,553	5,793

Total liabilities	848,935	856,361
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); 24,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	23,550	23,487
Common stock, no par, 15,000,000 shares authorized; 11,119,820 and 11,057,972 shares outstanding at June 30, 2010 and December 31, 2009, respectively	74,040	73,534
Unearned compensation – ESOP and other	(225)	(270)
Retained earnings	62,868	61,980
Accumulated other comprehensive income (loss), net	595	(233)

Total stockholders’ equity	160,828	158,498

Total liabilities and stockholders’ equity	$1,009,763	$1,014,859

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$11,903	$12,637	$23,873	$25,532
Taxable interest on investment securities	675	558	1,420	1,005
Nontaxable interest on investment securities	78	58	151	113
Interest on federal funds sold and interest bearing deposits	60	56	120	100

Total interest income	12,716	13,309	25,564	26,750
INTEREST EXPENSE:
Deposits	1,929	2,968	4,092	6,331
Other borrowings	21	6	41	6

Total interest expense	1,950	2,974	4,133	6,337

Net interest income	10,766	10,335	21,431	20,413
Provision for loan losses	3,150	4,540	6,900	9,790

Net interest income after provision for loan losses	7,616	5,795	14,531	10,623
NON-INTEREST INCOME:
Gains on sales of loans, net	35	105	101	202
Service charges on deposits	1,082	1,030	2,107	2,019
Merchant Visa income	795	769	1,510	1,451
Other income	224	368	575	637

Total non-interest income	2,136	2,272	4,293	4,309
NON-INTEREST EXPENSE:
Impairment loss on investment securities	68	467	263	642
Less: Portion recorded as other comprehensive income	(13)	(408)	(18)	(408)

Impairment loss on investment securities, net	55	59	245	234
Salaries and employee benefits	4,200	3,697	8,215	7,528
Occupancy and equipment	990	956	2,018	1,989
Data processing	416	428	835	837
Marketing	423	234	634	460
Merchant Visa	660	633	1,257	1,198
Professional services	338	182	625	323
State and local taxes	156	260	373	455
Federal deposit insurance	347	751	701	896
Other expense	889	826	1,647	1,986

Total non-interest expense	8,474	8,026	16,550	15,906

Income (loss) before federal income taxes	1,278	41	2,274	(974)
Federal income tax (benefit) expense	423	(50)	723	(471)

Net income (loss)	$855	$91	$1,551	$(503)

Dividends accrued and discount accreted on preferred shares	332	330	663	659
Net income (loss) applicable to common shareholders	$523	$(239)	$888	$(1,162)

Earnings (loss) per share:
Basic	$0.05	$(0.04)	$0.08	$(0.18)
Diluted	$0.05	$(0.04)	$0.08	$(0.18)
Dividends declared per common share:	$—	$—	$—	$0.10

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2010 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards issued	—	—	40	—	—	—	—	—
Stock option compensation expense	—	—	—	114	—	—	—	114
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	202	—	—	—	202
Share based payment and earned ESOP	—	—	5	195	45	—	—	240
Tax provision associated with share based payment and unallocated ESOP	—	—	—	(5)	—	—	—	(5)
Accretion of preferred stock	—	63	—	—	—	(63)	—	—
Net income	—	—	—	—	—	1,551	—	1,551
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	701	701
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(12)	(12)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	139	139
Dividends accrued on preferred stock	—	—	—	—	—	(600)	—	(600)

Balance at June 30, 2010	24	$23,550	11,120	$74,040	$(225)	$62,868	$595	$160,828

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income (Loss)	2010	2009	2010	2009
Net income (loss)	$523	$91	$1,551	$(503)
Change in fair value of securities available for sale, net of tax of $216, $(81), $378, $(8)	402	(150)	701	(15)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $0, $3	—	—	—	6
Cumulative effect of adoption of FAS 115-2 relating to impairment of debt securities, net of tax of $0, $(80), $0, $(80)	—	(149)	—	(149)
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(5), $(143), $(6), $(143)	(8)	(265)	(12)	(265)
Accretion of other-than-temporary impairment in securities held-to-maturity, net of tax of $21, $0, $75, $0	38	—	139	—

Comprehensive income (loss)	$955	$(473)	$2,379	$(926)

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,551	$(503)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	736	476
Deferred loan fees, net of amortization	(54)	(206)
Provision for loan losses	6,900	9,790
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(1,390)	(12,372)
Recognition of compensation related to ESOP shares and share based payment	240	229
Stock option compensation expense	114	88
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	5	85
Amortization of intangible assets	39	39
Deferred federal income tax	15	183
(Gain) loss on sale of investment securities	4	(2)
Impairment loss on investment securities	245	234
Origination of loans held for sale	(4,195)	(12,223)
Gain on sale of loans	(101)	(202)
Proceeds from sale of loans	5,121	10,298
Gain on sale of other real estate owned	(93)	(33)
Loss on sale of premises and equipment	—	1

Net cash provided (used) by operating activities	9,137	(4,118)

Cash flows from investing activities:
Loans originated, net of principal payments	1,884	20,425
Maturities of investment securities available for sale	8,551	5,042
Maturities of investment securities held to maturity	1,229	1,241
Purchase of investment securities available for sale	(8,372)	(29,684)
Purchase of investment securities held to maturity	(1,826)	—
Purchase of premises and equipment	(769)	(1,304)
Proceeds from sales of other real estate owned	1,647	3,897
Proceeds from sales of premises and equipment	209	113
Proceeds from sales of securities available for sale	—	752

Net cash provided by investing activities	2,553	482

Cash flows from financing activities:
Net (decrease) increase in deposits	(11,098)	17,623
Cash dividends paid	(600)	(1,254)
Net increase in securities sold under agreement to repurchase	4,912	9,163
Proceeds from exercise of stock options	201	42
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(5)	(85)

Net cash (used) provided by financing activities	(6,590)	25,489

Net increase in cash and cash equivalents	5,100	21,853

Cash and cash equivalents at beginning of period	107,231	60,634

Cash and cash equivalents at end of period	$112,331	$82,487

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$4,143	$6,738
Federal income taxes	1,283	3,502
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	2,440	2,134

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a) Description of Business

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2009 Annual Report on Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our 2009 Form 10-K disclosure for the year ended December 31, 2009.

(d) Recently Issued Accounting Pronouncements

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

NOTE 2. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$855	$91	$1,551	$(503)
Dividends accrued and discount accreted on preferred shares	(332)	(330)	(663)	(659)

Net income (loss) applicable to common shareholders	523	(239)	888	(1,162)
Dividends and undistributed earnings allocated to participating securities	—	—	—	(6)

Earnings (loss) allocated to common shareholders	$523	$(239)	$888	$(1,168)
Basic:
Weighted average common shares outstanding	11,096,841	6,705,979	11,084,405	6,703,288
Less: Restricted stock awards	(85,171)	(89,990)	(77,752)	(89,990)

Total basic weighted average common shares outstanding	11,011,670	6,615,989	11,006,653	6,613,298

Diluted:
Basic weighted average common shares outstanding	11,011,670	6,615,989	11,006,653	6,613,298
Incremental shares from stock options, restricted stock awards and common stock warrant	50,576	—	46,867	—

Weighted average common shares outstanding	11,062,246	6,615,989	11,053,520	6,613,298

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2010, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 537,031 and 544,706, respectively, as the exercise price was in excess of the market value. For the three and six months ended June 30, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share.

(b.) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. In this regard, in the second quarter of 2009, the Company’s board of directors decided to suspend the quarterly common stock dividend after reviewing these factors and giving consideration to the current economic environment. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income.

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

Preferred Stock. On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock for a ten-year period at an exercise price of $13.04 per share. During September 2009, the Company raised approximately $46.6 million in a public offering of its common stock, which under the terms of the warrant reduced the number of shares of our common stock underlying the warrant by 50% to 138,037 shares.

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

NOTE 3. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Compensation expense recognized	$285	$266
Related tax benefit recognized	70	74

As of June 30, 2010, the total unrecognized compensation expense related to non-vested stock awards was $895,000 and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.

The fair value of options granted during the six months ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Six months ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2010	2.45%	6.21	32%	2.72%	$3.84
June 30, 2009	2.07%	5.00	31%	3.49%	$2.33

NOTE 4. Stock Option and Award Activity

The following table summarizes stock option activity for the six months ended June 30, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	538,842	$19.34
Granted	105,082	14.79
Exercised	(17,268)	11.67
Forfeited or expired	(75,432)	19.49

Outstanding at June 30, 2010	551,224	$18.69	4.1	$381

Exercisable at June 30, 2010	373,562	$21.08	2.3	$121

The total intrinsic value of options exercised during the six months ended June 30, 2010 was $43,000.

The following table summarizes restricted stock award activity for the six months ended June 30, 2010.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	65,705	$21.90
Granted	39,951	14.78
Vested	(2,000)	21.44
Forfeited	—	—

Outstanding at June 30, 2010	103,656	$19.17

NOTE 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
U.S. Treasury and U.S. Government agencies	$30,466	$354	$—	$30,820
Municipal securities	7,473	177	(6)	7,644
Corporate securities	10,045	216	—	10,261
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	41,519	1,074	(56)	42,537

Total	$89,503	$1,821	$(62)	$91,262

December 31, 2009
U.S. Treasury and U.S. Government agencies	$22,986	$52	$(80)	$22,958
Municipal securities	7,365	149	(54)	7,460
Corporate securities	10,060	127	(11)	10,176
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	49,645	695	(198)	50,142

Total	$90,056	$1,023	$(343)	$90,736

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010
U.S. Treasury and U.S. Government agencies	$1,896	$103	$—	$1,999
Municipal securities	2,949	103	—	3,052
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	7,336	276	(1)	7,611
Private residential collateralized mortgage obligations	2,121	197	(152)	2,166

Total	$14,302	$679	$(153)	$14,828

December 31, 2009
U.S. Treasury and U.S. Government agencies	$1,443	$15	$(14)	$1,444
Municipal securities	1,618	93	—	1,711
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	8,236	172	(57)	8,351
Private residential collateralized mortgage obligations	2,339	70	(270)	2,139

Total	$13,636	$350	$(341)	$13,645

Available for sale and held to maturity investments with unrealized losses as of June 30, 2010 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal securities	1,505	6	—	—	1,505	6
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,777	57	31	—	6,808	57
Private residential collateralized mortgage obligations	23	1	1,539	151	1,562	152

Total temporarily impaired securities	$8,305	$64	$1,570	$151	$9,875	$215

Available for sale and held to maturity investments with unrealized losses as of December 31, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$20,907	$80	$1,175	$14	$22,082	$94
Municipal securities	2,993	54	—	—	2,993	54
Corporate securities	1,982	11	—	—	1,982	11
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,247	254	270	1	17,517	255
Private residential collateralized mortgage obligations	55	12	2,084	258	2,139	270

Total temporarily impaired securities	$43,184	$411	$3,529	$273	$46,713	$684

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

The amortized cost and fair value of securities at June 30, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,705	$3,711
Due after one year through three years	39,538	40,158
Due after three years through five years	1,680	1,731
Due after five through ten years	8,849	9,011
Due after ten years	35,731	36,651

Totals	$89,503	$91,262

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due after one year through three years	$504	$528
Due after three years through five years	879	939
Due after five years through ten years	3,276	3,407
Due after ten years	9,643	9,954

Totals	$14,302	$14,828

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

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the six months ended June 30, 2010, ten private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $18,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $245,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 10.3%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the six months ended June 30, 2010:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2009	$1,999	$1,060	$939
Additions:
Initial impairments	54	11	43
Subsequent impairments	209	7	202

June 30, 2010	$2,262	$1,078	$1,184

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of June 30, 2010 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$474	$159	$128	$(30)	$(24)	$59	$177	—	—	—	—	100%
2006	651	55	85	30	50	116	419	—	—	—	—	100%
2005	148	87	67	(20)	(12)	—	19	—	—	—	—	100%
2004 and earlier	8	8	8	—	—	—	—	—	37%	63%	—	—

Total Alt-A	1,281	309	288	(20)	(14)	175	615	—	1%	2%	—	97%
Prime
2008	61	59	56	(3)	7	—	—	—	—	—	—	100%
2007	447	173	187	14	36	—	137	—	—	—	—	100%
2006	1,046	699	786	87	71	16	134	—	—	—	—	100%
2005	844	419	399	(20)	17	11	243	—	—	18%	—	82%
2004 and earlier	670	462	450	(13)	99	43	55	21%	23%	14%	36%	6%

Total Prime	3,068	1,812	1,878	65	230	70	569	5%	6%	4%	13%	72%

Totals	$4,349	$2,121	$2,166	$45	$216	$245	$1,184	5%	5%	3%	11%	76%

(1)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

NOTE 6. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At June 30, 2010 and December 31, 2009, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $848,000 and $826,000, respectively. At June 30, 2010 and December 31, 2009 the Company had an investment in FHLB stock carried at a cost basis (par value) of $3.6 million.

The FHLB of Seattle had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the six months ended June 30, 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 7. Goodwill

Goodwill represents $13.0 million of the Company’s $1.01 billion total assets as of June 30, 2010. The goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

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

The Company’s annual impairment test was performed during the quarter ended December 31, 2009. For the quarter ended June 30, 2010, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though an interim impairment test was not performed during the quarter ended June 30, 2010, events could occur in future reporting periods which would require an interim impairment test and could result in a future impairment charge.

NOTE 8. Fair Value Measurements

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

(d) Loans Receivable and Loans Held for Sale

For most loans, fair value is estimated using the Company’s lending rates that would have been offered on June 30, 2010 and December 31, 2009 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent. While these methodologies are permitted under U.S. Generally Accepted Accounting Principles or GAAP for this disclosure, the amounts derived are not intended to reflect an exit price of the asset.

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

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$18,464	$18,464	$20,106	$20,106
Interest earning deposits	93,867	93,867	87,125	87,125
Investment securities available for sale	91,262	91,262	90,736	90,736
Investment securities held to maturity	14,302	14,828	13,636	13,645
Federal Home Loan Bank stock	3,566	3,566	3,566	3,566
Loans receivable and loans held for sale	761,181	781,173	746,908	761,756
Financial Liabilities
Deposits:
Savings, money market and demand	$534,068	$534,068	$536,215	$536,215
Time certificates	294,962	295,704	303,913	304,542

Total deposits	$829,030	$829,772	$840,128	$840,757

Securities sold under agreement to repurchase	$15,352	$15,352	$10,440	$10,440

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$91,262	$—	$91,262	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets, For assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 and year ended December 31, 2009 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at June 30, 2010				Six Months Ended June 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$15,981	$—	$—	$15,981	$7,245
Investment securities held to maturity (2)	40	—	—	40	245
Other real estate owned (3)	1,385	—	—	1,385	—

Total	$17,406	$—	$—	$17,406	$7,490

(1)	At June 30, 2010, a specific reserve of $7.7 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $303,000 were written down to their fair value of $40,000 resulting in an impairment charge of $245,000 to non-interest expense for the six months ended June 30, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Loans with a carrying amount of $2.2 million were written down to their fair value of $1.4 million when they were transferred to other real estate owned during the six months ended June 30, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the six months ended June 30, 2010, are included total losses for loans receivable for the six months ended June 30, 2010 shown above

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

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$12,758	$—	$—	$12,758	$15,904
Investment securities held to maturity(2)	1,078	—	—	1,078	500
Other real estate owned(3)	704	—	—	704	126

Total	$12,722	$—	$—	$12,722	$16,414

(1)	At December 31, 2009, a specific reserve of $7.4 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $2.4 million were written down to their fair value of $1.1 million resulting in an impairment charge of $500,000 to non-interest expense for the year ended December 31, 2009.
(3)	Other real estate owned with a carrying amount of $830,000 were written down to their fair value of $704,000, resulting in impairment charge $126,000 to non-interest expense. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. The fair value of the collateral is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The other real estate owned losses shown above are write-downs based on either an accepted purchase offer by an independent third party received after foreclosure or lowered listing prices based on management’s expectation of local market conditions.

NOTE 9. Subsequent Events

On July 30, 2010, Heritage announced that its subsidiary, Heritage Bank, acquired most of the non-brokered deposits and certain assets of Cowlitz Bank, including its Bay Bank division, from the Federal Deposit Insurance Corporation (“FDIC”), which was appointed receiver of Cowlitz Bank. The FDIC and Heritage Bank entered into a modified whole bank loss-share transaction to acquire approximately $280 million of Cowlitz Bank’s assets and approximately $350 million in deposits. The FDIC excluded non-performing loans, other real estate owned and most brokered deposits from the transaction. As a result, Heritage Bank purchased only performing loans in the approximate amount of $152 million. The acquired loans (other than consumer loans) are subject to 80% loss coverage by the FDIC.

Heritage Bank participated in a competitive bid process with the FDIC. The accepted bid included a 1% deposit premium (excluding brokered and market place deposits) and a negative bid of $8.8 million on net assets acquired. Heritage Bank received regulatory approval to exercise trust powers and will continue to operate the Trust Division of Cowlitz Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2010. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. At June 30, 2010, we had total assets of $1.0 billion and total stockholders’ equity of $160.8 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the six months ended June 30, 2010, non-interest income consisted of service charges on deposits, gains on the sale of loans, merchant Visa income and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, merchant Visa, data processing, professional services, state and local taxes and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to common shareholders was $0.05 per diluted common share for the three months ended June 30, 2010 compared to a net loss of $0.04 per diluted common share for the three months ended June 30, 2009. Net income for the three months ended June 30, 2010 was $855,000 compared to net income of $91,000 for the same period in 2009. The increase was the result of a $1.4 million decrease in the provision for loan losses and an increase of $431,000 in net interest income partially offset by a decrease of $136,000 in noninterest income and an increase of $448,000 in noninterest expense. Net income available to common shareholders was $0.08 per diluted common share for the six months ended June 30, 2010 compared to a net loss of $0.18 per diluted common share for the six months ended June 30, 2009. Net income for the six months ended June 30, 2010 was $1.6 million compared to a net loss of $503,000 for the same period in 2009. The increase was the result of a $2.9 million decrease in the provision for loan losses and an increase of $1.02 million in net interest income partially offset by a $16,000 decrease in noninterest income and an increase of $644,000 in non-interest expense. As a result the Company’s efficiency ratio increased to 65.7% for the three months ended June 30, 2010 from 63.7% for the three months ended June 30, 2009 and remained the same for the six months ended June 30, 2010 and June 30, 2009 at 64.3%.

Net Interest Income

Net interest income increased $431,000, or 4.2%, to $10.8 million for the three months ended June 30, 2010 compared with the same period in 2009 of $10.3 million. Net interest income increased $1.0 million, or 5.0%, to $21.4 million for the six months ended June 30, 2010 compared with the same period in 2009 of $20.4 million. The increase in net interest income for both the three and six months ended June 30, 2010 resulted primarily from a decrease in interest expense due to lower cost of funds, partially offset by a decrease in interest income as a result of lower yields on interest-earning assets. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended June 30, 2010 increased to 4.60% from 4.59% for the same period in 2009. Net interest income as a percentage of average earning assets (net interest margin) for the six months ended June 30, 2010 decreased to 4.59% from 4.64% for the same period in 2009.

The following table provides relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$733,233	$11,903	6.51%	$767,710	$12,637	6.60%
Taxable securities	97,662	675	2.77%	54,060	558	4.14%
Nontaxable securities	9,971	78	3.14%	6,869	58	3.36%
Interest earning deposits	93,512	60	0.26%	71,228	56	0.32%
Federal Home Loan Bank stock	3,566	—	0.00%	3,566	—	0.00%

Total interest earning assets	$937,944	$12,716	5.44%	$903,433	$13,309	5.91%
Non-interest earning assets	70,831			64,348

Total assets	$1,008,775			$967,781

Interest Bearing Liabilities:
Certificates of deposit	$294,400	$1,285	1.75%	$321,851	$2,059	2.57%
Savings accounts	83,726	124	0.59%	82,073	206	1.01%
Interest bearing demand and money market accounts	330,309	520	0.63%	322,468	703	0.87%

Total interest bearing deposits	708,435	1,929	1.09%	726,392	2,968	1.64%
Securities sold under agreement to repurchase	13,457	21	0.63%	2,988	6	0.75%

Total interest bearing liabilities	$721,892	$1,950	1.08%	$729,380	$2,974	1.64%
Demand and other non-interest bearing deposits	122,270			119,985
Other non-interest bearing liabilities	3,318			5,051
Stockholders’ equity	161,295			113,365

Total liabilities and stockholders’ equity	$1,008,775			$967,781

Net interest income		$10,766			$10,335
Net interest spread			4.35%			4.27%
Net interest margin			4.60%			4.59%
Average interest earning assets to average interest bearing liabilities			129.93%			123.86%

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$735,648	$23,873	6.54%	$775,371	$25,533	6.64%
Taxable securities	95,946	1,420	2.98%	45,676	1,005	4.44%
Nontaxable securities	9,516	151	3.20%	6,575	112	3.44%
Interest earning deposits	96,006	120	0.25%	56,955	100	0.36%
Federal Home Loan Bank stock	3,566	—	0.00%	3,566	—	0.00%

Total interest earning assets	$940,682	$25,564	5.48%	$888,143	$26,750	6.07%
Non-interest earning assets	70,111			68,877

Total assets	$1,010,793			$957,020

Interest Bearing Liabilities:
Certificates of deposit	$296,125	$2,771	1.89%	$329,751	$4,307	2.63%
Savings accounts	83,548	256	0.62%	91,418	516	1.14%
Interest bearing demand and money market accounts	331,077	1,065	0.65%	300,534	1,508	1.01%

Total interest bearing deposits	710,750	4,092	1.16%	721,703	6,331	1.77%
Securities sold under agreement to repurchase	12,282	41	0.67%	1,502	6	0.75%

Total interest bearing liabilities	$723,032	$4,133	1.15%	$723,205	$6,337	1.77%
Demand and other non-interest bearing deposits	123,442			115,062
Other non-interest bearing liabilities	3,635			5,083
Stockholders’ equity	160,684			113,670

Total liabilities and stockholders’ equity	$1,010,793			$957,020

Net interest income		$21,431			$20,413
Net interest spread			4.33%			4.31%
Net interest margin			4.59%			4.64%
Average interest earning assets to average interest bearing liabilities			130.10%			122.81%

Total interest income decreased $593,000, or 4.5%, to $12.7 million for the three months ended June 30, 2010 from $13.3 million for the three months ended June 30, 2009 as the yield on interest earning assets decreased to 5.44% for the three months ended June 30, 2010 from 5.91% for the three months ended June 30, 2009. Total interest income decreased $1.2 million, or 4.4%, to $25.6 million for the six months ended June 30, 2010 from $26.8 million for the six months ended June 30, 2009 as the yield on interest earning assets decreased to 5.48% for the six months ended June 30, 2010 from 6.07% for the six months ended June 30, 2009. The decrease in the yield on earning assets for both the three and six months ended June 30, 2010 reflects the significant changes in Federal Reserve monetary policy actions beginning in September 2007 to aggressively lower short-term interest rates and more recently to maintain the very low level of interest rates. Total average interest earning assets (including nonaccrual loans) increased by $34.5 million to $937.9 million for the three months ended June 30, 2010 from $903.4 million for the three months ended June 30, 2009. The decrease in interest income was due partially to an increase in nonaccrual loans. Nonaccruing loans reduced the yield earned on loans by approximately 27 basis points in the second quarter of 2010 compared to approximately 13 basis points in the second quarter of 2009. Total average interest earning assets (including nonaccrual loans) increased by $52.5 million to $940.7 million for the six months ended June 30, 2010 from $888.1 million for the six months ended June 30, 2009. The decrease in interest income was due partially to an increase in nonaccrual loans. Nonaccruing loans reduced the yield earned on loans by approximately 23 basis points for the six months ended June 30, 2010 compared to approximately 11 basis points in the same period of 2009. Nonaccrual loans totaled $29.3 million at June 30, 2010 as compared to $19.5 million at June 30, 2009.

Total interest expense decreased by $1.0 million, or 34.4%, to $2.0 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009 as the average rate paid on interest bearing liabilities decreased to 1.08% for the three months ended June 30, 2010 from 1.64% for the three months ended June 30, 2009. Total interest expense decreased by $2.2 million, or 34.8%, to $4.1 million for the six months ended June 30, 2010 from $6.3 million for the six months ended June 30, 2009 as the average rate paid on interest bearing liabilities decreased to 1.15% for the six months ended June 30, 2010 from 1.77% for the six months ended June 30, 2009. Total average interest bearing liabilities decreased by $173,000 to $723.0 million for the six months ended June 30, 2010 from $723.2 million for the six months ending June 30, 2009. Deposit interest expense decreased $1.0 million, or 35.0%, to $1.9 million for the three months ended June 30, 2010 compared to $3.0 million for the same quarter last year. Deposit interest expense decreased $2.2 million, or 35.4%, to $4.1 million for the six months ended June 30, 2010 compared to $6.3 million for the same period last year. The decrease in deposit interest expense for the three and six months ended June 30, 2010 is mostly a result of a 55 and 61 basis point decrease in the average cost of interest-bearing deposits reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses decreased $1.4 million, or 30.6%, to $3.2 million for the three months ended June 30, 2010 from $4.5 million for the three months ended June 30, 2009. The provision for loan losses decreased $2.9 million, or 29.5%, to $6.9 million for the six months ended June 30, 2010 from $9.8 million for the six months ended June 30, 2009. The Banks had net charge-offs of $1.7 million for the three months ended June 30, 2010 compared to net charge-offs of $1.1 million for the three months ended June 30, 2009. The Banks had net charge-offs of $6.8 million for the six months ended June 30, 2010 compared to net charge-offs of $1.5 million for the six months ended June 30, 2009. The ratio of net charge-offs to average total loans outstanding was 0.89% for the six months ended June 30, 2010 and 0.19% for the six months ended June 30, 2009. The increased amount of charge-offs for the three and six months ended were due mostly to the work through of several construction and commercial loans that were nonperforming as of December 31, 2010.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses increased by $104,000 to $26.3 million at June 30, 2010 from $26.2 million at December 31, 2009. The increased level of the allowance for loan losses was primarily attributable to an increase in the expected loss allocated to non-performing loans offset by decreases in performing loans classified as potential problem loans and total loans. As of June 30, 2010, we had identified $29.9 million of impaired loans, including $10.8 million of restructured loans. Of those impaired loans, $5.4 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $24.5 million have related allowances for credit losses totaling $7.7 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $26.3 million at June 30, 2010 (3.5% of total loans and 88.4% of nonperforming loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolio, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income decreased $136,000, or 6.0%, to $2.1 million, for the three months ended June 30, 2010 compared with the same period in 2009. Total non-interest income decreased $16,000, or 0.4%, to $4.3 million, for the six months ended June 30, 2010 compared with the same period in 2009. The decrease for the three months ended June 30, 2010 compared to the same three month period in 2009 was due substantially to a decrease of $70,000 in the gain on sale of loans due to less loan sale activity and a decrease of $142,000 in the gain on sale of other real estate owned due to property sales made in the second quarter of 2009. The decrease for the six months ended June 30, 2010 compared to the same six month period in 2009 was also due substantially to a decrease in the gain on sale of loans and the gain on sale of other real estate owned by $101,000 and $87,000, respectively.

Non-interest Expense

Non-interest expense increased $448,000 or 5.6% to $8.5 million during the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009. Non-interest expense increased $644,000 or 4.0% to $16.6 million during the six months ended June 30, 2010 compared to $15.9 million for the six months ended June 30, 2009. The increase for the three months was primarily due to increased salaries and benefits expense in the amount of $503,000, increased marketing expense in the amount of $189,000 resulting from additional expense associated with a checking acquisition program and increased professional services in the amount of $156,000 due to additional legal and consulting expenses. These increases were partially offset by a $404,000 decline in Federal Deposit Insurance mostly due to a special assessment imposed in 2009. The $55,000 impairment loss on investment securities recorded during the quarter ended June 30, 2010 and $245,000 impairment loss on investment securities recorded during the six months ended June 30, 2010 was the result of other-than-temporary impairment charge on the private residential collateralized mortgage obligations received in the redemption-in-kind of the AMF Ultra Short Mortgage Fund. The increase for the six months ended was due to increased salaries and benefits expense in the amount of $687,000, increased marketing expense in the amount of $174,000 resulting from additional expense associated with a checking acquisition program and increased professional services in the amount of $302,000 mostly related to legal and consulting expense. These increases were partially offset by a $195,000 decline in Federal Deposit Insurance mostly due to a special assessment imposed in the second quarter of 2009 and a decline in other expenses due to an assessment during the first quarter of 2009 in the amount of $239,000 from the Washington Public Deposit Protection Commission due to uncollateralized public deposits of a failed bank.

The efficiency ratio for the quarter ended June 30, 2010 was 65.7% compared to 63.7% for the same period in the prior year. The increase was mostly related to the increase in non-interest expense. The efficiency ratio for the six months ended June 30, 2010 and June 30, 2009 was 64.3%. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Federal Income Tax Expense (Benefit)

The provision for federal income taxes increased by $473,000 to an expense of $423,000 for the three months ended June 30, 2010 from a net benefit of $50,000 for the three months ended June 30, 2009. The provision for federal income taxes increased by $1.2 million to an expense of $723,000 for the six months ended June 30, 2010 from a net benefit of $471,000 for the six months ended June 30, 2009. Increases for both the three and six months ended were primarily a result of higher income before taxes. The Company’s effective tax rate was 33.1% for the three months ended June 30, 2010 and 122.0% for the same period in 2009. The Company’s effective tax rate was 31.8% for the six months ended June 30, 2010 and 48.4% for the same period in 2009. The decrease in the effective tax rate for both the three and six months ended was primarily attributable to an increased percentage of income (loss) before taxes that was non-taxable.

Financial Condition Data

Total assets decreased $5.1 million, or 0.5%, to $1.010 billion as of June 30, 2010 from the December 31, 2009 balance of $1.015 billion. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $11.2 million, or 1.5%, to $734.9 million as of June 30, 2010 from $746.1 million at December 31, 2009 as a result of a decline in new originations and continuing payoffs on existing loans, transfers to other real estate own and charge offs. Deposits decreased $11.1 million, or 1.3%, to $829.0 million as of June 30, 2010 from the December 31, 2009 balance of $840.1 million mostly due to a reduction in certificates of deposit. Securities sold under agreement to repurchase increased $4.9 million, or 47.1%, to $15.3 million as of June 30, 2010 from the December 31, 2009 balance of $10.4 million mostly due to the addition of new customers.

Total stockholders’ equity increased by $2.3 million, or 1.5%, to $160.8 million as of June 30, 2010 from the December 31, 2009 balance of $158.5 million as a result of net income of $1.6 million, change in fair value of securities available for sale, net of tax, in amount of $701,000, exercise of stock options in the amount of $202,000 and share based payment and earned ESOP in the amount of $240,000, partially offset by preferred cash dividends of $600,000. The Company’s capital position remains strong at 15.9% of total assets as of June 30, 2010, an increase from 15.6% at December 31, 2009.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased $11.9 million to $761.2 million at June 30, 2010 from $773.1 million at December 31, 2009. The largest declines in our loan portfolio occurred in the real estate construction portfolio in the amount of $21.9 million as a result of a combination of net charge offs in the amount of $3.8 million, transfers to other real estate owned of $2.4 million and loan payoffs. Commercial loan balances increased $10.6 million due substantially to an increase in commercial term loans, agricultural loans and SBA loans.

	At June 30, 2010	% of Total	At December 31, 2009	% of Total
	(Dollars in thousands)
Commercial	$419,248	55.1%	$408,622	52.8%
Real estate mortgages
One-to-four family residential	50,332	6.6	54,448	7.0
Five or more family residential and commercial properties	198,403	26.1	194,613	25.2

Total real estate mortgages	248,735	32.7	249,061	32.2
Real estate construction
One-to-four family residential	34,696	4.6	46,060	6.0
Five or more family residential and commercial properties	39,129	5.1	49,665	6.4

Total real estate construction	73,825	9.7	95,725	12.4
Consumer	20,916	2.7	21,261	2.8

Gross loans	762,724	100.2	774,669	100.2
Less: deferred loan fees	(1,543)	(0.2)	(1,597)	(0.2)

Total loans	$761,181	100.0%	$773,072	100.0%

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2010	At December 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial	$5,251	$7,266
Real estate construction	23,943	25,288
Consumer	128	—

Total nonaccrual loans (1)	29,322	32,554

Restructured loans:
Real estate mortgages	408	425

Total nonperforming loans	29,730	32,979
Other real estate owned	1,590	704

Total nonperforming assets	$31,320	$33,683

Accruing loans past due 90 days or more	$1,075	$277
Potential problem loans	36,116	45,848
Allowance for loan losses	26,268	26,164
Nonperforming loans to total loans	3.91%	4.27%
Allowance for loan losses to total loans	3.45%	3.38%
Allowance for loan losses to nonperforming loans	88.36%	79.34%
Nonperforming assets to total assets	3.10%	3.32%

(1)	At June 30, 2010 and December 31, 2009, nonaccrual loans of $8.9 million and $17.0 million, respectively, were considered troubled debt restructures.

Nonperforming assets decreased to $31.3 million, or 3.10% of total assets, at June 30, 2010 from $33.7 million, or 3.32% of total assets, at December 31, 2009 due to a decrease in nonperforming loans. The decrease of $3.2 million in nonperforming loans was primarily attributable to $7.2 million in charge-offs of which $3.1 million related to nonperforming commercial loans and $4.1 million related to nonperforming construction loans. In addition, nonperforming construction loan balances totaling $2.4 million were transferred to other real estate owned during the six months ended June 30, 2010. This decrease in total nonperforming loans was partially offset by a $2.9 million addition of a residential construction development loan in Mason County, Washington and a $10.0 addition of residential construction development loans to one borrower in Pierce County, Washington. These loans were reported as a potential problem loans at December 31, 2009 and are the primary reason for the $9.7 million decrease in potential problem loans during the six months ended June 30, 2010. Potential problem loans as of June 30, 2010 and December 31, 2009 were $36.1 million and $45.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

At June 30, 2010, our largest nonperforming relationship to one borrower had nonaccrual loans in the amount of $9.9 million. The loans, which were categorized as potential problem loans at December 31, 2009, are to a builder/developer of a condominium project in Pierce County, Washington. While the Company has appraisals which justify current carrying values, due to the slow rate at which the individual units are selling, these loans were placed on nonaccrual status. While at this time we believe we have adequately reserved for these loans, should property values continue to deteriorate below their current values, additional loss provisions may be necessary.

At June 30, 2010, our second largest non-performing relationship to one borrower had nonaccrual loans in the amount of $8.4 million. These loans, which were placed on nonaccrual status in 2009, are to a builder/developer of single family homes/lots primarily in Pierce County Washington. Pierce County has had a significant slowdown in home sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. We believe we are adequately reserved for these loans at this time.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses to absorb estimated credit losses associated with the loan portfolio. We determine the adequacy of the allowance through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our non-classified and classified loan portfolio by considering a number of elements including:

•	Historical loss experience in the portfolio;

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal and regulatory; and

•	Effects of changes in credit concentrations.

We calculate the allowance for the non-classified and classified portion of our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may record specific provisions for each impaired loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an adequate allowance combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended,		Six Months Ended,
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Total loans outstanding at end of period (1)	$761,181	$784,867	$761,181	$784,867
Average total loans outstanding during period (1)	758,791	787,687	761,832	793,027
Allowance balance at beginning of period	24,797	20,155	26,164	15,423
Provision for loan losses	3,150	4,540	6,900	9,790
Charge offs:
Commercial	(103)	(960)	(3,082)	(1,462)
Real estate mortgages	—	—	—	—
Real estate construction	(1,625)	(3)	(4,053)	(3)
Consumer	(8)	(106)	(38)	(143)

Total charge offs	(1,736)	(1,069)	(7,173)	(1,608)

Recoveries:
Commercial	2	—	118	—
Real estate mortgages	—	1	—	1
Real estate construction	45	—	235	—
Consumer	10	80	24	101

Total recoveries	57	81	377	102

Net charge offs	(1,679)	(988)	(6,796)	(1,506)

Allowance balance at end of period	$26,268	$23,707	$26,268	$23,707

Allowance for loan losses to total loans	3.45%	3.02%	3.45%	3.02%
Ratio of net charge offs during period to average total loans outstanding	(0.22)%	(0.13)%	(0.89)%	(0.19)%

(1)	Excludes loans held for sale.

The allowance for loan losses at June 30, 2010 increased $104,000 to $26.3 million from $26.2 million at December 31, 2009. The increase was due to the provision for loan losses exceeding net charge-offs during the six months ended and an increase in the provision for nonperforming loans and potential problem loans, partially offset by a decrease in loans receivable. Nonperforming loans to total loans decreased to 3.91% at June 30, 2010 from 4.27% as December 31, 2009 and the allowance for loan losses to nonperforming loans increased to 88.36% at June 30, 2010 from 79.34% at December 31, 2009. Potential problem loans decreased $9.7 million to $36.1 million at June 30, 2010 from $45.8 million at December 31, 2009. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio at June 30, 2010.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. In addition to customer deposits, management may utilize the use of brokered deposits on an as-needed basis.

As indicated in the table below, total deposits decreased to $829.0 million at June 30, 2010 from $840.1 million at December 31, 2009.

	June 30, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$123,468	14.9%	$133,169	15.8%
NOW accounts	224,174	27.0	211,509	25.2
Money market accounts	105,812	12.8	113,332	13.5
Savings accounts	80,614	9.7	78,205	9.3

Total non-maturity deposits	534,068	64.4	536,215	63.8
Certificate of deposit accounts	294,962	35.6	303,913	36.2

Total deposits	$829,030	100.0%	$840,128	100.0%

Since December 31, 2009, non-maturity deposits (total deposits less certificate of deposit accounts) have decreased $2.1 million and certificate of deposit accounts have decreased $9.0 million mostly due to the attrition of some certificates of deposits. As a result, the percentage of certificate deposit accounts to total deposits decreased to 35.6% at June 30, 2010 from 36.2% at December 31, 2009.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company is utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2010, the Banks had securities sold under agreement to repurchase totaling $15.4 million, an increase of $4.9 million from $10.4 million at December 31, 2009 due mostly to the addition of new customers.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2010, cash and cash equivalents totaled $112.3 million, or 11.1% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $3.7 million, or 0.4% of total assets. At June 30, 2010, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $148.8 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $55.1 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of June 30, 2010. There were no borrowings outstanding other than repurchase agreements as of June 30, 2010.

Stockholders’ equity at June 30, 2010 was $160.8 million compared with $158.5 million at December 31, 2009. During the six months ended June 30, 2010, the Company accrued preferred stock dividends of $600,000, realized net income of $1.6 million, recorded $701,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $551,000.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of June 30, 2010 and December 31, 2009, Heritage Bank and Central Valley Bank were all classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of June 30, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$29,864	3.0%	$49,773	5.0%	$146,901	14.8%
Tier 1 capital to risk-weighted assets	29,139	4.0	43,709	6.0	146,901	20.2
Total capital to risk-weighted assets	58,278	8.0	72,848	10.0	156,219	21.4
Heritage Bank
Tier 1 leverage capital to average assets	25,212	3.0	42,020	5.0	102,049	12.1
Tier 1 capital to risk-weighted assets	24,788	4.0	37,182	6.0	102,049	16.5
Total capital to risk-weighted assets	49,576	8.0	61,970	10.0	109,994	17.7
Central Valley Bank
Tier 1 leverage capital to average assets	4,633	3.0	7,722	5.0	14,791	9.6
Tier 1 capital to risk-weighted assets	4,326	4.0	6,488	6.0	14,791	13.7
Total capital to risk-weighted assets	8,651	8.0	10,814	10.0	16,156	14.9
As of December 31, 2009:
The Company consolidated
Tier 1 leverage capital to average assets	$30,276	3.0	$50,460	5.0	$145,354	14.6%
Tier 1 capital to risk-weighted assets	29,956	4.0	44,933	6.0	145,354	19.4
Total capital to risk-weighted assets	59,911	8.0	74,889	10.0	154,923	20.7
Heritage Bank
Tier 1 leverage capital to average assets	25,709	3.0	42,848	5.0	100,751	11.8
Tier 1 capital to risk-weighted assets	25,851	4.0	38,776	6.0	100,751	15.6
Total capital to risk-weighted assets	51,701	8.0	64,627	10.0	109,024	16.9
Central Valley Bank
Tier 1 leverage capital to average assets	4,545	3.0	7,575	5.0	13,762	9.1
Tier 1 capital to risk-weighted assets	4,075	4.0	6,113	6.0	13,762	13.5
Total capital to risk-weighted assets	8,151	8.0	10,188	10.0	15,048	14.8

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

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2010, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except as described below:

On July 21, 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act ("the Act"). The Act will institute far-reaching reforms, including the creation of an independent Bureau of Consumer Financial Protection inside the Federal Reserve Board and new federal government power to wind down large, failing financial institutions.

The Act permanently raises the current standard maximum deposit insurance amount to $250, 000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. This permanent increase in deposit insurance limits could increase the Company's future insurance assessments.

The Act requires the Federal Reserve to issue regulations to ensure that fees charged to merchants for debit card transactions are reasonable and proportional to the cost of processing those transactions. While institutions with less than $10 billion in assets are exempt from these regulations, the effect of competition on the fee levels has the potential for making that illusory. In all likelihood, all banks will see a loss of revenue from changes that will occur with interchange fees.

The Act will establish a 10-member Financial Stability Oversight Council. The duties of this council include monitoring financial regulatory proposals and accounting issues, facilitating coordination among the regulatory agencies, requiring Federal Reserve supervision of systemically significant non-bank financial companies, recommending new standards and reviewing accounting principles.

The Act places new limits, known as the Volcker Rule, on the amount of money a bank can invest in hedge funds and private equity funds. It also discourages financial institutions from excessive risk-taking by imposing tough new capital and leverage requirements. Further, it allows the Government Accountability Office to conduct a one-time audit of the Federal Reserve's emergency lending activities during the financial crisis and establishes the Federal Insurance Office to supervise insurance products, other than health insurance, at the Federal level.

Other provisions will establish closer oversight of the over-the-counter derivatives market, including mandatory clearing and trading and real-time reporting of derivatives trades. Among other measures, the bill will institute numerous investor protections, including stricter oversight of credit rating agencies, securitization reforms and expanded Securities and Exchange Commission enforcement powers. The legislation establishes mortgage protections requiring lenders to ensure that their borrowers can repay their loans by establishing minimum federal standards for all home loans.

No assurance can be given as to the ultimate effect that the Act, or any of its provisions, may have on the Company, the financial services industry or the nation’s economy.

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

HERITAGE FINANCIAL CORPORATION

Date: August 3, 2010	/S/ BRIAN L. VANCE
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