Form 10-Q
period 2010-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2010-11-08
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010 there were 11,138,499 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

		Page

PART I.	Financial Statements

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2010 and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2010 and 2009	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	[Removed and reserved]	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

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

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash on hand and in banks	$27,749	$20,106
Interest earning deposits	133,982	87,125
Federal funds sold	15,950	—
Investment securities available for sale	119,120	90,736
Investment securities held to maturity (market value of $15,170 and $13,645)	14,317	13,636
Loans held for sale	1,127	825
Loans receivable	756,150	772,247
Less: Allowance for loan losses	(25,204)	(26,164)

Noncovered loans receivable, net	730,946	746,083
Loans covered under FDIC loss-sharing agreements	134,011	—

Total loans, net	864,957	746,083
FDIC indemnification asset	16,084	—
Other real estate owned	1,920	704
Premises and equipment, at cost, net	16,722	16,394
Federal Home Loan Bank stock, at cost	4,753	3,566
Accrued interest receivable	5,100	4,018
Prepaid expenses and other assets	9,468	9,175
Deferred federal income taxes, net	8,364	9,133
Intangible assets, net	1,909	346
Goodwill	13,012	13,012

Total assets	$1,254,534	$1,014,859

Liabilities and Stockholders’ Equity
Deposits	$1,068,020	$840,128
Securities sold under agreement to repurchase	15,687	10,440
Accrued expenses and other liabilities	7,792	5,793

Total liabilities	1,091,499	856,361
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); 24,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	23,582	23,487
Common stock, no par, 15,000,000 shares authorized; 11,134,884 and 11,057,972 shares outstanding at September 30, 2010 and December 31, 2009, respectively	74,205	73,534
Unearned compensation – ESOP and other	(203)	(270)
Retained earnings	64,578	61,980
Accumulated other comprehensive income (loss), net	873	(233)

Total stockholders’ equity	163,035	158,498

Total liabilities and stockholders’ equity	$1,254,534	$1,014,859

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$14,053	$12,583	$37,927	$38,115
Taxable interest on investment securities	629	598	2,049	1,603
Nontaxable interest on investment securities	146	63	297	176
Interest on federal funds sold and interest bearing deposits	112	60	232	161

Total interest income	14,940	13,304	40,505	40,055
INTEREST EXPENSE:
Deposits	2,238	2,753	6,330	9,084
Other borrowings	23	22	64	28

Total interest expense	2,261	2,775	6,394	9,112

Net interest income	12,679	10,529	34,111	30,943
Provision for loan losses	2,195	4,650	9,095	14,440

Net interest income after provision for loan losses	10,484	5,879	25,016	16,503
NON-INTEREST INCOME:
Gain on bank acquisition	438	—	438	—
Gains on sales of loans, net	26	42	127	244
Service charges on deposits	1,212	1,086	3,318	3,104
Merchant Visa income	823	802	2,333	2,254
Other income	414	175	989	812

Total non-interest income	2,913	2,105	7,205	6,414
NON-INTEREST EXPENSE:
Impairment loss on investment securities	28	35	291	677
Less: Portion recorded as other comprehensive income	—	(6)	(18)	(414)

Impairment loss on investment securities, net	28	29	273	263
Salaries and employee benefits	5,191	3,658	13,406	11,186
Occupancy and equipment	1,250	952	3,268	2,940
Data processing	549	433	1,385	1,270
Marketing	261	283	895	743
Merchant Visa	680	671	1,937	1,869
Professional services	598	230	1,222	554
State and local taxes	295	240	668	695
Federal deposit insurance premium	423	369	1,125	1,266
Other expense	1,056	747	2,703	2,733

Total non-interest expense	10,331	7,612	26,882	23,519

Income (loss) before federal income taxes	3,066	372	5,339	(602)
Federal income tax (benefit) expense	1,024	60	1,746	(411)

Net income (loss)	$2,042	$312	$3,593	$(191)

Dividends accrued and discount accreted on preferred shares	332	330	995	989
Net income (loss) applicable to common shareholders	$1,710	$(18)	$2,598	$(1,180)

Earnings (loss) per share:
Basic	$0.16	$(0.00)	$0.24	$(0.17)
Diluted	$0.15	$(0.00)	$0.23	$(0.17)
Dividends declared per common share:	$—	$—	$—	$0.10

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(Dollars and shares in thousands)

(Unaudited)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards issued	—	—	53	—	—	—	—	—
Stock option compensation expense	—	—	—	159	—	—	—	159
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	202	—	—	—	202
Share based payment and earned ESOP	—	—	7	316	67	—	—	383
Tax provision associated with share based payment and unallocated ESOP	—	—	—	(6)	—	—	—	(6)
Accretion of preferred stock	—	95	—	—	—	(95)	—	—
Net income	—	—	—	—	—	3,593	—	3,593
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	945	945
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(12)	(12)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	173	173
Dividends accrued on preferred stock	—	—	—	—	—	(900)	—	(900)

Balance at September 30, 2010	24	$23,582	11,135	$74,205	$(203)	$64,578	$873	$163,035

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income (Loss)	2010	2009	2010	2009
Net income (loss)	$2,042	$312	$3,593	$(191)
Change in fair value of securities available for sale, net of tax of $131, $191, $509, $183	244	354	945	340
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $0, $3	—	—	—	5
Cumulative effect of adoption of FAS 115-2 relating to impairment of debt securities, net of tax of $0, $0, $0, $(80)	—	—	—	(149)
Other-than-temporary impairment on securities held-to-maturity, net of tax of $0, $(2), $(6), $(145)	—	(4)	(12)	(269)
Accretion of other-than-temporary impairment in securities held-to-maturity, net of tax of $18, $16, $93, $16	34	29	173	29

Comprehensive income (loss)	$2,320	$691	$4,699	$(235)

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,593	$(191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,226	813
Deferred loan fees, net of amortization	(94)	(227)
Provision for loan losses	9,095	14,440
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(19)	(7,990)
Recognition of compensation related to ESOP shares and share based payment	383	315
Stock option compensation expense	159	116
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	6	85
Amortization of intangible assets	115	59
Deferred federal income tax	20	183
Gain on FDIC assisted bank acquisition, net	(285)	—
(Gain) loss on sale of investment securities	44	(2)
Impairment loss on investment securities, net	273	263
Origination of loans held for sale	(11,402)	(12,861)
Gain on sale of loans	(101)	(244)
Proceeds from sale of loans	11,201	13,409
Gain on sale of other real estate owned	(140)	(31)
Gain on sale of premises and equipment	(1)	—

Net cash provided (used) by operating activities	14,073	(8,137)

Cash flows from investing activities:
Loans originated, net of principal payments	14,426	18,834
Maturities of investment securities available for sale	13,766	6,636
Maturities of investment securities held to maturity	1,711	1,920
Purchase of investment securities available for sale	(8,852)	(35,522)
Purchase of investment securities held to maturity	(2,296)	(101)
Purchase of premises and equipment	(1,450)	(1,537)
Proceeds from sales of other real estate owned	1,931	4,045
Proceeds from sales of premises and equipment	445	122
Proceeds from sales of securities available for sale	1,105	752
Net cash acquired in acquisition	144,862	—

Net cash provided by investing activities	165,648	4,851

Cash flows from financing activities:
Net (decrease) increase in deposits	(116,002)	20,667
Net increase in other borrowed funds	2,188	—
Cash dividends paid	(900)	(1,554)
Net increase in securities sold under agreement to repurchase	5,247	9,404
Proceeds from common stock issuance, net of estimated expenses	—	46,678
Proceeds from exercise of stock options	202	42
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(6)	(85)

Net cash (used) provided by financing activities	(109,271)	75,152

Net increase in cash and cash equivalents	70,450	78,438

Cash and cash equivalents at beginning of period	107,231	60,634

Cash and cash equivalents at end of period	$177,681	$139,072

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$6,363	$9,532
Federal income taxes	1,283	3,647
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to other real estate owned	$3,007	$2,134
Assets acquired (liabilities assumed) in acquisition:
Investment securities	$33,660	$—
Loans covered by loss sharing	142,974	—
Loans not covered by loss sharing	2,334	—
Federal Home Loan Bank stock	1,187	—
Accrued interest receivable	738	—
FDIC indemnification asset	16,084	—
Core deposit intangible	1,678	—
Other assets	1,237	—
Deposits	(343,894)	—
Deferred tax liability	(153)	—
Other liabilities	(422)	—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a) Description of Business

Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a nationally chartered commercial bank to a state chartered commercial bank. Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of Monday, August 2, 2010. It also included the Trust Services Division of Cowlitz Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The deposits of Heritage Bank and Central Valley Bank are insured by the FDIC. Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-three branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make residential and commercial construction, income property, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles or GAAP for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2009 Annual Report on Form 10-K. With the exception of the significant accounting policies listed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2009 Form 10-K disclosure for the year ended December 31, 2009.

Loans Receivable

The Company’s accounting methods for loans differ depending on whether the loans were originated by the Company or were acquired as a result of a business acquisition.

Originated Loans

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

Acquired Loans

Loans acquired in a business acquisition are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans are aggregated into pools to estimate cash flows. The Company aggregated all of the loans acquired in the FDIC-assisted acquisition into loan pools, based on common risk characteristics. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Loans purchased that do not apply under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables – Nonrefundable fees and Other Costs, formerly SFAS91 Nonrefundable fees and Other Costs, which considers the contractual cash flows. To date, all of the acquired loans accounted for under this guidance are revolving-type credits. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using a straight-line method. Any unrecognized discount for a loan that is subsequently repaid or fully charged-off will be recognized immediately into income.

Covered Loans and Related FDIC Indemnification Asset

Loans subject to loss-sharing agreements with the FDIC are identified as “covered” on the Condensed Consolidated Statements of Financial Condition.

As part of the acquired loan portfolio fair value estimation, Heritage Bank established an FDIC indemnification asset, which represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. The FDIC indemnification asset will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will immediately increase the FDIC indemnification asset by a credit to non-interest income. Conversely, if realized losses are less than acquisition date estimates, the FDIC indemnification asset will be reduced by a charge to noninterest income on a prospective basis over the shorter of the remaining term of the shared-loss agreements or the remaining life of the loans. Since the FDIC indemnification asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is taken into noninterest income at each reporting date.

Covered loans under the shared-loss agreements with the FDIC are reported in loans exclusive of the estimated FDIC indemnification asset. The covered loans acquired in the Cowlitz Acquisition are and will continue to be subject to Heritage Bank’s internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the July 30, 2010 acquisition date, such deterioration will be measured through Heritage Bank’s loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC indemnification asset.

Core Deposit Intangible

Core Deposit Intangible (“CDI”) is a measure of the value of non-interest checking, savings, NOW and money market deposits that are acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI related to the Cowlitz Acquisition will be amortized over an estimated useful life of nine years to approximate the existing deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists.

(d) Recently Issued Accounting Pronouncements

FASB ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

FASB ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310) , was issued April 2010 and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the adoption of this Update to have a significant effect on the Company’s financial statements.

NOTE 2. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss):
Net income (loss)	$2,042	$312	$3,593	$(191)
Dividends accrued and discount accreted on preferred shares	(332)	(330)	(995)	(989)

Net income (loss) applicable to common shareholders	1,710	(18)	2,598	(1,180)
Dividends and undistributed earnings allocated to participating securities	—	—	—	(7)

Earnings (loss) allocated to common shareholders	$1,710	$(18)	$2,598	$(1,187)
Basic:
Weighted average common shares outstanding	11,125,007	7,132,158	11,098,640	6,893,423
Less: Restricted stock awards	(110,463)	(61,461)	(89,204)	(80,146)

Total basic weighted average common shares outstanding	11,014,544	7,070,697	11,009,436	6,813,277

Diluted:
Basic weighted average common shares outstanding	11,014,544	7,070,697	11,009,436	6,813,277
Incremental shares from stock options, restricted stock awards and common stock warrant	53,696	—	48,616	—

Weighted average common shares outstanding	11,068,240	7,070,697	11,058,052	6,813,277

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2010, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 589,166 and 559,689, respectively, as the exercise price was in excess of the market value. For the three and nine months ended September 30, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share.

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

The FDIC and the Washington Department of Financial Institutions have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. In addition, for a period of three years after the November 21, 2008 closing date of the Securities Purchase Agreement between the Company and the Treasury, the Company cannot, without the consent of the Treasury, declare or pay regular quarterly cash dividends of more than the amount of the October 31, 2008 dividend per common share paid of $0.14. Other than the specific restrictions mentioned above, current regulations allow the Company and the Banks to pay dividends on their common stock if the Company’s or bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board (the Company’s primary bank regulator) and the FDIC, respectively.

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

NOTE 3. Business Combination

Cowlitz Bank

On July 30, 2010 Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank from the FDIC in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, Heritage Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC will cover a substantial portion of any future losses on loans (and related unfunded loan commitments) and accrued interest on loans for up to 90 days. We refer to the acquired loans subject to the shared-loss agreements as covered loans. Under the terms of the shared-loss agreements, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on covered loans. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for five years and ten years, respectively, from the July 30, 2010 acquisition date and the loss recovery provisions are in effect for eight years and ten years, respectively, from the acquisition date. All of the Cowlitz Bank loans acquired in the transaction are covered loans except unpaid principal balances of approximately $2.3 million in consumer loans for which the FDIC has no reimbursement obligation.

Cowlitz Bank was a full service commercial bank headquartered in Longview, Washington that operated nine branch locations in Washington State and Oregon State. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the July 30, 2010 acquisition date.

The application of the acquisition method of accounting resulted in a net after-tax gain of $285,000. A summary of the net assets received from the FDIC is as follows:

July 30, 2010
(in thousands)
Assets
Cash and cash equivalents	$74,073
Investment securities	33,660
Loans covered by loss sharing	142,974
Loans not covered by loss sharing	2,334
Federal Home Loan Bank stock	1,187
Accrued interest receivable	738
FDIC indemnification asset	16,084
FDIC receivable	70,789
Core deposit intangible	1,678
Other assets	1,237

Total assets acquired	$344,754

Liabilities
Deposits	$343,894
Deferred tax liability	153
Other liabilities	422

Total liabilities assumed	344,469

Net assets acquired	$285

The net after tax gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. Heritage Bank had a cash payment due from the FDIC for $70.8 million as of July 30, 2010 of which all was received prior to September 30, 2010. As shown in the table below, the cost basis of net liabilities transferred to Heritage Bank in the Cowlitz Acquisition was $63.6 million. The net after tax gain of $285,000 recognized by the Company is considered a bargain purchase transaction under FASB ASC 805 Business Combinations since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as non-interest income in the Company’s Condensed Consolidated Statements of Operations during the three months ended September 30, 2010.

A description of the methods used to determine the fair values of the significant assets and liabilities of the Cowlitz Acquisition presented above is included in Notes 1 and 9.

The operating results of the Company for the nine months ended September 30, 2010 include the operating results produced by the acquired assets and assumed liabilities for the period July 30, 2010 to September 30, 2010. The net interest income contribution from the Cowlitz Acquisition to the Company’s June 30, 2010 results of operations was $1.6 million. Due primarily to the Company acquiring only certain assets and liabilities of Cowlitz Bank, the significant amount of fair value adjustments and the FDIC loss-sharing agreements now in place, historical results of Cowlitz Bank are not meaningful to the Company’s results and thus no pro forma information is presented.

NOTE 4. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Compensation expense recognized	$440	$352
Related tax benefit recognized	110	98

As of September 30, 2010, the total unrecognized compensation expense related to non-vested stock awards was $929,000 and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

The fair value of options granted during the nine months ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Nine months ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2010	2.45%	6.21	32%	2.72%	$3.84
September 30, 2009	2.12%	4.93	29%	3.61%	$2.34

NOTE 5. Stock Option and Award Activity

The following table summarizes stock option activity for the nine months ended September 30, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	538,842	$19.34
Granted	105,082	14.79
Exercised	(17,268)	11.67
Forfeited or expired	(75,432)	19.49

Outstanding at September 30, 2010	551,224	$18.69	3.9	$265

Exercisable at September 30, 2010	373,562	$21.08	2.0	$88

The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $43,000.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2010.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	65,705	$21.91
Granted	52,701	14.24
Vested	(2,800)	18.89
Forfeited	—	—

Outstanding at September 30, 2010	115,606	$18.49

NOTE 6. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
U.S. Treasury and U.S. Government agencies	$30,469	$475	$—	$30,944
Municipal securities	21,550	583	(9)	22,124
Corporate securities	10,038	224	—	10,262
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	54,929	992	(131)	55,790

Total	$116,986	$2,274	$(140)	$119,120

December 31, 2009
U.S. Treasury and U.S. Government agencies	$22,986	$52	$(80)	$22,958
Municipal securities	7,365	149	(54)	7,460
Corporate securities	10,060	127	(11)	10,176
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	49,645	695	(198)	50,142

Total	$90,056	$1,023	$(343)	$90,736

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2010
U.S. Treasury and U.S. Government agencies	$1,880	$185	$—	$2,065
Municipal securities	3,414	194	—	3,608
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,994	333	—	7,327
Private residential collateralized mortgage obligations	2,029	256	(115)	2,170

Total	$14,317	$968	$(115)	$15,170

December 31, 2009
U.S. Treasury and U.S. Government agencies	$1,443	$15	$(14)	$1,444
Municipal securities	1,618	93	—	1,711
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	8,236	172	(57)	8,351
Private residential collateralized mortgage obligations	2,339	70	(270)	2,139

Total	$13,636	$350	$(341)	$13,645

Available for sale and held to maturity investments with unrealized losses as of September 30, 2010 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal securities	1,229	9	—	—	1,229	9
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	14,990	131	—	—	14,990	131
Private residential collateralized mortgage obligations	244	4	712	111	956	115

Total temporarily impaired securities	$16,463	$144	$712	$111	$17,175	$255

Available for sale and held to maturity investments with unrealized losses as of December 31, 2009 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$20,907	$80	$1,175	$14	$22,082	$94
Municipal securities	2,993	54	—	—	2,993	54
Corporate securities	1,982	11	—	—	1,982	11
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,247	254	270	1	17,517	255
Private residential collateralized mortgage obligations	55	12	2,084	258	2,139	270

Total temporarily impaired securities	$43,184	$411	$3,529	$273	$46,713	$684

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

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,084	$8,100
Due after one year through three years	36,441	37,180
Due after three years through five years	2,396	2,455
Due after five through ten years	19,860	20,342
Due after ten years	50,205	51,043

Totals	$116,986	$119,120

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$95	$97
Due after one year through three years	518	549
Due after three years through five years	755	818
Due after five years through ten years	3,520	3,806
Due after ten years	9,429	9,900

Totals	$14,317	$15,170

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

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the nine months ended September 30, 2010, twelve private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $18,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $273,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 10.4%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the nine months ended September 30, 2010:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2009	$1,999	$1,060	$939
Additions:
Initial impairments	82	11	71
Subsequent impairments	209	7	202

September 30, 2010	$2,290	$1,078	$1,212

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of September 30, 2010 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$432	$152	$130	$(22)	$(22)	$59	$176	—	—	—	—	100%
2006	574	58	99	41	40	116	420	—	—	—	—	100%
2005	134	86	72	(14)	(14)	—	19	—	—	—	—	100%
2004 and earlier	8	8	8	(1)	(1)	—	—	37%	—	63%	—	—

Total Alt-A	1,148	304	309	3	38	175	615	1%	—	2%	—	97%
Prime
2008	56	54	52	(2)	8	—	—	—	—	—	—	100%
2007	422	161	200	39	39	—	137	—	—	—	—	100%
2006	963	670	768	98	98	27	118	—	—	—	—	100%
2005	815	383	391	8	10	28	233	—	—	—	18%	82%
2004 and earlier	659	457	450	(7)	(7)	43	11	24%	22%	12%	36%	6%

Total Prime	2,915	1,725	1,861	139	139	98	500	6%	6%	3%	14%	71%

Totals	$4,063	$2,029	$2,170	$142	$142	$273	$1,114	6%	5%	3%	11%	75%

(1)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

NOTE 7. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At September 30, 2010 and December 31, 2009, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million and $826,000, respectively. At September 30, 2010 and December 31, 2009 the Company had an investment in FHLB stock carried at a cost basis (par value) of $4.8 million and $3.6 million, respectively.

The FHLB of Seattle had a deterioration in its financial position and as a result had a risk-based capital deficiency under the regulations of its primary federal regulator. Therefore, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the three and nine months ended September 30, 2010 and September 30, 2009, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 8. Goodwill

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

The Company’s annual impairment test was performed during the quarter ended December 31, 2009 and will be conducted during the quarter ending December 31, 2010. For the quarter ended September 30, 2010, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill.

NOTE 9. Fair Value Measurements

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

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered on September 30, 2010 and December 31, 2009 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value.

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

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher fair value.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$27,749	$27,749	$20,106	$20,106
Interest earning deposits	133,982	133,982	87,125	87,125
Investment securities available for sale	119,120	119,120	90,736	90,736
Investment securities held to maturity	14,317	15,170	13,636	13,645
Federal Home Loan Bank stock	4,753	4,753	3,566	3,566
Loans receivable and loans held for sale	866,084	909,544	746,908	761,756

Financial Liabilities
Deposits:
Savings, money market and demand	$685,761	$685,761	$536,215	$536,215
Time certificates	382,259	384,068	303,913	304,542

Total deposits	$1,068,020	$1,069,829	$840,128	$840,757

Securities sold under agreement to repurchase	$15,687	$15,687	$10,440	$10,440

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$119,120	$—	$119,120	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets, For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 and year ended December 31, 2009 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at September 30, 2010				Nine Months Ended September 30, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$12,735	$—	$—	$12,735	$5,278
Investment securities held to maturity (2)	26	—	—	26	273
Other real estate owned (3)	1,920	—	—	1,920	—

Total	$14,681	$—	$—	$14,681	$5,551

(1)	At September 30, 2010, a specific reserve of $6.3 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $357,000 were written down to their fair value of $66,000 resulting in an impairment charge of $273,000 to non-interest expense for the nine months ended September 30, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Loans with a carrying amount of $2.7 million were written down to their fair value of $1.9 million when they were transferred to other real estate owned during the nine months ended September 30, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the nine months ended September 30, 2010, are included total losses for loans receivable for the nine months ended September 30, 2010 shown above.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale	$90,736	$—	$90,736	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009, and the total losses resulting from these fair value adjustments for the year ended December 31, 2009.

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$12,758	$—	$—	$12,758	$15,904
Investment securities held to maturity(2)	1,078	—	—	1,078	500
Other real estate owned(3)	704	—	—	704	126

Total	$12,722	$—	$—	$12,722	$16,414

(1)	At December 31, 2009, a specific reserve of $7.4 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $2.4 million were written down to their fair value of $1.1 million resulting in an impairment charge of $500,000 to non-interest expense for the year ended December 31, 2009.
(3)	Other real estate owned with a carrying amount of $830,000 were written down to their fair value of $704,000, resulting in impairment charge $126,000 to non-interest expense. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. The fair value of the collateral is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The other real estate owned losses shown above are write-downs based on either an accepted purchase offer by an independent third party received after foreclosure or lowered listing prices based on management’s expectation of local market conditions.

NOTE 10. Subsequent Events

On November 5, 2010, Heritage announced that its subsidiary, Heritage Bank, acquired the banking operations of Pierce Commercial Bank from the FDIC, which was appointed receiver of Pierce Commercial Bank. The FDIC and Heritage Bank entered into a whole bank transaction to acquire approximately $221.1 million of Pierce Commercial Bank’s assets and approximately $193.5 million in deposits.

Heritage Bank participated in a competitive bid process with the FDIC. The accepted bid included a 1% deposit premium (excluding brokered and market place deposits) and a negative bid of $41.2 million on net assets acquired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2010. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2009 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market expansion and a continual focus on asset quality. At September 30, 2010, we had total assets of $1.25 billion and total stockholders’ equity of $163.0 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the noncovered loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its noncovered loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the nine months ended September 30, 2010, non-interest income consisted of service charges on deposits, merchant Visa income, the gain on bank acquisition, gains on the sale of loans and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, merchant Visa, professional services, data processing, deposit insurance premiums, state and local taxes and marketing. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make residential and commercial construction, multi-family and commercial real estate and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

Recent Developments

The Cowlitz Bank Acquisition

On July 30, 2010, Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank from the Federal Deposit Insurance Corporation (“FDIC”), which had been appointed receiver of the institution, including nine branches located in Washington State and Oregon State. As a results of the Cowlitz Acquisition, Heritage Bank acquired assets with a fair value of approximately $344.8 million, including $145.3 million of loans, $74.1 million of cash and cash equivalents, $70.8 million of a FDIC receivable, $33.7 million of investment securities, $16.1 million of a FDIC indemnification asset, $1.2 million of Federal Home Loan Bank stock, $1.7 million of core deposit intangible and $1.2 million of other assets. Heritage Bank assumed liabilities with a fair value of approximately $344.5 million, including $343.9 million of deposits and $422,000 of other liabilities. In connection with this acquisition, Heritage Bank entered into loss-sharing agreements with the FDIC which cover approximately $167.2 million in unpaid principal balance of acquired loans at July 30, 2010.

Earnings Summary

Net income available to common shareholders was $0.15 per diluted common share for the three months ended September 30, 2010 compared to a net loss of $0.003 per diluted common share for the three months ended September 30, 2009. Net income for the three months ended September 30, 2010 was $2.0 million compared to net income of $312,000 for the same period in 2009. The increase was the result of a $2.5 million decrease in the provision for loan losses, an increase of $2.2 million in net interest income and an increase of $808,000 in noninterest income partially offset by an increase of $2.7 million in noninterest expense and an increase of $1.0 million in Federal income tax. Net income available to common shareholders was $0.23 per diluted common share for the nine months ended September 30, 2010 compared to a net loss of $0.17 per diluted common share for the nine months ended September 30, 2009. Net income for the nine months ended September 30, 2010 was $3.6 million compared to a net loss of $191,000 for the same period in 2009. The increase was the result of a $5.3 million decrease in the provision for loan losses, an increase of $3.2 million in net interest income and a $791,000 increase in noninterest income partially offset by an increase of $3.4 million in non-interest expense and an increase of $2.2 million in Federal income tax. As a result the Company’s efficiency ratio increased to 66.3% for the three months ended September 30, 2010 from 60.3% for the three months ended September 30, 2009 and increased to 65.1% for the nine months ended September 30, 2010 from 63.0% for the nine months ended September 30, 2009.

Net Interest Income

Net interest income increased $2.2 million, or 20.9%, to $12.7 million for the three months ended September 30, 2010 compared with the same period in 2009 of $10.5 million. Net interest income increased $3.2 million, or 10.4%, to $34.1 million for the nine months ended September 30, 2010 compared with the same period in 2009 of $30.9 million. The increase in net interest income for both the three and nine months ended September 30, 2010 was due primarily to increased earning assets acquired from the Cowlitz Acquisition. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended September 30, 2010 decreased to 4.42% from 4.58% for the same period in 2009. Net interest income as a percentage of average earning assets (net interest margin) for the nine months ended September 30, 2010 decreased to 4.53% from 4.62% for the same period in 2009. The decrease in net interest margin for both the three and nine months ending was due to large balances in low interest earning overnight cash deposits acquired in the Cowlitz Acquisition.

The following tables provide relevant net interest income information for selected time periods. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$825,953	$14,053	6.75%	$761,475	$12,583	6.56%
Taxable securities	109,502	629	2.28%	59,027	598	4.02%
Nontaxable securities	17,456	146	3.32%	7,609	63	3.31%
Interest earning deposits	180,236	112	0.25%	80,333	60	0.30%
Federal Home Loan Bank stock	4,420	—	0.00%	3,566	—	0.00%

Total interest earning assets	$1,137,567	$14,940	5.21%	$912,010	$13,304	5.79%
Non-interest earning assets	89,104			63,490

Total assets	$1,226,671			$975,500

Interest Bearing Liabilities:
Certificates of deposit	$392,930	$1,544	1.56%	$318,146	$1,904	2.37%
Savings accounts	91,796	122	0.53%	80,131	176	0.87%
Interest bearing demand and money market accounts	403,442	572	0.56%	321,438	673	0.83%

Total interest bearing deposits	888,168	2,238	1.00%	719,715	2,753	1.52%
FHLB advances and other borrowings	160	2	4.83%	3	—	1.73%
Securities sold under agreement to repurchase	13,618	21	0.62%	11,675	22	0.75%

Total interest bearing liabilities	$901,946	$2,261	0.99%	$731,393	$2,775	1.51%
Demand and other non-interest bearing deposits	159,693			121,854
Other non-interest bearing liabilities	1,510			4,618
Stockholders’ equity	163,522			117,635

Total liabilities and stockholders’ equity	$1,226,671			$975,500

Net interest income		$12,679			$10,529
Net interest spread			4.22%			4.28%
Net interest margin			4.42%			4.58%
Average interest earning assets to average interest bearing liabilities			126.12%			124.69%

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Rate	Average Balance	Interest Earned/ Paid	Average Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$766,081	$37,927	6.62%	$770,689	$38,115	6.61%
Taxable securities	101,885	2,049	2.69%	50,175	1,603	4.27%
Nontaxable securities	10,820	297	3.67%	6,924	176	3.39%
Interest earning deposits	124,391	232	0.25%	64,833	161	0.33%
Federal Home Loan Bank stock	3,854	—	0.00%	3,566	—	0.00%

Total interest earning assets	$1,007,031	$40,505	5.38%	$896,187	$40,055	5.98%
Non-interest earning assets	76,512			67,061

Total assets	$1,083,543			$963,248

Interest Bearing Liabilities:
Certificates of deposit	$328,748	$4,315	1.76%	$325,840	$6,211	2.55%
Savings accounts	86,328	379	0.59%	87,614	692	1.06%
Interest bearing demand and money market accounts	355,463	1,636	0.62%	307,579	2,181	0.95%

Total interest bearing deposits	770,539	6,330	1.10%	721,033	9,084	1.68%
FHLB advances and other borrowings	54	2	4.83%	1	—	1.73%
Securities sold under agreement to repurchase	12,732	62	0.65%	4,930	28	0.75%

Total interest bearing liabilities	$783,325	$6,394	1.09%	$725,964	$9,112	1.68%
Demand and other non-interest bearing deposits	135,659			117,351
Other non-interest bearing liabilities	2,919			4,927
Stockholders’ equity	161,640			115,006

Total liabilities and stockholders’ equity	$1,083,543			$963,248

Net interest income		$34,111			$30,943
Net interest spread			4.29%			4.30%
Net interest margin			4.53%			4.62%
Average interest earning assets to average interest bearing liabilities			128.56%			123.45%

Total interest income increased $1.6 million or 12.3%, to $14.9 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009. The increase in interest income for the three months ended September 30, 2010 was due to a $225.6 million increase in average assets (including nonaccrual loans) from $912.0 million for the three months ended September 30, 2009 to $1.1 billion for the three months ended September 30, 2010 mostly due to the Cowlitz acquisition, partially offset by a decrease in the yield on interest earning assets from 5.79% for the three months ended September 30, 2009 to 5.21% for the three months ended September 30, 2010. Total interest income increased $450,000, or 1.1%, to $40.5 million for the nine months ended September 30, 2010 from $40.1 million for the nine months ended September 30, 2009. The increase in interest income for the nine months ended September 30, 2010 was due to a $110.8 million increase in average assets (including nonaccrual loans) from $896.2 million for the nine months ended September 30, 2009 to $1.0 billion for the nine months ended September 30, 2010 mostly due to the Cowlitz acquisition, partially offset by a decrease in the yield on interest earning assets from 5.98% for the nine months ended September 30, 2009 to 5.38% for the nine months ended September 30, 2010. The decrease in the yield on earning assets for both the three and nine months ended September 30, 2010 reflects the large amount of overnight cash deposits acquired in the Cowlitz Acquisition and significant changes in Federal Reserve monetary policy actions beginning in September 2007 to aggressively lower short-term interest rates and more recently to maintain the very low level of interest rates. Noncovered nonaccruing loans reduced the yield earned on loans by approximately 19 basis points for both the third quarter of 2010 and 2009. Noncovered nonaccruing loans reduced the yield earned on loans by approximately 22 basis points for the nine months ended September 30, 2010 compared to approximately 14 basis points in the same period of 2009. Noncovered nonaccrual loans totaled $26.0 million at September 30, 2010 as compared to $35.7 million at September 30, 2009.

Total interest expense decreased by $514,000, or 18.5%, to $2.2 million for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009 as the average rate paid on interest bearing liabilities decreased to 0.99% for the three months ended September 30, 2010 from 1.51% for the three months ended September 30, 2009. Total interest expense decreased by $2.8 million, or 29.8%, to $6.4 million for the nine months ended September 30, 2010 from $9.1 million for the nine months ended September 30, 2009 as the average rate paid on interest bearing liabilities decreased to 1.09% for the nine months ended September 30, 2010 from 1.68% for the nine months ended September 30, 2009. Total average interest bearing liabilities increased by $57.3 million to $783.3 million for the nine months ended September 30, 2010 from $726.0 million for the nine months ended September 30, 2009. Deposit interest expense decreased $515,000, or 18.7%, to $2.2 million for the three months ended September 30, 2010 compared to $2.8 million for the same quarter last year. Deposit interest expense decreased $2.8 million, or 30.3%, to $6.3 million for the nine months ended September 30, 2010 compared to $9.1 million for the same period last year. The decrease in deposit interest expense for the three and nine months ended September 30, 2010 is mostly a result of a 52 and 58 basis point decrease, respectively in the average cost of interest-bearing deposits reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses decreased $2.5 million, or 52.8%, to $2.2 million for the three months ended September 30, 2010 from $4.7 million for the three months ended September 30, 2009. The provision for loan losses decreased $5.3 million, or 36.7%, to $9.1 million for the nine months ended September 30, 2010 from $14.4 million for the nine months ended September 30, 2009. The Banks had net charge-offs of $3.3 million for both the three months ended September 30, 2010 and September 30, 2009. The Banks had net charge-offs of $10.1 million for the nine months ended September 30, 2010 compared to net charge-offs of $4.8 million for the nine months ended September 30, 2009. The ratio of net charge-offs to average total covered loans outstanding was 1.32% for the nine months ended September 30, 2010 and 0.61% for the nine months ended September 30, 2009. The increased amount of charge-offs for the three and nine months ended were due mostly to the resolution of several construction and commercial loans that were nonperforming as of December 31, 2010.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses decreased by $960,000 to $25.2 million at September 30, 2010 from $26.2 million at December 31, 2009. The decreased level of the allowance for loan losses was primarily attributable to decreases in the expected loss allocated to nonperforming loans and total covered loans offset by an increase in performing loans classified as potential problem loans. As of September 30, 2010, we had identified $26.6 million of impaired loans, including $9.1 million of restructured loans. Of those impaired loans, $5.2 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $21.4 million have related allowances for credit losses totaling $6.3 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $25.2 million at September 30, 2010 (3.3% of total noncovered loans and 95.6% of nonperforming noncovered loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income increased $808,000, or 38.4%, to $2.9 million, for the three months ended September 30, 2010 compared with the same period in 2009. Total non-interest income increased $791,000, or 12.3%, to $7.2 million for the nine months ended September 30, 2010 compared with the same period in 2009. The increase for both the three and nine months ended was due substantially to a $438,000 pretax gain on bank acquisition and an increase in service charges on deposits due to deposits acquired through the Cowlitz Acquisition.

Non-interest Expense

Non-interest expense increased $2.7 million, or 35.7%, to $10.3 million during the three months ended September 30, 2010 compared to $7.6 million for the three months ended September 30, 2009. Non-interest expense increased $3.4 million, or 14.3%, to $26.9 million during the nine months ended September 30, 2010 compared to $23.5 million for the nine months ended September 30, 2009. The increase for the three months was due to increased salaries and benefits expense in the amount of $1.5 million, increased professional services of $368,000, increased occupancy and equipment expense of $298,000, and increased data processing of $116,000. These increases were substantially due to the Cowlitz Acquisition. The increase for the nine months ended was due to increased marketing expense in the amount of $152,000 resulting from additional expense associated with a checking acquisition program and increased salaries and benefits expense in the amount of $2.2 million, increased professional services in the amount of $668,000 mostly related to the acquisition of the Cowlitz Acquisition and increased occupancy expense in the amount of $328,000.

These increases were partially offset by a $141,000 decline in Federal Deposit Insurance premiums mostly due to a special assessment imposed in the second quarter of 2009. The $28,000 impairment loss on investment securities, net, recorded during the quarter ended September 30, 2010 and $273,000 impairment loss on investment securities, net, recorded during the nine months ended September 30, 2010 was the result of other-than-temporary impairment charge on the private residential collateralized mortgage obligations received in the redemption-in-kind of the AMF Ultra Short Mortgage Fund.

The efficiency ratio for the quarter ended September 30, 2010 was 66.3% compared to 60.2% for the same period in the prior year. The increase was mostly related to the increase in non-interest expense resulting from the Cowlitz Acquisition. The efficiency ratio for the nine months ended September 30, 2010 and September 30, 2009 was 65.1% and 63.0%, respectively. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Federal Income Tax Expense (Benefit)

The provision for federal income taxes increased by $964,000 to an expense of $1.0 million for the three months ended September 30, 2010 from $60,000 for the three months ended September 30, 2009. The provision for federal income taxes increased by $2.2 million to an expense of $1.7 million for the nine months ended September 30, 2010 from a net benefit of $411,000 for the nine months ended September 30, 2009. Increases for both the three and nine months ended were primarily a result of higher income before taxes. The Company’s effective tax rate was 33.4% for the three months ended September 30, 2010 and 16.1% for the same period in 2009. The Company’s effective tax rate was 32.7% for the nine months ended September 30, 2010 and 68.3% for the same period in 2009.

Financial Condition Data

Total assets increased $239.7 million, or 23.6%, to $1.25 billion as of September 30, 2010 from the December 31, 2009 balance of $1.02 billion. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses and covered loans, increased $118.9 million, or 15.9%, to $865.0 million as of September 30, 2010 from $746.1 million at December 31, 2009 due substantially to the Cowlitz Acquisition. Deposits increased $227.9 million, or 27.1%, to $1.068 billion as of September 30, 2010 from the December 31, 2009 balance of $840.1 million mostly due to the acquisition of Cowlitz Bank deposits. Securities sold under agreement to repurchase increased $5.2 million, or 50.3%, to $15.3 million as of September 30, 2010 from the December 31, 2009 balance of $10.4 million mostly due to the addition of new customers.

Total stockholders’ equity increased by $4.5 million, or 2.9%, to $163.0 million as of September 30, 2010 from the December 31, 2009 balance of $158.5 million as a result of net income of $3.6 million, change in fair value of securities available for sale, net of tax, in amount of $945,000, exercise of stock options in the amount of $202,000 and share based payment, stock compensation and earned ESOP in the amount of $383,000, partially offset by preferred cash dividends of $900,000. The Company’s capital position remains strong at 13.0% of total assets as of September 30, 2010, a decrease from 15.6% at December 31, 2009.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) increased $118.9 million to $891.3 million at September 30, 2010 from $773.1 million at December 31, 2009. Total noncovered loans (including loans held for sale) decreased $15.8 million to $757.3 million at September 30, 2010 from $773.1 million at December 31, 2009. The $10.4 million decrease in commercial loans is largely attributable to the reclassification of certain commercial loans to commercial real estate loans in order to be more consistent with interagency reporting guidelines. The decline in the real estate construction portfolio was mostly the result of a combination of $5.6 million in net charge offs, $4.0 million of transfers to other real estate owned and loan payoffs.

	At September 30, 2010	% of Total	At December 31, 2009	% of Total
	(Dollars in thousands)
Loans not covered under FDIC loss share agreements:
Commercial (1)	$398,209	52.6%	$408,622	52.8%
Real estate mortgages
One-to-four family residential	50,614	6.7	54,448	7.0
Five or more family residential and commercial properties	223,456	29.5	194,613	25.2

Total real estate mortgages	274,070	36.2	249,061	32.2
Real estate construction
One-to-four family residential	29,924	4.0	46,060	6.0
Five or more family residential and commercial properties	33,009	4.3	49,665	6.4

Total real estate construction	62,933	8.3	95,725	12.4
Consumer	23,568	3.1	21,261	2.8

Gross loans	758,780	100.2	774,669	100.2
Less: deferred loan fees	(1,503)	(0.2)	(1,597)	(0.2)

Total noncovered loans	757,277	100.0	$773,072	100.0
Net loans covered under FDIC loss share agreements	134,011		—

Total loans	$891,288		$773,072

(1)	During the nine months ended September 30, 2010, $20.1 million of loan balances previously categorized as commercial business loans have been reclassified as five or more family residential and commercial real estate to be more consistent with federal interagency reporting guidelines.

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2010	At December 31, 2009
	(Dollars in thousands)
Nonaccrual noncovered loans:
Commercial	$5,634	$7,266
Real estate construction	20,345	25,288

Total nonaccrual noncovered loans (1)	25,979	32,554

Restructured noncovered loans:
Real estate mortgages	398	425

Total nonperforming noncovered loans	26,377	32,979
Other real estate owned	1,920	704

Total nonperforming noncovered assets	$28,297	$33,683

Noncovered accruing loans past due 90 days or more	$2,353	$277
Noncovered potential problem loans	46,091	45,848
Allowance for loan losses	25,204	26,164
Nonperforming noncovered loans to total noncovered loans	3.49%	4.27%
Allowance for loan losses to total noncovered loans	3.33%	3.38%
Allowance for loan losses to nonperforming noncovered loans	95.55%	79.34%
Nonperforming noncovered assets to total noncovered assets	2.53%	3.32%

(1)	At September 30, 2010 and December 31, 2009, nonaccrual loans of $9.1 million and $17.0 million, respectively, were considered troubled debt restructures.

Nonperforming noncovered assets decreased to $28.3 million, or 2.53% of total noncovered assets, at September 30, 2010 from $33.7 million, or 3.32% of total noncovered assets, at December 31, 2009 due to a decrease in nonperforming noncovered loans. The decrease of $6.6 million in nonperforming noncovered loans was primarily attributable to $10.1 million in net charge-offs of which $4.3 million related to nonperforming commercial loans and $5.6 million related to nonperforming construction loans. In addition, nonperforming construction loan balances totaling $3.0 million were transferred to other real estate owned during the nine months ended September 30, 2010. This decrease in total nonperforming noncovered loans was partially offset by an $8.3 addition of residential construction development loans to one borrower in Pierce County, Washington. These loans were reported as a potential problem loans at December 31, 2009. Potential problem loans as of September 30, 2010 and December 31, 2009 were $46.1 million and $45.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

At September 30, 2010, our largest nonperforming noncovered relationship to one borrower had nonaccrual loans in the amount of $8.3 million. The loans, which were categorized as potential problem loans at December 31, 2009, are to a builder/developer of a condominium project in Pierce County, Washington. While the Company has appraisals which justify current carrying values, these loans were placed on nonaccrual status due to the slow rate at which the individual units are selling. While at this time we believe we have adequately reserved for these loans, should property values continue to deteriorate, additional loss provisions may be necessary.

At September 30, 2010, our second largest nonperforming noncovered relationship to one borrower had nonaccrual loans in the amount of $8.3 million. These loans, which were placed on nonaccrual status in 2009, are to a builder/developer of single family homes/lots primarily in Pierce County Washington. Pierce County has had a significant slowdown in home sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. We believe we are adequately reserved for these loans at this time.

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

The following table summarizes the changes in our allowance for loan losses:

	Three Months Ended,		Nine Months Ended,
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Total noncovered loans outstanding at end of period (1)	$756,150	$783,175	$756,150	$783,175
Average total noncovered loans outstanding during period (1)	760,331	785,596	761,326	790,523
Allowance balance at beginning of period	26,268	23,707	26,164	15,423
Provision for loan losses	2,195	4,650	9,095	14,440
Noncovered charge offs:
Commercial	(1,452)	(1,137)	(4,534)	(2,599)
Real estate mortgages	—	—	—	—
Real estate construction	(1,761)	(2,157)	(5,814)	(2,160)
Consumer	(148)	(15)	(186)	(158)

Total charge offs	(3,361)	(3,309)	(10,534)	(4,917)

Noncovered recoveries:
Commercial	83	1	201	1
Real estate mortgages	—	—	—	1
Real estate construction	—	—	235	—
Consumer	19	3	43	104

Total recoveries	102	4	479	106

Net charge offs	(3,259)	(3,305)	(10,055)	(4,811)

Allowance balance at end of period	$25,204	$25,052	$25,204	$25,052

Allowance for loan losses to total noncovered loans	3.33%	3.20%	3.33%	3.20%
Ratio of net noncovered charge offs during period to average total loans outstanding	(0.43)%	(0.42)%	(1.32)%	(0.61)%

(1)	Excludes loans held for sale.

The allowance for loan losses at September 30, 2010 decreased $960,000 to $25.2 million from $26.2 million at December 31, 2009. The decrease was due to net charge-offs exceeding the provision for loan losses during the nine months ended September 30, 2010, a decrease in nonperforming noncovered loans and a decrease in noncovered loans receivable, partially offset by an increase noncovered potential problem loans. Nonperforming noncovered loans to total noncovered loans decreased to 3.49% at September 30, 2010 from 4.27% at December 31, 2009 and the allowance for loan losses to nonperforming noncovered loans increased to 95.6% at September 30, 2010 from 79.3% at December 31, 2009. Noncovered potential problem loans increased $243,000 to $46.1 million at September 30, 2010 from $45.8 million at December 31, 2009. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio at September 30, 2010.

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

As indicated in the table below, total deposits increased to $1.07 billion at September 30, 2010 from $840.1 million at December 31, 2009.

	September 30, 2010	% of Total	December 31, 2009	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$179,821	16.8%	$133,169	15.8%
NOW accounts	277,069	26.0	211,509	25.2
Money market accounts	130,194	12.2	113,332	13.5
Savings accounts	98,677	9.2	78,205	9.3

Total non-maturity deposits	685,761	64.2	536,215	63.8
Certificate of deposit accounts	382,259	35.8	303,913	36.2

Total deposits	$1,068,020	100.0%	$840,128	100.0%

Since December 31, 2009, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $149.5 million and certificate of deposit accounts have increased $78.3 million. As a result, the percentage of certificate deposit accounts to total deposits decreased to 35.8% at September 30, 2010 from 36.2% at December 31, 2009. The increase in total deposits was due primarily to the Cowlitz Acquisition.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company is utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2010, the Banks had securities sold under agreement to repurchase totaling $15.7 million, an increase of $5.3 million from $10.4 million at December 31, 2009 due mostly to the addition of new customers.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2010, cash and cash equivalents totaled $177.7 million, or 14.2% of total assets and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $8.1 million, or 0.6% of total assets. At September 30, 2010, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $146.5 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $56.8 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of September 30, 2010. There were no borrowings outstanding other than repurchase agreements as of September 30, 2010.

Stockholders’ equity at September 30, 2010 was $163.0 million compared with $158.5 million at December 31, 2009. During the nine months ended September 30, 2010, the Company accrued preferred stock dividends of $900,000, realized net income of $3.6 million, recorded $945,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $738,000.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of September 30, 2010 and December 31, 2009, Heritage Bank and Central Valley Bank were all classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of September 30, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$36,353	3.0%	$60,588	5.0%	$147,224	12.2%
Tier 1 capital to risk-weighted assets	31,875	4.0	47,813	6.0	147,224	18.5
Total capital to risk-weighted assets	63,751	8.0	79,689	10.0	157,373	19.8
Heritage Bank
Tier 1 leverage capital to average assets	31,648	3.0	52,746	5.0	102,175	9.7
Tier 1 capital to risk-weighted assets	27,424	4.0	41,136	6.0	102,175	14.9
Total capital to risk-weighted assets	54,848	8.0	68,560	10.0	110,918	16.2
Central Valley Bank
Tier 1 leverage capital to average assets	4,685	3.0	7,808	5.0	15,401	9.9
Tier 1 capital to risk-weighted assets	4,422	4.0	6,633	6.0	15,401	13.9
Total capital to risk-weighted assets	8,844	8.0	11,054	10.0	16,798	15.2
As of December 31, 2009:
The Company consolidated
Tier 1 leverage capital to average assets	$30,276	3.0	$50,460	5.0	$145,354	14.6%
Tier 1 capital to risk-weighted assets	29,956	4.0	44,933	6.0	145,354	19.4
Total capital to risk-weighted assets	59,911	8.0	74,889	10.0	154,923	20.7
Heritage Bank
Tier 1 leverage capital to average assets	25,709	3.0	42,848	5.0	100,751	11.8
Tier 1 capital to risk-weighted assets	25,851	4.0	38,776	6.0	100,751	15.6
Total capital to risk-weighted assets	51,701	8.0	64,627	10.0	109,024	16.9
Central Valley Bank
Tier 1 leverage capital to average assets	4,545	3.0	7,575	5.0	13,762	9.1
Tier 1 capital to risk-weighted assets	4,075	4.0	6,113	6.0	13,762	13.5
Total capital to risk-weighted assets	8,151	8.0	10,188	10.0	15,048	14.8

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

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2010, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or otherwise previously disclosed in our Form 10-Q reports filed subsequently, except as described below:

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Banks with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could adversely affect us.

We are pursuing a strategy of supplementing organic growth by acquiring other financial institutions or their businesses that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

•

We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•

Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•

The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transaction involving our assumption of deposits and the acquisition of assets of Cowlitz Bank; and

•

To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan(12)

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

10.22	2010 Omnibus Equity Plan(13)

14.0	Code of Ethics and Conduct Policy(12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.
(12)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.
(13)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 8, 2010	/S/ BRIAN L. VANCE
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