Form 10-K
period 2010-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2011-03-04
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $149,974,370 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2010.

The registrant had 15,571,857 shares of common stock outstanding as of February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2010

PART I

ITEM 1.	BUSINESS

General

Heritage Financial Corporation (the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank. Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a nationally chartered commercial bank to a state chartered commercial bank.

In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank on the date of acquisition. Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on Monday, August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank on Monday, November 8, 2010.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The deposits of Heritage Bank and Central Valley Bank are insured by the FDIC. Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-five branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

On November 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program Capital Purchase Plan, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock at $13.04 per share for an aggregate purchase price of $24.0 million in cash. On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. Under the terms of the Warrant, because the Company’s September 22, 2009 offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the Warrant was reduced by 50% to 138,037 shares.

In December 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $57.6 million.

In December 2010 the Company redeemed the 24,000 shares of its Series A Preferred Stock. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends. The Warrant is still held by the Treasury and remains outstanding at December 31, 2010.

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-five branch offices located in western Washington and the greater Portland, Oregon area. Mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.    Our lending activities are conducted through Heritage Bank and Central Valley Bank. We offer residential and commercial construction, multifamily and commercial real estate, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties. Our focus is on commercial business lending with commercial and industrial loans totaling $392.3 million, or 52.8% of total originated loans, as of December 31, 2010 and $408.6 million, or 52.8% of total originated loans, as of December 31, 2009 and non-owner occupied commercial real estate totaling $221.7 million, or 29.9% of total originated loans, as of December 31, 2010 and $194.6 million, or 25.2% of total originated loans, as of December 31, 2009. We continue to provide one-to-four residential mortgages and real estate construction and land development loans, both single and multifamily residential and commercial. One-to-four residential mortgages totaled $48.3 million, or 6.5% of total originated loans, at December 31, 2010, and $54.4 million, or 7.0% of total originated loans, at December 31, 2009. Real estate construction and land development loans totaled $58.0 million, or 7.8% of total originated loans, at December 31, 2010, and $95.7 million, or 12.4% of total originated loans, at December 31, 2009.

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

	At December 31,
	2010		2009		2008		2007		2006
	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance (3)	% of Total Originated Loans
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial(4)(5)	$392,301	52.8%	$408,622	52.8%	$410,657	50.9%	$388,483	49.8%	$367,160	49.0%
Non-owner occupied commercial real estate(4)	221,739	29.9	194,613	25.2	190,706	23.5	196,637	25.2	199,652	26.6

Total commercial business	614,040	82.7	603,235	78.0	601,363	74.4	585,120	75.0	566,812	75.6
One-to-four family residential(1)	48,269	6.5	54,448	7.0	57,535	7.1	57,579	7.4	54,644	7.3
Real estate construction and land development:
One-to-four family residential	29,377	4.0	46,060	6.0	71,159	8.8	82,165	10.6	85,635	11.4
Multifamily residential and commercial properties	28,588	3.8	49,665	6.4	59,572	7.3	40,342	5.2	32,037	4.3

Total Real estate construction and land development(2)	57,965	7.8	95,725	12.4	130,731	16.1	122,507	15.8	117,672	15.7
Consumer	23,832	3.2	21,261	2.8	21,255	2.6	16,641	2.1	12,976	1.7

Gross originated loans	744,106	100.2	774,669	100.2	810,884	100.2	781,847	100.3	752,104	100.3
Less: deferred loan fees	(1,323)	(0.2)	(1,597)	(0.2)	(1,854)	(0.2)	(2,081)	(0.3)	(2,403)	(0.3)

Total originated loans	742,783	100.0%	773,072	100.0%	809,030	100.0%	779,766	100.0%	749,701	100.0%

Purchased covered loans	128,715		—		—		—		—
Purchased non-covered loans	131,049		—		—		—		—

Total loans receivable and loans held for sale, net	$1,002,547		$773,072		$809,030		$779,766		$749,701

(1)	Includes loans held for sale of $764,000, $825,000, $304,000, $447,000, and $0 as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively.
(2)	Balances are net of undisbursed loan proceeds.
(3)	The June 2006 acquisition of Western Washington Bancorp included $41.5 million in total loans.
(4)

During the year ended December 31, 2009 certain loan balances previously categorized as commercial business were reclassified as multifamily residential and commercial properties. The amounts reclassified were $33.2 million, $32.9 million, and $31.0 million as of December 31, 2008, 2007, and 2006, respectively.

(5)	Commercial and industrial loans include owner-occupied commercial real estate

The following table presents at December 31, 2010 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$184,008	$236,560	$382,000	$802,568
Real estate construction and land development	44,602	25,378	355	70,335

Total	$228,610	$261,938	$382,355	$872,903

Fixed rate loans		$191,552	$329,228	$520,780
Variable or adjustable rate loans		70,386	53,127	123,513

Total		$261,938	$382,355	$644,293

Commercial Business Lending

We offer different types of commercial business loans to a variety of businesses. The types of commercial loans offered are business lines of credit, term equipment financing and term owner-occupied real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”) and Heritage Bank is a “preferred lender” of the SBA. Before extending credit to a business we look closely at the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.

We originate commercial real estate loans within our primary market areas. Owner-occupied commercial real estate loans are preferred. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost, of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.10 times for multifamily loans and 1.15 times for commercial real estate loans. Cash flow coverage is calculated using an interest rate equal to the note rate plus 2%.

Commercial real estate loans typically involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans are affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by strictly scrutinizing the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review our commercial real estate loan portfolio annually for performance of individual loans, and stress loans for potential changes in interest rates, occupancy, and collateral values.

See “Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial and industrial loans as well as owner-occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our non-owner occupied commercial real estate loans, which includes multifamily real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”

One-to-Four Family Residential Mortgages

The majority of our one-to four-family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. We generally sell most single-family loans in the secondary market. Management determines to what extent we will retain or sell these loans and other fixed rate mortgages in order to control the Banks’ interest rate sensitivity position, growth and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.”

Real estate construction and land development

We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks currently involved in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and priced with a variable rate of interest. We require builders to have tangible equity in each construction project, have prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests.

See “Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our Real estate construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.”

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

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $115,000, $131,000, and $233,000 in mortgage loans for others as of December 31, 2010, 2009, and 2008, respectively. We received fee income for servicing activities on mortgage loans of $0, $1,000, and $1,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains achieved on such activities.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Residential mortgage loans:
Originated	$18,605	$16,981	$16,177	$4,963	$8,593
Sold	16,125	16,460	16,320	4,516	8,856
Gains on sales of loans, net	$226	$288	$265	$64	$133

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

The following table presents outstanding commitments to extend credit, including letters of credit, at the indicated date.

December 31, 2010
(In thousands)
Commercial business:
Commercial and industrial	$147,022
Owner-occupied commercial real estate	2,977
Non-owner occupied commercial real estate	6,712

Total commercial business	156,711
One-to-four family residential	44
Real estate construction and land development:
One-to-four family residential	3,542
Five or more family residential and commercial properties	11,595

Total real estate construction and land development	15,137
Consumer	40,640

Total outstanding commitments	$212,532

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

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned. The following table provides information about our originated nonaccrual loans, restructured loans, and other real estate owned for the indicated dates.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$10,839	$9,728	$1,176	$33	$2,801
One-to-four family residential properties	2	—	—	—	—
Real estate construction and land development	15,642	25,108	2,221	949	—
Consumer	—	—	—	39	6

Total nonaccrual originated loans(1)(2)	26,483	34,836	3,397	1,021	2,807

Restructured originated loans:
One-to-four family residential	394	425	—	—	—

Total restructured originated loans	394	425	—	—	—

Total nonperforming originated loans	26,877	35,261	3,397	1,021	2,807
Other real estate owned	3,030	704	2,031	169	225

Total nonperforming originated assets	$29,907	$35,965	$5,428	$1,190	$3,032

Accruing originated loans past due 90 days or more	$1,221	$277	$664	$2,084	$—
Potential problem originated loans(3)	$56,088	$53,086	$43,061	$22,023	$5,509
Allowance for loan losses	$22,062	$26,164	$15,423	$10,374	$10,105
Nonperforming originated loans to total originated loans(4)	3.19%	4.27%	0.42%	0.13%	0.37%
Allowance for loan losses to total originated loans	2.97%	3.38%	1.91%	1.33%	1.35%
Allowance for loan losses to nonperforming originated loans(4)	93.16%	79.34%	454.02%	1,016.06%	360.05%
Nonperforming originated assets to total originated assets(4)	2.41%	3.32%	0.57%	0.13%	0.36%

(1)

$9.1 million and $17.0 million of nonaccrual loans were considered troubled debt restructures at December 31, 2010 and 2009, respectively. There were no troubled debt restructures at December 31, 2008, 2007 and 2006.

(2)	$3.2 million and $2.3 million of nonaccrual loans were guaranteed by government agencies at December 31, 2010 and 2009, respectively.
(3)	$5.9 million and $7.2 million of potential problem originated loans were guaranteed by government agencies at December 31, 2010 and 2009, respectively.
(4)	Excludes portions guaranteed by government agencies.

Nonaccrual Loans.    Our financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on nonaccrual status. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectability of principal or interest. Our policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

The decrease of $8.4 million in nonaccrual originated loans at December 31, 2010 compared to December 31, 2009 was primarily attributable to $16.7 million in charge-offs of which $8.1 million related to nonperforming commercial business loans and $8.3 million related to nonperforming construction loans.

At December 31, 2010, our largest originated nonaccrual relationship to one borrower had nonaccrual loans in the amount of $8.3 million. These loans, which were placed on nonaccrual status in 2009, are to a builder/developer of single family homes/lots primarily in Pierce County, Washington. Pierce County has had a significant slowdown in home sales and this slowdown has affected the borrower’s ability to sell lots and repay the loans as originally planned. We believe we are adequately reserved for these loans at this time.

At December 31, 2010, our second largest originated nonaccrual relationship to one borrower had nonaccrual loans in the amount of $5.9 million. The loans, which were categorized as potential problem loans at December 31, 2009, are to a builder/developer of a condominium project in Pierce County, Washington. While the Company has appraisals which justify current carrying values, these loans were placed on nonaccrual status due to the slow rate at which the individual units are selling. While at this time we believe we have adequately reserved for these loans, should property values continue to deteriorate, additional loss provisions may be necessary.

Troubled Debt Restructures.    Loans where the terms have been modified in order to grant a concession to a borrower that is experiencing financial difficulty are identified as a Troubled Debt Restructures (“TDRs”). TDRs are considered impaired and are reported as such. At December 31, 2010 we had $9.1 million of TDRs.

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

Potential problem loans increased $3.5 million to $56.6 million at December 31, 2010 from $53.1 million at December 31, 2009. The increase in potential problem loans was primarily due to one credit relationship totaling $9.6 million consisting of multifamily and other commercial real estate loans that was downgraded during the year ended December 31, 2010.

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

We calculate an adequate ALLL for the non-classified and classified performing loans in our loan portfolio by applying historical loss factors for homogeneous segments of the portfolio, adjusted for changes to the above-

noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an adequate ALLL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

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

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total originated loans outstanding at end of period(1)	$742,019	$772,247	$808,726	$779,319	$749,701

Average total originated loans outstanding during period(1)	$717,159	$787,527	$795,752	$778,058	$690,287

Allowance balance at beginning of period	$26,164	$15,423	$10,374	$10,105	$8,496
Provision for loan losses	11,990	19,390	7,420	810	720
Allowance acquired through acquisition	—	—	—	—	749
Charge-offs:
Commercial business	(8,106)	(2,668)	(144)	(412)	(78)
One-to-four family residential	(169)	(189)	(280)	(67)	(3)
Real estate construction and land development	(8,344)	(5,774)	(1,818)	—	—
Consumer	(73)	(192)	(165)	(94)	(83)

Total charge-offs	(16,692)	(8,823)	(2,407)	(573)	(164)

Recoveries:
Commercial business	243	1	1	2	255
One-to-four family residential	15	1	—	5	24
Real estate construction and land development	285	50	—	—	—
Consumer	57	122	35	25	25

Total recoveries	600	174	36	32	304

Net (charge-offs) recoveries	(16,092)	(8,649)	(2,371)	(541)	140

Allowance balance at end of period	$22,062	$26,164	$15,423	$10,374	$10,105

Ratio of net (charge-offs) recoveries during period to average total originated loans outstanding	(2.24)%	(1.10)%	(0.30)%	(0.06)%	0.02%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses for the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount(2)	% of Total Loans(1)	Amount	% of Total Loans(1)
	(Dollars in thousands)
Commercial business	$14,329	65.0%	$12,137	46.4%	$2,785	50.7%	$1,999	49.5%	$7,276	48.7%
Real estate construction	5,449	24.7	12,892	49.3	6,587	16.1	3,839	15.8	585	15.7
Real estate other	799	3.6	550	2.1	5,797	30.6	4,231	32.6	2,106	33.9
Consumer	554	2.5	361	1.4	254	2.6	305	2.1	138	1.7
Unallocated	931	4.2	224	0.8	—	0.0	—	0.0	—	0.0

Total loans	$22,062	100.0%	$26,164	100.0%	$15,423	100.0%	$10,374	100.0%	$10,105	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)

The Company historically allocated its allowance for loan losses based on the percentages noted in (1) above, however, in 2008, management reclassified 2007 amounts to be consistent with the 2008 allowance for loan losses allocation method which, is based on qualitative and quantitative factors determined for each loan category.

Investment Activities

At December 31, 2010, our investment securities portfolio totaled $138.9 million, which consisted of $125.1 million of securities available for sale and $13.8 million of securities held to maturity. This compares with a total portfolio of $104.4 million at December 31, 2009, which was comprised of $90.7 million of securities available for sale and $13.6 million of securities held to maturity. The increase in the investment portfolio was substantially due to the acquisitions of Cowlitz Bank and Pierce Commercial Bank. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 5 to the Notes to Consolidated Financial Statements.

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

In the second quarter of 2009, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the year ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses. The activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the year ended December 31, 2010, is presented in Note 5 to the Notes to Consolidated Financial Statements.

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

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31,
	2010		2009		2008
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$41,124	33.2%	$22,986	25.5%	$5,230	16.7%
Municipal securities	20,237	16.3	7,365	8.2	4,138	13.2
Corporate securities	10,097	8.2	10,060	11.2	4,007	12.7
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	42.3	49,645	55.1	18,006	57.4

Total	$123,852	100.0%	$90,056	100.0%	$31,381	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2010.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
				(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$11,053	0.92%	$30,376	1.12%	$—	—%	$—	—%
Municipal securities	727	2.34	4,434	3.21	12,514	4.21	2,538	5.45
Corporate securities	2,052	1.02	8,224	2.00	—	—	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	—	—	745	2.51	6,924	2.95	45,588	2.66

Total	$13,832	1.01%	$43,779	1.51%	$19,438	3.76%	$48,126	2.81%

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31,
	2010		2009		2008
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$1,858	13.5%	$1,443	10.6%	$316	2.6%
Municipal securities	3,410	24.8	1,618	11.9	1,695	14.0
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,592	47.9	8,236	60.4	5,791	47.9
Private residential collateralized mortgage obligations	1,908	13.8	2,339	17.1	4,279	35.5

Total	$13,768	100.0%	$13,636	100.0%	$12,081	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2010.

	Less Than One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$—	—%	$207	5.02%	$1,744	3.75%	$—	—%
Municipal securities	96	5.21	1,606	5.50	1,284	4.37	505	5.22
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	—	—	—	—	93	6.94	6,707	3.85
Private residential collateralized mortgage obligations	—	—	—	—	—	—	2,048	7.36

Total	$96	5.21%	$1,813	5.45%	$3,121	4.12%	$9,260	5.15%

(1)	Taxable equivalent weighted average yield.

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2010 the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.5 million. At December 31, 2010 the Banks had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the year ended December 31, 2010, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

During the year ended December 31 2010, non-maturity deposits (total deposits less certificate of deposit accounts) increased $197.1 million, or 36.8%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 35.5% from 36.2% at December 31, 2009. A significant reason for the change in mix of deposit accounts is attributable to the acquisition of Cowlitz Bank and Pierce Commercial Bank.

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

Checking and NOW Accounts.    Checking and NOW accounts are noninterest and interest bearing, and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Individual Retirement Accounts.    Individual Retirement Accounts permit annual contributions regulated by law and pay interest at fixed rates. Maturities are available from one to five years.

Sources of Funds

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years ended December 31:

	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Interest bearing demand and money market accounts	$376,245	0.58%	$310,860	0.89%	$243,082	1.78%
Savings	89,978	0.56	85,541	0.98	92,648	1.70
Certificates of deposit	351,191	1.62	323,696	2.47	343,642	3.62

Total interest bearing deposits	817,414	1.02	720,097	1.61	679,372	2.70
Non interest demand deposits	150,906	—	120,107	—	108,386	—

Total deposits	$968,320	0.87%	$840,204	1.38%	$787,758	2.32%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more as of December 31, 2010 (dollars in thousands):

Remaining maturity:
Three months or less	$78,260
Over three months through six months	34,263
Over six months through twelve months	54,832
Over twelve months	60,626

Total	$227,981

Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, multifamily mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2010, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $173.1 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $66.9 million, of which there were no advances or borrowings outstanding. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds up to $22.8 million as of December 31, 2010. At December 31, 2010 we had securities sold under agreement to repurchase of $19.0 million which were secured by available for sale investment securities.

The FHLB functions provides credit for member financial institutions. As members, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and Central Valley Bank.

The following table is a summary of FHLB advances for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	1,330	—	6,223
Maximum amount outstanding at any month end	17,486	—	17,100
Average interest rate:
During the period	1.67%	—	2.91%
At period end	—	—	—

There were no federal funds purchased for the years ended December 31, 2010, 2009 and 2008.

During 2006, the Company entered into a loan agreement with Key Bank in the amount of $3.7 million. The terms of the loan included quarterly payments of $345,000, interest at 6.8% and maturing July 2009. The loan was paid off during the year ended December 31, 2008.

Supervision and Regulation

We are subject to extensive Federal and Washington State legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors, the FDIC and shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, and it is reasonable to expect that similar changes will continue in the future. Most recently, The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted on July 21, 2010, which will significantly change the current bank regulatory structure. See “—Other Regulatory Developments—The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” herein for a discussion of this new legislation. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.

The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Heritage Financial.    We are subject to regulation as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and are supervised by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve has the authority to order bank holding companies to cease and desist from unsound practices and violations of conditions imposed on them. The Federal Reserve is also empowered to assess civil money penalties against companies and individuals who violate the Bank Holding Company Act or orders or regulations thereunder in amounts up to $1.0 million per day. The Federal Reserve may order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes for state nonmember banks such as Heritage Bank and Central Valley Bank.

The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Dodd-Frank

Act requires new regulations to be projulgated concerning the source of strength. The Federal Deposit Insurance Act requires an undercapitalized bank to develop a capital restoration plan, approved by the FDIC, with a guaranty by each company having control of the bank, of the bank’s compliance with the plan.

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

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. The Dodd-Frank Act requires new capital regulations to be adopted in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010). To date, no proposed regulations have been issued.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk- based capital ratios under these guidelines at December 31, 2010 were 4% and 8%, respectively. At December 31, 2010, we had Tier 1 risk-based capital and total risk-based capital of 20.2% and 21.5%, respectively.

The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, we had a leverage ratio of 13.9%.

Prompt Corrective Action.    Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a core capital to risk-weighted assets ratio of not less than 4%, and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by either Heritage Bank and Central Valley Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

As of December 31, 2010, the Banks met the requirements to be classified as “well-capitalized.”

Federal law generally bars institutions which are not well capitalized from soliciting or accepting brokered deposits bearing interest rates significantly higher than prevailing market rates.

Deposit Insurance and Other FDIC Programs.    The deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Banks’ deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and Central Valley Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applying these rates to the institution’s deposits. Under rules in effect through March 31, 2011, each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by three basis points effective January 1, 2011.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ration, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s. For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.04 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) in October 2008. There are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). Eligible entities generally are participants unless they exercised opt out rights in timely fashion. We and our bank subsidiaries did not opt out of these programs.

For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees certain senior unsecured debt of an eligible entity that is issued not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009). The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008. The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue certain nonguaranteed debt. Various features of the DGP require applications, additional fees, and approvals.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. Other NOW accounts and money market deposit accounts are not covered. TAGP coverage lasts until December 31, 2009 and, unless the participant has opted out of the extension period, during the extension period of January 1, 2010 through June 30, 2010. While this was extended again through December 31, 2010, on September 27, 2010, the FDIC announced that it will not continue the TAGP beyond December 31, 2010. However, under the Dodd-Frank Act and the FDIC rules, separate temporary coverage for noninterest bearing transaction accounts and Interest on Lawyers’ Trust Accounts, or IOLTA accounts, became effective on December 31, 2010, terminating on December 31, 2012, so that all funds held in such accounts are fully insured, without limit. Further, unlike the TAGP, all U.S. depository institutions insured by the FDIC must participate; there is no opt out provision. The FDIC does not plan to charge a separate assessment for the temporary insurance.

Other Regulatory Developments.    Significant federal banking legislation has been enacted in recent years. The following summarizes some of the recent significant federal banking legislation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.    The Dodd-Frank Act significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking agencies to promulgate rules prohibiting excessive and risky compensation paid to bank and bank holding company executives, regardless of whether the company is publicly traded or not.

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

The Dodd-Frank Act includes certain provisions concerning capital regulations which are often referred to as the Collins Amendment. These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The federal banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed above. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Act requires these new capital regulations to be adopted in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010). To date, no proposed regulations have been issued.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Emergency Economic Stabilization Act.    On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted. The EESA authorizes the Secretary of the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, or TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, or CPP, the Treasury may purchase debt or equity securities from participating institutions. The TARP also allows direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company completed its TARP

CPP transaction on November 21, 2008 and received $24 million in funding from the Treasury. In connection with its stock offering completed in September 2009, the Company reduced the number of shares of common stock underlying the Warrant issued to Treasury by 50% to 138,037 shares. In December 2010, the Company redeemed 24,000 shares of its Series A Preferred Stock and paid Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends. The Warrant is still held by the Treasury and remained outstanding at December 31, 2010.

The American Recovery and Reinvestment Act of 2009.    On February 17, 2009, President Obama signed ARRA into law. The ARRA is intended to revive the U.S. economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes.

Sarbanes-Oxley Act.    On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law in response to public concerns regarding corporate accountability in connection with various accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Employees

We had 321 full-time equivalent employees at December 31, 2010. We experienced an increase of 99 full-time equivalent employees during 2010, mostly due to the acquisitions of Cowlitz Bank and Pierce Commercial Bank. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a generous retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers

The following table set forth certain information with respect to the executive officers of the Company.

Name	Age (1)	Position	Has Served the Company, Heritage Bank or Central Valley Bank Since
Brian L. Vance	56	President and Chief Executive Officer of Heritage; President and Chief Executive Officer of Heritage Bank; Vice Chairman and Chief Executive Officer of Central Valley Bank	1996
Jeffrey J. Deuel	52	Executive Vice President, Heritage; Executive Vice President and Chief Operating Officer of Heritage Bank	2010
Gregory D. Patjens	61	Executive Vice President and Chief Lending Officer of Heritage Bank	1999
Donald J. Hinson	49	Senior Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank	2005
D. Michael Broadhead	65	President of Central Valley Bank	1986
David A. Spurling	57	Senior Vice President and Chief Credit Officer of Heritage Bank	2001

(1)	Age is as of December 31, 2010

Biographical Information

Brian L. Vance became President and Chief Executive Officer of the Company and Heritage Bank, and Vice Chairman and Chief Executive Officer of Central Valley Bank in 2006. In 2003, Mr. Vance was appointed President and Chief Executive Officer of Heritage Bank and in 1998, Mr. Vance was named President and Chief Operating Officer of Heritage Bank. Mr. Vance joined the Company in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.

Jeffrey J. Deuel joined Heritage Bank in February 2010 as Executive Vice President. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, front and back office operations, corporate strategies, credit administration, and portfolio management.

Gregory D. Patjens is Executive Vice President and Chief Lending Officer of Heritage Bank. Mr. Patjens joined Heritage Bank in 1999 as Executive Vice President Administration and was promoted in 2001to Executive Vice President and Retail Banking Manager. Mr. Patjens was employed for over 25 years with Key Bank and its predecessor, Puget Sound National Bank, in positions with responsibilities for a variety of administrative and bank operations functions. Prior to leaving Key Bank, Mr. Patjens was Senior Vice President for Key Services, National Client Services.

Donald J. Hinson became the Senior Vice President and Chief Financial Officer of the Company, Heritage Bank and Central Valley Bank in 2007. Mr. Hinson joined the Company in 2005 as Vice President and Controller of Heritage Bank. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005.

D. Michael Broadhead joined Central Valley Bank in 1986 and has been President of Central Valley Bank since 1990. The Company acquired Central Valley Bank in March 1999. Previously, Mr. Broadhead held positions with Farmers Home Administration and First Bank and Trust of Idaho. Prior to leaving First Bank and Trust of Idaho, he held the position of Chief Executive Officer.

David A. Spurling became Senior Vice President and Chief Credit Officer of Heritage Bank in 2007. Mr. Spurling joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Our strategy of pursuing acquisitions and de novo branching exposes us to financial, execution and operational risks that could adversely affect us.

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

•

To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

•	We have completed two acquisitions during the past year that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•

We expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency rates will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•

The purchase and assumption agreement and the loss sharing agreements we have entered into with the FDIC have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and real estate owned under the requirements of the loss share agreement may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue a significant growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including FDIC-assisted transactions, branch acquisitions, or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. See “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced” and “-Our strategy of pursuing acquisitions and de novo branching exposes us to financial, execution and operational risks that could adversely affect us” for additional risks related to our acquisition strategy.

Failure to comply with the terms of the loss share agreement with the FDIC may result in significant losses.

In connection with the Cowlitz Bank Acquisition, Heritage Bank entered in to loss sharing agreements with the FDIC that significantly reduces the Bank’s credit loss exposure. The purchase and assumption agreement and the loss sharing agreement for the Cowlitz Bank Acquisition has specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and REO under the requirements of the loss sharing agreement may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business.

We may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional strain on management resources, management of problem loans, problems related to integration of personnel and operating systems and impact to our capital resources requiring us to raise additional capital. We cannot give assurance that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital and outstanding TARP preferred securities will continue to qualify as Tier 1 capital. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and noninterest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. Specifically, the legislation directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as banks, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the

Small Business Administration, or SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

At December 31, 2010, our originated commercial business loans (consisting of commercial and industrial loans and owner-occupied commercial real estate loans) totaled $392.3 million, or approximately 52.8% of our total originated loan portfolio.

Our non-owner occupied commercial real estate loans, which includes multifamily real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.    We originate commercial and multifamily real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial and multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multifamily real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multifamily real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of December 31, 2010, our non-owner occupied commercial real estate loans totaled $221.7 million, or 29.9% of our total originated loan portfolio.

Our real estate construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.    Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If our estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss.

As of December 31, 2010, our originated real estate construction and land development loans totaled $58.0 million, or approximately 7.8% of our total originated loan portfolio. Of these loans, $29.4 million, or approximately 4.0%, were one-to-four family residential construction related and $28.6 million, or approximately 3.8% were multifamily residential and commercial construction related. Approximately $15.6 million, or 26.9%, of our total originated construction loans were nonperforming at December 31, 2010.

Our allowance for loan losses may prove to be insufficient to absorb losses in its loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses on our non-covered loans, which is a reserve established through a provision for loan losses charged against income, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge off additional loans, which could adversely affect our results of operations and our capital.

For the year ended December 31, 2010 we recorded a provision of $12.0 million compared to $19.4 million for the year ended December 31, 2009. We also recorded net loan charge-offs of $16.1 million for the year ended December 31, 2010 compared to $8.6 million for the year ended December 31, 2009. Recently, we have been experiencing decreasing loan delinquencies and increasing loan charge-offs. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy. The deterioration in the general economy has been a significant contributing factor to our current level of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in foreclosures for one-to-four family residential construction loans, which represented 38.1% of our nonperforming originated loans at December 31, 2010. At December 31, 2010 our total nonperforming originated loans were $26.9 million, or 3.19% of total originated loans, compared to $35.3 million or 4.27% of total loans at December 31, 2009. Moreover, if weak economic conditions persist, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

The current economic condition in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the state of Washington and Oregon, and a continuing decline in the economies of our primary market areas of the Pacific Northwest could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, the Puget Sound and Portland, Oregon areas have experienced substantial home price declines and increased foreclosures. A series of large Pacific Northwest businesses have implemented substantial employee layoffs and scaled back plans for future growth. Additionally, acquisitions and consolidations have resulted in substantial employee layoffs, along with a significant increase in office space vacancies in downtown Seattle. The Yakima Valley has likewise seen increased unemployment and a continued decline in housing prices.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our provision for loan losses;

•	demand for our products and services may decline;

•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	low cost or noninterest bearing deposits may decrease.

We cannot accurately predict the effect of the national economic recession on our future results of operations or the market price of our stock.

The national economy and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic recession, which has adversely impacted the markets we serve. Any further deterioration in the economies of the nation as a whole or in its local markets would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our common stock to decline. While it is impossible to predict how long these recessionary conditions may exist, the economic downturn could continue to present risks for some time for the banking industry and us.

Further economic downturns may adversely affect our investment securities portfolio.

Further deterioration in the credit markets created market volatility and illiquidity, which may result in further significant declines in the market values of a broad range of investment products. We continue to monitor our investment portfolio for deteriorating collateral values and other-than-temporary impairments. Additionally, other than temporary impairments could adversely affect our operating results.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.

Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2010, we had goodwill with a carrying amount of $13.0 million.

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

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum. The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premium are based on an institution’s total assets minus its tangible equity instead of its deposits. It is possible that our insurance premiums will increase under these final regulations.

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

A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle, or FHLB, and certain other wholesale funding sources to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to us. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB or other wholesale funding sources.

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

At December 31, 2010, we owned $5.6 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, or the FHFA, its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur.

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

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business—Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues, we expect additional institutions to try to exploit our market.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Changes in accounting standards may affect how we record and report our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

The Warrant we issued to the Treasury may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised. The 138,037 shares of common stock underlying the Warrant represent approximately 0.9% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, Mr. Brian Vance, and certain other employees. In this regard we are currently working with a nationally recognized community bank compensation consultant to prepare severance agreements to replace the severance agreements we previously had in place with certain of our key employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2010, Heritage Bank had ten offices located in Tacoma and surrounding areas of Pierce County (all but four of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), three offices in King County (all of which are leased), one office in Mason County (which is owned), one office in Clark County (which is leased), four offices in Cowlitz County (all of which are owned with the exception of one leased office) and two offices in Multnomah Country (all of which are leased). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with one on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our Banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Banks.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2010, we had approximately 1,193 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 15,568,471 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 11, 2011 was $14.47 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2010 Quarter ended:
	March 31	June 30	September 30	December 31
High	$15.36	$16.46	$15.70	$15.49
Low	$13.40	$13.61	$12.32	$13.23

	2009 Quarter ended:
	March 31	June 30	September 30	December 31
High	$12.49	$13.00	$14.20	$14.20
Low	$8.55	$10.53	$10.51	$12.25

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

The most recent fiscal year quarterly cash dividends per common share are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 27, 2009	$0.100	February 5, 2009	February 20, 2009

The primary source for dividends paid to our shareholders is dividends paid to us from Heritage Bank and Central Valley Bank. There are regulatory restrictions on the ability of our subsidiary banks to pay dividends. Under federal regulations, the dollar amount of dividends the banks may pay depends upon their capital position and recent net income. Generally, if a bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to a stock form of ownership, as Heritage Bank has done, may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.

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

The Company does not currently have a stock repurchase plan in place and no stock was repurchased during the fourth quarter of 2010.

The information regarding the Company’s equity compensation plan is contained under Part III, Item 12 of this report and is incorporated by reference herein.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2005 and ending December 31, 2010. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2005, and that all dividends were reinvested in Heritage common stock.

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Heritage Financial Corporation	$100.00	$104.75	$87.06	$56.37	$63.95	$64.60
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34

ITEM 6.	SELECTED FINANCIAL DATA

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

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$59,522	$53,341	$56,948	$62,391	$55,237
Interest expense	8,511	11,645	18,606	25,770	19,465
Net interest income	51,011	41,696	38,342	36,621	35,772
Provision for loan losses	11,990	19,390	7,420	810	720
Noninterest income	21,498	8,667	8,824	8,572	7,954
Noninterest expense	40,730	30,895	30,419	28,288	27,082
Federal income tax (benefit) expense	6,435	(503)	2,976	5,387	5,377
Net income	13,354	581	6,351	10,708	10,547
Net income (loss) applicable to common shareholders	11,668	(739)	6,208	10,708	10,547
Earnings (loss) per common share(1)
Basic	1.05	(0.10)	0.93	1.62	1.64
Diluted	1.04	(0.10)	0.93	1.60	1.59
Dividend payout ratio to common shareholders(2)	—	(100.0)%	59.5%	51.5%	49.1%

Performance Ratios:
Net interest spread(3)	4.56%	4.25%	4.11%	3.86%	4.30%
Net interest margin(4)	4.78%	4.57%	4.59%	4.50%	4.83%
Efficiency ratio(5)	56.17%	61.34%	64.50%	62.59%	61.94%
Return on average assets	1.16%	0.06%	0.71%	1.23%	1.33%
Return on average common equity	8.15%	(0.72)%	6.98%	12.87%	14.18%

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$1,367,684	$1,014,859	$946,145	$886,055	$852,893
Originated loans receivable, net	719,957	746,083	793,303	768,945	739,596
Purchased covered loans receivable	128,715	—	—	—	—
Purchased noncovered loans receivable	131,049	—	—	—	—
Loans receivable, net	979,721	746,083	793,303	768,945	739,596
Loans held for sale	764	825	304	447	—
Deposits	1,136,276	840,128	824,480	776,280	725,921
FDIC indemnification asset	16,071	—	—	—	—
FHLB advances	—	—	—	14,990	37,167
Securities sold under agreement to repurchase	19,027	10,440	—	—	—
Stockholders’ equity	202,279	158,498	113,147	84,967	78,639
Book value per common share	12.99	12.21	13.40	12.79	11.99
Equity to assets ratio	14.8%	15.6%	12.0%	9.6%	9.2%

Capital Ratios:
Total risk-based capital ratio	21.5%	20.7%	13.7%	10.7%	10.4%
Tier 1 risk-based capital ratio	20.2%	19.4%	12.5%	9.5%	9.1%
Leverage ratio	13.9%	14.6%	11.0%	8.2%	8.0%

Asset Quality Ratios:
Nonperforming originated loans to total originated loans	3.19%	4.27%	0.42%	0.13%	0.37%
Allowance for loan losses to total originated loans	2.97%	3.38%	1.91%	1.33%	1.35%
Allowance for loan losses to nonperforming originated loans	93.16%	79.33%	454.02%	1,016.06%	360.05%
Nonperforming originated assets to total originated assets	2.41%	3.32%	0.57%	0.13%	0.36%

Other Data:
Number of banking offices	31	20	20	20	20
Number of full-time equivalent employees	321	222	217	224	233

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the FASB ASC.
(2)	Dividend payout ratio is declared dividends per common share (excluding stock dividends) divided by basic earnings per common share.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of net interest bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest earning assets.
(5)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2010 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Cowlitz Bank and Pierce Commercial Bank transactions described in this Form 10-K, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

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

•

risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;• fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;

•

results of examinations of us by the Federal Reserve and of our bank subsidiaries by the FDIC, the Division or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•

legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the recently adopted Dodd-Frank Act and regulations that have been or will be promulgated thereunder and interpretation of regulatory capital or other rules;

•	our ability to control operating costs and expenses;

•	further increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our branch expansion strategy;

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

•

changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•

other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus supplement, the accompanying prospectus and the incorporated documents.

Some of these and other factors are discussed in this Form 10-K under the caption “Risk Factors” and elsewhere in this Form 10-K. Such developments could have a material adverse impact on our business, financial position and results of operations.

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

The Company considers its most critical accounting estimates to be the allowance for loan losses, estimations of cash flows related to impaired purchased loans, other than temporary impairments in the market value of investments and impairment of goodwill.

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

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1, “Business—Analysis of Allowance for Loan and Lease Losses” as well as “—Results of Operations for the Years Ended December 31, 2010 and 2009—Provision for Loan Losses.”

Estimated Cash Flows related to Impaired Purchased Loans.    Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Other Than Temporary Impairments in the Market Value of Investments.    Unrealized losses on investment securities available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and we have the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

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

Our Strategy

Our primary objective is to be a well-capitalized, profitable community banking organization, with balanced growth while emphasizing lending and deposit relationships with small and medium size businesses along with their owners and the general public. We consider ourselves as an innovative team providing financial services focusing on the success of our customers. Our stated mission is: “Continuously Improve Customer Satisfaction, Employee Empowerment and Shareholder Value.” We will seek to achieve our objective through the following strategies:

Expand geographically as opportunities present themselves.    We are committed to continuing the controlled expansion of our franchise through strategic acquisitions designed to increase our market share. We believe that consolidation across the community bank landscape will continue to take place and further believe that, with our capital and liquidity positions, approach to credit management and extensive acquisition experience, we are well positioned to take advantage of acquisitions or other business opportunities in our market areas, including additional FDIC-assisted transactions. In markets where we wish to enter or expand our business, we will also consider opening de novo offices. In the past, we have successfully integrated acquired institutions and opened de novo branches. We plan to acquire or build one to two branches per year in strategic growth locations. We will continue to be disciplined and opportunistic as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets we know and understand.

Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe is conservative while maintaining our lending objectives. We will continue to focus on loan types and markets that we know well and have a historical record of success. We focus on loan relationships that are well diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan review as well as a third party loan review process.

Maintain Strong Balance Sheet.    In addition to our focus on our underwriting, we believe that the strength of our balance sheet has thus far enabled us to endure the economic downturn afflicting the Pacific Northwest better than many of our competitors. As of December 31, 2010, the ratio of our allowance for loan losses to total originated loans was 2.97% and the ratio of the allowance to nonperforming originated loans was 93.16%. Our liquidity position is also strong, with $169.0 million in cash and cash equivalents as of December 31, 2010. As of December 31, 2010, the regulatory capital ratios of our subsidiary banks were well in excess of the levels required for “well-capitalized” status, and our consolidated total risk-based capital, Tier 1 risk-based capital and leverage ratios were 21.5%, 20.2% and 13.9%, respectively.

Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in our communities by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2010, as a percentage of our total deposits, non-maturity deposits were 64.5%. We maintain state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.

Emphasize business relationships with a focus on commercial lending.    We will continue to provide primarily commercial business, commercial real estate and residential construction loans with an emphasis on owner occupied commercial real estate and commercial business lending, and the deposit balances that accompany these relationships. We provide our business customers with an array of competitive deposit and cash management products through a variety of delivery channels with state of the art technologies. Our lending staff is well seasoned with extensive knowledge of our markets and adds value through a focused advisory role that we believe strengthens our customer relationships and loyalty. We currently have and will seek to maintain a diversified portfolio of lending relationships without concentrations in any industry.

Recruit and retain highly competent personnel to execute our strategies.    Our compensation and staff development programs are aligned with our strategies to grow our loans and core deposits while maintaining our focus on asset quality. Our incentive systems are designed to achieve well-balanced and high quality asset growth while maintaining appropriate mechanisms to reduce or eliminate incentive payments when appropriate. Our equity compensation programs and retirement benefits are designed to build and encourage employee ownership at all levels of the company to align employee performance objectives with corporate growth strategies and shareholder value. We have a strong corporate culture, which is supported by our commitment to internal development and promotion from within as well as the retention of management and officers in key roles.

Financial Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus in our commercial banking relationships, market expansion and asset quality.

During the period from December 31, 2006 through December 31, 2010 our total assets have grown $514.8 million, or 60.4%, with net loans receivable growing $240.1 million during the period. Our emphasis in growing our commercial business loan portfolio resulted in an increase in commercial business loans of $235.8 million, or 41.6%, since 2006. Overall loan increases have benefited from our emphasis in growing our lending in the Pierce County market and the acquisitions of Cowlitz Bank and Pierce Commercial Bank.

Deposits increased $410.4 million to $1.14 billion at December 31, 2010 from $725.9 million at December 31, 2006. From December 31, 2006 to December 31, 2010, non-maturity deposits (total deposits less certificate of deposit accounts) increased $335.4 million, or 84.3%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 35.5% at December 31, 2010 from 45.2% at December 31, 2006. A significant amount of the change in the mix of deposit accounts was a result of the Company acquiring Cowlitz Bank and Pierce Commercial Bank.

Equity has increased by $123.6 million since December 31, 2006 due to a combination of earnings and issuances of common stock. During the period from December 31, 2006 through December 31, 2010, our annual net income increased by 26.6% or $2.8 million, mostly due to the gain on bank acquisitions and was partially offset by increases in the allowance for loan losses and losses incurred and from other than temporarily impaired securities.

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

Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar amounts of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing and noninterest bearing liabilities.

The following table provides relevant net interest income information for selected periods. The average daily loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$810,177	$56,054	6.92%	$766,346	$50,567	6.60%	$784,514	$54,919	7.00%
Taxable securities	105,815	2,661	2.52	59,365	2,295	3.87	33,970	1,649	4.86
Nontaxable securities	13,411	470	3.50	5,721	244	4.26	5,528	197	3.56
Interest earning deposits and Federal funds sold	133,277	337	0.25	76,922	235	0.31	7,402	152	2.06
FHLB stock	4,204	—	—	3,566	—	—	3,348	31	0.92

Total interest earning assets	$1,066,884	$59,522	5.58%	$911,920	$53,341	5.85%	$834,762	$56,948	6.82%
Noninterest earning assets	86,039			66,279			58,812

Total assets	$1,152,923			$978,199			$893,574

Interest Bearing Liabilities:
Certificates of deposit	$351,191	$5,677	1.62%	$323,696	$7,988	2.47%	$343,642	$12,423	3.62%
Savings accounts	89,978	501	0.56	85,541	842	0.98	92,648	1,578	1.70
Interest bearing demand and money market accounts	376,245	2,200	0.58	310,860	2,769	0.89	243,082	4,320	1.78

Total interest bearing deposits	817,414	8,378	1.02	720,097	11,599	1.61	679,372	18,321	2.70
FHLB advances and other borrowings	2	48	2.53	1	—	1.73	7,850	285	3.63
Securities sold under agreement to repurchase	13,750	85	0.62	6,206	46	0.75	—	—	—

Total interest bearing liabilities	$833,060	$8,511	1.02%	$726,304	$11,645	1.60%	$687,222	$18,606	2.71%
Demand and other noninterest bearing deposits	150,906			120,107			108,386
Other noninterest bearing liabilities	2,993			5,321			6,372
Preferred stock	22,889			23,413			2,687
Stockholders’ equity	165,964			126,467			91,594

Total liabilities and stockholders’ equity	$1,152,923			$978,199			$893,574

Net interest income		$51,011			$41,697			$38,342
Net interest spread			4.56%			4.25%			4.11%
Net interest margin			4.78%			4.57%			4.59%
Average interest earning assets to average interest bearing liabilities			128.07%			125.56%			121.47%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Years Ended December 31,
	2010 Compared to 2009 Increase (Decrease) Due to			2009 Compared to 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$3,033	$2,454	$5,487	$(1,199)	$(3,153)	$(4,352)
Taxable securities	1,168	(802)	366	944	(297)	647
Nontaxable securities	269	(43)	226	62	(15)	47
Interest earning deposits and Federal funds sold	143	(41)	102	213	(130)	83
FHLB stock	—	—	—	—	(31)	(31)

Interest income	$4,613	$1,568	$6,181	$20	$(3,626)	$(3,606)

Interest bearing liabilities:
Certificates of deposit	$444	$(2,756)	$(2,312)	$(492)	$(3,943)	$(4,435)
Savings accounts	25	(365)	(340)	(70)	(666)	(736)
Interest bearing demand and money market accounts	382	(951)	(569)	604	(2,155)	(1,551)

Total interest bearing deposits	851	(4,072)	(3,221)	42	(6,764)	(6,722)
FHLB advances and other borrowings	48	—	48	(136)	(149)	(285)
Securities sold under agreement to repurchase	47	(8)	39	46	—	46

Interest expense	$946	$(4,080)	$(3,134)	$(48)	$(6,913)	$(6,961)

Results of Operations for the Years Ended December 31, 2010 and 2009

Recent Developments.    On July 30, 2010, Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank from the FDIC, which had been appointed receiver of the institution, including nine branches located in Washington State and Oregon State. As a results of the Cowlitz Acquisition, Heritage Bank acquired assets with a fair value of approximately $344.8 million, including $145.3 million of loans, $74.1 million of cash and cash equivalents, $70.8 million of a FDIC receivable, $33.7 million of investment securities, $16.1 million of a FDIC indemnification asset, $1.2 million of FHLB stock, $1.7 million of core deposit intangible and $1.2 million of other assets. Heritage Bank assumed liabilities with a fair value of approximately $344.5 million, including $343.9 million of deposits and $422,000 of other liabilities. In connection with this acquisition, Heritage Bank entered into loss-sharing agreements with the FDIC which cover approximately $167.2 million in unpaid principal balance of acquired loans at July 30, 2010.

On November 5, 2010, Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank from the FDIC, which had been appointed receiver of the institution. Pierce Commercial Bank was a full service commercial bank headquartered in Tacoma, Washington. As a results of the Pierce Commercial Acquisition, Heritage Bank acquired assets with a fair value of approximately $210.7 million, including $142.9 million of loans, $30.3 million of cash and cash equivalents, $21.5 million of a FDIC receivable, $13.7 million of investment securities, $1.1 million of FHLB and Federal Reserve stock, and $1.2 million of other assets. Heritage Bank assumed liabilities with a fair value of approximately $203.3 million, including $181.5 million of deposits, $17.5 million in FHLB borrowings and $300,000 of other liabilities. In connection with the Pierce Commercial Acquisition, Heritage Bank did not enter into loss-sharing agreements with the FDIC to cover expected losses on acquired loans or other real estate owned.

Earnings Summary.    Including preferred stock dividends, net income applicable to common shareholders of $1.04 per diluted common share was recorded for the year ended December 31, 2010 compared to a net loss of

$0.10 per diluted common share for the year ended December 31, 2009. Net income for the year ended December 31, 2010 was $13.4 million compared to net income of $581,000 for the same period in 2009. The increase was primarily the result of a $11.8 million gain on bank acquisitions, a $7.4 million decrease in the provision for loan losses and a $9.3 million increase in net interest income partially offset by a $9.8 million increase in noninterest expense. The Company’s efficiency ratio improved to 56.2% for the year ended December 31, 2010 from 61.3% for the year ended December 31, 2009.

Net Interest Income.    Net interest income increased $9.3 million, or 22.3%, to $51.0 million for the year ended December 31, 2010 compared with the previous year of $41.7 million. The increase in net interest income was due primarily to increased earning assets acquired from the Cowlitz and Pierce Commercial Acquisitions. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2010 increased 21 basis points to 4.78% from 4.57% for the previous year. The increase in net interest margin was due primarily to increased loan yields as a result of discount accretion on the acquired loan portfolios balances and offset by low interest earning overnight cash deposits in the Cowlitz and Pierce Commercial Acquisitions. Our net interest spread for the year ended December 31, 2010 increased to 4.56% from 4.25% for the prior year.

Total interest income increased $6.2 million, or 11.6%, to $59.5 million for the year ended December 31, 2010 from $53.3 million for the year ended December 31, 2009 as the yield on interest earning assets decreased to 5.58% for the year ended December 31, 2010 from 5.85% for the year ended December 31, 2009. Total average interest earning assets (including nonaccrual loans) increased by $155.0 million to $1.07 billion for the year ended December 31, 2010 from $911.9 million for the year ended December 31, 2009, mostly due to the Cowlitz and Pierce Commercial Acquisitions. Nonaccrual originated loans decreased by $8.3 million to $26.5 million at December 31, 2010 from $34.8 million at December 31, 2009.

Total interest expense decreased by $3.1 million, or 26.9%, to $8.5 million for the year ended December 31, 2010 from $11.6 million for the year ended December 31, 2009 as the average rate paid on interest bearing liabilities decreased to 1.02% for the year ended December 31, 2010 from 1.60% for the year ended December 31, 2009. Total average interest bearing liabilities increased by $106.8 million to $833.1 million at December 31, 2010 from $726.3 at December 31, 2009, mostly due to the Cowlitz and Pierce Commercial Acquisitions.

Provision for Loan Losses.    The provision for loan losses decreased $7.4 million, or 38.2%, to $12.0 million for the year ended December 31, 2010 from $19.4 million for the year ended December 31, 2009. The decreased provision for loan losses was primarily the result of a decrease in nonaccrual originated loans. The Banks had net charge-offs of $16.1 million for the year ended December 31, 2010 compared to net charge-offs of $8.6 million for the year ended December 31, 2009. The ratio of net charge-offs to average total loans outstanding was 2.24% for the year ended December 31, 2010 and 1.10% for the year ended December 31, 2009. The increased amount of charge-offs were due mostly to the resolution of several construction and commercial loans that were nonperforming as of December 31, 2009.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses decreased by $4.1 million to $22.1 million at December 31, 2010 from $26.2 million at December 31, 2009. The decreased level of the allowance for loan losses was primarily attributable to decreases in the expected loss allocated to nonperforming originated loans and total originated loans offset by an increase in performing originated loans classified as potential problem loans. As of December 31, 2010, we had identified $26.9 million of impaired originated loans, including $9.1 million of restructured loans. Of those impaired loans, $6.7 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $20.2 million have related allowances for credit losses totaling $4.6 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $22.1 million at December 31, 2010 (2.97% of total originated loans and 93.16% of nonperforming originated loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see Item 1, Business—Analysis of the Allowance for Loan and Lease Losses.”

Noninterest Income.    Total noninterest income increased $12.8 million, or 148.0%, to $21.5 million for the year ended December 31, 2010 compared to $8.7 million for the prior year. The increase was due substantially to an $11.8 million pretax gain on bank acquisitions and a $462,000 increase in service charges on deposits due to deposits acquired through the Cowlitz and Pierce Commercial Acquisitions.

Noninterest Expense.    Noninterest expense increased $9.8 million or 31.8% to $40.7 million during the year ended December 31, 2010 compared to $30.9 million for the year ended December 31, 2009. The increase was due to increased salaries and benefits expense in the amount of $5.7 million, increased occupancy and equipment expense of $1.4 million, increased professional services of $1.3 million, and increased data processing of $552,000. These increases were substantially due to the Cowlitz and Pierce Commercial Acquisitions.

The efficiency ratio for the year ended December 31, 2010 was 56.2% compared to 61.3% for the prior year. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Federal Income Tax Expense (Benefit).    The provision for federal income taxes increased by $6.9 million to a net expense of $6.4 million for the year ended December 31, 2010 from a benefit of $503,000 for the year ended December 31, 2009 primarily as a result of an increase in income before taxes. The Company’s effective tax rate was 32.5% for the year ended December 31, 2010.

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

Noninterest Income.    Total noninterest income decreased $157,000, or 1.8%, for the year ended December 31, 2009 compared with the prior year. The decrease was due substantially to a decrease in income from mortgage banking operations in the amount of $56,000 and a decrease in gains on Small Business Administration loan sales in the amount of $36,000 due to decreased market demand and a decrease in rental income in the amount of $141,000 offset by an increase in services charges on deposits due to increased deposits and a lower earnings credit rate in an amount of $96,000.

The decrease in rental income was due primarily to the loss of a tenant formerly occupying office space at the Company’s headquarters. The Company is currently occupying this office space and has no immediate plans to acquire tenants for the space.

Noninterest Expense.    Noninterest expense increased $476,000 or 1.6% to $30.9 million during the year ended December 31, 2009 compared to $30.4 million for the year ended December 31, 2008. The increase was due substantially to an assessment from the Washington Public Deposit Protection Commission (“WPDPC”) in the amount of $184,000 due to uncollateralized public deposits of a failed bank, increased FDIC assessment rates and a special assessment resulting in an increase in FDIC assessments in the amount of $1.2 million, and increased marketing expense in the amount of $288,000 resulting primarily from costs associated with a checking account acquisition program, partially offset by a decrease in impairment losses on investment securities of $1.4 million and a decrease in salaries and employee benefits in the amount of $430,000. The decrease in salaries and employee benefits primarily resulted from a decrease of $589,000 in incentive bonuses.

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

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in other-than-temporary impairments not related to credit losses through other comprehensive income rather than through noninterest expense and as discussed above, recorded $500,000 in other-than-temporary impairments related to credit losses to noninterest expense during the year ended December 31, 2009.

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

Liquidity and Capital Resources

Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2010, cash and cash equivalents totaled $169.0 million, or 12.4% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $13.9 million, or 1.02% of total assets. At December 31, 2010, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $173.1 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $66.9 million, of which there were no borrowings outstanding as of December 31, 2010. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of December 31, 2010. As of December 31, 2010, there were no overnight federal funds purchased.

During 2010 total assets grew $352.8 million with interest earning deposits and federal funds sold increasing $44.7 million, investment securities increasing $34.6 million and net loans increasing by $233.6 million over the prior year-end. This growth was funded primarily through the Cowlitz and Pierce Commercial Acquisition as well as a common stock offering. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Stockholders’ equity at December 31, 2010 was $202.3 million compared with $158.5 million at December 31, 2009. During the year ended December 31, 2010, we paid preferred stock dividends of $1.2 million, realized net income of $13.4 million, recorded $418,000 in unrealized gains on securities available for sale, net of tax, recorded $14,000 of market loss related to other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $904,000. On December 15 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The shares were issued at $13.00 per share and net proceeds from the sale totaled approximately $57.6 million.

On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock for an aggregate purchase price of $24.0 million in cash, with a related Warrant to purchase 276,074 shares of the Company’s common stock. On December 22, 2010, the Company redeemed the 24,000 shares of its Series A preferred stock. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends. Under the terms of the Warrants, because of our September 22, 2009 offering of common stock, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the Warrant was reduced by 50% to 138,037 shares. This Warrant is still held by the Treasury and remains outstanding at this time.

The Company, and the Banks, are subject to various regulatory capital requirements. As of December 31, 2010, the Company, and the Banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. Furthermore, on September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. On December 15, 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $57.6 million.

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

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the year ended December 31, 2010, the Company has allocated or committed to be released to the ESOP 9,257 earned shares and has 19,287 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $268,000 at December 31, 2010.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2010:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$298,606	$91,527	$12,808	$—	$733,335	$1,136,276
Operating leases	1,238	2,049	1,782	2,653	—	7,722
Purchase obligations(2)	830	—	—	—	—	830

Total contractual obligations	$300,674	$93,576	$14,590	$2,653	$733,335	$1,144,828

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 17.70% and a positive 4-12 month “gap” of 13.68% as of December 31, 2010. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2010 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	4-12 months	1-5 years	5-15 years	More than 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans	$312,894	$93,219	$395,517	$134,637	$67,603	$1,003,870
Investment securities	5,464	22,666	66,682	34,091	10,040	138,943
FHLB stock	5,594	—	—	—	—	5,594
Interest earning deposits	131,812	—	—	—	—	131,812

Total interest earning assets	$455,764	$115,885	$462,199	$168,728	$77,643	$1,280,219

Interest Bearing Liabilities:
Total interest bearing deposits	$210,093	$167,379	$564,221	$—	$—	$941,693
Total securities sold under agreement to repurchase	19,027	—	—	—	—	19,027

Total interest bearing liabilities	$229,120	$167,379	$564,221	$—	$—	$960,720

Rate sensitivity gap	$226,644	$(51,494)	$(102,022)	$168,728	$77,643	$319,499
Cumulative rate sensitivity gap:
Amount	$226,644	$175,150	$73,128	$241,856	$319,499
As a percentage of total interest earning assets	17.70%	13.68%	5.71%	18.89%	24.96%

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

We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Asset/Liability Management.”

Neither we, nor the Banks, maintain a trading account for any class of financial instrument, nor do we, or they, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Banks, are subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2010. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2011	2012	2013	2014- 2015	After 2015	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$14,320	$30,459	$15,320	$6,878	$66,218	$133,195
Weighted average interest rate	1.16%	1.63%	1.67%	4.33%	3.17%
Adjustable rate	—	—	—	—	5,748	5,748
Weighted average interest rate	—	—	—	—	4.76%

Total	$14,320	$30,459	$15,320	$6,878	$71,966	$138,943	$139,465
Loans(1)
Amounts maturing:
Fixed rate	$74,877	$40,926	$69,704	$98,157	$380,475	$664,139
Weighted average interest rate	6.23%	6.38%	6.42%	5.66%	6.10%
Adjustable rate	176,632	35,218	21,505	27,418	78,194	338,967
Weighted average interest rate	5.01%	4.98%	4.89%	4.62%	5.41%

Total	$251,509	$76,144	$91,209	$125,575	$458,669	$1,003,106	$1,015,567
Certificates of Deposit
Amounts maturing:
Fixed rate	$298,606	$73,905	$10,811	$19,619	$—	$402,941	$404,676
Weighted average interest rate	1.23%	1.66%	2.20%	2.77%	—

(1)	Note rates were used in this analysis for all credit-impaired purchased loans rather than the effective accretable yield. Loans held for sale were not included in this table.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included in this Item 9A.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited Heritage Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 4, 2011

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held May 4, 2011 (“Proxy Statement”).

For information regarding the executive officers of the Company, see “Item 1. Business—Executive Officers”.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

The Company has adopted a written Code of Ethics that applies to our directors, officers and employees. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.hf-wa.com.

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

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is set incorporated by reference to the headings “Executive Compensation”, “Director Compensation,” and “Compensation Committee Report” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2010, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	688,903	$18.70	501,606

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Meetings and Committees of the Board of Directors and Corporate Governance Matters” of the Proxy Statement.

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

Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES—

(a)(1) The Consolidated Financial Statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or notes.

(3) Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan(14)

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

10.22	2010 Omnibus Equity Plan(13)

14.0	Code of Ethics and Conduct Policy(12)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

Exhibit No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.
(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(13)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(14)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2011.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2011.

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

December 31, 2010, 2009, and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 4, 2011

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

(Dollars in thousands, except per share amounts)

	2010	2009
ASSETS
Cash on hand and in banks	$37,179	$20,106
Interest earning deposits	129,822	87,125
Federal funds sold	1,990	—
Investment securities available for sale	125,175	90,736
Investment securities held to maturity (market value of $14,290 and $13,645)	13,768	13,636
Loans held for sale	764	825
Originated loans receivable	742,019	772,247
Less: Allowance for loan losses	(22,062)	(26,164)

Originated loans receivable, net	719,957	746,083
Purchased covered loans receivable	128,715	—
Purchased non-covered loans receivable	131,049	—

Total loans receivable, net	979,721	746,083
FDIC indemnification asset	16,071	—
Other real estate owned	3,030	704
Premises and equipment, at cost, net	21,750	16,394
Federal Home Loan Bank stock, at cost	5,594	3,566
Accrued interest receivable	4,626	4,018
Prepaid expenses and other assets	8,974	9,175
Deferred income taxes, net	4,255	9,133
Intangible assets, net	1,953	346
Goodwill	13,012	13,012

Total assets	$1,367,684	$1,014,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,136,276	$840,128
Securities sold under agreement to repurchase	19,027	10,440
Accrued expenses and other liabilities	10,102	5,793

Total liabilities	1,165,405	856,361

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); no shares issued and outstanding at December 31, 2010 and 24,000 shares issued and outstanding at December 31, 2009	—	23,487
Common stock, no par, 50,000,000 shares authorized; 15,568,471 and 11,057,972 shares outstanding at December 31, 2010 and 2009, respectively	128,436	73,534
Unearned compensation—ESOP and other	(182)	(270)
Retained earnings	73,648	61,980
Accumulated other comprehensive income (loss), net	377	(233)

Total stockholders’ equity	202,279	158,498

Total liabilities and stockholders’ equity	$1,367,684	$1,014,859

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share amounts)

	2010	2009	2008
Interest income:
Interest and fees on loans	$56,054	$50,567	$54,919
Taxable interest on investment securities	2,661	2,295	1,649
Nontaxable interest on investment securities	470	244	197
Interest on federal funds sold and interest earning deposits	337	235	152
Dividends on Federal Home Loan Bank stock	—	—	31

Total interest income	59,522	53,341	56,948

Interest expense:
Deposits	8,378	11,598	18,321
Other borrowings	133	47	285

Total interest expense	8,511	11,645	18,606

Net interest income	51,011	41,696	38,342
Provision for loan losses	11,990	19,390	7,420

Net interest income after provision for loan losses	39,021	22,306	30,922

Noninterest income:
Gain on bank acquisitions	11,830	—	—
Gains on sales of loans, net	401	422	435
Service charges on deposits	4,653	4,191	4,095
Merchant Visa income	3,092	3,008	3,039
Other income	1,522	1,046	1,255

Total noninterest income	21,498	8,667	8,824

Noninterest expense:
Impairment loss on investment securities	318	1,330	1,927
Less: Portion recorded in other comprehensive income	(20)	(830)	—

Impairment loss on investment securities, net	298	500	1,927
Salaries and employee benefits	19,910	14,259	14,689
Occupancy and equipment	5,326	3,928	3,855
Data processing	2,233	1,681	1,575
Marketing	1,171	990	702
Merchant Visa	2,577	2,500	2,466
Professional services	2,139	823	710
State and local taxes	968	967	930
Federal deposit insurance premium	1,656	1,616	426
Other expense	4,452	3,631	3,139

Total noninterest expense	40,730	30,895	30,419

Income before income taxes	19,789	78	9,327
Income tax expense (benefit)	6,435	(503)	2,976

Net income	$13,354	$581	$6,351

Dividends accrued and discount accreted on preferred shares	1,686	1,320	143
Net income (loss) applicable to common shareholders	$11,668	$(739)	$6,208

Basic earnings (loss) per common share	$1.05	$(0.10)	$0.93
Basic weighted average common shares outstanding	11,121,346	7,831,614	6,598,647
Diluted earnings (loss) per common share	$1.04	$(0.10)	$0.93
Diluted weighted average common shares outstanding	11,173,658	7,831,614	6,647,420

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2010, 2009 and 2008

(Dollars and shares in thousands)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and restricted stock awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock holders’ equity
Balance at December 31, 2007	—	$—	6,643	$24,985	$(447)	$60,780	$(351)	$84,967
Restricted stock awards granted	—	—	25	—	—	—	—	—
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Stock option compensation expense	—	—	—	178	—	—	—	178
Earned ESOP and restricted stock shares	—	—	9	449	89	—	—	538
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	24	288	—	—	—	288
Warrant issued	—	—	—	646	—	—	—	646
Preferred stock, series A, issued	24	23,354	—	—	—	—	—	23,354
Accretion of preferred stock	—	13	—	—	—	(13)	—	—
Net income	—	—	—	—	—	6,351	—	6,351
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	703	703
Cash dividends accrued on preferred stock	—	—	—	—	—	(130)	—	(130)
Cash dividends declared ($.56/share cumulative)	—	—	—	—	—	(3,748)	—	(3,748)

Balance at December 31, 2008	24	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards issued	—	—	5	—	—	—	—	—
Stock option compensation expense	—	—	—	143	—	—	—	143
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	39	—	—	—	39
Share based payment and earned ESOP	—	—	9	318	88	—	—	406
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(84)	—	—	—	(84)
Accretion of preferred stock	—	120	—	—	—	(120)	—	—
Net income	—	—	—	—	—	581	—	581
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	90	90
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax	—	—	—	—	—	149	(149)	—
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(540)	(540)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	14	14
Common stock issuance, net of expenses	—	—	4,341	46,572	—	—	—	46,572
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,200)	—	(1,200)
Cash dividends declared on common stock	—	—	—	—	—	(670)	—	(670)

Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards issued	—	—	57	—	—	—	—	—
Stock option compensation expense	—	—	—	204	—	—	—	204
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	202	—	—	—	202
Share based payment and earned ESOP	—	—	9	420	88	—	—	508
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(10)	—	—	—	(10)
Accretion of preferred stock	—	513	—	—	—	(513)	—	—
Net income	—	—	—	—	—	13,354	—	13,354
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	418	418
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(14)	(14)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	206	206
Redemption of preferred stock	(24)	(24,000)	—	—	—	—	—	(24,000)
Common stock issuance, net of expenses	—	—	4,428	54,086	—	—	—	54,086
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,173)	—	(1,173)
Cash dividends declared on common stock	—	—	—	—	—	—	—	—

Balance at December 31, 2010	—	$—	15,568	$128,436	$(182)	$73,648	$377	$202,279

Comprehensive Income	2010	2009	2008
Net income	$13,354	$581	$6,351
Change in fair value of securities available for sale, net of tax of $225, $45, and $378	418	84	703
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $3, $0	—	5	—
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax of $0, $(80), $0	—	(149)	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(8), $(290), $0	(14)	(540)	—
Accretion of other-than-temporary impairment on securities held-to-maturity, net of tax of $111, $8, $0	206	14	—

Comprehensive income (loss)	$13,964	$(5)	$7,054

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$13,354	$581	$6,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,050	1,140	1,163
Deferred loan fees, net of amortization	(274)	(257)	(227)
Provision for loan losses	11,990	19,390	7,420
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	5,762	(7,397)	525
Recognition of compensation related to ESOP shares and share based payment	508	406	507
Stock option compensation expense	204	143	178
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	10	84	(68)
Amortization of intangible assets	225	78	78
Deferred income tax	4,549	(4,373)	(2,540)
Gain on FDIC assisted bank acquisitions	(11,830)	—	—
(Gain) loss on sale of investment securities	44	(2)	3
Impairment loss on investment of securities	298	500	1,927
Origination of loans held for sale	(18,665)	(20,213)	(19,574)
Gain on sale of loans	(401)	(422)	(435)
Proceeds from sale of loans	19,127	20,114	20,152
Loss on other real estate owned	121	95	23
(Gain) loss on sale of premises and equipment	(2)	(1)	1

Net cash provided by operating activities	27,070	9,866	15,484

Cash flows from investing activities:
Loans originated, net of principal payments	39,173	25,274	(34,294)
Maturities of investment securities available for sale	25,125	12,239	14,594
Maturities of investment securities held to maturity	2,301	2,689	1,489
Purchase of investment securities available for sale	(13,740)	(71,961)	(22,587)
Purchase of investment securities held to maturity	(2,296)	(5,332)	(2,407)
Purchase of premises and equipment	(6,914)	(1,977)	(2,161)
Proceeds from sales of other real estate owned	1,948	4,045	858
Proceeds from sale of premises and equipment	446	241	10
Proceeds from sales of investment securities available for sale	1,105	752	3,694
Purchase of Federal Home Loan Bank stock	—	—	339
Net cash acquired in acquisitions	196,614	—	—

Net cash provided by (used) in investing activities	243,762	(34,030)	(41,143)

Cash flows from financing activities:
Net (decrease) increase in deposits	(229,234)	15,648	48,200
Net decrease in borrowed funds	(17,530)	—	(14,990)
Preferred stock cash dividends paid	(1,173)	(1,200)	(130)
Common stock cash dividends paid	—	(654)	(3,618)
Net increase in securities sold under agreement to repurchase	8,587	10,440	—
Proceeds from issuance of preferred stock and warrants	—	—	24,000
Repurchase of preferred stock	(24,000)	—	—
Proceeds from common stock issuance, net of expenses	54,086	46,572	—
Repayments of long-term debt	—	—	(1,951)
Proceeds from exercise of stock options	202	39	251
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(10)	(84)	68

Net cash (used in) provided by financing activities	(209,072)	70,761	51,830

Net increase in cash and cash equivalents	61,760	46,597	26,171
Cash and cash equivalents at beginning of year	107,231	60,634	34,463

Cash and cash equivalents at end of year	$168,991	$107,231	$60,634

	2010	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,455	$12,079	$19,527
Cash paid for income taxes	1,494	4,942	4,509
Loans transferred to other real estate owned	(3,693)	(2,813)	(2,743)
Securities exchanged in redemption-in-kind transaction	—	—	7,857
Assets acquired (liabilities assumed) in acquisitions:
Investment securities	47,397	—	—
Loans covered by loss sharing	142,974	—	—
Loans not covered by loss sharing	145,246	—	—
Federal Home Loan Bank stock	2,264	—	—
Accrued interest receivable	1,133	—	—
FDIC indemnification asset	16,084	—	—
Core deposit intangible	1,832	—	—
Other real estate owned	702	—	—
Other assets	1,219	—	—
Deposits	(525,382)	—	—
Borrowings	(17,530)	—	—
Deferred tax liability	(4,140)	—	—
Other liabilities	$(724)	$—	$—

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). Heritage Bank is a Washington-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-five branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of Monday, August 2, 2010. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as branches of Heritage Bank as of Monday, November 8, 2010. See Note 2, “Business Combinations”.

(b) Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change related to the determination of the allowance for loan losses, other than temporary impairments in the market value of investments, acquired loans and impairment of goodwill. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest bearing deposits, and federal funds sold.

The Company is required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2010 and 2009, the Company maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are included in income.

Originated Loans

Originated loans are generally recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and deferred fees and costs. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.

Loans are placed on nonaccrual at an earlier date if collection of the contractual principal or interest is doubtful. Substantially all loans that are nonaccrual are also impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans. All interest accrued but not collected on nonaccrual loans is reversed against interest income in the current period. The interest payments received on nonaccrual loans is accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred.

Loans are charged-off if collection of the contractual principal or interest as scheduled in the loan agreement is doubtful. Credit card loans and other consumer loans are typically charged-off no later than 180 days past due.

Purchased Covered and Purchased Non-Covered Loans

Loans acquired in a business acquisition are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “impaired” loans. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS91 Nonrefundable fees and Other Costs, which considers the contractual cash flows. These loans are identified as “non-impaired” loans, and are initially recorded at their fair value, which is estimated using an internal cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using a straight-line method which approximates the effective interest method. Any unrecognized discount for a loan that is subsequently repaid or fully charged-off will be recognized immediately into income.

Purchased loans subject to loss-sharing agreements with the FDIC are identified as “covered” on the Consolidated Statements of Financial Condition. These loans are evaluated separately from originated and other purchased loans as they have dissimilar risk characteristics based on the loss-sharing attribute. For further information see Note 5—“Indemnification asset”.

(f) Impaired Loans and Troubled Debt Restructures

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (less cost to sell) if the loan is collateral dependent.

Troubled Debt Restructures

A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if loans are in compliance with their modified terms. A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on the accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific valuation allowance is calculated similar to the impaired loans.

(g) Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

(h) Allowance for Loan Losses

Allowance for Loan Losses on Originated Loans

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of originated loans. For further information on the policy on purchased loans, see “Allowance for Loan Losses on Purchased Loans.” The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with FASB ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The level of the allowance reflects management’s continuing evaluation of known and inherent risks in the loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with FASB ASC Topic 310 based on probable losses on specific loans; (ii) historical loss factor determined in accordance with FASB ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) an environmental loss factor to reflect the impact of current conditions, as determined in accordance with FASB ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factor and environmental loss factor are combined and multiplied against the outstanding principal balance of loans in the pool of similar loans with similar characteristics. The Company’s pools of similar loans are grouped by class of loan.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing but has an assigned grade below pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the special assets department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the special asset department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recovery experienced to the total population of loans in the pool for a rolling four quarter average.

Environmental loss factors are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels of and trend in delinquencies and impaired loans; (ii) levels and trends in charge-offs and recoveries; (iii) effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; (iv) experience, ability, and depth of lending management and other relevant staff; (v) national and local economic trends and conditions; (vi) external factors such as competition, legal, and regulatory and; (vii) effects of changes in credit concentrations. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to be on a scale of risk. The results are then input into a matrix to determine an appropriate environmental loss factor for each class of loan. An additional environmental factor is added after the calculated matrix factor if the specific loan is risk rated greater than watch.

The allowance for loan loss evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance for loan losses is adequate given all the above considerations.

The Banks are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has not recorded an allowance for off-balance sheet financial instruments as of December 31, 2010 or December 31, 2009.

Allowance for Loan Losses on Purchased Loans

The purchased loans acquired in the Cowlitz Acquisition and the Pierce Commercial Acquisition are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on impaired purchased loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows initially estimated, occurs subsequent to the acquisition date, a provision for loan losses for purchased loans will be charged to earnings as of the measurement date. For the covered loans, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement, and the portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The purchased loans not accounted for under FASB ASC 310-30 and the balances funded on purchased loans after acquisition date are also subject to the Company’s credit reviews. An allowance for loan loss is estimated in a similar manner as the originated loan portfolio, and a provision for loan loss is charged to earnings as necessary. Management also reviews historical and environmental factors specific to the acquired portfolio which may be slightly different than the originated loan portfolio.

(i) Indemnification Asset

The FDIC indemnification asset was measured at estimated fair value at acquisition and represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. Under the terms of the loss sharing agreements with the FDIC, the FDIC will absorb 80% of losses and receive 80% of loss recoveries for the covered loans. The FDIC indemnification asset will be reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition date estimates will immediately increase the FDIC indemnification asset by a credit to noninterest income. Conversely, if realized losses are less than acquisition date estimates, the FDIC indemnification asset will be reduced by a charge to noninterest income on a prospective basis over the shorter of the remaining term of the shared-loss agreements or the remaining life of the loans. Since the FDIC indemnification asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is taken into noninterest income at each reporting date.

(j) Mortgage Banking Operations

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

(k) Other Real Estate and Other Assets Owned

Other real estate acquired by the Company in satisfaction of debt are held for sale and recorded at fair value at time of foreclosure. When property is acquired, it is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

(l) Premises and Equipment

Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is shorter. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 39 years; and for furniture, fixtures and equipment is three to seven years. The Company reviews buildings, leasehold improvements and equipment for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(m) Intangible Assets

The intangible assets represents the Core Deposit Intangible (“CDI”) acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life which approximates the existing deposit relationships acquired. The useful life of the CDI related to the Pierce Commercial Bank, Cowlitz Bank, and Western Washington Bancorp acquisitions is four, nine, and eight years, respectively. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. Amortization expense relate to the core deposit intangibles was $225,000 for the year ended December 31, 2010.

The estimated aggregated amortization expense related to these intangible assets for future years is as follows (in thousands):

2011	$437
2012	399
2013	362
2014	273
2015	171
Thereafter	311

$1,953

(n) Goodwill

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

Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the year ended December 31, 2010. Even though there was no goodwill impairment at December 31, 2010, declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge. For the years ended December 31, 2010 and 2009 no goodwill impairment was recorded.

(o) Income Taxes

The Company and its subsidiaries file a United States consolidated Federal income tax return and an Oregon State income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

As of December 31, 2010 and December 31, 2009, the Company had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the year ended December 31, 2010 was immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2010, 2009, 2008 and 2007.

(p) Employee Stock Ownership Plan

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

(q) Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 12.

Total stock-based compensation expense (excluding ESOP expense) for the year ended December 31, 2010 and 2009 were as follows:

	2010	2009	2008
	(In thousands)
Compensation expense recognized	$578	$441	$521
Related tax benefit recognized	145	124	141

As of December 31, 2010, the total unrecognized compensation expense related to non-vested stock awards was $878,000 and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.

The fair value of options granted during the years ended December 31, 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period year ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2010	2.45%	6.21	32%	2.72%	$3.84
December 31, 2009	2.07%	5.00	31%	3.49%	$2.33
December 31, 2008	2.38%	4.50	21%	4.30%	$2.38

(r) Recently Issued Accounting Pronouncements

FASB ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the

FASB Emerging Issues Task Force) was issued in December 2010. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

FASB ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) was issued in December 2010. ASU201-29 specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The new guidance will be effective for the Company’s future acquisitions. Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 17 “Fair Value of Measurements”.

FASB ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company has included these disclosures in the Note 4 “Allowance for Loan Losses”.

FASB ASU No. 2010-18, Effect of a Loan Modification When The Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I) (Topic 310), was issued April 2010 and is effective for modifications of loans accounted for within pools under FASB ASC Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendment, modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, was provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The adoption of this Subtopic did not have a significant effect on the Company’s financials.

(2)	Business Combinations

Heritage Bank completed two acquisitions during the year ended December 31, 2010. The acquisitions of the net assets constitute business acquisitions as defined by FASB ASC 805, Business Combinations. The Business Combinations topic establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisitions were measured and recorded at the acquisition dates. A description of the methods used to determine the fair values of the significant assets and liabilities of the acquisitions presented below is included in Notes 1 and 16.

The net after tax gain for each of the acquisitions represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer.

A statement of the assets acquired and liabilities assumed from the FDIC was as follows:

	Cowlitz Bank July 30, 2010	Pierce Commercial Bank November 5, 2010
	(in thousands)
Assets
Cash and cash equivalents	$74,073	$30,262
Investment securities	33,660	13,738
Loans covered by loss-sharing agreements	142,974	—
Loans not covered by loss-sharing agreements	2,334	142,912
Other Real Estate Owned	—	702
Federal Home Loan Bank stock	1,187	1,077
FDIC Indemnification Asset	16,084	—
FDIC receivable	70,789	21,490
Core deposit intangible	1,678	154
Other assets	1,975	377

Total assets acquired	$344,754	$210,712

Liabilities
Deposits	$343,894	$181,488
Federal Home Loan Bank Advances	—	17,530
Deferred tax liability	153	3,987
Other liabilities	422	302

Total liabilities assumed	344,469	203,307

Net assets acquired (after tax gain)	$285	$7,405

A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain was as follows:

	Cowlitz Bank July 30, 2010	Pierce Commercial Bank November 5, 2010
	(in thousands)
Cost basis of net assets (liabilities) on acquisition date	$(63,640)	$18,481
FDIC receivable	70,789	21,490
Fair value adjustments:
Acquired loans	(24,211)	(27,699)
FDIC indemnification asset	16,084	—
Other real estate owned	—	(107)
Core deposit intangible	1,678	154
Other assets	—	(74)
FHLB advances	—	(510)
Certificates of deposits	(262)	(343)
Deferred tax liability	(153)	(3,987)

Net after-tax gain recognized from the acquisition	$285	$7,405

The operating results of the Company for the year ended December 31, 2010 include the operating results produced by the acquired assets and assumed liabilities from the Cowlitz Acquisition for the period July 30, 2010 to December 31, 2010 and the Pierce Commercial Acquisition for the period November 5, 2010 to December 31, 2010. The Company has considered the requirement of FASB ASC 805 related to the contribution of the acquisitions to the Company’s 2010 results of operations. Based on an aggregation of the non-operating expenses with the Bank’s statement of operations, the Company will present only the significant net interest income for the acquired businesses from acquisition date to December 31, 2010.

	Cowlitz Bank July 30, 2010 to December 31, 2010	Pierce Commercial Bank November 5, 2010 to December 31, 2010
	(in thousands)
Interest income: loans(1)	$4,610	$1,693
Interest expense: deposits	459	134

Net	$4,151	$1,559

(1)	includes the accretion of the credit-impaired purchased loans and the contractual interest income and the amortization of the discount on the non-impaired purchased loans.

The Company also considered the proforma requirements of FASB ASC 805 deemed it impracticable to provide proforma financials as required under the standard. The Company acquired only certain assets and liabilities of the failed banks, and the acquisitions resulted in a significant amount of fair value adjustments. The Company also has FDIC loss-sharing agreements for Cowlitz Bank. Based on these facts, the Company was unable to independently substantiate the financial information and assumptions made by the acquired management prior the acquisition date without significant estimates of circumstances prior to that point. The Company believes that historical results are not meaningful to the Company’s results of operations.

(a) Cowlitz Bank

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

Heritage Bank had a cash payment due from the FDIC for $70.8 million as of July 30, 2010 of which all was received prior to September 30, 2010. The cost basis of net liabilities transferred to Heritage Bank in the Cowlitz Acquisition was $63.6 million. The net after tax gain of $285,000 recognized by the Company is considered a bargain purchase transaction under FASB ASC 805 Business Combinations since the total acquisition-date fair value of the identifiable net assets acquired exceeded the fair value of the consideration transferred. The gain was recognized as noninterest income in the Company’s Consolidated Statements of Operations during the year ended December 31, 2010.

(b) Pierce Commercial Bank

On November 5, 2010 Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank from the FDIC in an FDIC-assisted transaction. The Purchase and Assumption Agreement did not contain loss-sharing agreements. However, as part of the bidding process, the Bank’s offer contained a significant discount for the purchase of the loans, which was intended to offset the expected losses in the portfolio.

Pierce Commercial Bank was a full service commercial bank headquartered in Tacoma, Washington. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the November 5, 2010 acquisition date.

Heritage Bank had a cash payment due from the FDIC for $21.5 million as of November 5, 2010 of which all was received prior to December 31, 2010. The cost basis of net assets transferred to Heritage Bank in the Pierce Commercial Acquisition was $18.5 million. The net after tax gain of $7.4 million recognized by the Company was recognized as noninterest income in the Company’s Consolidated Statements of Operations during the year ended December 31, 2010.

(3)	Loans Receivable

(a) Loan Origination/Risk Management

The Company originates loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family mortgages, and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts external loan reviews and validates the credit risk assessment on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

A discussion of the risk characteristics of each portfolio segments is as follows:

Commercial Business

There are three significant classes of loans in the commercial portfolio segment, including commercial and industrial loans, owner-occupied commercial real estate, and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As each of the classes carries different risk characteristics, management will discuss them separately.

Commercial and industrial.    Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate.    The Company originates multifamily and commercial real estate loans within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate involves more risk than other classes in that the lending typically involves higher loan principal amounts, and payments on loans secured by real estate properties are dependent on successful operation and management of the properties. Repayment of these loans may be more adversely affected by conditions in the real estate market or the economy.

One-to-Four Family Residential

The majority of the Company’s one-to four-family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost, of the underlying collateral. Terms typically range from 15 to 30 years. The Company generally sells most single-family loans in the secondary market. Management determines to what extent we will retain or sell these loans and other fixed rate mortgages in order to control the Bank’s interest rate sensitivity position, growth and liquidity.

Real Estate Construction and Land Development

The Company originates construction loans for one-to-four family residential and for five or more residential and commercial properties. The construction loans for the single family generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with a variable rate of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer

The Company originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process is developed to ensure a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of the consumer loans are relatively small amounts spread across many individual borrowers which minimizes the credit risk. Additionally, trend reports are reviewed by management on a regular basis.

Originated loans receivable at December 31, 2010 and 2009 consisted of the following portfolio segments and classes:

	2010	2009
	(In thousands)
Commercial business:
Commercial and industrial	$232,857	$211,368
Owner-occupied commercial real estate	159,444	197,254
Non-owner occupied commercial real estate	221,739	194,613

Total commercial business	614,040	603,235
One-to-four family residential	47,505	53,623
Real estate construction and land development:
One-to-four family residential	29,377	46,060
Five or more family residential and commercial properties	28,588	49,665

Total real estate construction and land development	57,965	95,725
Consumer	23,832	21,261

Gross originated loans receivable	743,342	773,884
Deferred loan fees	(1,323)	(1,597)

Total originated loans receivable	$742,019	$772,247

The recorded investment of purchased covered and non-covered loans receivable at December 31, 2010 consisted of the following portfolio segments and classes:

	Purchased Covered	Purchased Non-Covered
	(In thousands)
Commercial business:
Commercial and industrial	$47,048	$40,794
Owner-occupied commercial real estate	45,220	18,977
Non-owner occupied commercial real estate	17,575	18,914

Total commercial business	109,843	78,685
One-to-four family residential	10,022	20,016
Real estate construction and land development:
One-to-four family residential	5,875	1,166
Five or more family residential and commercial properties	—	5,329

Total real estate construction and land development	5,875	6,495
Consumer	2,975	25,853

Total purchased loans receivable	$128,715	$131,049

The December 31, 2010 recorded investment balance of impaired purchased covered and non-covered loans accounted for under FASB ASC 310-30 was $90.1 million and $80.2 million, respectively. The recorded investment balance of non-impaired purchased covered and non-covered loans was $38.6 million and $50.8 million, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

(c) Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W”. A description of the general characteristics of the nine risk grades is as follows:

•

Grades 0 to 5—These grades are considered “pass grade” with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Overall, loans with this grade show no immediate loss exposure.

•

Grade “W”—This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near term.

•

Grade 6—This grade is for “Other Assets Especially Mentioned” (OAEM) in accordance with regulatory guidelines, and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

•

Grade 7—This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the loan has a high risk. The loan also has defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be accrual or nonaccrual status based on the Company’s accrual policy.

•

Grade 8—This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance.

•

Grade 9—This grade includes “Loss” loans in accordance with regulatory guidelines. These loans are determined to have the highest risk of loss. Such loans are charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

Loan grades for all commercial loans are established at the origination of the loan. Non-commercial loans are not graded as a 0 to 9 at origination date as these loans are determined to be “pass graded” loans. These non-commercial loans may subsequently require a 0-9 risk grade if the credit department has evaluated the credit and determined it necessary to classify the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes public. Credit improvements are evidences by known facts regarding the borrower or the collateral property.

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grades are believed to have some inherent losses in the portfolios, but at a lesser extent than the other loan grades. Or, these pass graded loans might have a zero percent loss based on historical experience and current market trends. The OAEM loan grades are transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential losses. However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration. Loans with a substandard grade are generally loans for which the Company has individually analyzed for potential impairment. The Doubtful graded loans and the Loss grades loans are to a point that the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off.

The following table presents the gross recorded balance of the originated loans receivable by credit quality indicator as of December 31, 2010:

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$199,566	$2,615	$29,871	$805	$232,857
Owner-occupied commercial real estate	154,910	913	3,621	—	159,444
Non-owner occupied commercial real estate	206,178	12,991	2,570	—	221,739

Total commercial business	560,654	16,519	36,062	805	614,040
One-to-four family residential	46,653	—	850	2	47,505
Real estate construction and land development:
One-to-four family residential	10,287	2,317	16,773	—	29,377
Five or more family residential and commercial properties	19,078	793	8,717	—	28,588

Total real estate construction and land development	29,365	3,110	25,490	—	57,965
Consumer	23,704	—	128	—	23,832

Gross originated loans	$660,376	$19,629	$62,530	$807	$743,342

The table above includes impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to comply with their loan repayment terms. Originated potential problem loans as of December 31, 2010 and 2009 were $56.6 million and $53.1 million, respectively. The balance of originated potential problem loans which are guaranteed by a governmental agency was $5.9 million and $7.2 million as of December 31, 2010 and 2009, respectively. This guarantee reduces the Company’s credit exposure.

The following table presents the recorded balance of the non-impaired purchased loans receivable by credit quality indicator as of December 31, 2010.

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$20,065	$117	$40	$—	$20,222
Owner-occupied commercial real estate	34,844	—	398	—	35,242
Non-owner occupied commercial real estate	11,987	575	—	—	12,562

Total commercial business	66,896	692	438	—	68,026
One-to-four family residential	3,665	—	—	—	3,665
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	152	—	—	—	152

Total real estate construction and land development	206	—	—	—	206
Consumer	17,345	144	—	—	17,489

Gross non-impaired purchased covered loans	$88,112	$836	$438	$—	$89,386

Year-end originated nonaccrual loans, segregated by class of loans, were as follows as of December 31, 2010 and 2009:

	2010(1)	2009(1)
	(In thousands)
Commercial business:
Commercial and industrial	$8,153	$7,102
Owner-occupied commercial real estate	779	1,848
Non-owner occupied commercial real estate	1,907	778

Total commercial business	10,839	9,278
One-to-four family residential	2	—
Real estate construction and land development:
One-to-four family residential	10,226	25,108
Five or more family residential and commercial properties	5,416	—

Total real estate construction and land development	15,642	25,108
Consumer	—	—

Gross originated loans	$26,483	$34,836

(1)	$3.2 million and $2.3 million of nonaccrual originated loans were guaranteed by governmental agencies at December 31, 2010 and 2009, respectively.

There were no nonaccrual loans recorded in the non-impaired purchased covered and non-covered loans as of December 31, 2010.

The Company performs aging analysis of past due loan using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$2,585	$3,561	$6,146	$226,711	$232,857	$199
Owner-occupied commercial real estate	187	1,372	1,559	157,885	159,444	594
Non-owner occupied commercial real estate	3,396	1,201	4,597	217,142	221,739	—

Total commercial business	6,168	6,134	12,302	601,738	614,040	793
One-to-four family residential	624	49	673	46,832	47,505	47
Real estate construction and land development:
One-to-four family residential	—	2,844	2,844	26,533	29,377	—
Five or more family residential and commercial properties	941	5,416	6,357	22,231	28,588	381

Total real estate construction and land development	941	8,260	9,201	48,764	57,965	381
Consumer	42	—	42	23,790	23,832	—

Gross originated loans	$7,775	$14,443	$22,218	$721,124	$743,342	$1,221

At December 31, 2009, the Company had $1.8 million and $35.1 million in loans that were 30-89 days past due and 90 or more days past due, respectively. The balance of loans that were past due 90 days or more but still accruing was $277,000 at December 31, 2009.

The balances of non-impaired purchased past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$774	$—	$774	$19,448	$20,222	$—
Owner-occupied commercial real estate	9,898	—	9,898	25,344	35,242	—
Non-owner occupied commercial real estate	—	—	—	12,562	12,562	—

Total commercial business	10,672	—	10,672	57,354	68,026	—
One-to-four family residential	—	—	—	3,665	3,665	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	152	152	—

Total real estate construction and land development	—	—	—	206	206	—
Consumer	184	—	184	17,305	17,489	—

Gross non-impaired purchased covered loans	$10,856	$—	$10,856	$78,530	$89,386	$—

Impaired originated loans at December 31, 2010 are set forth in the following table. For the year ended December 31, 2010, $13,000 was recognized as interest income on a non-owner occupied property subsequent to its classification as impaired.

	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$2,462	$5,691	$8,153	$9,261	$2,569	$8,909
Owner-occupied commercial real estate	129	650	779	822	163	771
Non-owner occupied commercial real estate	2,301	—	2,301	3,972	—	2,175

Total commercial business	4,892	6,341	11,233	14,055	2,732	11,855
One-to-four family residential	—	2	2	2	2	2
Real estate construction and land development:
One-to-four family residential	1,804	8,423	10,227	10,183	1,664	11,228
Five or more family residential and commercial properties	—	5,416	5,416	6,453	201	5,697

Total real estate construction and land development	1,804	13,839	15,643	16,636	1,865	16,925
Consumer	—	—	—	—	—	—

Gross originated loans	$6,696	$20,182	$26,878	$30,693	$4,599	$28,782

At December 31, 2009, the Company had $34.8 million of impaired originated loans with a specific valuation allowance totaling $7.4 million. The annual average balance of impaired originated loans for the years ended December 31, 2009 and 2008 were $25.9 million and $5.1 million, respectively. There was no interest recognized on impaired loans for the years ended December 31, 2009 and 2008.

The Company had governmental guarantees of $3.2 million and $2.3 million related to the impaired originated loan balances at December 31, 2010 and 2009, respectively.

The Company did not have any non-impaired purchased covered or non-covered loans that were considered impaired at December 31, 2010.

(f) Troubled Debt Restructured Loans

At December 31, 2010, the Company had $9.1 million in originated restructured loans, of which $394,000 were accruing and $8.7 were non-accruing and considered impaired. The majority of originated restructured loans were real estate construction one-to-four family residential loans in the amount of $7.8 million, followed by commercial and industrial loans of $0.9 million and non-owner occupied commercial properties of $0.4 million. At December 31, 2009, the Company had $17.4 million in originated restructured loans, of which $425,000 were accruing and $17.0 were nonaccruing. The balance of originated restructured loans included $12.8 million of real estate construction one-to-four family residential loans, $3.0 million of commercial and industrial loans, and $0.4 million of non-owner occupied commercial properties.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from its Cowlitz Acquisition and Pierce Commercial Acquisition which are accounted for under FASB ASC 310-30.

The following tables reflect the carrying value at December 31, 2010 and the estimated fair value of the purchased impaired loans at acquisition date:

	Cowlitz Bank
	December 31, 2010	July 30, 2010
	(In thousands)
Covered purchased loans:
Commercial business:
Commercial and industrial	$38,636	$52,148
Owner-occupied commercial real estate	24,575	25,065
Non-owner occupied commercial real estate	20,771	23,054

Total commercial business	83,982	100,267
One-to-four family residential	9,612	10,875
Real estate construction and land development:
One-to-four family residential	10,858	11,147
Five or more family residential and commercial properties	—	2,481

Total real estate construction and land development	10,858	13,628
Consumer	495	1,086

Gross impaired purchased covered loans	104,947	125,856
Non-covered purchased loans:
Consumer	676	791

Total impaired purchased loans	105,623	126,647
Less: discount	14,861	23,395

Net carrying value impaired purchased loans	$90,762	$103,252

	Pierce Commercial Bank
	December 31, 2010	November 5, 2010
	(In thousands)
Non-covered purchased loans:
Commercial business:
Commercial and industrial	$36,690	$42,992
Owner-occupied commercial real estate	7,315	7,365
Non-owner occupied commercial real estate	7,600	7,992

Total commercial business	51,605	58,349
One-to-four family residential	19,736	21,295
Real estate construction and land development:
One-to-four family residential	2,750	3,841
Five or more family residential and commercial properties	15,816	16,807

Total real estate construction and land development	18,566	20,648
Consumer	14,566	15,311

Gross impaired purchased non-covered loans	104,473	115,603
Less: discount	24,857	26,324

Net carrying value impaired purchased non-covered loans	$79,616	$89,279

On acquisition date, the amount by which the undiscounted cash flows of the purchased impaired loans exceed the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loan.

The following table summarizes the accretable yield on the Cowlitz Bank impaired purchased loans as of July 30, 2010 and the changes therein through December 31, 2010.

	Cowlitz Bank
	(In thousands)
Estimated fair value of loans acquired		$103,252
Less: Undiscounted cash flows expected to be collected:
Undiscounted contractual cash flows	$154,144
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(25,960)	128,184

Accretable yield at acquisition		24,932
Activity:
Accretion	2,746
Disposals and other	4,266	7,012

Accretable yield at December 31, 2010		$17,920

The following table summarizes the accretable yield on the Pierce Commercial Bank impaired purchased non-covered loans as of November 5, 2010 and the changes therein through December 31, 2010.

	Pierce Commercial Bank
	(In thousands)
Estimated fair value of loans acquired		$89,279
Less: Undiscounted cash flows expected to be collected:
Undiscounted contractual cash flows	$134,523
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(32,454)	102,069

Accretable yield at acquisition		12,790
Activity:
Accretion	871
Disposals and other	1,581	2,452

Accretable yield at December 31, 2010		$10,338

(h) Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. As of December 31, 2010 and 2009, the Company had loans to related parties of $11.3 million and $12.6 million, respectively.

Activity in related party loans for the years ending December 31, 2010 and 2009 was as follows (in thousands):

Balance outstanding at December 31, 2008	$14,925
Principal additions	6,821
Principal reductions	(9,131)

Balance outstanding at December 31, 2009	12,615
Principal additions	4,020
Principal reductions	(5,353)

Balance outstanding at December 31, 2010	$11,282

The Company did not have any borrowings from related parties at December 31, 2010 and 2009.

(i) Mortgage Banking Activities

Details of certain mortgage banking activities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Loans held for sale at lower of cost or market	$764	$825
Loans serviced for others	115	131
Total loans sold	16,125	16,460
Commitments to sell mortgage loans	861	217
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	120	185
Variable or adjustable rate	$—	$—

Servicing fee income from mortgage loans serviced for others amounted to $0, $1,000 and $1,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, the Company had commitments of $156.7 million in commercial business loans, $44,000 in one-to-four family residential loans, $15.1 million in real estate construction loans, and $40.6 million in consumer loans.

(4)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the allowance for loan losses for the years ended December 31 are as follows:

	2010	2009	2008
	(In thousands)
Balance at the beginning of year	$26,164	$15,423	$10,374
Loans charged off	(16,692)	(8,823)	(2,407)
Recoveries of loans charged off	600	174	36
Provision charged to operations	11,990	19,390	7,420

Balance at the end of year	$22,062	$26,164	$15,423

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$8,698	$1,341	$2,098	$550	$5,846	$7,046	$361	$224	$26,164
Charge-offs	(7,621)	—	(485)	(169)	(3,932)	(4,412)	(73)	—	(16,692)
Recoveries	243	—	—	15	285	—	57	—	600
Provisions	9,146	332	577	403	2,118	(1,502)	209	707	11,990

Ending balance	10,466	1,673	2,190	799	4,317	1,132	554	931	22,062
Period-end amount allocated to::
Originated loans individually evaluated for impairment	2,569	163	—	2	1,664	201	—	—	4,599
Originated loans collectively evaluated for impairment	7,897	1,510	2,190	797	2,653	931	554	931	17,463

Ending balance	$10,466	$1,673	$2,190	$799	$4,317	$1,132	$554	$931	$22,062

The purchased loans acquired in the Cowlitz Acquisition and the Pierce Commercial Acquisition are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earning for the full amount without regard to the FDIC loss sharing agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC Indemnification Asset. At December 31, 2010, the Company had no provision for loan losses or allowance for loan losses related to the purchased covered and non-covered loans. There were also no purchased loans classified as impaired, meaning no purchased loan was individually evaluated for impairment in the table below.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$8,153	$779	$2,301	$2	$10,227	$5,416	$—	$26,878
Originated loans collectively evaluated for impairment—originated	224,704	158,665	219,438	47,503	19,150	23,172	23,832	716,464
Non-impaired purchased covered loans collectively evaluated for impairment	11,305	22,856	331	1,472	54	—	2,567	38,585
Non-impaired purchased non-covered loans collectively evaluated for impairment	8,917	12,386	12,231	2,193	—	152	14,922	50,801
Impaired purchased covered loans collectively evaluated for impairment	35,743	22,364	17,244	8,550	5,821	—	408	90,130
Impaired purchased non-covered loans collectively evaluated for impairment	$31,877	$6,591	$6,683	$17,823	$1,166	$5,177	$10,931	$80,248

(5)	FDIC Indemnification Asset

Changes in the FDIC indemnification asset since the July 30, 2010 Cowlitz Acquisition are as follows:

(in thousands)
Estimated fair value at July 30, 2010 acquisition date	$16,084
Cash payments received from the FDIC	(63)
Net accretion	50

Balance at December 31, 2010	$16,071

(6)	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated are as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010
U.S. Treasury and U.S. Government agencies	$41,124	$367	$(62)	$41,429
Municipal securities	20,237	169	(193)	20,213
Corporate securities	10,097	182	(3)	10,276
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	1,034	(171)	53,257

Total	$123,852	$1,752	$(429)	$125,175

December 31, 2009
U.S. Treasury and U.S. Government agencies	$22,986	$52	$(80)	$22,958
Municipal securities	7,365	149	(54)	7,460
Corporate securities	10,060	127	(11)	10,176
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	49,645	695	(198)	50,142

Total	$90,056	$1,023	$(343)	$90,736

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2010
U.S. Treasury and U.S. Government agencies	$1,858	$93	$—	$1,951
Municipal securities	3,410	100	(19)	3,491
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,592	208	—	6,800
Private residential collateralized mortgage obligations	1,908	250	(110)	2,048

Total	$13,768	$651	$(129)	$14,290

December 31, 2009
U.S. Treasury and U.S. Government agencies	$1,443	$15	$(14)	$1,444
Municipal securities	1,618	93	—	1,711
Mortgage backed securities and collateralized mortgage obligations:
U.S. government agencies	8,236	172	(57)	8,351
Private residential collateralized mortgage obligations	2,339	70	(270)	2,139

Total	$13,636	$350	$(341)	$13,645

Available for sale and held to maturity investments with unrealized losses as of December 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$10,651	$62	$		$		$10,651	$62
Municipal securities	13,575	212		—		—	13,575	212
Corporate securities	2,067	3		—		—	2,067	3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,968	171		—		—	10,968	171
Private residential collateralized mortgage obligations	681	7		736		103	1,417	110

Total temporarily impaired securities	$37,942	$455		$736		$103	$38,678	$558

Available for sale and held to maturity investments with unrealized losses as of December 31, 2009 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$20,907	$80	$1,175	$14	$22,082	$94
Municipal securities	2,993	54	—	—	2,993	54
Corporate securities	1,982	11	—	—	1,982	11
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,247	254	270	1	17,517	255
Private residential collateralized mortgage obligations	55	12	2,084	258	2,139	270

Total temporarily impaired securities	$43,184	$411	$3,529	$273	$46,713	$684

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

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$13,760	$13,832
Due after one year through three years	41,095	41,576
Due after three years through five years	2,197	2,203
Due after five through ten years	19,359	19,438
Due after ten years	47,441	48,126

Totals	$123,852	$125,175

Securities Held to Maturity

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$95	$96
Due after one year through three years	627	658
Due after three years through five years	1,084	1,155
Due after five years through ten years	3,032	3,121
Due after ten years	8,930	9,260

Totals	$13,768	$14,290

During the year ended December 31, 2010 there were $1.1 million in sales of investment securities available for sale resulting in a loss of $44,000 and no sales of investment securities held to maturity. During the year ended December 31, 2009 there were $752,000 in sales of investment securities available for sale resulting in a gain of $2,000 and no sales of investment securities held to maturity.

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

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the year ended December 31, 2010, twelve private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $20,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $298,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 8.2%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2008	$668	$—	$668
Impact of change in accounting principle(1)	—	229	(229)
Additions:
Initial impairments	1,226	831	395
Subsequent impairments	105	—	105

December 31, 2009	$1,999	$1,060	$939
Additions:
Initial impairments	82	11	71
Subsequent impairments	236	9	227

December 31, 2010	$2,317	$1,080	$1,237

(1)	Represents a reclassification of other comprehensive income of other-than-temporary impairments on securities which were previously recorded in earnings at December 13, 2008 and March 31, 2009.

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of December 31, 2010 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain (Loss)	Year-to-date Impairment Charge	Life-to-date Impairment Charge(1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A
2007	$412	$156	$131	$(25)	$(19)	$59	$176	—%	—%	—%	—%	100%
2006	537	51	103	52	72	125	428	—	—	—	—	100
2005	125	77	69	(8)	(1)	—	19	—	—	—	—	100
2004 and earlier	8	8	7	(1)	—	—	—	—	40	60	—	—

Total Alt-A	1,082	292	310	18	(52)	184	623	—	1	2	—	97
Prime
2008	49	47	45	(2)	8	—	—	—	—	—	—	100
2007	391	144	180	36	58	—	137	—	—	—	—	100
2006	869	627	713	86	70	35	153	—	—	—	—	100
2005	778	351	369	18	55	36	269	—	—	—	17	83
2004 and earlier	646	447	431	(16)	96	43	55	31	15	12	36	6

Total Prime	2,733	1,616	1,738	122	287	114	614	6	6	3	14	71

Totals	$3,815	$1,908	$2,048	$140	$339	$298	$1,237	6%	5%	3%	11%	75%

(1)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

At December 31, 2010 and 2009, investment securities available for sale with fair values of $122.6 million and $21.2 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. At December 31, 2010 and 2009, investment securities held to maturity with amortized cost values of $9.6 million and $3.7 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no securities classified as trading at December 31, 2010 or 2009.

(7)	Premises and Equipment

A summary of premises and equipment at December 31, 2010 and 2009 follows:

	2010	2009
	(In thousands)
Land	$6,707	$6,175
Buildings and building improvements	24,129	20,163
Furniture, fixtures and equipment	14,455	12,439

	45,291	38,777
Less accumulated depreciation	23,541	22,383

	$21,750	$16,394

Total depreciation expense on premises and equipment was $1.4 million, $1.1 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Banks lease premises and equipment under operating leases. Rental expense of leased premises and equipment was $1.2 million, $640,000, and $661,000 for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in occupancy and equipment expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2011	$1,238
2012	1,121
2013	928
2014	878
2015	904
Thereafter	2,653

$7,722

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(8)	Deposits

Deposits consisted of the following at December 31:

	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non interest demand deposits	$194,583	17.1%	$133,169	15.8%
NOW accounts	287,247	25.3	211,509	25.2
Money market accounts	150,953	13.3	113,332	13.5
Savings accounts	100,552	8.8	78,205	9.3

Total non-maturity deposits	733,335	64.5	536,215	63.8
Certificate of deposit accounts	402,941	35.5	303,913	36.2

Total deposits	$1,136,276	100.0%	$840,128	100.0%

Accrued interest payable on deposits was $322,000, $266,000 and $748,000 at December 31, 2010, 2009 and 2008, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
NOW accounts	$1,418	$1,470	$1,679
Money market accounts	781	1,433	3,089
Savings accounts	502	707	1,130
Certificate of deposit accounts	5,677	7,988	12,423

	$8,378	$11,598	$18,321

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows (in thousands):

2011	$298,606
2012	73,905
2013	10,811
2014	6,812
2015	12,807

$402,941

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $228.0 million and $153.4 million at December 31, 2010 and 2009, respectively.

(9)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (“FHLB”) functions as a bank association providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2010, the Banks maintained uncommitted credit facilities with the FHLB of Seattle for $173.1 million. There were no FHLB borrowings outstanding as of December 31, 2010.

The Banks are required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2010, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.4 million. The Banks maintained $5.6 million in FHLB stock at December 31, 2010. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during 2010, 2009 or 2008, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

A summary of FHLB advances at and for the years ended December 31, is summarized as follows:

	2010	2009
	(Dollars in thousands)
Balance at period end, due less than 12 months	$—	$—
Average balance	1,330	—
Maximum amount outstanding at any month end	17,486	—
Average interest rate:
During the period	1.67%	—
At period end	—	—

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2010, the Company was not required to maintain collateral in order to meet the collateral requirements of the FHLB.

(10)	Federal Funds Purchased

The Banks maintain advance lines to purchase federal funds totaling $22.8 million. The lines generally mature annually or are reviewed annually. As of December 31, 2010, there were no federal funds purchased.

(11)	Borrowings

The Company utilizes repurchase agreements as a supplement to funding sources. Repurchase agreements are secured by available for sale investment securities. At December 31, 2010 and 2009 the Company had securities sold under agreement to repurchase of $19.0 million and $10.4 million, respectively.

The Company also maintains an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $66.9 million, of which there were no borrowings outstanding as of December 31, 2010 and 2009.

(12)	Federal Income Taxes

Federal income tax expense (benefit) consisted of the following for the years ended December 31:

	2010	2009	2008
	(In thousands)
Current	$1,886	$3,790	$5,516
Deferred	4,549	(4,293)	(2,540)

	$6,435	$(503)	$2,976

Federal income tax expense differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2010	2009	2008
	(In thousands)
Income tax expense at Federal statutory rate	$6,926	$27	$3,264
Tax exempt interest	(378)	(311)	(294)
Other, net	(113)	(219)	6

	$6,435	$(503)	$2,976

The following table presents major components of the deferred Federal income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,569	$9,229
Accrued compensation	568	420
Capital loss carryforward	340	359
Other than temporarily impaired securities	513	409
Unrealized loss on available for sale securities	—	125
Goodwill	2,593	—
Other	699	183

Total deferred tax assets	12,282	10,725
Deferred tax liabilities:
Deferred loan fees	(658)	(708)
Premises and equipment	(344)	(87)
FHLB stock	(1,174)	(797)
Unrealized gain on available for sale securities	(204)	—
Indemnification Asset	(5,647)	—

Total deferred tax liabilities	(8,027)	(1,592)

Deferred Federal income tax asset, net	$4,255	$9,133

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2010, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

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

(13) Stockholders’ Equity

(a) Preferred Stock and Warrants

On November 21, 2008, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock. On December 22, 2010, the Company redeemed the 24,000 preferred shares. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends.

Under the terms of the warrants, because the Company’s September 2009 offering of common stock, described below, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the warrant was reduced by 50% to 138,037 shares. This warrant is still held by the Treasury and remains outstanding at this time

The warrant has a ten-year term with an exercise price of $13.04 per share, an allocated value of $646,000 and a fair value of $588,000. The allocated value is the percent of the fair value of the warrant in relation to the total purchase price of the preferred shares and warrant. The fair value of the warrant was estimated on the date of issue using the Black-Scholes model based on the assumptions noted in the following table. The expected term of the warrant is ten years and represents the period of time that warrant is expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility of Company shares. The expected dividend yield is based on dividends expected to be paid during the expected term of the warrant.

Period ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2008	3.20%	10.00	27%	4.29%	$2.13

(b) Common Stock

On December 15, 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $54.1 million.

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

(c) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)
Net income (loss):
Net income	$13,354	$581	$6,351
Dividends accrued and discount accreted on preferred shares	(1,686)	(1,320)	(143)

Net income (loss) available to common shareholders	$11,668	$(739)	$6,208
Dividends and undistributed earnings allocated to participating securities(1)	—	(7)	(50)

Earnings (loss) allocated to common shareholders	$11,668	$(746)	$6,158
Basic:
Weighted average common shares outstanding	11,217,479	7,908,412	6,684,709
Less: restricted stock awards	(96,133)	(76,798)	(86,062)

Total basic weighted average common shares outstanding	11,121,346	7,831,614	6,598,647
Diluted:
Basic weighted average common shares outstanding	11,121,346	7,831,614	6,598,647
Incremental shares from stock options, restricted stock awards and common stock warrant	52,312	—	48,773

Weighted average shares common outstanding	11,173,658	7,831,614	6,647,420

(1)

Effective January 1, 2009, the Company adopted FASB ASC 03-6-1, which clarifies that unvested stock-based compensation awards containing nonforfeitable rights to dividend equivalents are considered participating securities and therefore are included in the two-class method calculation of earnings per share. The Company grants restricted stock to certain employees under its stock-based compensation programs. Recipients receive cash dividends during the vesting periods of these awards. Since these dividends are nonforfeitable, the unvested awards are considered participating securities and will have earnings allocated to them. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the FASB ASC.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended December 31, 2010 and 2008, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 567,119 and 458,488, respectively, as the exercise price was in excess of the market value. For the year ended December 31, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share.

(d) Stock Repurchase Program

The Company does not currently have a stock repurchase plan in place and no stock was repurchased during the year ended December 31, 2010.

(e) Restrictions on Dividends

Dividends from the Company depend, in part, upon receipt of dividends from its subsidiary banks because the Company currently has no source of income other than dividends from Heritage Bank and Central Valley Bank.

The FDIC and the Washington State Department of Financial Institutions (“DFI”) have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earrings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

(14)	Stock Option and Award Plans

Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards.

The following table summarizes stock option activity for the years ended December 31, 2010, 2009 and 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	518,658	$20.15

Granted	17,550	19.99
Exercised	(23,459)	10.72
Forfeited or expired	(1,120)	20.21

Outstanding at December 31, 2008	511,629	$20.58

Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(69,433)	17.39

Outstanding at December 31, 2009	538,842	$19.34

Granted	105,082	14.79
Exercised	(17,268)	11.67
Forfeited or expired	(76,132)	19.41

Outstanding at December 31, 2010	550,524	$18.70	3.59	$256

Exercisable at December 31, 2010	373,562	$21.08	1.74	$86

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $43,000, $4,000 and $172,000, respectively. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $24,000, $23,000 and $121,000 respectively.

The following table summarizes restricted stock award activity for the years ended December 31, 2010, 2009 and 2008.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2007	65,945	$22.62

Granted	24,495	19.85
Vested	(1,245)	27.71
Forfeited	(635)	22.76

Outstanding at December 31, 2008	88,560	$21.87

Granted	5,000	13.55
Vested	(26,250)	20.11
Forfeited	(1,605)	23.75

Outstanding at December 31, 2009	65,705	$21.90

Granted	57,049	14.21
Vested	(3,800)	20.24
Forfeited	(575)	14.62

Outstanding at December 31, 2010	118,379	$18.29

(15)	Regulatory Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Reserve requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2010 and December 31, 2009, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$40,315	3%	$67,192	5%	$186,925	13.9%
Tier 1 capital to risk-weighted assets	37,020	4	55,530	6	186,925	20.2
Total capital to risk-weighted assets	74,040	8	92,550	10	198,635	21.5
Heritage Bank
Tier 1 leverage capital to average assets	35,487	3	59,146	5	146,643	12.4
Tier 1 capital to risk-weighted assets	32,901	4	49,351	6	146,643	17.8
Total capital to risk-weighted assets	65,802	8	82,252	10	157,040	19.1
Central Valley Bank
Tier 1 leverage capital to average assets	4,841	3	8,068	5	15,925	9.9
Tier 1 capital to risk-weighted assets	4,100	4	6,150	6	15,925	15.5
Total capital to risk-weighted assets	8,200	8	10,249	10	17,220	16.8
As of December 31, 2009:
The Company consolidated
Tier 1 leverage capital to average assets	$30,276	3%	$50,460	5%	$145,354	14.6%
Tier 1 capital to risk-weighted assets	29,956	4	44,933	6	145,354	19.4
Total capital to risk-weighted assets	59,911	8	74,889	10	154,923	20.7
Heritage Bank
Tier 1 leverage capital to average assets	25,709	3	42,848	5	100,751	11.8
Tier 1 capital to risk-weighted assets	25,851	4	38,776	6	100,751	15.6
Total capital to risk-weighted assets	51,701	8	64,627	10	109,024	16.9
Central Valley Bank
Tier 1 leverage capital to average assets	4,545	3	7,575	5	13,762	9.1
Tier 1 capital to risk-weighted assets	4,075	4	6,113	6	13,762	13.5
Total capital to risk-weighted assets	8,151	8	10,188	10	15,048	14.8

(16)	Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). Effective July 1, 2008, the Company restated the plan to incorporate previously approved plan amendments, restate the Plan to formally comply with EGTRRA and to incorporate certain provisions of the Pension Protection Act of 2006. At this time certain plan eligibility, administration and contribution provisions were changed. In 2010, the Company amended the plan to comply with certain provisions of the Heroes Earnings Assistance and Relief Act of 2008 (“HEART”) and to address required provisions under IRS regulations regarding forfeitures in the ESOP. In 2010, the Company also amended the plan to provide certain service credit for vesting and contribution purposes to employees of Cowlitz and Pierce Commercial Bank at the time of the acquisition of the Bank assets from the FDIC.

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

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2010, 2009 and 2008 were $352,000, $237,000 and $309,000, respectively.

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

In January 1998, the ESOP borrowed $1.3 million from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $135,000, $113,000 and $145,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

For the year ended December 31, 2010, the Company has allocated or committed to be released to the ESOP 9,257 earned shares and has 19,287 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $268,000 at December 31, 2010.

Employment Agreements

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

(a) Cash on Hand and in Banks, Interest Earning Deposits and Federal Funds Sold

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

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered at December 31, 2010 and December 31, 2009 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

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

This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by FASB ASC 820-10 and generally produces a higher fair value.

	December 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$37,179	$37,179	$20,106	$20,106
Interest earning deposits	129,822	129,822	87,125	87,125
Federal funds sold	1,990	1,990	—	—
Investment securities available for sale	125,175	125,175	90,736	90,736
Investment securities held to maturity	13,768	14,290	13,636	13,645
Federal Home Loan Bank stock	5,594	5,594	3,566	3,566
Loans receivable and loans held for sale, net of allowance	980,485	989,968	746,908	761,756
Financial Liabilities
Deposits:
Savings, money market and demand	733,335	733,335	536,215	536,215
Time certificates	402,941	404,676	303,913	304,542

Total deposits	$1,136,276	$1,138,011	$840,128	$840,757

Securities sold under agreement to repurchase	$19,027	$19,027	$10,440	$10,440

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$41,429	$—	$41,429	$—
Municipal securities	20,213	—	20,213	—
Corporate securities	10,276	—	10,276	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	53,257	—	53,257	—

Total	$125,175	$—	$125,175	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at December 31, 2010				Twelve Months Ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$13,486	$—	$—	$13,486	$6,118
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations:
Private residential collateralized mortgage obligations	96	—	—	96	298
Other real estate owned(3)	3,030	—	—	3,030	264

Total	$16,612	$—	$—	$16,612	$6,680

(1)

At December 31, 2010, a specific reserve of $4.6 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

(2)

Investment securities held to maturity with a carrying amount of $394,000 were written down to their fair value of $76,000 resulting in an impairment charge of $298,000 to noninterest expense for the twelve months ended December 31, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

(3)

Loans with a carrying amount of $4.4 million were written down to their fair value of $3.0 million when they were transferred to other real estate owned during the twelve months ended December 31, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the twelve months ended December 31, 2010, are included total losses for loans receivable for the twelve months ended December 31, 2010 shown above.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$22,958	$—	$22,958	$—
Municipal securities	7,460	—	7,460	—
Corporate securities	10,176	—	10,176	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	50,142	—	50,142	—

Total	$90,736	$—	$90,736	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009, and the total losses resulting from these fair value adjustments for the year ended December 31, 2009.

	Fair Value at December 31, 2009				Twelve Months Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$12,758	$—	$—	$12,758	$15,904
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations:
Private residential collateralized mortgage obligations	1,078	—	—	1,078	500
Other real estate owned(3)	704	—	—	704	126

Total	$14,540	$—	$—	$14,540	$16,530

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

(2)

Investment securities held to maturity with a carrying amount of $2.4 million were written down to their fair value of $1.1 million resulting in an impairment charge of $500,000 to noninterest expense for the year ended December 31, 2009.

(3)

Other real estate owned with a carrying amount of $830,000 were written down to their fair value of $704,000, resulting in impairment charge $126,000 to noninterest expense. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. The fair value of the collateral is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The other real estate owned losses shown above are write-downs based on either an accepted purchase offer by an independent third party received after foreclosure or lowered listing prices based on management’s expectation of local market conditions.

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2010	2009
	(In thousands)
ASSETS
Cash and interest earning deposits	$23,939	$29,893
Loans receivable—ESOP	297	423
Investment in subsidiary banks	177,924	127,662
Other assets	483	746

	$202,643	$158,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	364	226
Total stockholders’ equity	202,279	158,498

	$202,643	$158,724

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income:
Interest earning deposits	$210	$163	$33
ESOP loan	31	42	51
Other income:
Dividends from subsidiaries	—	750	6,350
Equity in undistributed income of subsidiaries	14,661	773	1,087

Total income	14,902	1,728	7,521
Interest expense	—	—	96
Other expenses	2,134	1,608	1,581

Total expense	2,134	1,608	1,677

Income before Federal income taxes	12,768	120	5,844
Benefit for Federal income taxes	(586)	(461)	(507)

Net income	$13,354	$581	$6,351

Dividend accrued and discount accreted on preferred shares	1,686	1,320	143

Net income (loss) applicable to common shareholders	$11,668	$(739)	$6,208

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$13,354	$581	$6,351
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(14,661)	(1,674)	(7,437)
Dividends from subsidiaries	—	750	6,350
Recognition of compensation related to ESOP shares and share based payment	508	406	507
Stock option compensation expense	204	143	178
Net change in other assets and liabilities	400	13	(1,564)

Net cash (used) in provided by operating activities	(195)	219	4,385
Cash flows from investing activities:
ESOP loan principal repayments	126	114	106
Investment in subsidiaries	(35,000)	(34,000)	(5,000)

Net used in provided by investing activities	(34,874)	(33,886)	(4,894)
Cash flows from financing activities:
Net decrease in short-term borrowed funds	—	—	(1,951)
Proceeds from issuance of preferred stock and warrant	—	—	24,000
Repurchase of preferred stock	(24,000)	—	—
Proceeds from common stock issuance, net of estimated expenses	54,086	46,572	—
Preferred cash dividends paid	(1,173)	(1,184)	—
Common cash dividends paid	—	(670)	(3,748)
Exercise of stock options	202	39	251

Net cash provided by in financing activities	29,115	44,757	18,552

Net (decrease) increase in cash and cash equivalents	(5,954)	11,090	18,043
Cash and cash equivalents at beginning of year	29,893	18,803	760

Cash and cash equivalents at end of year	$23,939	$29,893	$18,803

(20) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Interest income	$12,848	$12,716	$14,940	$19,016
Interest expense	2,183	1,950	2,261	2,116

Net interest income	10,665	10,766	12,679	16,900
Provision for loan losses	3,750	3,150	2,195	2,895

Net interest income after provision for loan losses	6,915	7,616	10,484	14,005
Noninterest income	2,156	2,136	2,913	14,293
Noninterest expense	8,075	8,474	10,331	13,849

(Loss) income before provision for income taxes	996	1,278	3,066	14,449
Federal income tax expense	300	423	1,024	4,689

Net (loss) income	$696	$855	$2,042	$9,760

Net (loss) income available to common shareholders	$365	$523	$1,710	$9,069

Basic (loss) earnings per common share	$0.03	$0.05	$0.16	$0.77
Diluted (loss) earnings per common share	0.03	0.05	0.15	0.77
Cash dividends declared on common stock	—	—	—	—

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Interest income	$13,441	$13,309	$13,304	$13,287
Interest expense	3,363	2,974	2,775	2,533

Net interest income	10,078	10,335	10,529	10,754
Provision for loan losses	5,250	4,540	4,650	4,950

Net interest income after provision for loan losses	4,828	5,795	5,879	5,804
Noninterest income	2,037	2,272	2,105	2,253
Noninterest expense	7,880	8,026	7,612	7,377

Income before provision for income taxes	(1,015)	41	372	680
Federal income tax expense	(421)	(50)	60	(92)

Net income (loss)	$(594)	$91	$312	$772

Net income (loss) available to common shareholders	$(923)	$(239)	$(18)	$441

Basic earnings (loss) per common share	$(0.14)	$(0.04)	$(0.00)	$0.04
Diluted earnings (loss) per common share	(0.14)	(0.04)	(0.00)	0.04
Cash dividends declared on common stock	0.10	—	—	—

(21) Subsequent Events

Management has reviewed events occurring through the date the financial statements were issued.

INDEX TO EXHIBITS

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.1	Form of Certificate for Preferred Stock(3)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective October 1, 2006 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.16	Severance Agreement between Heritage Bank and Gregory D. Patjens, effective April 1, 2007(8)

10.17	Severance Agreement between Heritage Bank and Donald J. Hinson, effective August 1, 2007(9)

10.18	Letter Agreement between Heritage Financial Corporation and the United States Department of the Treasury dated November 21, 2008 in connection with the Company’s participation in the Troubled Asset Relief Program Capital Purchase Program, and related documents(3)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.20	Annual Incentive Compensation Plan(14)

10.21	Compensation Modification Agreements between Heritage Financial Corporation and Brian L. Vance, Donald V. Rhodes, Donald J. Hinson, D. Michael Broadhead, Gregory Patjens and Dave Spurling dated September 29, 2009(11)

10.22	2010 Omnibus Equity Plan(13)

14.0	Code of Ethics and Conduct Policy(12)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

(1)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated November 2, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K dated October 2, 2009.
(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(13)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(14)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Subsequent Year Certification of the Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008

99.2	Subsequent Year Certification of the Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008