Form 10-Q
period 2011-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2011-05-09
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 4, 2011 there were 15,648,809 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

		Page
PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011 and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II.	Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	[Removed and reserved]	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

	Signatures	45

	Certifications

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules including changes from the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations that have been or will be promulgated thereunder; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired including the Cowlitz Bank and Pierce Commercial Bank transactions or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; risks relating to acquiring assets or entering markets in which we have not previously operated and may not be familiar; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2011 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash on hand and in banks	$26,156	$37,179
Interest earning deposits	114,764	129,822
Federal funds sold	—	1,990
Investment securities available for sale	134,023	125,175
Investment securities held to maturity (market value of $14,085 and $14,290)	13,494	13,768
Loans held for sale	478	764
Originated loans receivable	753,190	742,019
Less: Allowance for loan losses	(21,382)	(22,062)

Originated loans receivable, net	731,808	719,957
Purchased covered loans receivable, net of allowance for loan losses of ($1,512 and $0)	123,452	128,715
Purchased non-covered loans receivable, net of allowance for loan losses of ($266 and $0)	109,860	131,049

Total loans receivable, net	965,120	979,721
FDIC indemnification asset	16,869	16,071
Other real estate owned	3,518	3,030
Premises and equipment, at cost, net	22,413	21,750
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	5,011	4,626
Prepaid expenses and other assets	8,467	8,974
Deferred income taxes, net	4,246	4,255
Intangible assets, net	1,840	1,953
Goodwill	13,012	13,012

Total assets	$1,335,005	$1,367,684

Liabilities and Stockholders’ Equity
Deposits	$1,099,720	$1,136,276
Securities sold under agreement to repurchase	24,811	19,027
Accrued expenses and other liabilities	7,141	10,102

Total liabilities	1,131,672	1,165,405
Stockholders’ equity:
Common stock, no par, 50,000,000 shares authorized; 15,648,809 and 15,568,471 shares outstanding at March 31, 2011 and December 31, 2010, respectively	128,688	128,436
Unearned compensation – ESOP and other	(160)	(182)
Retained earnings	74,412	73,648
Accumulated other comprehensive income , net	393	377

Total stockholders’ equity	203,333	202,279

Total liabilities and stockholders’ equity	$1,335,005	$1,367,684

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$16,572	$11,970
Taxable interest on investment securities	663	745
Nontaxable interest on investment securities	179	73
Interest on federal funds sold and interest bearing deposits	79	60

Total interest income	17,493	12,848
INTEREST EXPENSE:
Deposits	1,875	2,163
Other borrowings	22	20

Total interest expense	1,897	2,183

Net interest income	15,596	10,665
Provision for loan losses	2,595	3,750
Provision for loan losses on purchased loans	1,778	—

Net interest income after provision for loan losses	11,223	6,915
NON-INTEREST INCOME:
Gains on sales of loans, net	151	66
Service charges on deposits	1,238	1,025
Merchant Visa income	699	715
FDIC loss sharing income, net	800	—
Other income	590	350

Total non-interest income	3,478	2,156
NON-INTEREST EXPENSE:
Impairment loss on investment securities	46	195
Less: Portion recorded as other comprehensive income	(20)	(5)

Impairment loss on investment securities, net	26	190
Salaries and employee benefits	6,637	4,015
Occupancy and equipment	1,846	1,027
Data processing	823	420
Marketing	315	211
Merchant Visa	569	597
Professional services	633	286
State and local taxes	356	217
Federal deposit insurance premium	456	354
Other real estate owned	517	26
Other expense	1,474	732

Total non-interest expense	13,652	8,075

Income before income taxes	1,049	996
Income tax expense	285	300

Net income	$764	$696

Dividends accrued and discount accreted on preferred shares	—	331
Net income applicable to common shareholders	$764	$365

Earnings per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Dividends declared per common share:	$—	$—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED

MARCH 31, 2011 AND 2010

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2010	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted stock awards issued	79	—	—	—	—	—
Stock option compensation expense	—	52	—	—	—	52
Exercise of stock options (including tax benefits from nonqualified stock options)	—	1	—	—	—	1
Share based payment and earned ESOP	2	199	22	—	—	221
Net income	—	—	—	764	—	764
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	(7)	(7)
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	(13)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	36	36

Balance at March 31, 2011	15,649	$128,688	$(160)	$74,412	$393	$203,333

	Three Months Ended March 31,
Comprehensive Income	2011	2010
Net income	$764	$696
Change in fair value of securities available for sale, net of tax of $(4) and $161	(7)	299
Other-than-temporary impairment on securities held-to-maturity, net of tax of $(7) and $(2)	(13)	(3)
Accretion of other-than-temporary impairment in securities held-to-maturity, net of tax of $20 and $54	36	101

Comprehensive income	$780	$1,093

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$764	$696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	404
Deferred loan fees, net of amortization	18	(46)
Provision for loan losses	4,373	3,750
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(3,636)	(102)
Recognition of compensation related to ESOP shares and share based payment	221	101
Stock option compensation expense	52	41
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(1)	4
Amortization of intangible assets	113	20
Deferred income tax	—	15
Impairment loss on investment securities	26	190
Origination of loans held for sale	(3,230)	(3,373)
Gain on sale of loans	(151)	(66)
Proceeds from sale of loans	3,667	3,630
Valuation adjustment on other real estate owned	361	—
Loss (gain) on sale of other real estate owned	13	(93)

Net cash provided by operating activities	2,912	5,171

Cash flows from investing activities:
Loans originated, net of principal payments	8,873	8,230
Maturities of investment securities available for sale	5,562	3,719
Maturities of investment securities held to maturity	570	616
Purchase of investment securities available for sale	(14,361)	(7,976)
Purchase of investment securities held to maturity	(271)	(492)
Purchase of premises and equipment	(1,060)	(453)
Proceeds from sales of other real estate owned	475	797

Net cash (used in) provided by investing activities	(212)	4,441

Cash flows from financing activities:
Net decrease in deposits	(36,556)	(4,232)
Preferred stock cash dividends paid	—	(300)
Net increase (decrease) in securities sold under agreement to repurchase	5,784	(186)
Proceeds from exercise of stock options	—	201
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	1	(4)

Net cash used in financing activities	(30,771)	(4,521)

Net (decrease) increase in cash and cash equivalents	(28,071)	5,091

Cash and cash equivalents at beginning of period	168,991	107,231

Cash and cash equivalents at end of period	$140,920	$112,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,957	$2,193
Cash paid for income taxes	1,143	150
Loans transferred to other real estate owned	$1,337	$1,590

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011 and 2010

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). is the Banks are Washington-chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-five branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which became branches of Heritage Bank. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which became a branch of Heritage Bank. The Cowlitz Acquisition and the Pierce Commercial Acquisition are collectively referred to as the “Cowlitz and Pierce Acquisitions”.

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“2010 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2010 Annual Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our Form 10-K disclosure for the year ended December 31, 2010.

(d) Recently Issued Accounting Pronouncements

FASB ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring provides additional guidance to clarify when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of U.S. GAAP for debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. This amendment is effective is July 1,

2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, the Company may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy are required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 11 “Fair Value of Measurements”.

NOTE 2. Loans Receivable

(a) Loan Origination/Risk Management

The Company originates loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family residential, and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts external loan reviews and validates the credit risk assessment on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

One-to-Four Family Residential

The majority of the Company’s one-to four-family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost, of the underlying collateral. Terms typically range from 15 to 30 years. The Company generally sells most single-family loans in the secondary market. Management determines to what extent the Company will retain or sell these loans and other fixed rate mortgages in order to control the Bank’s interest rate sensitivity position, growth and liquidity.

Real Estate Construction and Land Development

The Company originates construction loans for one-to-four family residential and for five or more residential properties and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with a variable rate of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Originated loans receivable at March 31, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$255,055	$232,857
Owner-occupied commercial real estate	158,206	159,444
Non-owner occupied commercial real estate	213,938	221,739

Total commercial business	627,199	614,040
One-to-four family residential	44,686	47,505
Real estate construction and land development:
One-to-four family residential	26,927	29,377
Five or more family residential and commercial properties	32,980	28,588

Total real estate construction and land development	59,907	57,965
Consumer	22,739	23,832

Gross originated loans receivable	754,531	743,342
Deferred loan fees	(1,341)	(1,323)

Total originated loans receivable	$753,190	$742,019

Loans acquired in a business acquisition are designated as “purchased” loans. Purchased loans subject to loss-sharing agreements with the FDIC are identified as “covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS91 Nonrefundable fees and Other Costs. These loans are identified as “other” loans. Funds advanced on the covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. The subsequent advances for loans accounted for under FASB ASC 310-30 are reported with the balances of the purchased impaired covered loans despite the fact that the subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased impaired covered loans was $7.2 million and $6.0 million as of March 31, 2011 and December 31, 2010, respectively.

The recorded investment of purchased covered loans receivable at March 31, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$45,396	$47,048
Owner-occupied commercial real estate	43,827	45,220
Non-owner occupied commercial real estate	17,027	17,575

Total commercial business	106,250	109,843
One-to-four family residential	9,604	10,022
Real estate construction and land development:
One-to-four family residential	5,734	5,875
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	5,734	5,875
Consumer	3,376	2,975

Total purchased loans receivable	124,964	128,715
Allowance for loan losses	(1,512)	—

Purchased loans receivable, net	$123,452	$128,715

The March 31, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased covered loans accounted for under FASB ASC 310-30 was $86.8 million and $90.1 million, respectively. The gross recorded investment balance of other purchased covered loans was $38.2 million and $38.6 million at March 31, 2011 and December 31, 2010, respectively.

The recorded investment of purchased non-covered loans receivable at March 31, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	March 31, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$56,739	$69,049
Owner-occupied commercial real estate	17,948	18,840
Non-owner occupied commercial real estate	15,343	18,970

Total commercial business	90,030	106,859
One-to-four family residential	10,641	12,209
Real estate construction and land development:
One-to-four family residential	3,833	3,816
Five or more family residential and commercial properties	1,241	1,244

Total real estate construction and land development	5,074	5,060
Consumer	4,381	6,921

Total purchased loans receivable	110,126	131,049
Allowance for loan losses	(266)	—

Purchased loans receivable, net	$109,860	$131,049

During the quarter ended March 31, 2011, the purchased non-covered loans were added to the Heritage Bank’s loan servicing system. At that time, it was determined that certain loans should be reclassified to better represent the class of loan based on the Bank’s methodology. Therefore, the December 31, 2010 loan balances have been re-classified since being reported in the Annual Report on Form 10-K.

The March 31, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $69.7 million and $80.2 million, respectively. The recorded investment balance of other purchased non-covered loans was $40.4 million and $50.8 million at March 31, 2011 and December 31, 2010, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of March 31, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

(c) Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W”. A description of the general characteristics of the nine risk grades is as follows:

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

Loan grades for all commercial loans are established at the origination of the loan. Non-commercial loans are not graded as a 0 to 9 at origination date as these loans are determined to be “pass graded” loans. These non-commercial loans may subsequently require a 0-9 risk grade if the credit department has evaluated the credit and determined it necessary to classify the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes public. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade are believed to have some inherent losses in the portfolios, but at a lesser extent than the other loan grades. These pass graded loans might have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration. Loans with a substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off.

The following tables present the balance of the originated loans receivable by credit quality indicator as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$222,154	$3,471	$28,640	$790	$255,055
Owner-occupied commercial real estate	152,815	1,921	3,470	—	158,206
Non-owner occupied commercial real estate	202,995	6,164	4,779	—	213,938

Total commercial business	577,964	11,556	36,889	790	627,199
One-to-four family residential	44,230	—	456	—	44,686
Real estate construction and land development:
One-to-four family residential	11,040	2,009	13,878	—	26,927
Five or more family residential and commercial properties	19,270	—	13,710	—	32,980

Total real estate construction and land development	30,310	2,009	27,588	—	59,907
Consumer	22,593	—	146	—	22,739

Gross originated loans	$675,097	$13,565	$65,079	$790	$754,531

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$199,566	$2,615	$29,871	$805	$232,857
Owner-occupied commercial real estate	154,910	913	3,621	—	159,444
Non-owner occupied commercial real estate	206,178	12,991	2,570	—	221,739

Total commercial business	560,654	16,519	36,062	805	614,040
One-to-four family residential	46,653	—	850	2	47,505
Real estate construction and land development:
One-to-four family residential	10,287	2,317	16,773	—	29,377
Five or more family residential and commercial properties	19,078	793	8,717	—	28,588

Total real estate construction and land development	29,365	3,110	25,490	—	57,965
Consumer	23,704	—	128	—	23,832

Gross originated loans	$660,376	$19,629	$62,530	$807	$743,342

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of March 31, 2011 and December 31, 2010 were $50.1 million and $56.1 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $4.2 million and $5.9 million as of March 31, 2011 and December 31, 2010, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the other purchased loans receivable by credit quality indicator as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$28,869	$23	$359	$—	$29,251
Owner-occupied commercial real estate	33,854	—	595	—	34,449
Non-owner occupied commercial real estate	7,368	508	555	—	8,431

Total commercial business	70,091	531	1,509	—	72,131
One-to-four family residential	2,341	—	—	—	2,341
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	54	—	—	—	54
Consumer	4,043	—	—	—	4,043

Gross other purchased covered loans	$76,529	$531	$1,509	$—	$78,569

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$20,065	$117	$40	$—	$20,222
Owner-occupied commercial real estate	34,844	—	398	—	35,242
Non-owner occupied commercial real estate	11,987	575	—	—	12,562

Total commercial business	66,896	692	438	—	68,026
One-to-four family residential	3,665	—	—	—	3,665
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	152	—	—	—	152

Total real estate construction and land development	206	—	—	—	206
Consumer	17,345	144	—	—	17,489

Gross other purchased covered loans	$88,112	$836	$438	$—	$89,386

Originated nonaccrual loans, segregated by class of loans, were as follows as of March 31, 2011 and December 31, 2010:

	March 31, 2011(1)	December 31, 2010(1)
	(In thousands)
Commercial business:
Commercial and industrial	$10,681	$9,934
Owner-occupied commercial real estate	723	129
Non-owner occupied commercial real estate	778	778

Total commercial business	12,182	10,841
Real estate construction and land development:
One-to-four family residential	6,900	10,226
Five or more family residential and commercial properties	4,877	5,416

Total real estate construction and land development	11,777	15,642
Consumer	—	—

Gross originated loans	$23,959	$26,483

(1)	$3.7 million and $3.2 million of nonaccrual originated loans were guaranteed by governmental agencies at March 31, 2011 and December 31, 2010, respectively.

There were no nonaccrual loans recorded in the other purchased covered and non-covered loans as of March 31, 2011 and December 31, 2010, respectively.

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 are as follows.

	March 31, 2011
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$2,996	$5,684	$8,680	$246,375	$255,055	$15
Owner-occupied commercial real estate	1,824	851	2,675	155,531	158,206	128
Non-owner occupied commercial real estate	—	778	778	213,160	213,938	—

Total commercial business	4,820	7,313	12,133	615,066	627,199	143
One-to-four family residential	844	47	891	43,795	44,686	47
Real estate construction and land development:
One-to-four family residential	—	6,901	6,901	20,026	26,927	—
Five or more family residential and commercial properties	793	4,876	5,669	27,311	32,980	—

Total real estate construction and land development	793	11,777	12,570	47,337	59,907	—
Consumer	235	—	235	22,504	22,739	—

Gross originated loans	$6,692	$19,137	$25,829	$728,702	$754,531	$190

	December 31, 2010
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$2,585	$3,561	$6,146	$226,711	$232,857	$199
Owner-occupied commercial real estate	187	1,372	1,559	157,885	159,444	594
Non-owner occupied commercial real estate	3,396	1,201	4,597	217,142	221,739	—

Total commercial business	6,168	6,134	12,302	601,738	614,040	793
One-to-four family residential	624	49	673	46,832	47,505	47
Real estate construction and land development:
One-to-four family residential	—	2,844	2,844	26,533	29,377	—
Five or more family residential and commercial properties	941	5,416	6,357	22,231	28,588	381

Total real estate construction and land development	941	8,260	9,201	48,764	57,965	381
Consumer	42	—	42	23,790	23,832	—

Gross originated loans	$7,775	$14,443	$22,218	$721,124	$743,342	$1,221

The balances of other purchased past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$95	$—	$95	$29,156	$29,251	$—
Owner-occupied commercial real estate	155	—	155	34,294	34,449	—
Non-owner occupied commercial real estate	445	—	445	7,986	8,431	—

Total commercial business	695	—	695	71,436	72,131	—
One-to-four family residential	131	—	131	2,210	2,341	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	54	54	—
Consumer	65	—	65	3,978	4,043	—

Gross other purchased covered loans	$891	$—	$891	$77,678	$78,569	$—

	December 31, 2010
	30-89 Days	Greater Than 90 Days	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$774	$—	$774	$19,448	$20,222	$—
Owner-occupied commercial real estate	9,898	—	9,898	25,344	35,242	—
Non-owner occupied commercial real estate	—	—	—	12,562	12,562	—

Total commercial business	10,672	—	10,672	57,354	68,026	—
One-to-four family residential	—	—	—	3,665	3,665	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	152	152	—

Total real estate construction and land development	—	—	—	206	206	—
Consumer	184	—	184	17,305	17,489	—

Gross other purchased covered loans	$10,856	$—	$10,856	$78,530	$89,386	$—

Impaired originated loans at March 31, 2011 and December 31, 2010 are set forth in the following tables.

	March 31, 2010
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$5,876	$4,805	$10,681	$10,719	$1,719	$10,306
Owner-occupied commercial real estate	129	593	722	734	123	426
Non-owner occupied commercial real estate	1,167	—	1,167	1,172	—	1,169

Total commercial business	7,172	5,398	12,570	12,625	1,842	11,901
One-to-four family residential	—	—	—	—	—	—
Real estate construction and land development:
One-to-four family residential	5,988	913	6,901	8,239	323	8,564
Five or more family residential and commercial properties	3,734	5,973	9,707	12,426	308	7,561

Total real estate construction and land development	9,722	6,886	16,608	20,665	631	16,125
Consumer	—	—	—	—	—	—

Gross originated loans	$16,894	$12,284	$29,178	$33,290	$2,473	$28,026

	December 31, 2010
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$2,462	$5,691	$8,153	$9,261	$2,569	$8,909
Owner-occupied commercial real estate	129	650	779	822	163	771
Non-owner occupied commercial real estate	2,301	—	2,301	3,972	—	2,175

Total commercial business	4,892	6,341	11,233	14,055	2,732	11,855
One-to-four family residential	—	2	2	2	2	2
Real estate construction and land development:
One-to-four family residential	1,804	8,423	10,227	10,183	1,664	11,228
Five or more family residential and commercial properties	—	5,416	5,416	6,453	201	5,697

Total real estate construction and land development	1,804	13,839	15,643	16,636	1,865	16,925
Consumer	—	—	—	—	—	—

Gross originated loans	$6,696	$20,182	$26,878	$30,693	$4,599	$28,782

For the quarter ended March 31, 2011, no interest income was recognized subsequent to a loan’s classification as impaired. For the year ended December 31, 2010, $13,000 of interest income was recognized on impaired loans.

The Company had governmental guarantees of $3.7 million and $3.2 million related to the impaired originated loan balances at March 31, 2011 and December 31, 2010, respectively.

(f) Troubled Debt Restructured Loans

At March 31, 2011, the Company had $11.0 million in originated restructured loans, of which $5.4 million were accruing and $5.6 million were non-accruing and considered impaired. The majority of originated restructured loans were real estate construction commercial loans, in the amount of $5.0 million, followed by $4.7 million of real estate construction one-to-four family residential loans, $868,000 of commercial and industrial loans and $389,000 of non-owner occupied commercial properties. At December 31, 2010, the Company had $9.1 million in originated restructured loans, of which $394,000 were accruing and $8.7 million were non-accruing and considered impaired. The majority of originated restructured loans were real estate construction one-to-four family residential loans in the amount of $7.8 million, followed by commercial and industrial loans of $900,000 and non-owner occupied commercial properties of $400,000.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Commercial Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at March 31, 2011 and December 31, 2010 of the purchased impaired loans:

	Cowlitz Bank
	March 31, 2011	December 31, 2010
	(In thousands)
Covered purchased loans:
Commercial business:
Commercial and industrial	$43,112	$38,636
Owner-occupied commercial real estate	23,006	24,575
Non-owner occupied commercial real estate	19,548	20,771

Total commercial business	85,666	83,982
One-to-four family residential	9,201	9,612
Real estate construction and land development:
One-to-four family residential	10,569	10,858
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	10,569	10,858
Consumer	485	495

Gross impaired purchased covered loans	105,921	104,947
Non-covered purchased loans:
Consumer	632	676

Total impaired purchased loans	106,553	105,623

	Pierce Commercial Bank
	March 31, 2011	December 31, 2010
	(In thousands)
Non-covered purchased loans:
Commercial business:
Commercial and industrial	$47,771	$55,556
Owner-occupied commercial real estate	7,652	7,722
Non-owner occupied commercial real estate	8,738	8,926

Total commercial business	64,161	72,214
One-to-four family residential	11,315	12,140
Real estate construction and land development:
One-to-four family residential	11,843	11,925
Five or more family residential and commercial properties	4,323	4,332

Total real estate construction and land development	16,166	16,257
Consumer	3,455	3,862

Gross impaired purchased non-covered loans	95,097	104,473

On acquisition date, the amount by which the undiscounted expected cash flows of the purchased impaired loans exceed the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loan.

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank impaired purchased loans as of December 31, 2010 and the changes therein through March 31, 2011.

	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Accretable yield at December 31, 2010	$20,082	$10,943
Accretion	(2,068)	(1,125)
Disposals and other	1,518	433
Increase in accretable yield	5,953	—

Accretable yield at March 31, 2011	$25,485	$10,251

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three months ended March 31, 2011 and March 31, 2010 are as follows:

	Three months ended
	March 31, 2011	March 31, 2010
	(In thousands)
Balance at the beginning of period	$22,062	$26,164
Loans charged off	(3,994)	(5,437)
Recoveries of loans charged off	719	320
Provision charged to operations	2,595	3,750

Balance at the end of period	$21,382	$24,797

A summary of the changes in the purchased loans’ allowance for loan losses for the three months ended March 31, 2011 are as follows:

	Purchased Covered	Purchased Non-Covered
	(In thousands)
Balance at the beginning of period	$—	$—
Provision charged to operations	1,512	266

Balance at the end of period	$1,512	$266

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses allocated to:
Originated loans individually evaluated for impairment	2,569	163	—	2	1,664	201	—	—	4,599
Originated loans collectively evaluated for impairment	7,897	1,510	2,190	797	2,653	931	554	931	17,463

Balance of allowance for loan losses at December 31, 2010	$10,466	$1,673	$2,190	$799	$4,317	$1,132	$554	$931	$22,062

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the quarter ended March 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$10,466	$1,673	$2,190	$799	$4,317	$1,132	$554	$931	$22,062
Charge-offs	(1,230)	—	—	(96)	(1,905)	(742)	(21)	—	(3,994)
Recoveries	688	—	25	—	—	—	6	—	719
Provisions	675	738	581	(40)	1,348	1,427	(67)	(289)	4,373

Ending balance	10,599	2,411	2,796	663	3,760	1,817	472	642	23,160
Period-end amount allocated to::
Originated loans individually evaluated for impairment	1,719	123	—	—	323	308	—	—	2,473
Originated loans collectively evaluated for impairment	7,881	1,644	2,741	648	3,398	1,509	446	642	18,909
Purchased other covered loans collectively evaluated for impairment	67	141	2	9	—	—	15	—	234
Purchased other non-covered loans collectively evaluated for impairment	121	75	53	6	—	—	11	—	266
Purchased impaired covered loans collectively evaluated for impairment	811	428	—	—	39	—	—	—	1,278
Purchased impaired non-covered loans collectively evaluated for impairment	—	—	—	—	—	—	—	—	—

Ending balance	$10,599	$2,411	$2,796	$663	$3,760	$1,817	$472	$642	$23,160

The purchased loans acquired in the Cowlitz and Pierce Commercial Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC loss-sharing agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC Indemnification Asset. During the quarter ended March 31, 2011, the Company recorded a $1.3 million provision for loan losses related to further credit deterioration of the purchased impaired covered loans. The related increase in the FDIC indemnification asset was $1.1 million. There were no purchased loans classified as impaired, meaning no purchased loan was individually evaluated for impairment in the table above.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the month ended March 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$10,681	$722	$1,167	$—	$6901	$9,707	$—	$29,178
Originated loans collectively evaluated for impairment	244,374	157,484	212,771	44,686	20,026	23,273	22,739	725,353
Other purchased covered loans collectively evaluated for impairment	10,889	22,980	332	1,487	54	—	2,427	38,169
Other purchased non-covered loans collectively evaluated for impairment	18,362	11,469	8,099	854	—	—	1,616	40,400
Impaired purchased covered loans collectively evaluated for impairment	34,507	20,847	16,695	8,117	5,680	—	949	86,795
Impaired purchased non-covered loans collectively evaluated for impairment	$38,377	$6,479	$7,244	$9,787	$3,833	$1,241	$2,765	$69,726

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2011 are as follows:

(in thousands)
December 31, 2010	$16,071
Cash payments received from the FDIC	(2)
FDIC share of additional estimated losses	1,221
Net amortization	(421)

Balance at March 31, 2011	$16,869

NOTE 5. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income:
Net income	$764	$696
Dividends accrued and discount accreted on preferred shares	—	(331)

Net income applicable to common shareholders	764	365
Dividends and undistributed earnings allocated to participating securities	—	—

Earnings allocated to common shareholders	$764	$365
Basic:
Weighted average common shares outstanding	15,448,109	11,069,076
Less: Restricted stock awards	(151,952)	(68,079)

Total basic weighted average common shares outstanding	15,296,157	11,000,997

Diluted:
Basic weighted average common shares outstanding	15,296,157	11,000,997
Incremental shares from stock options, restricted stock awards and common stock warrant	75,945	42,449

Weighted average common shares outstanding	15,372,102	11,043,446

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2011 and March 31, 2010 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 561,743 and 550,802, respectively, as the exercise price was in excess of the market value.

(b) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On May 3, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share payable on May 27, 2011, to shareholders of record on May 13, 2011.

The FDIC and the DFI have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. Additionally, current guidance from the Federal Reserve provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

NOTE 6. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Compensation expense recognized	$240	$109
Related tax benefit recognized	69	28

As of March 31, 2011, the total unrecognized compensation expense related to non-vested stock awards was $2.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.

The fair value of options granted during the three months ended March 31, 2010 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the three months ended March 31, 2011.) The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Three months ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
March 31, 2010	2.33%	5.00	35%	2.31%	$4.03

NOTE 7. Stock Option and Award Activity

The following table summarizes stock option activity for the three months ended March 31, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	—
Exercised	(50)	11.35
Forfeited or expired	(104,972)	20.26

Outstanding at March 31, 2011	445,502	$18.34	4.1	$279

Exercisable at March 31, 2011	314,071	$20.18	2.5	$186

The total intrinsic value of options exercised during the three months ended March 31, 2011 was $0.

The following table summarizes restricted stock award activity for the three months ended March 31, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	118,379	$18.29
Granted	78,403	14.85
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2011	196,782	$16.92

NOTE 8. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
U.S. Treasury and U.S. Government agencies	$42,110	$330	$(54)	$42,386
Municipal securities	21,431	203	(146)	21,488
Corporate securities	10,076	168	—	10,244
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	59,094	1,008	(197)	59,905

Total	$132,711	$1,709	$(397)	$134,023

December 31, 2010
U.S. Treasury and U.S. Government agencies	$41,124	$367	$(62)	$41,429
Municipal securities	20,237	169	(193)	20,213
Corporate securities	10,097	182	(3)	10,276
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	1,034	(171)	53,257

Total	$123,852	$1,752	$(429)	$125,175

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2011
U.S. Treasury and U.S. Government agencies	$1,840	$84	$—	$1,924
Municipal securities	3,677	101	(9)	3,769
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,192	203	—	6,395
Private residential collateralized mortgage obligations	1,785	282	(70)	1,997

Total	$13,494	$670	$(79)	$14,085

December 31, 2010
U.S. Treasury and U.S. Government agencies	$1,858	$93	$—	$1,951
Municipal securities	3,410	100	19	3,491
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,592	208	—	6,800
Private residential collateralized mortgage obligations	1,908	250	(110)	2,048

Total	$13,768	$651	$(129)	$14,290

Available for sale and held to maturity investments with unrealized losses as of March 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$—	$—	$10,581	$54	$10,581	$54
Municipal securities	793	22	8,808	133	9,602	155
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,499	170	6,048	27	11,548	197
Private residential collateralized mortgage obligations	422	4	744	66	1,167	70

Total temporarily impaired securities	$6,714	$196	$26,181	$280	$32,898	$476

Available for sale and held to maturity investments with unrealized losses as of December 31, 2010, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$10,651	$62	$—	$—	$10,651	$62
Municipal securities	13,575	212	—	—	13,575	212
Corporate securities	2,067	3	—	—	2,067	3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,968	171	—	—	10,968	171
Private residential collateralized mortgage obligations	681	7	736	103	1,417	110

Total temporarily impaired securities	$37,942	$455	$736	$103	$38,678	$558

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large pricing spreads in the market for mortgage-related securities. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$18,749	$18,853
Due after one year through three years	36,075	36,479
Due after three years through five years	2,942	2,945
Due after five through ten years	25,044	25,165
Due after ten years	49,901	50,581

Totals	$132,711	$134,023

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$95	$96
Due after one year through three years	626	655
Due after three years through five years	1,340	1,410
Due after five years through ten years	3,024	3,109
Due after ten years	8,409	8,815

Totals	$13,494	$14,085

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the three months ended March 31, 2011, three private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $20,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $26,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 7.9%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the three months ended March 31, 2011:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2010	$2,317	$1,080	$1,237
Additions:
Initial impairments	7	—	7
Subsequent impairments	39	20	19

March 31, 2011	$2,363	$1,100	$1,263

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of March 31, 2011 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	996	260	299	39	(15)	19	642	1%	—	—	2%	97%
Prime	2,555	1,525	1,698	173	(113)	7	621	6%	4%	3%	11%	76%

Totals	$3,551	$1,785	$1,997	$212	$(128)	$26	$1,263	6%	4%	2%	9%	79%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level three valuation assumptions were used to determine the fair value of the held-to-maturity securities in the Fund.

NOTE 9. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At March 31, 2011 and December 31, 2010, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.5 million and $1.4 million, respectively. At March 31, 2011 and December 31, 2010, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the three months ended March 31, 2011, and March 31, 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 10. Goodwill

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

The Company’s annual impairment test was performed during the quarter ended December 31, 2010, and will be conducted during the quarter ending December 31, 2011. For the quarter ended March 31, 2011, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill.

NOTE 11. Fair Value Measurements

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

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered at March 31, 2011, and December 31, 2010, for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

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

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10, Fair Value Measurements and Disclosures, and generally produces a higher fair value.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$26,156	$26,156	$37,179	$37,179
Interest earning deposits	114,764	114,764	129,822	129,822
Federal funds sold	—	—	1,990	1,990
Investment securities available for sale	134,023	134,023	125,175	125,175
Investment securities held to maturity	13,494	14,085	13,768	14,290
Federal Home Loan Bank stock	5,594	5,594	5,594	5,594
Loans receivable and loans held for sale, net of allowance	965,598	972,854	980,485	989,968

Financial Liabilities
Deposits:
Savings, money market and demand	$740,937	$740,937	$733,335	$733,335
Time certificates	358,783	360,195	402,941	404,676

Total deposits	$1,099,720	$1,101,132	$1,136,276	$1,138,011

Securities sold under agreement to repurchase	$24,811	$24,811	$19,027	$19,027

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$42,386	$—	$42,386	$—
Municipal securities	21,488	—	21,488	—
Corporate securities	10,244	—	10,244	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	59,905	—	59,905	—

Total	$134,023	$—	$134,023	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and year ended December 31, 2010 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at March 31, 2011				Three Months Ended March 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$6,825	$—	$—	$6,825	$2,551
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations:
Private residential collateralized mortgage obligations	123	—	—	123	26
Other real estate owned(3)	814	—	—	814	361

Total	$7,762	$—	$—	$7,762	$2,938

(1)	As of March 31, 2011, a specific reserve of $2.2 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $169,000 were written down to their fair value of $123,000 resulting in an impairment charge of $26,000 to non-interest expense for the three months ended March 31, 2011. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Other real estate owned with a carrying amount of $1.2 million were written down to their fair value of $0.8 million when they were transferred to other real estate owned during the three months ended March 31, 2011. The resulting losses, to the extent they impacted the provision for loan losses for the three months ended March 31, 2011, are included in total losses for loans receivable for the three months ended March 31, 2011 shown above.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$41,429	$—	$41,429	$—
Municipal securities	20,213	—	20,213	—
Corporate securities	10,276	—	10,276	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	53,257	—	53,257	—

Total	$125,175	$—	$125,175	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010, and the total losses resulting from these fair value adjustments for the year ended December 31, 2010.

	Fair Value at December 31, 2010				Twelve Months Ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$13,486	$—	$—	$13,486	$6,118
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations:
Private residential collateralized mortgage obligations	96	—	—	96	298
Other real estate owned(3)	3,030	—	—	3,030	264

Total	$16,612	$—	$—	$16,612	$6,680

(1)	At December 31, 2010, a specific reserve of $4.6 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $394,000 were written down to their fair value of $76,000 resulting in an impairment charge of $298,000 to noninterest expense for the twelve months ended December 31, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Loans with a carrying amount of $4.4 million were written down to their fair value of $3.0 million when they were transferred to other real estate owned during the twelve months ended December 31, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the twelve months ended December 31, 2010, are included in total losses for loans receivable for the twelve months ended December 31, 2010 shown above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2011. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At March 31, 2011, we had total assets of $1.34 billion and total stockholders’ equity of $203.3 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The provision for loan losses reflects the amount that the Company believes is adequate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three months ended March 31 2011, non-interest income consisted of service charges on deposits, merchant Visa income, gains on the sale of loans, FDIC loss sharing income and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to common shareholders was $0.05 per diluted common share for the three months ended March 31, 2011 compared to $0.03 per diluted common share for the three months ended March 31, 2010. Net income for the three months ended March 31, 2011 was $764,000 compared to net income of $696,000 for the same period in 2010. The increase was the result of a $4.9 million increase in net interest income and a $1.3 million increase in non-interest income partially offset by a $623,000 increase in the provision for loan losses and a $5.6 million increase in non-interest expense. As a result of the increase in non-interest expense, the Company’s efficiency ratio increased to 71.6% for the three months ended March 31, 2011 from 63.0% for the three months ended March 31, 2010.

Net Interest Income

Net interest income increased $4.9 million, or 46.2%, to $15.6 million for the three months ended March 31, 2011, compared with $10.7 million in the same period in 2010. The increase in net interest income for the three months ended March 31, 2011 was due primarily to an increase in interest earning assets from the Cowlitz and Pierce Acquisitions. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended March 31, 2011, increased to 5.08% from 4.58% for the same period in 2010. The increase in net interest margin for the three months ended March 31, 2011, was primarily due to increased loan yields as a result of discount accretion on the acquired loan portfolios.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$972,884	$16,572	6.91%	$738,091	$11,970	6.58%
Taxable securities	124,355	663	2.16%	94,212	745	3.21%
Nontaxable securities	21,123	179	3.43%	9,055	73	3.28%
Interest earning deposits and Federal funds sold	121,707	79	0.26%	98,527	60	0.25%
FHLB stock	5,594	—	0.00%	3,566	—	0.00%

Total interest earning assets	$1,245,663	$17,493	5.70%	$943,451	$12,848	5.52%
Non-interest earning assets	106,789			69,384

Total assets	$1,352,452			$1,012,835

Interest Bearing Liabilities:
Certificates of deposit	$376,281	$1,225	1.32%	$297,870	$1,486	2.02%
Savings accounts	103,804	116	0.45%	83,369	133	0.65%
Interest bearing demand and money market accounts	442,341	534	0.49%	331,852	544	0.66%

Total interest bearing deposits	922,426	1,875	0.82%	713,091	2,163	1.23%
Securities sold under agreement to repurchase	20,500	22	0.43%	11,093	20	0.72%

Total interest bearing liabilities	$942,926	$1,897	0.82%	$724,184	$2,183	1.22%
Demand and other non-interest bearing deposits	195,834			124,628
Other non-interest bearing liabilities	9,437			3,956
Preferred stock	—			23,488
Stockholders’ equity	204,255			160,067

Total liabilities and stockholders’ equity	$1,352,452			$1,012,835

Net interest income		$15,596			$10,665
Net interest spread			4.88%			4.30%
Net interest margin			5.08%			4.58%
Average interest earning assets to average interest bearing liabilities			132.11%			130.28%

Total interest income increased $4.6 million or 36.2%, to $17.5 million for the three months ended March 31, 2011, from $12.8 million for the three months ended March 31, 2010. The increase in interest income for the three months ended March 31, 2011 was due to a $339.6 million increase in the balance of average assets (including nonaccrual loans) from $1.1 billion for the three months ended March 31, 2010 to $1.4 billion for the three months ended March 31, 2011. The increase in average assets was primarily due to the Cowlitz and Pierce Acquisitions and by an increase in the yield on interest earning assets from 5.52% for the three months ended March 31, 2010 to 5.70% for the three months ended March 31, 2011. The increase in the yield on earning assets for the three months ended March 31, 2011, reflects the increased loans yields due to discount accretion on the acquired loan portfolios. The effect of discount accretion on loan yields for the quarter ended March 31, 2011 was approximately 41 basis points. For the quarters ended March 31, 2011 and March 31, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 7 basis points and 19 basis points, respectively. Originated nonaccrual loans totaled $24.0 million at March 31, 2011 as compared to $28.4 million at March 31, 2010.

Total interest expense decreased by $286,000, or 13.1%, to $1.9 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010, as the average rate paid on interest bearing liabilities decreased to 0.82% for the three months ended March 31, 2011 from 1.22% for the three months ended March 31, 2010. Total average interest bearing liabilities increased by $218.7 million to $942.9 million for the three months ended March 31, 2011 from $724.2 million for the three months ended March 31, 2010. Deposit interest expense decreased $288,000, or 13.3%, to $1.9 million for the three months ended March 31, 2011 compared to $2.2 million for the same quarter last year. The decrease in deposit interest expense for the three months ended March 31, 2011 is mostly a result of a 41 basis point decrease in the average cost of interest-bearing deposits reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses on originated loans decreased $1.2 million, or 30.8%, to $2.6 million for the three months ended March 31, 2011 from $3.8 million for the three months ended March 31, 2010. The Banks had net charge-offs of $3.3 million for the three months ended March 31, 2011 compared to $5.1 million for the three months ended March 31, 2010. The ratio of net charge-offs to average total originated loans outstanding was 0.43% for the three months ended March 31, 2011 and 0.67% for the three months ended March 31, 2010.

The provision for loan losses on purchased loans totaled $1.8 million for the three months ended March 31, 2011. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be mostly offset by a corresponding increase in the FDIC indemnification asset recognized within non-interest income. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income. However, the increase in interest income would be offset by a corresponding decrease in the FDIC indemnification asset recognized within non-interest income prospectively.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $680,000 to $21.4 million at March 31, 2011 from $22.1 million at December 31, 2010. The decreased level of the allowance for loan losses was primarily attributable to decreases in the expected loss allocated to nonperforming originated loans partially offset by an increase in performing originated loans classified as potential problem originated loans. As of March 31, 2011, we had identified $29.2 million of impaired loans, including $11.0 million of restructured loans. Of those impaired loans, $16.9 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $12.3 million have related allowances for credit losses totaling $2.5 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $21.4 million at March 31, 2011 (2.84% of total originated loans and 83.2% of nonperforming originated loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income increased $1.3 million, or 61.3%, to $3.5 million for the three months ended March 31, 2011 compared to $2.2 million for the same period in 2010. The increase for the three months ended March 31, 2011 was due primarily to a $213,000 increase in service charges on deposits mostly due to deposits acquired through the Cowlitz and Pierce Acquisitions and $800,000 in FDIC loss sharing income (net of amortization).

Non-interest Expense

Non-interest expense increased $5.6 million, or 69.1%, to $13.7 million during the three months ended March 31, 2011 compared to $8.1 million for the three months ended March 31, 2010. The increase for the three months ended March 31, 2011 was due to increased salaries and benefits expense in the amount of $2.6 million, increased occupancy and equipment of $819,000, increased data processing of $403,000, increased marketing of $104,000, increased professional services of $347,000, increased state and local taxes of $139,000, increased Federal deposit insurance of $102,000 and other real estate owned expense of $491,000. These increases were substantially due to the Cowlitz and Pierce Acquisitions.

The efficiency ratio for the quarter ended March 31, 2011 was 71.6% compared to 63.0% for the same period in the prior year. While growth strategies are being executed the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies being producing long term results. The increase was mostly related to the increase in non-interest expense resulting from the Cowlitz and Pierce Acquisitions. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Federal Income Tax Expense (Benefit)

The provision for federal income taxes decreased by $15,000 to an expense of $285,000 for the three months ended March 31, 2011 from an expense of $300,000 for the three months ended March 31, 2010. The Company’s effective tax rate was 27.2% for the three months ended March 31, 2011 compared to 30.1% for the same period in 2010. The decrease in the Company’s effective tax rate is due substantially to an increase in balances of tax exempt securities.

Financial Condition Data

Total assets decreased $32.7 million, or 2.4%, to $1.34 billion as of March 31, 2011 from the December 31, 2010 balance of $1.37 billion due to a decrease in deposits and cash on hand as well as a decrease in total loans receivable, partially offset by an increase in investment securities available for sale. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses decreased $14.6 million, or 1.5%, to $965.1 million as of March 31, 2011 from $979.7 million at December 31, 2010 due substantially to decreases in purchased loans. Deposits decreased $36.6 million, or 3.2%, to $1.10 billion as of March 31, 2011 from the December 31, 2010 balance of $1.14 billion mostly due to a decrease in certificates of deposit acquired from Cowlitz and Pierce. Securities sold under agreement to repurchase increased $5.8 million, or 30.4%, to $24.8 million as of March 31, 2011 from the December 31, 2010 balance of $19.0 million mostly due to increases in customer balances.

Total stockholders’ equity increased by $1.1 million, or 0.5%, to $203.3 million as of March 31, 2011 from the December 31, 2010 balance of $202.3 million as a result of net income of $764,000, change in fair value of securities available for sale, net of tax, in amount of $16,000 and stock compensation and earned ESOP in the amount of $274,000. The Company’s capital position remains strong at 15.2% of total assets as of March 31, 2011, an increase from 14.8% at December 31, 2010.

Lending Activities

As indicated in the table below, total loans (including loans held for sale) decreased $13.8 million to $988.8 million at March 31, 2011 from $1.0 billion at December 31, 2010. Total originated loans (including loans held for sale) increased $10.9 million to $753.7 million at March 31, 2011 from $742.8 million at December 31, 2010.

	At March 31, 2011	% of Total	At December 31, 2010	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	255,055	33.8	232,857	31.3
Owner-occupied commercial real estate	158,206	21.0	159,444	21.5
Non-owner occupied commercial real estate	213,938	28.4	221,739	29.9

Total commercial business	627,199	83.2	614,040	82.7
One-to-four family residential mortgages	45,164	6.0	48,269	6.5
Real estate construction and land development:
One-to-four family residential	26,927	3.6	29,377	4.0
Multifamily residential and commercial properties	32,980	4.4	28,588	3.8

Total real estate construction and land development	59,907	8.0	57,965	7.8
Consumer	22,739	3.0	23,832	3.2

Gross originated loans receivable	755,009	100.2	744,106	100.2
Less: deferred loan fees	(1,341)	(0.2)	(1,323)	(0.2)

Total originated loans	753,668	100.0	$742,783	100.0

Purchased covered loans	124,963		128,715
Purchased non-covered loans	110,127		131,049

Total loans receivable and loans held for sale, net	$988,758		$1,002,547

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$12,182	$10,841
Real estate construction and land development	11,777	15,642

Total nonaccrual originated loans (1)(2)	23,959	26,483

Restructured originated loans:
Commercial business	389	394
Real estate construction and land development	5,033	—

Total restructured originated loans	5,422	394

Total nonperforming originated loans	29,381	26,877

Other real estate owned	3,518	3,030

Total nonperforming originated assets	$32,899	$29,907

Accruing originated loans past due 90 days or more	$190	$1,221
Potential problem originated loans(3)	50,052	56,088
Allowance for loan losses on originated loans	21,382	22,062
Nonperforming originated loans to total originated loans(4)	3.41%	3.19%
Allowance for loan losses to total originated loans	2.84%	2.97%
Allowance for loan losses to nonperforming originated loans(4)	83.19%	93.16%
Nonperforming originated assets to total originated assets(4)	2.65%	2.41%

(1)	At March 31, 2011 and December 31, 2010, nonaccrual loans of $5.6 million and $9.1 million, respectively, were considered troubled debt restructurings.
(2)	$3.7 million and $3.2 million of nonaccrual loans were guaranteed by government agencies at March 31, 2011 and December 31 2010, respectively.
(3)	$4.2 million and $5.9 million of potential problem originated loans were guaranteed by government agencies at March 31, 2011 and December 31 2010, respectively.
(4)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets increased to $32.9 million, or 2.65% of total originated assets, at March 31, 2011 from $29.9 million, or 2.41% of total originated assets, at December 31, 2010 due to an increase in nonperforming originated loans and other real estate owned. During the quarter ended March 31, 2011, there were $3.3 million in net charge-offs of which $514,000 related to nonperforming commercial loans and $2.6 million related to nonperforming construction loans. In addition, nonperforming construction loan balances totaling $1.3 million were transferred to other real estate owned during the three months ended March 31, 2011. This decrease in total nonperforming originated loans was partially offset by a $5.0 million addition to nonperforming originated loans of a restructured commercial construction development loan. Potential problem originated loans as of March 31, 2011 and December 31, 2011 were $50.1 million and $56.1 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan and lease losses (“ALLL”) to provide for estimated credit losses inherent in the loan portfolio. The adequacy of the ALLL is monitored through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	Historical loss experience in a number of homogeneous segments of the loan portfolio;

•	The impact of environmental factors, including:

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory requirements; and

•	Effects of changes in credit concentrations.

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

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Three months ended,
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Total originated loans outstanding at end of period (1)	$753,190	$757,357
Average total originated loans outstanding during period (1)	760,193	764,906
Allowance balance at beginning of period	22,062	26,164
Provision for loan losses	2,595	3,750
Charge offs:
Commercial business	(1,227)	(2,979)
One-to-four family residential	(15)	—
Real estate construction and land development	(2,648)	(2,428)
Consumer	(104)	(30)

Total charge offs	(3,994)	(5,437)

Recoveries:
Commercial business	713	117
One-to-four family residential	—	—
Real estate construction and land development	—	190
Consumer	6	13

Total recoveries	719	320

Net charge offs	(3,275)	(5,117)

Allowance balance at end of period	$21,382	$24,797

Allowance for loan losses to total originated loans	2.84%	3.27%
Ratio of net charge offs during period to average total originated loans outstanding	0.43%	0.67%

(1)	Excludes loans held for sale.

The allowance for loan losses for originated loans at March 31, 2011 decreased $680,000 to $21.4 million from $22.1 million at December 31, 2010. The decrease was due to net charge-offs exceeding the provision for loan losses during the three months ended March 31, 2011, (decreases in originated loans receivable and potential problem originated loans, partially offset by an increase in nonperforming originated loans). Nonperforming originated loans to total originated loans increased to 3.41% at March 31, 2011 from 3.19% at December 31, 2010 and the allowance for loan losses to nonperforming originated loans decreased to 83.2% at March 31, 2011 from 93.2% at December 31, 2010. Potential problem originated loans decreased $6.0 million to $50.1 million at March 31, 2011 from $56.1 million at December 31, 2010. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was adequate to absorb the known and inherent risks of loss in the loan portfolio at March 31, 2011.

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

As indicated in the table below, total deposits decreased slightly and were $1.1 billion at March 31, 2011 and December 31, 2010.

	March 31, 2011	% of Total	December 31, 2010	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$188,827	17.2%	$194,583	17.1%
NOW accounts	295,870	26.9	287,247	25.3
Money market accounts	151,889	13.8	150,953	13.3
Savings accounts	104,351	9.5	100,552	8.8

Total non-maturity deposits	740,937	67.4	733,335	64.5
Certificate of deposit accounts	358,783	32.6	402,941	35.5

Total deposits	$1,099,720	100.0%	$1,136,276	100.0%

Since December 31, 2010, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $7.6 million to $740.9 million and certificate of deposit accounts have decreased $44.2 million to $358.8 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 32.6% at March 31, 2011 from 35.5% at December 31, 2010. The decrease in certificate of deposit accounts was due primarily to a decrease in certificates of deposit accounts related to the Cowlitz and Pierce acquisitions.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company is utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2011, the Banks had securities sold under agreements to repurchase totaling $24.8 million, an increase of $5.8 million from $19.0 million at December 31, 2010.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2011, cash and cash equivalents totaled $140.9 million, or 10.6% of total assets and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $18.9 million, or 1.4% of total assets. At March 31, 2011, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $175.3 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $67.4 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of March 31, 2011. There were no borrowings outstanding other than repurchase agreements as of March 31, 2011.

Stockholders’ equity at March 31, 2011was $203.3 million compared with $202.3 million at December 31, 2010. During the three months ended March 31, 2011, the Company realized net income of $764,000, recorded $16,000 in unrealized gains on securities available for sale, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $274,000.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of March 31, 2011 and December 31, 2010, Heritage Bank and Central Valley Bank were classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of March 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,128	3.0%	$66,880	5.0%	$188,077	14.1%
Tier 1 capital to risk-weighted assets	36,481	4.0	54,722	6.0	188,077	20.6
Total capital to risk-weighted assets	73,105	8.0	91,381	10.0	199,623	21.9
Heritage Bank
Tier 1 leverage capital to average assets	35,242	3.0	58,736	5.0	147,510	12.6
Tier 1 capital to risk-weighted assets	32,235	4.0	48,352	6.0	147,510	18.3
Total capital to risk-weighted assets	64,469	8.0	80,587	10.0	157,713	19.6
Central Valley Bank
Tier 1 leverage capital to average assets	4,872	3.0	8,120	5.0	16,407	10.1
Tier 1 capital to risk-weighted assets	4,219	4.0	6,329	6.0	16,407	15.6
Total capital to risk-weighted assets	8,438	8.0	10,548	10.0	17,741	16.8
As of December 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$40,315	3%	$67,192	5%	$186,925	13.9%
Tier 1 capital to risk-weighted assets	37,020	4	55,530	6	186,925	20.2
Total capital to risk-weighted assets	74,040	8	92,550	10	198,635	21.5
Heritage Bank
Tier 1 leverage capital to average assets	35,487	3	59,146	5	146,643	12.4
Tier 1 capital to risk-weighted assets	32,901	4	49,351	6	146,643	17.8
Total capital to risk-weighted assets	65,802	8	82,252	10	157,040	19.1
Central Valley Bank
Tier 1 leverage capital to average assets	4,841	3	8,068	5	15,925	9.9
Tier 1 capital to risk-weighted assets	4,100	4	6,150	6	15,925	15.5
Total capital to risk-weighted assets	8,200	8	10,249	10	17,220	16.8

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On May 3, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share payable on May 27, 2011, to shareholders of record on May 13, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report for the year-ended at December 31, 2010.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material risk with foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.2	1997 Stock Option and Restricted Stock Award Plan(5)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.5	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007(8)

10.6	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective April 1, 2007(8)

10.7	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(10)

10.8	Annual Incentive Compensation Plan(14)

10.9	2010 Omnibus Equity Plan(11)

14.0	Code of Ethics and Conduct Policy(10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(10)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(12)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 9, 2011	/S/ BRIAN L. VANCE
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