Form 10-Q
period 2011-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2011-08-04
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 19, 2011 there were 15,651,703 common shares outstanding, with no par value, of the registrant.

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

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash on hand and in banks	$31,069	$37,179
Interest earning deposits	86,323	129,822
Federal funds sold	—	1,990
Investment securities available for sale	147,864	125,175
Investment securities held to maturity (market value of $13,898 and $14,290)	13,175	13,768
Loans held for sale	673	764
Originated loans receivable	782,497	742,019
Less: Allowance for loan losses	(22,011)	(22,062)

Originated loans receivable, net	760,486	719,957
Purchased covered loans receivable, net of allowance for loan losses of ($2,516 and $0)	117,604	128,715
Purchased non-covered loans receivable, net of allowance for loan losses of ($791 and $0)	103,473	131,049

Total loans receivable, net	981,563	979,721
FDIC indemnification asset	14,485	16,071
Other real estate owned	1,911	3,030
Premises and equipment, at cost, net	22,456	21,750
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	5,069	4,626
Prepaid expenses and other assets	10,103	8,974
Deferred income taxes, net	3,711	4,255
Intangible assets, net	1,727	1,953
Goodwill	13,012	13,012

Total assets	$1,338,735	$1,367,684

Liabilities and Stockholders’ Equity
Deposits	$1,107,720	$1,136,276
Securities sold under agreement to repurchase	17,272	19,027
Accrued expenses and other liabilities	8,092	10,102

Total liabilities	1,133,084	1,165,405
Stockholders’ equity:
Common stock, no par, 50,000,000 shares authorized; 15,649,383 and 15,568,471 shares outstanding at June 30, 2011 and December 31, 2010, respectively	128,825	128,436
Unearned compensation – ESOP and other	(138)	(182)
Retained earnings	75,628	73,648
Accumulated other comprehensive income , net	1,336	377

Total stockholders’ equity	205,651	202,279

Total liabilities and stockholders’ equity	$1,338,735	$1,367,684

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$18,829	$11,903	$35,401	$23,873
Taxable interest on investment securities	768	675	1,431	1,420
Nontaxable interest on investment securities	199	78	378	151
Interest on federal funds sold and interest bearing deposits	61	60	141	120

Total interest income	19,857	12,716	37,351	25,564
INTEREST EXPENSE:
Deposits	1,682	1,929	3,557	4,092
Other borrowings	20	21	42	41

Total interest expense	1,702	1,950	3,599	4,133

Net interest income	18,155	10,766	33,752	21,431
Provision for loan losses	1,995	3,150	4,590	6,900
Provision for loan losses on purchased loans	1,529	—	3,307	—

Net interest income after provision for loan losses	14,631	7,616	25,855	14,531
NON-INTEREST INCOME:
Gains on sales of loans, net	35	35	186	101
Service charges on deposits	1,278	1,082	2,516	2,107
Merchant Visa income	731	795	1,430	1,510
Change in FDIC indemnification asset	(1,712)	—	(912)	—
Other income	521	224	1,111	483

Total non-interest income	853	2,136	4,331	4,201
NON-INTEREST EXPENSE:
Impairment loss on investment securities	19	68	64	263
Less: Portion recorded as other comprehensive income	—	(13)	(20)	(18)

Impairment loss on investment securities, net	19	55	44	245
Salaries and employee benefits	7,075	4,200	13,712	8,215
Occupancy and equipment	1,719	990	3,565	2,018
Data processing	636	416	1,458	835
Marketing	379	423	694	634
Merchant Visa	602	660	1,171	1,257
Professional services	413	338	1,047	625
State and local taxes	369	156	725	373
Federal deposit insurance premium	432	347	889	701
Other real estate owned	48	28	565	(38)
Other expense	1,483	861	2,957	1,593

Total non-interest expense	13,175	8,474	26,827	16,458

Income before income taxes	2,309	1,278	3,359	2,274
Income tax expense	624	423	909	723

Net income	$1,685	$855	$2,450	$1,551

Dividends accrued and discount accreted on preferred shares	—	332	—	663
Net income applicable to common shareholders	$1,685	$523	$2,450	$888

Earnings per share:
Basic	$0.11	$0.05	$0.16	$0.08
Diluted	$0.11	$0.05	$0.16	$0.08
Dividends declared per common share:	$0.03	$—	$0.03	$—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2011 AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2011 AND 2010

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2010	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted stock awards issued	79	—	—	—	—	—
Restricted stock awards canceled	(2)	—	—	—	—	—
Stock option compensation expense	—	95	—	—	—	95
Exercise of stock options (including tax benefits from nonqualified stock options)	—	1	—	—	—	1
Share based payment and earned ESOP	4	441	44	—	—	485
Tax provision associated with share based payment and unallocated ESOP	—	(148)	—	—	—	(148)
Net income	—	—	—	2,450	—	2,450
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	908	908
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	(13)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	64	64
Cash dividends declared on common stock	—	—	—	(470)	—	(470)

Balance at June 30, 2011	15,649	$128,825	$(138)	$75,628	$1,336	$205,651

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income	2011	2010	2011	2010
Net income	$1,685	$855	$2,450	$1,551
Change in fair value of securities available for sale, net of tax of $178, $216, $174 and $378	902	402	894	701
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $7, $0, $8 and $0	13	—	14	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $0, $(5), $(7) and $(6)	—	(8)	(13)	(12)
Accretion of other-than-temporary impairment in securities held-to-maturity, net of tax of $15, $21, $35 and $75	28	38	64	139

Comprehensive income	$2,628	$1,287	$3,409	$2,379

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,450	$1,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	736
Deferred loan fees, net of amortization	301	(54)
Provision for loan losses	7,897	6,900
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(2,141)	(1,390)
Recognition of compensation related to ESOP shares and share based payment	485	240
Stock option compensation expense	95	114
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	147	5
Amortization of intangible assets	226	39
Deferred income tax	332	15
(Gain) loss on sale of investment securities	(23)	4
Impairment loss on investment securities	44	245
Origination of loans held for sale	(6,259)	(4,195)
Gain on sale of loans	(186)	(101)
Proceeds from sale of loans	6,536	5,121
Valuation adjustment on other real estate owned	595	—
Loss (gain) on sale of other real estate owned	53	(93)
Loss on sale of premises and equipment	1	—

Net cash provided by operating activities	11,084	9,137

Cash flows from investing activities:
Loans originated, net of principal payments	(11,377)	1,884
Maturities of investment securities available for sale	11,843	8,551
Maturities of investment securities held to maturity	976	1,229
Purchase of investment securities available for sale	(33,559)	(8,372)
Purchase of investment securities held to maturity	(271)	(1,826)
Purchase of premises and equipment	(1,587)	(769)
Proceeds from sales of other real estate owned	1,808	1,647
Proceeds from sales of premises and equipment	—	209
Proceeds from sales of securities available for sale	412	—

Net cash (used in) provided by investing activities	(31,755)	2,553

Cash flows from financing activities:
Net decrease in deposits	(28,556)	(11,098)
Preferred stock cash dividends paid	—	(600)
Common stock cash dividends paid	(470)	—
Net (decrease) increase in securities sold under agreement to repurchase	(1,755)	4,912
Proceeds from exercise of stock options	—	201
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(147)	(5)

Net cash used in financing activities	(30,928)	(6,590)

Net (decrease) increase in cash and cash equivalents	(51,599)	5,100

Cash and cash equivalents at beginning of period	168,991	107,231

Cash and cash equivalents at end of period	$117,392	$112,331

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,692	$4,143
Cash paid for income taxes	3,089	1,283
Loans transferred to other real estate owned	$1,337	$2,440

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”) are Washington-chartered commercial banks and their deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-seven branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which became branches of Heritage Bank. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which became a branch of Heritage Bank. The Cowlitz Acquisition and the Pierce Commercial Acquisition are collectively referred to as the “Cowlitz and Pierce Acquisitions.”

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“2010 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

(d) Recently Issued Accounting Pronouncements

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, provides an update for factors to be considered when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 provides that a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 (third quarter of 2011), and will be applied retrospectively to the beginning of the year. The Company is currently assessing the potential impact of adopting this guidance.

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The provisions of this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

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

During the quarter ended June 30, 2011, certain loans were reclassified to better represent the class of loan based on the Bank’s methodology. Therefore, the December 31, 2010 loan balances have been re-classified since being reported in the Annual Report on Form 10-K.

Originated loans receivable at June 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$272,313	$233,875
Owner-occupied commercial real estate	156,615	159,445
Non-owner occupied commercial real estate	219,154	221,718

Total commercial business	648,082	615,038
One-to-four family residential	38,704	38,850
Real estate construction and land development:
One-to-four family residential	23,845	28,989
Five or more family residential and commercial properties	42,043	28,411

Total real estate construction and land development	65,888	57,400
Consumer	31,447	32,054

Gross originated loans receivable	784,121	743,342
Deferred loan fees	(1,624)	(1,323)

Total originated loans receivable	$782,497	$742,019

Loans acquired in a business acquisition are designated as “purchased” loans. Purchased loans subject to loss-sharing agreements with the FDIC are identified as “covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS 91 Nonrefundable fees and Other Costs. These loans are identified as “other” loans. Funds advanced on the covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. The subsequent advances for loans accounted for under FASB ASC 310-30 are reported with the balances of the purchased impaired covered loans despite the fact that the subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased impaired covered loans was $10.3 million and $6.0 million as of June 30, 2011 and December 31, 2010, respectively.

The recorded investment of purchased covered loans receivable at June 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$45,223	$47,046
Owner-occupied commercial real estate	39,959	45,219
Non-owner occupied commercial real estate	17,009	17,576

Total commercial business	102,191	109,841
One-to-four family residential	5,138	6,224
Real estate construction and land development:
One-to-four family residential	5,943	5,876
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	5,943	5,876
Consumer	6,848	6,774

Total purchased loans receivable	120,120	128,715
Allowance for loan losses	(2,516)	—

Purchased loans receivable, net	$117,604	$128,715

The June 30, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased covered loans accounted for under FASB ASC 310-30 was $85.2 million and $90.1 million, respectively. The gross recorded investment balance of other purchased covered loans was $35.0 million and $38.6 million at June 30, 2011 and December 31, 2010, respectively.

The recorded investment of purchased non-covered loans receivable at June 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	June 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$43,880	$58,938
Owner-occupied commercial real estate	17,623	18,877
Non-owner occupied commercial real estate	14,833	18,435

Total commercial business	76,336	96,250
One-to-four family residential	3,424	4,986
Real estate construction and land development:
One-to-four family residential	3,424	3,816
Five or more family residential and commercial properties	1,332	1,244

Total real estate construction and land development	4,756	5,060
Consumer	19,748	24,753

Total purchased loans receivable	104,264	131,049
Allowance for loan losses	(791)	—

Purchased loans receivable, net	$103,473	$131,049

The June 30, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $66.3 million and $80.2 million, respectively. The recorded investment balance of other purchased non-covered loans was $37.9 million and $50.8 million at June 30, 2011 and December 31, 2010, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of June 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

The following tables present the balance of the originated loans receivable by credit quality indicator as of June 30, 2011 and December 31, 2010.

	June 30, 2011

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$237,758	$4,043	$29,980	$532	$272,313
Owner-occupied commercial real estate	149,839	2,777	3,999	—	156,615
Non-owner occupied commercial real estate	211,644	2,085	5,425	—	219,154

Total commercial business	599,241	8,905	39,404	532	648,082
One-to-four family residential	38,298	—	406	—	38,704
Real estate construction and land development:
One-to-four family residential	10,338	1,615	11,892	—	23,845
Five or more family residential and commercial properties	28,731	4,813	8,499	—	42,043

Total real estate construction and land development	39,069	6,428	20,391	—	65,888
Consumer	31,213	—	135	99	31,447

Gross originated loans	$707,821	$15,333	$60,336	$631	$784,121

	December 31, 2010

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$200,583	$2,615	$29,872	$805	$233,875
Owner-occupied commercial real estate	154,890	913	3,642	—	159,445
Non-owner occupied commercial real estate	206,177	12,991	2,550	—	221,718

Total commercial business	561,650	16,519	36,064	805	615,038
One-to-four family residential	38,000	—	848	2	38,850
Real estate construction and land development:
One-to-four family residential	9,948	2,317	16,724	—	28,989
Five or more family residential and commercial properties	18,901	793	8,717	—	28,411

Total real estate construction and land development	28,849	3,110	25,441	—	57,400
Consumer	31,877	—	177	—	32,054

Gross originated loans	$660,376	$19,629	$62,530	$807	$743,342

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of June 30, 2011 and December 31, 2010 were $47.3 million and $56.1 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $4.8 million and $5.9 million as of June 30, 2011 and December 31, 2010, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the other purchased covered and non-covered loans receivable by credit quality indicator as of June 30, 2011 and December 31, 2010.

	June 30, 2011

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$16,881	$54	$455	$—	$17,390
Owner-occupied commercial real estate	31,343	—	593	—	31,936
Non-owner occupied commercial real estate	6,427	505	998	—	7,930

Total commercial business	54,651	559	2,046	—	57,256
One-to-four family residential	1,622	—	—	—	1,622
Real estate construction and land development:
One-to-four family residential	53	—	—	—	53
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	53	—	—	—	53
Consumer	13,676	—	283	—	13,959

Gross other purchased covered loans	$70,002	$559	$2,329	$—	$72,890

	December 31, 2010

	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$23,833	$261	$40	$—	$24,134
Owner-occupied commercial real estate	34,365	—	398	—	34,763
Non-owner occupied commercial real estate	11,186	575	—	—	11,761

Total commercial business	69,384	836	438	—	70,658
One-to-four family residential	1,879	—	—	—	1,879
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	54	—	—	—	54
Consumer	16,795	—	—	—	16,795

Gross other purchased covered loans	$88,112	$836	$438	$—	$89,386

Originated nonaccrual loans, segregated by class of loans, were as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (1)	December 31, 2010 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$9,359	$8,155
Owner-occupied commercial real estate	760	779
Non-owner occupied commercial real estate	1,447	1,907

Total commercial business	11,566	10,841
Real estate construction and land development:
One-to-four family residential	6,239	10,226
Five or more family residential and commercial properties	5,884	5,416

Total real estate construction and land development	12,123	15,642
Consumer	105	—

Gross originated loans	$23,794	$26,483

(1)	$3.7 million and $3.2 million of nonaccrual originated loans were guaranteed by governmental agencies at June 30, 2011 and December 31, 2010, respectively.

There was a recorded investment balance of $283,000 related to nonaccrual consumer loans recorded in the other purchased loan categories as of June 30, 2011. There were no nonaccrual loans recorded in the other purchased loan categories as of December 31, 2010.

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 are as follows.

	June 30, 2011

	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$1,461	$5,297	$6,758	$265,555	$272,313	$53
Owner-occupied commercial real estate	128	1,004	1,132	155,483	156,615	372
Non-owner occupied commercial real estate	—	778	778	218,376	219,154	—

Total commercial business	1,589	7,079	8,668	639,414	648,082	425
One-to-four family residential	—	—	—	38,704	38,704	—
Real estate construction and land development:
One-to-four family residential	486	6,239	6,725	17,120	23,845	—
Five or more family residential and commercial properties	—	5,498	5,498	36,545	42,043	—

Total real estate construction and land development	486	11,737	12,223	53,665	65,888	—
Consumer	79	111	190	31,257	31,447	106

Gross originated loans	$2,154	$18,927	$21,081	$763,040	$784,121	$531

	December 31, 2010

	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$2,585	$3,562	$6,147	$227,728	$233,875	$199
Owner-occupied commercial real estate	187	1,373	1,560	157,885	159,445	594
Non-owner occupied commercial real estate	3,396	1,201	4,597	217,121	221,718	—

Total commercial business	6,168	6,136	12,304	602,734	614,038	793
One-to-four family residential	624	47	671	38,179	38,850	47
Real estate construction and land development:
One-to-four family residential	—	2,844	2,844	26,145	28,989	381
Five or more family residential and commercial properties	941	5,416	6,357	22,054	28,411	—

Total real estate construction and land development	941	8,260	9,201	48,199	57,400	381
Consumer	42	—	42	32,012	32,054	—

Gross originated loans	$7,775	$14,443	$22,218	$721,124	$743,342	$1,221

The balances of other purchased past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011

	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$86	$—	$86	$17,304	$17,390	$—
Owner-occupied commercial real estate	154	—	154	31,782	31,936	—
Non-owner occupied commercial real estate	—	444	444	7,486	7,930	—

Total commercial business	240	444	684	56,572	57,256	—
One-to-four family residential	—	—	—	1,622	1,622	—
Real estate construction and land development:
One-to-four family residential	—	—	—	53	53	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	53	53	—
Consumer	232	283	515	13,444	13,959	—

Gross other purchased covered loans	$472	$727	$1,199	$71,691	$72,890	$—

	December 31, 2010

	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$774	$—	$774	$23,360	$24,134	$—
Owner-occupied commercial real estate	9,898	—	9,898	24,865	34,763	—
Non-owner occupied commercial real estate	—	—	—	11,761	11,761	—

Total commercial business	10,672	—	10,672	59,986	70,658	—
One-to-four family residential	103	—	103	1,776	1,879	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	54	54	—
Consumer	81	—	81	16,714	16,795	—

Gross other purchased covered loans	$10,856	$—	$10,856	$78,530	$89,386	$—

Impaired originated loans (including restructured loans) at June 30, 2011 and December 31, 2010 are set forth in the following tables.

	June 30, 2011

	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$4,258	$5,101	$9,359	$13,201	$1,511	$10,176
Owner-occupied commercial real estate	167	593	760	774	107	741
Non-owner occupied commercial real estate	1,829	—	1,829	1,160	—	1,163

Total commercial business	6,254	5,694	11,948	15,135	1,618	12,080
One-to-four family residential	—	—	—	—	—	—
Real estate construction and land development:
One-to-four family residential	1,057	5,182	6,239	7,578	1,061	6,570
Five or more family residential and commercial properties	4,709	5,988	10,697	13,425	211	10,202

Total real estate construction and land development	5,766	11,170	16,936	21,003	1,272	16,772
Consumer	6	99	105	105	99	52

Gross originated loans	$12,026	$16,963	$28,989	$36,243	$2,989	$28,904

	December 31, 2010

	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$2,462	$5,691	$8,153	$9,261	$2,569	$8,909
Owner-occupied commercial real estate	129	650	779	822	163	771
Non-owner occupied commercial real estate	2,301	—	2,301	3,972	—	2,175

Total commercial business	4,892	6,341	11,233	14,055	2,732	11,855
One-to-four family residential	—	2	2	2	2	2
Real estate construction and land development:
One-to-four family residential	1,804	8,423	10,227	10,183	1,664	11,228
Five or more family residential and commercial properties	—	5,416	5,416	6,453	201	5,697

Total real estate construction and land development	1,804	13,839	15,643	16,636	1,865	16,925
Consumer	—	—	—	—	—	—

Gross originated loans	$6,696	$20,182	$26,878	$30,693	$4,599	$28,782

For the three and six months ended June 30, 2011 and June 30, 2010, no interest income was recognized subsequent to a loan’s classification as impaired. For the year ended December 31, 2010, $13,000 of interest income was recognized on impaired loans.

The Company had governmental guarantees of $3.7 million and $3.2 million related to the impaired originated loan balances at June 30, 2011 and December 31, 2010, respectively.

(f) Troubled Debt Restructured Loans

At June 30, 2011, the Company had $10.5 million in originated restructured loans, of which $5.2 million were accruing and $5.3 million were non-accruing and considered impaired. Originated restructured loans consisted of $4.8 million of real estate construction commercial loans, $4.5 million of real estate construction one-to-four family residential loans, $858,000 of commercial and industrial loans and $382,000 of non-owner occupied commercial properties. At December 31, 2010, the Company had $9.1 million in originated restructured loans, of which $394,000 were accruing and $8.7 million were non-accruing and considered impaired. The majority of originated restructured loans were real estate construction one-to-four family residential loans in the amount of $7.8 million, followed by commercial and industrial loans of $900,000 and non-owner occupied commercial properties of $400,000.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Commercial Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at June 30, 2011 and December 31, 2010 of the purchased impaired loans:

	Cowlitz Bank
	June 30, 2011	December 31, 2010
	(In thousands)
Covered purchased loans:
Commercial business:
Commercial and industrial	$42,045	$44,797
Owner-occupied commercial real estate	20,425	23,216
Non-owner occupied commercial real estate	19,434	22,063

Total commercial business	81,904	90,076
One-to-four family residential	4,326	5,122
Real estate construction and land development:
One-to-four family residential	10,525	10,913
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	10,525	10,913
Consumer	4,682	4,839

Gross impaired purchased covered loans	101,437	110,950
Non-covered purchased loans:
Consumer	518	676

Total impaired purchased loans	$101,955	$111,626

The total balance of subsequent advances on the purchased impaired covered loans was $10.3 million and $6.0 million as of June 30, 2011 and December 31, 2010, respectively.

	Pierce Commercial Bank
	June 30, 2011	December 31, 2010
	(In thousands)
Non-covered purchased loans:
Commercial business:
Commercial and industrial	$44,529	$54,845
Owner-occupied commercial real estate	7,780	7,759
Non-owner occupied commercial real estate	8,703	8,927

Total commercial business	61,012	71,531
One-to-four family residential	3,772	5,178
Real estate construction and land development:
One-to-four family residential	11,184	11,925
Five or more family residential and commercial properties	4,315	4,333

Total real estate construction and land development	15,499	16,258
Consumer	9,787	11,506

Gross impaired purchased non-covered loans	$90,070	$104,473

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased impaired loans exceed the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loan.

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank impaired purchased loans for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(in thousands)
Balance at the beginning of period	$25,485	$10,251	$20,082	$10,943
Accretion	(3,370)	(1,731)	(5,438)	(2,856)
Disposals and other	(462)	1,219	1,056	1,652
Change in accretable yield	569	6,536	6,522	6,536

Balance at the end of period	$22,222	$16,275	$22,222	$16,275

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and six months ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Balance at the beginning of period	$21,382	$24,797	$22,062	$26,164
Loans charged off	(1,552)	(1,736)	(5,546)	(7,173)
Recoveries of loans charged off	186	57	905	377
Provision charged to operations	1,995	3,150	4,590	6,900

Balance at the end of period	$22,011	$26,268	$22,011	$26,268

A summary of the changes in the purchased loans’ allowance for loan losses for the three and six months ended June 30, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	Purchased Covered	Purchased Non-Covered	Purchased Covered	Purchased Non-Covered
	(in thousands)
Balance at the beginning of period	$1,512	$266	$—	$—
Provision charged to operations	1,004	525	2,516	791

Balance at the end of period	$2,516	$791	$2,516	$791

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and six months ended June 30, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses for the three month ended June 30, 2011:
Beginning balance	$10,585	$2,410	$2,796	$407	$3,726	$1,817	$777	$642	$23,160
Charge-offs	(1,237)	—	—	—	(147)	(153)	(15)	—	(1,552)
Recoveries	77	—	—	—	—	103	6	—	186
Provisions	1,612	283	518	140	686	(71)	330	26	3,524

Ending balance	11,037	2,693	3,314	547	4,265	1,696	1,098	668	25,318
Allowance for loan losses for the six month ended June 30, 2011:
Beginning balance	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,465)	—	—	(15)	(2,053)	(895)	(118)	—	(5,546)
Recoveries	765	—	25	—	—	103	12	—	905
Provisions	2,250	1,019	1,100	62	1,997	1,374	358	(263)	7,897

Ending balance	11,037	2,693	3,314	547	4,265	1,696	1,098	668	25,318

Period-end amount allocated to::
Originated loans individually evaluated for impairment	1,511	107	—	—	1,061	211	99	—	2,989
Originated loans collectively evaluated for impairment	8,402	1,786	2,673	402	2,878	1,485	728	668	19,022
Purchased other covered loans collectively evaluated for impairment	67	141	2	9	—	—	15	—	234
Purchased other non-covered loans collectively evaluated for impairment	121	75	53	6	—	—	11	—	266
Purchased impaired covered loans collectively evaluated for impairment	777	584	511	74	326	—	10	—	2,282
Purchased impaired non-covered loans collectively evaluated for impairment	159	—	75	56	—	—	235	—	525

Ending balance	$11,037	$2,693	$3,314	$547	$4,265	$1,696	$1,098	$668	$25,318

The purchased loans acquired in the Cowlitz and Pierce Commercial Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC loss-sharing agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC Indemnification Asset. During the three and six months ended June 30, 2011, the Company recorded provision for loan losses related to further credit deterioration of the purchased impaired covered loans of $1.0 million and $2.1 million, respectively. The related increase in the FDIC indemnification asset was $89,000 and $1.2 million, respectively. There were no purchased loans classified as impaired, meaning no purchased loan was individually evaluated for impairment in the table above.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$9,359	$760	$1,829	$—	$6,239	$10,697	$105	$28,989
Originated loans collectively evaluated for impairment	262,954	155,855	217,325	38,704	17,606	31,346	31,342	755,132
Other purchased covered loans collectively evaluated for impairment	10,050	20,801	328	1,479	53	—	2,254	34,965
Other purchased non-covered loans collectively evaluated for impairment	7,340	11,135	7,602	143	—	—	11,705	37,925
Impaired purchased covered loans collectively evaluated for impairment	35,173	19,158	16,681	3,659	5,890	—	4,594	85,155
Impaired purchased non-covered loans collectively evaluated for impairment	$36,540	$6,488	$7,231	$3,281	$3,424	$1,332	$8,043	$66,339

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses allocated to:
Originated loans individually evaluated for impairment	$2,569	$163	$—	$2	$1,664	$201	$—	$—	$4,599
Originated loans collectively evaluated for impairment	7,918	1,511	2,189	498	2,657	913	846	931	17,463

Balance of allowance for loan losses at December 31, 2010	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$8,153	$779	$2,301	$2	$10,227	$5,416	$—	$26,878
Originated loans collectively evaluated for impairment—originated	225,722	158,666	219,417	38,848	18,762	22,995	32,054	716,464
Non-impaired purchased covered loans collectively evaluated for impairment	11,304	22,856	331	1,475	54	—	2,565	38,585
Non-impaired purchased non-covered loans collectively evaluated for impairment	12,830	11,907	11,430	404	—	—	14,230	50,801
Impaired purchased covered loans collectively evaluated for impairment	35,742	22,363	17,245	4,749	5,822	—	4,209	90,130
Impaired purchased non-covered loans collectively evaluated for impairment	$46,108	$6,970	$7,005	$4,582	$3,816	$1,244	$10,523	$80,248

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three and six months ended June 30, 2011 are as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)
Beginning Balance	$16,869	$16,071
Cash payments received from the FDIC	(672)	(674)
FDIC share of additional estimated losses	89	1,310
Net amortization	(1,801)	(2,222)

Balance at June 30, 2011	$14,485	$14,485

NOTE 5. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income:
Net income	$1,685	$855	$2,450	$1,551
Dividends accrued and discount accreted on preferred shares	—	(332)	—	(663)

Net income applicable to common shareholders	1,685	523	2,450	888
Dividends and undistributed earnings allocated to participating securities	5	—	5	—

Earnings allocated to common shareholders	$1,680	$523	$2,445	$888
Basic:
Weighted average common shares outstanding	15,648,496	11,096,841	15,624,412	11,084,405
Less: Restricted stock awards	(185,236)	(85,171)	(168,686)	(77,752)

Total basic weighted average common shares outstanding	15,463,260	11,011,670	15,455,726	11,006,653

Diluted:
Basic weighted average common shares outstanding	15,463,260	11,011,670	15,455,726	11,006,653
Incremental shares from stock options, restricted stock awards and common stock warrant	69,765	50,576	71,498	46,867

Weighted average common shares outstanding	15,533,025	11,062,246	15,527,224	11,053,520

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2011 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 483,927 and 522,620, respectively, as the exercise price was in excess of the market value. For the three and six months ended June 30, 2010 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 537,031 and 544,706, respectively, as the exercise price was in excess of the market value.

(b) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On July 27, 2011, the Company’s Board of Directors declared a dividend of $0.05 per share payable on August 26, 2011, to shareholders of record on August 12, 2011.

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

NOTE 6. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Compensation expense recognized	$514	$285
Related tax benefit recognized	151	70

As of June 30, 2011, the total unrecognized compensation expense related to non-vested stock awards was $1.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.

The fair value of options granted during the six months ended June 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the six months ended June 30, 2011.) The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Six months ended	Weighted Average Risk Free Interest Rate	Expected Term in years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
June 30, 2010	2.45%	6.21	32%	2.72%	$3.84

NOTE 7. Stock Option and Award Activity

The following table summarizes stock option activity for the six months ended June 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	—
Exercised	(50)	11.35
Forfeited or expired	(107,403)	20.19

Outstanding at June 30, 2011	443,071	$18.34	3.9	$156

Exercisable at June 30, 2011	334,314	$19.84	2.7	$104

The total intrinsic value of options exercised during the six months ended June 30, 2011 was $0.

The following table summarizes restricted stock award activity for the six months ended June 30, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	118,304	$18.28
Granted	78,403	14.85
Vested	(22,149)	21.84
Forfeited	(1,740)	16.64

Outstanding at June 30, 2011	172,818	$16.28

NOTE 8. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
U.S. Treasury and U.S. Government agencies	$40,596	$359	$—	$40,955
Municipal securities	24,999	519	(20)	25,498
Corporate securities	10,056	152	—	10,208
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	69,800	1,486	(83)	71,203

Total	$145,451	$2,516	$(103)	$147,864

December 31, 2010
U.S. Treasury and U.S. Government agencies	$41,124	$367	$(62)	$41,429
Municipal securities	20,237	169	(193)	20,213
Corporate securities	10,097	182	(3)	10,276
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	1,034	(171)	53,257

Total	$123,852	$1,752	$(429)	$125,175

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011
U.S. Treasury and U.S. Government agencies	$1,827	$159	$—	$1,986
Municipal securities	3,672	157	(2)	3,827
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,958	296	—	6,254
Private residential collateralized mortgage obligations	1,718	204	(91)	1,831

Total	$13,175	$816	$(93)	$13,898

December 31, 2010
U.S. Treasury and U.S. Government agencies	$1,858	$93	$—	$1,951
Municipal securities	3,410	100	(19)	3,491
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,592	208	—	6,800
Private residential collateralized mortgage obligations	1,908	250	(110)	2,048

Total	$13,768	$651	$(129)	$14,290

Available for sale and held to maturity investments with unrealized losses as of June 30, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal securities	4,133	22	—	—	4,133	22
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	4,577	83	5	—	4,582	83
Private residential collateralized mortgage obligations	271	3	721	88	992	91

Total temporarily impaired securities	$8,981	$108	$726	$88	$9,707	$196

Available for sale and held to maturity investments with unrealized losses as of December 31, 2010, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$10,651	$62	$—	$—	$10,651	$62
Municipal securities	13,575	212	—	—	13,575	212
Corporate securities	2,067	3	—	—	2,067	3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,968	171	—	—	10,968	171
Private residential collateralized mortgage obligations	681	7	736	103	1,417	110

Total temporarily impaired securities	$37,942	$455	$736	$103	$38,678	$558

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large pricing spreads in the market for mortgage-related securities. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,512	$25,711
Due after one year through three years	28,570	28,950
Due after three years through five years	1,982	1,995
Due after five through ten years	29,378	29,919
Due after ten years	60,009	61,289

Totals	$145,451	$147,864

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$95	$95
Due after one year through three years	625	653
Due after three years through five years	1,328	1,415
Due after five years through ten years	3,016	3,215
Due after ten years	8,111	8,520

Totals	$13,175	$13,898

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the six months ended June 30, 2011, four private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $20,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $45,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 7.67%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments on held to maturity securities during the six months ended June 30, 2011:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2010	$2,317	$1,080	$1,237
Additions:
Initial impairments	7	—	7
Subsequent impairments	57	20	37

June 30, 2011	$2,381	$1,100	$1,281

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of June 30, 2011 were as follows:

Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	Current Ratings
								AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	937	261	256	(5)	(58)	19	642	1%	—	—	2%	97%
Prime	2,452	1,457	1,575	118	(169)	26	639	3%	3%	4%	5%	85%

Totals	$3,389	$1,718	$1,831	$113	$(227)	$45	$1,281	3%	2%	4%	5%	86%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level three valuation assumptions were used to determine the fair value of the held-to-maturity securities in the Fund.

NOTE 9. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At June 30, 2011 and December 31, 2010, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million and $1.4 million, respectively. At June 30, 2011 and December 31, 2010, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the six months ended June 30, 2011, and June 30, 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

The Company’s annual impairment test was performed during the quarter ended December 31, 2010, and will be conducted during the quarter ending December 31, 2011. For the quarter ended June 30, 2011, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill.

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

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered at June 30, 2011, and December 31, 2010, for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$31,069	$31,069	$37,179	$37,179
Interest earning deposits	86,323	86,323	129,822	129,822
Federal funds sold	—	—	1,990	1,990
Investment securities available for sale	147,864	147,864	125,175	125,175
Investment securities held to maturity	13,175	13,898	13,768	14,290
Federal Home Loan Bank stock	5,594	5,594	5,594	5,594
Loans receivable and loans held for sale, net of allowance	982,236	1,003,478	980,485	989,968

Financial Liabilities
Deposits:
Savings, money market and demand	754,530	754,530	733,335	733,335
Time certificates	353,190	354,946	402,941	404,676

Total deposits	$1,107,720	$1,109,476	$1,136,276	$1,138,011

Securities sold under agreement to repurchase	$17,272	$17,272	$19,027	$19,027

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$40,955	$—	$40,955	$—
Municipal securities	25,498	—	25,498	—
Corporate securities	10,208	—	10,208	—
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S Government agencies	71,203	—	71,203	—

Total	$147,864	$—	$147,864	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 and year ended December 31, 2010 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at June 30, 2011				Six Months Ended June 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$7,977	$—	$—	$7,977	$3,819
Investment securities held to maturity (2):
Mortgage back securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	118	—	—	118	45
Other real estate owned (3)	1,006	—	—	1,006	233

Total	$9,101	$—	$—	$9,101	$4,097

(1)	As of June 30, 2011, a specific reserve of $3.0 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $206,000 were written down to their fair value of $142,000 resulting in an impairment charge of $45,000 to non-interest expense for the six months ended June 30, 2011. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Loans with a carrying amount of $1.2 million were written down to their fair value of $1.0 million when they were transferred to other real estate owned during the six months ended June 30, 2011. The resulting losses, to the extent they impacted the provision for loan losses for the six months ended June 30, 2011, are included in total losses for loans receivable for the six months ended June 30, 2011 shown above.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$41,429	$—	$41,429	$—
Municipal securities	20,213	—	20,213	—
Corporate securities	10,276	—	10,276	—
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S Government agencies	53,257	—	53,257	—

Total	$125,175	$—	$125,175	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010, and the total losses resulting from these fair value adjustments for the year ended December 31, 2010.

	Fair Value at December 31, 2010				Twelve Months Ended December 31, 2010
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable (1)	$13,486	$—	$—	$13,486	$6,118
Investment securities held to maturity (2):
Mortgage back securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	96	—	—	96	298
Other real estate owned (3)	3,030	—	—	3,030	264

Total	$16,612	$—	$—	$16,612	$6,680

(1)	At December 31, 2010, a specific reserve of $4.6 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loan’s collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $394,000 were written down to their fair value of $76,000 resulting in an impairment charge of $298,000 to noninterest expense for the twelve months ended December 31, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.
(3)	Loans with a carrying amount of $4.4 million were written down to their fair value of $3.0 million when they were transferred to other real estate owned during the twelve months ended December 31, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the twelve months ended December 31, 2010, are included in total losses for loans receivable for the twelve months ended December 31, 2010 shown above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2011. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At June 30, 2011, we had total assets of $1.34 billion and total stockholders’ equity of $205.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three and six months ended June 30, 2011, non-interest income consisted of service charges on deposits, merchant Visa income, gains on the sale of loans, change in the FDIC indemnification asset and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to common shareholders was $0.11 per diluted common share for the three months ended June 30, 2011 compared to $0.05 per diluted common share for the three months ended June 30, 2010. Net income for the three months ended June 30, 2011 was $1.7 million compared to net income of $855,000 for the same period in 2010. The increase was the result of a $7.4 million increase in net interest income partially offset by a $374,000 increase in the provision for loan losses, a $1.3 million decrease in non-interest income and a $4.7 million increase in non-interest expense. Net income available to common shareholders was $0.16 per diluted common share for the six months ended June 30, 2011 compared to $0.08 per diluted common share for the six months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $2.5 million compared to net income of $1.6 million for the same period in 2010. The increase was the result of a $12.3 million increase in net interest income and a $130,000 increase in non-interest income partially offset by a $997,000 increase in the provision for loan losses and a $10.4 million increase in non-interest expense. As a result of the increase in non-interest expense, the Company’s efficiency ratio increased to 69.3% for the three months ended June 30, 2011 from 65.7% for the three months ended June 30, 2010 and increased to 70.4% for the six months ended June 30, 2011 from 64.2% for the six months ended June 30, 2010. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Net Interest Income

Net interest income increased $7.4 million, or 68.6%, to $18.2 million for the three months ended June 30, 2011, compared with $10.8 million in the same period in 2010. Net interest income increased $12.3 million, or 57.5%, to $33.8 million for the six months ended June 30, 2011, compared with $21.4 million in the same period in 2010. The increase in net interest income for both the three and six months ended June 30, 2011 as a result of an increase in interest earning assets from the Cowlitz and Pierce Acquisitions and an increase in the net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended June 30, 2011, increased 133 basis points to 5.93% from 4.60% for the same period in 2010. Net interest income as a percentage of average earning assets (net interest margin) for the six months ended June 30, 2011, increased to 5.50% from 4.59% for the same period in 2010. The increase in net interest margin for the three and six months ended June 30, 2011, was primarily due to increased loan yields as a result of discount accretion on the acquired loan portfolios.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$972,608	$18,829	7.77%	$733,233	$11,903	6.51%
Taxable securities	130,060	768	2.37	100,175	675	2.70
Nontaxable securities	23,914	199	3.34	7,458	78	4.20
Interest earning deposits and Federal funds sold	95,641	61	0.26	93,512	60	0.26
FHLB stock	5,594	—	—	3,566	—	—

Total interest earning assets	$1,227,817	$19,857	6.49	$937,944	$12,716	5.44
Non-interest earning assets	102,237			70,831

Total assets	$1,330,054			$1,008,775

Interest Bearing Liabilities:
Certificates of deposit	$355,101	$1,085	1.23	$294,400	$1,285	1.75
Savings accounts	102,945	104	0.41	83,726	124	0.59
Interest bearing demand and money market accounts	446,029	493	0.44	330,309	520	0.63

Total interest bearing deposits	904,075	1,682	0.75	708,435	1,929	1.09
Securities sold under agreement to repurchase	17,998	20	0.45	13,457	21	0.63

Total interest bearing liabilities	$922,073	$1,702	0.74%	$721,892	$1,950	1.08%
Demand and other non-interest bearing deposits	195,112			122,270
Other non-interest bearing liabilities	7,244			3,318
Preferred stock	—			23,397
Stockholders’ equity	206,625			161,295

Total liabilities and stockholders’ equity	$1,330,054			$1,008,775

Net interest income		$18,155			$10,766
Net interest spread			5.75%			4.35%
Net interest margin			5.93%			4.60%
Average interest earning assets to average interest bearing liabilities			133.16%			129.93%

	For the Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$972,536	$35,401	7.34%	$735,648	$23,873	6.54%
Taxable securities	127,223	1,431	2.27	98,014	1,420	2.92
Nontaxable securities	22,526	378	3.39	7,448	151	4.09
Interest earning deposits and Federal funds sold	108,602	141	0.26	96,006	120	0.25
FHLB stock	5,594	—	—	3,566	—	—

Total interest earning assets	$1,236,481	$37,351	6.09	$940,682	$25,564	5.48
Non-interest earning assets	104,710			70,111

Total assets	$1,341,191			$1,010,793

Interest Bearing Liabilities:
Certificates of deposit	$365,633	$2,310	1.27	$296,125	$2,771	1.89
Savings accounts	103,372	220	0.43	83,548	256	0.62
Interest bearing demand and money market accounts	444,195	1,027	0.47	331,077	1,065	0.65

Total interest bearing deposits	913,200	3,557	0.79	710,750	4,092	1.16
Securities sold under agreement to repurchase	19,242	42	0.44	12,282	41	0.67

Total interest bearing liabilities	$932,442	$3,599	0.78%	$723,032	$4,133	1.15%
Demand and other non-interest bearing deposits	195,471			123,442
Other non-interest bearing liabilities	8,334			3,635
Preferred stock	—			23,503
Stockholders’ equity	204,944			160,684

Total liabilities and stockholders’ equity	$1,341,191			$1,010,793

Net interest income		$33,752			$21,431
Net interest spread			5.31%			4.33%
Net interest margin			5.50%			4.59%
Average interest earning assets to average interest bearing liabilities			132.61%			130.10%

Total interest income increased $7.1 million, or 56.2%, to $19.9 million for the three months ended June 30, 2011, from $12.7 million for the three months ended June 30, 2010. Total interest income increased $11.8 million, or 46.1%, to $37.4 million for the six months ended June 30, 2011, from $25.6 million for the six months ended June 30, 2010. The increases in interest income for the three and six months ended June 30, 2011 was due to a combination of higher balances of average interest earning assets and higher yields on interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $289.9 million, or 30.9%, from $937.9 million for the three months ended June 30, 2010 to $1.23 billion for the three months ended June 30, 2011. The balance of average assets (including nonaccrual loans) increased $295.8 million, or 31.5%, from $1.0 billion for the six months ended June 30, 2010 to $1.34billion for the six months ended June 30, 2011. The increase in average interest earning assets for the three and six months ended June 30, 2011 was primarily due to the Cowlitz and Pierce Acquisitions. The yield on interest earning assets increased 105 basis points from 5.44% for the three months ended June 30, 2010 to 6.49% for the three months ended June 30, 2011 and increased 61 basis points from 5.48% for the six months ended June 30, 2010 to 6.09% for the six months ended June 30, 2011. The increase in the yield on earning assets for the three and six months ended June 30, 2011 reflects the increased loans yields due to discount accretion on the acquired loan portfolios. The effect of discount accretion on loan yields for the three and six months ended June 30, 2011 was approximately 1.32% and 0.87%, respectively. For the three months ended June 30, 2011 and June 30, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 16 basis points and 27 basis points, respectively. For the six months ended June 30, 2011 and June 30, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 30 basis points and 23 basis points, respectively. Originated nonaccrual loans totaled $23.8 million at June 30, 2011 as compared to $32.1 million at June 30, 2010.

.

Total interest expense decreased by $248,000, or 12.7%, to $1.7 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010. Total interest expense decreased by $534,000, or 12.9%, to $3.6 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010. The decreases in interest expense was attributable to lower average rates paid on interest bearing liabilities partially offset by higher balances of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.74% for the three months ended June 30, 2011 from 1.08% for the three months ended June 30, 2010 and the average rate paid on interest bearing liabilities decreased to 0.78% for the six months ended June 30, 2011 from 1.15% for the six months ended June 30, 2010. Total average interest bearing liabilities increased by $200.2 million, or 27.7%, to $922.1 million for the three months ended June 30, 2011 from $721.9 million for the three months ended June 30, 2010. Total average interest bearing liabilities increased by $209.4, or 29.0%, million to $932.4 million for the six months ended June 30, 2011 from $723.0 million for the six months ended June 30, 2010. The increases in average interest bearing liabilities were due primarily to Cowlitz and Pierce Acquisitions. Deposit interest expense decreased $247,000, or 12.8%, to $1.7 million for the three months ended June 30, 2011 compared to $1.9 million for the same quarter last year. Deposit interest expense decreased $535,000, or 13.1%, to $3.6 million for the six months ended June 30, 2011 compared to $4.1 million for the same period last year. The decrease in deposit interest expense for the three and six months ended June 30, 2011 is mostly a result of a 34 and 37 basis point decrease in the average cost of interest-bearing deposits, respectively, reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses increased $374,000, or 11.9%, to $3.5 million for the three months ended June 30, 2011 from $3.2 million for the three months ended June 30, 2010. The provision for loan losses increased $997,000, or 14.5%, to $7.9 million for the six months ended June 30, 2011 from $6.9 million for the six months ended June 30, 2010. The provision for loan losses on originated loans decreased $1.2 million, or 36.7%, to $2.0 million for the three months ended June 30, 2011 from $3.2 million for the three months ended June 30, 2010. The provision for loan losses on originated loans decreased $2.3 million, or 33.5%, to $4.6 million for the six months ended June 30, 2011 from $6.9 million for the six months ended June 30, 2010. The Banks had net charge-offs of $1.4 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010. The ratio of net charge-offs to average total originated loans outstanding was 0.18% for the three months ended June 30, 2011 and 0.22% for the three months ended June 30, 2010. The Banks had net charge-offs of $4.6 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010. The ratio of net charge-offs to average total originated loans outstanding was 0.61% for the six months ended June 30, 2011 and 0.89% for the six months ended June 30, 2010.

The provision for loan losses on purchased loans for the three and six months ended June 30, 2011 totaled $1.5 million and $3.3 million, respectively. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be mostly offset by a corresponding increase in the FDIC indemnification asset recognized within non-interest income. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income. However, the increase in interest income would be offset by a corresponding decrease in the FDIC indemnification asset recognized within non-interest income prospectively.

The Banks have established comprehensive methodologies for determining the provisions for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased slightly by $51,000 to $22.0 million at June 30, 2011 from $22.1 million at December 31, 2010. As of June 30, 2011, we had identified $29.0 million of impaired loans, including $10.5 million of restructured loans. Of those impaired loans, $12.0 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $17.0 million have related allowances for credit losses totaling $3.0 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $22.0 million at June 30, 2011 (2.81% of total originated loans and 86.9% of nonperforming originated loans) appropriate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income decreased $1.3 million, or 60.1%, to $853,000 for the three months ended June 30, 2011 compared to $2.1 million for the same period in 2010. Total non-interest income increased $130,000, or 3.1%, to $4.3 million for the six months ended June 30, 2011 compared to $4.2 million for the same period in 2010. The decrease for the three months ended June 30, 2011 was due substantially to the effects of the change in the FDIC indemnification asset offset by a $196,000 increase in service charges on deposits mostly due to deposits acquired through the Cowlitz and Pierce Acquisitions and a $297,000 increase in other income. The increase for the six months ended June 30, 2011 was due to substantially to a $409,000 increase in service charges on deposits mostly due to deposits acquired through the Cowlitz and Pierce Acquisitions and a $628,000 increase in other income, substantially offset by the effects of the change in the FDIC indemnification asset.

Non-interest Expense

Non-interest expense increased $4.7 million, or 55.5%, to $13.2 million during the quarter ended June 30, 2011 compared to $8.5 million for the quarter ended June 30, 2010 and increased $10.4 million, or 63.0%, to $26.8 million for the six months ended June 30, 2011 compared to $16.5 million for the six months ended June 30, 2010. The increase for the three months ended June 30, 2011 compared to the same period in the prior year was due to increased salaries and benefits expense in the amount of $2.9 million, increased occupancy and equipment expense of $729,000, increased data processing of $220,000, and increased state and local taxes expense of $213,000. The increase for the six months ended June 30, 2011 compared to the same period in the prior year was due to increased salaries and benefits expense in the amount of $5.5 million, increased occupancy and equipment expense of $1.5 million, increased data processing of $623,000, increased other real estate owned expense (including valuation adjustments) of $603,000, increase professional services of $422,000 and increased state and local taxes expense of $352,000. With the exception of expenses relating to other real estate owned, these increases were substantially due to the Cowlitz and Pierce Acquisitions.

The efficiency ratio for the quarter ended June 30, 2011 was 69.3% compared to 65.7% for the same period in the prior year. The efficiency ratio for the six months ended June 30, 2011 was 70.4% compared to 64.2% for the same period in the prior year. While growth strategies are being executed the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies being producing long term results. The increase was mostly related to the increase in non-interest expense resulting from the Cowlitz and Pierce Acquisitions. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Income Tax Expense (Benefit)

The provision for income taxes increased by $201,000 to an expense of $624,000 for the three months ended June 30, 2011 from an expense of $423,000 for the three months ended June 30 2010. The provision for federal income taxes increased by $186,000 to an expense of $909,000 for the six months ended June 30, 2011 from an expense of $723,000 for the six months ended June 30 2010. The Company’s effective tax rate was 27.0% for the three months ended June 30, 2011 compared to 33.1% for the same period in 2010. The Company’s effective tax rate was 27.1% for the six months ended June 30, 2011 compared to 31.8% for the same period in 2010. The decrease in the Company’s effective tax rate is due substantially to an increase in balances of tax exempt securities.

Financial Condition Data

Total assets decreased $29.0 million, or 2.1%, to $1.34 billion as of June 30, 2011 from the December 31, 2010 balance of $1.37 billion due primarily to a decrease in interest earning deposits partially offset by an increase in investment securities. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses increased $1.8 million, or 0.2%, to $981.6 million as of June 30, 2011 from $979.7 million at December 31, 2010 due substantially to increases in originated loans partially offset by decreases in purchased loans. Deposits decreased $28.6 million, or 2.5%, to $1.11 billion as of June 30, 2011 from the December 31, 2010 balance of $1.14 billion mostly due to a decrease in certificates of deposit acquired from Cowlitz and Pierce. Securities sold under agreement to repurchase decreased $1.8 million, or 9.2%, to $17.3 million as of June 30, 2011 from the December 31, 2010 balance of $19.0 million mostly due to decreases in customer balances.

Total stockholders’ equity increased by $3.4 million, or 1.7%, to $205.7 million as of June 30, 2011 from $202.3 million at December 31, 2010 as a result of net income of $2.5 million, a change in fair value of securities available for sale (net of tax) in the amount of $908,000, and stock compensation and earned ESOP in the amount of $433,000 partially offset by a common stock cash dividend of $470,000. The Company’s capital position remains strong at 15.4% of total assets as of June 30, 2011, an increase from 14.8% at December 31, 2010.

Lending Activities

As indicated in the table below, total loans (not including loans held for sale) increased $5.1 million to $1.007 billion at June 30, 2011 from $1.002 billion at December 31, 2010. Total originated loans (not including loans held for sale) increased $40.5 million to $782.5 million at June 30, 2011 from $742.0 million at December 31, 2010.

	At June 30, 2011	% of Total	At December 31, 2010	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$272,313	34.8%	$233,875	31.5%
Owner-occupied commercial real estate	156,615	20.0	159,445	21.5
Non-owner occupied commercial real estate	219,154	28.0	221,718	29.9

Total commercial business	648,082	82.8	615,038	82.9
One-to-four family residential mortgages	38,704	5.0	38,850	5.3
Real estate construction and land development:
One-to-four family residential	23,845	3.0	28,989	3.9
Multifamily residential and commercial properties	42,043	5.4	28,411	3.8

Total real estate construction and land development	65,888	8.4	57,400	7.7
Consumer	31,447	4.0	32,054	4.3

Gross originated loans receivable	784,121	100.2	743,342	100.2
Less: deferred loan fees	(1,624)	(0.2)	(1,323)	(0.2)

Total originated loans	782,497	100.0%	742,019	100.0%

Purchased covered loans	120,120		128,715
Purchased non-covered loans	104,264		131,049

Total loans receivable, net of deferred loan fees	$1,006,881		$1,001,783

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$11,566	$10,841
Real estate construction and land development	12,123	15,642
Consumer	105	—

Total nonaccrual originated loans (1)(2)	23,794	26,483

Restructured originated loans:
Commercial business	382	394
Real estate construction and land development	4,813	—

Total restructured originated loans	5,195	394

Total nonperforming originated loans	28,989	26,877

Other real estate owned	1,911	3,030

Total nonperforming originated assets	$30,900	$29,907

Accruing originated loans past due 90 days or more	$531	$1,221
Potential problem originated loans (3)	47,311	56,088
Allowance for loan losses on originated loans	22,011	22,062
Nonperforming originated loans to total originated loans (4)	3.24%	3.19%
Allowance for loan losses to total originated loans	2.81%	2.97%
Allowance for loan losses to nonperforming originated loans (4)	86.93%	93.16%
Nonperforming originated assets to total originated assets (4)	2.44%	2.41%

(1)	At June 30, 2011 and December 31, 2010, nonaccrual loans of $5.3 million and $8.7 million, respectively, were considered troubled debt restructurings.
(2)	$3.7 million and $3.2 million of nonaccrual loans were guaranteed by government agencies at June 30, 2011 and December 31 2010, respectively.
(3)	$4.8 million and $5.9 million of potential problem originated loans were guaranteed by government agencies at June 30, 2011 and December 31 2010, respectively.
(4)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets increased to $30.9 million, or 2.44% of total originated assets, at June 30, 2011 from $29.9 million, or 2.41% of total originated assets, at December 31, 2010 due to an increase in nonperforming originated loans which was partially offset by a decrease other real estate owned. During the six months ended June 30, 2011, there were $4.6 million in net charge-offs of which $1.7 million related to nonperforming commercial loans and $2.8 million related to nonperforming construction loans. In addition, nonperforming construction loan balances totaling $1.3 million were transferred to other real estate owned during the six months ended June 30, 2011. This increase in total nonperforming originated loans was due largely to a $4.8 million addition to nonperforming originated loans of a restructured commercial construction and land development loan. Potential problem originated loans as of June 30, 2011 and December 31, 2011 were $47.3 million and $56.1 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan and lease losses (“ALLL”) to provide for estimated credit losses inherent in the loan portfolio. The adequacy of the ALLL is monitored through our ongoing quarterly loan quality assessments.

We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	Historical loss experience in a number of homogeneous classes of the loan portfolio;

•	The impact of environmental factors, including:

•	Levels of and trends in delinquencies and impaired loans;

•	Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	Experience, ability, and depth of lending management and other relevant staff;

•	National and local economic trends and conditions;

•	External factors such as competition, legal, and regulatory requirements; and

•	Effects of changes in credit concentrations.

We calculate an appropriate ALLL for the non-classified and classified performing loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALLL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

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

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Three Months Ended,		Six Months Ended,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total loans outstanding at end of period (1)	$782,497	$761,181	$782,497	$761,181
Average total loans outstanding during period (1)	771,923	758,791	765,893	761,832
Allowance balance at beginning of period	21,382	24,797	22,062	26,164
Provision for loan losses	1,995	3,150	4,590	6,900
Charge offs:
Commercial	(1,237)	(103)	(2,465)	(3,082)
Real estate mortgages	—	—	(15)	—
Real estate construction	(300)	(1,625)	(2,948)	(4,053)
Consumer	(15)	(8)	(118)	(38)

Total charge offs	(1,552)	(1,736)	(5,546)	(7,173)

Recoveries:
Commercial	77	2	790	118
Real estate mortgages	—	—	—	—
Real estate construction	103	45	103	235
Consumer	6	10	12	24

Total recoveries	186	57	905	377

Net charge offs	(1,366)	(1,679)	(4,641)	(6,796)

Allowance balance at end of period	$22,011	$26,268	$22,011	$26,268

Allowance for loan losses to total loans	2.81%	3.45%	2.81%	3.45%
Ratio of net charge offs during period to average total loans outstanding	(0.18)%	(0.22)%	(0.61)%	(0.89)%

(1)	Excludes loans held for sale.

The allowance for loan losses for originated loans at June 30, 2011 decreased $51,000 to $22.0 million from $22.1 million at December 31, 2010. The decrease was due to net charge-offs exceeding the provision for loan losses during the six months ended June 30, 2011 and a decrease in potential problem originated loans, partially offset by increases in originated loans receivable and nonperforming originated loans. Nonperforming originated loans to total originated loans increased to 3.24% at June 30, 2011 from 3.19% at December 31, 2010 and the allowance for loan losses to nonperforming originated loans decreased to 86.9% at June 30, 2011 from 93.2% at December 31, 2010. Potential problem originated loans decreased $8.8 million to $47.3 million at June 30, 2011 from $56.1 million at December 31, 2010. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable and inherent risks of loss in the loan portfolio at June 30, 2011.

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

As indicated in the table below, total deposits decreased slightly and were $1.1 billion at June 30, 2011 and December 31, 2010.

	June 30, 2011	% of Total	December 31, 2010	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$193,815	17.5%	$194,583	17.1%
NOW accounts	311,324	28.1	287,247	25.3
Money market accounts	148,401	13.4	150,953	13.3
Savings accounts	100,990	9.1	100,552	8.8

Total non-maturity deposits	754,530	68.1	733,335	64.5
Certificate of deposit accounts	353,190	31.9	402,941	35.5

Total deposits	$1,107,720	100.0%	$1,136,276	100.0%

Since December 31, 2010, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $21.2 million to $754.5 million and certificate of deposit accounts have decreased $50.0 million to $353.2 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 31.9% at June 30, 2011 from 35.5% at December 31, 2010. The decrease in certificate of deposit accounts was due primarily to a decrease in certificates of deposit accounts related to the Cowlitz and Pierce Acquisitions.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company is utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30 2011, the Banks had securities sold under agreements to repurchase totaling $17.3 million, a decrease of $1.8 million from $19.0 million at December 31, 2010.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2011, cash and cash equivalents totaled $117.4 million, or 8.8% of total assets and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $25.7 million, or 1.9% of total assets. At June 30, 2011, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $179.7 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $67.1 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of June 30, 2011. There were no borrowings outstanding other than repurchase agreements as of June 30, 2011.

Stockholders’ equity at June 30, 2011was $205.7 million compared with $202.3 million at December 31, 2010. During the six months ended June 30, 2011, the Company realized net income of $2.5 million, recorded $908,000 in unrealized gains on securities available for sale (net of tax), realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $433,000 and paid common stock dividends of $470,000.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of June 30, 2011 and December 31, 2010, Heritage Bank and Central Valley Bank were classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of June 30, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$39,459	3.0%	$65,766	5.0%	$189,567	14.4%
Tier 1 capital to risk-weighted assets	37,224	4.0	55,836	6.0	189,567	20.4
Total capital to risk-weighted assets	74,448	8.0	93,060	10.0	201,368	21.6
Heritage Bank
Tier 1 leverage capital to average assets	34,525	3.0	57,541	5.0	149,137	13.0
Tier 1 capital to risk-weighted assets	32,640	4.0	48,960	6.0	149,137	18.3
Total capital to risk-weighted assets	65,280	8.0	81,600	10.0	159,492	19.6
Central Valley Bank
Tier 1 leverage capital to average assets	4,916	3.0	8,193	5.0	17,035	10.4
Tier 1 capital to risk-weighted assets	4,571	4.0	6,856	6.0	17,035	14.9
Total capital to risk-weighted assets	9,141	8.0	11,427	10.0	18,478	16.2
As of December 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$40,315	3%	$67,192	5%	$186,925	13.9%
Tier 1 capital to risk-weighted assets	37,020	4	55,530	6	186,925	20.2
Total capital to risk-weighted assets	74,040	8	92,550	10	198,635	21.5
Heritage Bank
Tier 1 leverage capital to average assets	35,487	3	59,146	5	146,643	12.4
Tier 1 capital to risk-weighted assets	32,901	4	49,351	6	146,643	17.8
Total capital to risk-weighted assets	65,802	8	82,252	10	157,040	19.1
Central Valley Bank
Tier 1 leverage capital to average assets	4,841	3	8,068	5	15,925	9.9
Tier 1 capital to risk-weighted assets	4,100	4	6,150	6	15,925	15.5
Total capital to risk-weighted assets	8,200	8	10,249	10	17,220	16.8

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On July 27, 2011, the Company’s Board of Directors declared a dividend of $0.05 per share payable on August 26, 2011, to shareholders of record on August 12, 2011.

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

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation (1)

3.2	Bylaws of the Company (2)

4.2	Warrant for purchase (3)

10.1	1998 Stock Option and Restricted Stock Award Plan (4)

10.2	1997 Stock Option and Restricted Stock Award Plan (5)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (6)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (7)

10.5	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007 (8)

10.6	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010 (8)

10.7	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (9)

10.8	Annual Incentive Compensation Plan (12)

10.9	2010 Omnibus Equity Plan (11)

14.0	Code of Ethics and Conduct Policy (10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text(13)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(12)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.
(13)	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: August 4, 2011	/s/ BRIAN L. VANCE
Brian L. Vance President and Chief Executive Officer (Duly Authorized Officer)

/s/ DONALD J. HINSON
Donald J. Hinson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text