Form 10-Q
period 2011-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2011-11-03
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 18, 2011 there were 15,583,141 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

		Page
PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2011 and 2010	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II.	Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	50

Item 4.	[Removed and reserved]	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	Signatures	52

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

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash on hand and in banks	$30,081	$37,179
Interest earning deposits	121,921	129,822
Federal funds sold	—	1,990
Investment securities available for sale	141,747	125,175
Investment securities held to maturity (market value of $13,358 and $14,290)	12,446	13,768
Loans held for sale	922	764
Originated loans receivable	802,941	742,019
Less: Allowance for loan losses	(22,387)	(22,062)

Originated loans receivable, net	780,554	719,957
Purchased covered loans receivable, net of allowance for loan losses of ($3,682 and $0)	111,392	128,715
Purchased non-covered loans receivable, net of allowance for loan losses of ($2,366 and $0)	92,364	131,049

Total loans receivable, net	984,310	979,721
FDIC indemnification asset	12,079	16,071
Other real estate owned ($588 & $0 covered by FDIC loss share, respectively)	2,590	3,030
Premises and equipment, at cost, net	22,788	21,750
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	5,137	4,626
Prepaid expenses and other assets	11,432	8,974
Deferred income taxes, net	3,411	4,255
Intangible assets, net	1,620	1,953
Goodwill	13,012	13,012

Total assets	$1,369,090	$1,367,684

Liabilities and Stockholders’ Equity
Deposits	$1,137,445	$1,136,276
Securities sold under agreement to repurchase	18,770	19,027
Accrued expenses and other liabilities	6,760	10,102

Total liabilities	1,162,975	1,165,405
Stockholders’ equity:
Common stock, no par, 50,000,000 shares authorized; 15,583,141 and 15,568,471 shares outstanding at September 30, 2011 and December 31, 2010, respectively	127,780	128,436
Unearned compensation – ESOP and other	(116)	(182)
Retained earnings	76,681	73,648
Accumulated other comprehensive income , net	1,770	377

Total stockholders’ equity	206,115	202,279

Total liabilities and stockholders’ equity	$1,369,090	$1,367,684

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$17,850	$14,053	$53,252	$37,927
Taxable interest on investment securities	792	629	2,223	2,049
Nontaxable interest on investment securities	214	146	592	297
Interest on federal funds sold and interest bearing deposits	65	112	206	232

Total interest income	18,921	14,940	56,273	40,505
INTEREST EXPENSE:
Deposits	1,604	2,238	5,161	6,330
Other borrowings	18	23	61	64

Total interest expense	1,622	2,261	5,222	6,394

Net interest income	17,299	12,679	51,051	34,111
Provision for loan losses	395	2,195	4,985	9,095
Provision for loan losses on purchased loans	2,821	—	6,128	—

Net interest income after provision for loan losses	14,083	10,484	39,938	25,016
NON-INTEREST INCOME:
Gains on bank acquisition	—	438	—	438
Gains on sales of loans, net	58	26	245	127
Service charges on deposits	1,332	1,212	3,847	3,318
Merchant Visa income	754	823	2,184	2,333
Change in FDIC indemnification asset	(1,666)	—	(2,578)	—
Other income	383	367	1,495	850

Total non-interest income	861	2,866	5,193	7,066
NON-INTEREST EXPENSE:
Impairment loss on investment securities	28	28	93	291
Less: Portion recorded as other comprehensive income	—	—	(20)	(18)

Impairment loss on investment securities, net	28	28	73	273
Salaries and employee benefits	6,495	5,191	20,207	13,406
Occupancy and equipment	1,749	1,250	5,314	3,268
Data processing	553	549	2,011	1,385
Marketing	390	261	1,084	895
Merchant Visa	622	680	1,793	1,937
Professional services	517	598	1,564	1,222
State and local taxes	290	295	1,015	668
Federal deposit insurance premium	384	423	1,272	1,125
Other real estate owned	31	5	596	(33)
Other expense	1,348	1,004	4,305	2,597

Total non-interest expense	12,407	10,284	39,234	26,743

Income before income taxes	2,537	3,066	5,897	5,339
Income tax expense	701	1,024	1,611	1,746

Net income	$1,836	$2,042	$4,286	$3,593

Dividends accrued and discount accreted on preferred shares	—	332	—	995
Net income applicable to common shareholders	$1,836	$1,710	$4,286	$2,598

Earnings per share:
Basic	$0.12	$0.16	$0.28	$0.24
Diluted	$0.12	$0.15	$0.28	$0.23
Dividends declared per common share:	$0.05	$—	$0.08	$—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP and other	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2010	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted stock awards issued	81	—	—	—	—	—
Restricted stock awards canceled	(3)	—	—	—	—	—
Stock option compensation expense	—	121	—	—	—	121
Exercise of stock options (including tax benefits from nonqualified stock options)	—	1	—	—	—	1
Share based payment and earned ESOP	6	615	66	—	—	681
Tax provision associated with share based payment and unallocated ESOP	—	(153)	—	—	—	(153)
Common stock repurchase	(69)	(790)	—	—	—	(790)
Net income	—	—	—	4,286	—	4,286
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	1,308	1,308
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	(13)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	98	98
Repurchase of warrant issued to U.S. Treasury	—	(450)	—	—	—	(450)
Cash dividends declared on common stock	—	—	—	(1,253)	—	(1,253)

Balance at September 30, 2011	15,583	$127,780	$(116)	$76,681	$1,770	$206,115

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income	2011	2010	2011	2010
Net income	$1,836	$2,042	$4,286	$3,593
Change in fair value of securities available for sale, net of tax of $520, $131, $695 and $509	400	244	1,294	945
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $8 and $0	—	—	14	—
Other-than-temporary impairment on securities held-to-maturity, net of tax of $0, $0, $(7) and $(6)	—	—	(13)	(12)
Accretion of other-than-temporary impairment in securities held-to-maturity, net of tax of $18, $18, $53 and $93	34	34	98	173

Comprehensive income	$2,270	$2,320	$5,679	$4,699

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,286	$3,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255	1,226
Deferred loan fees, net of amortization	249	(94)
Provision for loan losses	11,031	9,095
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(2,470)	(19)
Recognition of compensation related to ESOP shares and share based payment	681	383
Stock option compensation expense	122	159
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	153	6
Amortization of intangible assets	333	115
Deferred income tax	94	20
Gain on FDIC assisted bank acquisition, net	—	(285)
(Gain) loss on sale of investment securities	(23)	44
Impairment loss on investment securities	73	273
Origination of loans held for sale	(11,331)	(11,402)
Gain on sale of loans	(244)	(101)
Proceeds from sale of loans	11,417	11,201
Valuation adjustment on other real estate owned	595	—
Loss (gain) on sale of other real estate owned	75	(140)
Loss (gain) on sale of premises and equipment	1	(1)

Net cash provided by operating activities	16,297	14,073

Cash flows from investing activities:
Loans originated, net of principal payments	(18,965)	14,426
Maturities of investment securities available for sale	21,159	13,766
Maturities of investment securities held to maturity	1,805	1,711
Purchase of investment securities available for sale	(36,144)	(8,852)
Purchase of investment securities held to maturity	(271)	(2,296)
Purchase of premises and equipment	(2,414)	(1,450)
Proceeds from sales of other real estate owned	2,866	1,931
Proceeds from sales of premises and equipment	—	445
Proceeds from sales of securities available for sale	412	1,105
Net cash acquired in acquisition	—	144,862

Net cash (used in) provided by investing activities	(31,552)	165,648

Cash flows from financing activities:
Net increase (decrease) in deposits	1,169	(116,002)
Net increase in other borrowed funds	—	2,188
Preferred stock cash dividends paid	—	(900)
Common stock cash dividends paid	(1,253)	—
Net (decrease) increase in securities sold under agreement to repurchase	(257)	5,247
Proceeds from exercise of stock options	—	202
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(153)	(6)
Repurchase of common stock	(790)	—
Repurchase of common stock warrants	(450)	—

Net cash used in financing activities	(1,734)	(109,271)

Net (decrease) increase in cash and cash equivalents	(16,989)	70,450

Cash and cash equivalents at beginning of period	168,991	107,231

Cash and cash equivalents at end of period	$152,002	$177,681

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,334	$6,363
Cash paid for income taxes	5,985	1,283
Loans transferred to other real estate owned	$3,096	$3,007
Assets acquired (liabilities assumed) in acquisition:
Investment securities	$—	$33,660
Loans covered by loss sharing	—	142,974
Loans not covered by loss sharing	—	2,334
Federal Home Loan Bank stock	—	1,187
Accrued interest receivable	—	738
FDIC indemnification asset	—	16,084
Core deposit intangible	—	1,678
Other assets	—	1,237
Deposits	—	(343,894)
Deferred tax liability	—	(153)
Other liabilities	—	(422)

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

NOTE 1. Description of Business and Basis of Presentation

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The Banks are Washington-chartered commercial banks and their deposits are insured by the FDIC under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-six branch offices located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which became branches of Heritage Ban and it also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which became a branch of Heritage Bank. The Cowlitz Acquisition and the Pierce Commercial Acquisition are collectively referred to as the “Cowlitz and Pierce Acquisitions.”

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles, or GAAP, for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“2010 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

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

(d) Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, provides an update for factors to be considered when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 provides that a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession; and (2) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011 (third quarter of 2011), and was applied retrospectively to the beginning of the year. The Company’s adoption of this guidance changed its disclosures but did not have a significant impact on its consolidated financial statements. See Note 2 for the related disclosures.

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

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. In October 2011, the FASB announced they are considering deferring certain provisions in ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-08, Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, was issued September 2011 and allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of the reporting unit. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

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

Originated loans receivable at September 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$280,692	$233,875
Owner-occupied commercial real estate	162,088	159,445
Non-owner occupied commercial real estate	221,822	221,718

Total commercial business	664,602	615,038
One-to-four family residential	37,783	38,850
Real estate construction and land development:
One-to-four family residential	23,327	28,989
Five or more family residential and commercial properties	47,256	28,411

Total real estate construction and land development	70,583	57,400
Consumer	31,545	32,054

Gross originated loans receivable	804,513	743,342
Deferred loan fees	(1,572)	(1,323)

Total originated loans receivable	$802,941	$742,019

Loans acquired in a business acquisition are designated as “purchased” loans. Purchased loans subject to loss-sharing agreements with the FDIC are identified as “covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly Statement of Financial Accounting Standards (“SFAS”) 91 Nonrefundable fees and Other Costs. These loans are identified as “other” loans. Funds advanced on the covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased impaired covered loans was $11.2 million and $6.0 million as of September 30, 2011 and December 31, 2010, respectively.

The recorded investment of purchased covered loans receivable at September 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$41,700	$47,046
Owner-occupied commercial real estate	39,261	45,219
Non-owner occupied commercial real estate	16,325	17,576

Total commercial business	97,286	109,841
One-to-four family residential	5,127	6,224
Real estate construction and land development:
One-to-four family residential	6,023	5,876
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	6,023	5,876
Consumer	6,638	6,774

Total purchased loans receivable	115,074	128,715
Allowance for loan losses	(3,682)	—

Purchased loans receivable, net	$111,392	$128,715

The September 30, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased covered loans accounted for under FASB ASC 310-30 was $82.8 million and $90.1 million, respectively. The gross recorded investment balance of other purchased covered loans was $32.2 million and $38.6 million at September 30, 2011 and December 31, 2010, respectively.

The recorded investment of purchased non-covered loans receivable at September 30, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	September 30, 2011	December 31, 2010
	(In thousands)
Commercial business:
Commercial and industrial	$39,536	$58,938
Owner-occupied commercial real estate	16,997	18,877
Non-owner occupied commercial real estate	14,008	18,435

Total commercial business	70,541	96,250
One-to-four family residential	3,145	4,986
Real estate construction and land development:
One-to-four family residential	1,304	3,816
Five or more family residential and commercial properties	965	1,244

Total real estate construction and land development	2,269	5,060
Consumer	18,775	24,753

Total purchased loans receivable	94,730	131,049
Allowance for loan losses	(2,366)	—

Purchased loans receivable, net	$92,364	$131,049

The September 30, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $59.2 million and $80.2 million, respectively. The recorded investment balance of other purchased non-covered loans was $35.5 million and $50.8 million at September 30, 2011 and December 31, 2010, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of September 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

The following tables present the balance of the originated loans receivable by credit quality indicator as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$247,827	$3,201	$29,225	$439	$280,692
Owner-occupied commercial real estate	157,091	2,081	2,916	—	162,088
Non-owner occupied commercial real estate	214,373	2,074	5,375	—	221,822

Total commercial business	619,291	7,356	37,516	439	664,602
One-to-four family residential	37,249	—	534	—	37,783
Real estate construction and land development:
One-to-four family residential	11,157	2,892	9,278	—	23,327
Five or more family residential and commercial properties	33,967	—	13,289	—	47,256

Total real estate construction and land development	45,124	2,892	22,567	—	70,583
Consumer	31,312	—	134	99	31,545

Gross originated loans	$732,976	$10,248	$60,751	$538	$804,513

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$200,583	$2,615	$29,872	$805	$233,875
Owner-occupied commercial real estate	154,890	913	3,642	—	159,445
Non-owner occupied commercial real estate	206,177	12,991	2,550	—	221,718

Total commercial business	561,650	16,519	36,064	805	615,038
One-to-four family residential	38,000	—	848	2	38,850
Real estate construction and land development:
One-to-four family residential	9,948	2,317	16,724	—	28,989
Five or more family residential and commercial properties	18,901	793	8,717	—	28,411

Total real estate construction and land development	28,849	3,110	25,441	—	57,400
Consumer	31,877	—	177	—	32,054

Gross originated loans	$660,376	$19,629	$62,530	$807	$743,342

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of September 30, 2011 and December 31, 2010 were $39.0 million and $56.1 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $4.3 million and $5.9 million as of September 30, 2011 and December 31, 2010, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the other purchased covered and non-covered loans receivable by credit quality indicator as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$13,220	$120	$591	$—	$13,931
Owner-occupied commercial real estate	30,943	—	589	—	31,532
Non-owner occupied commercial real estate	6,149	501	443	—	7,093

Total commercial business	50,312	621	1,623	—	52,556
One-to-four family residential	1,574	—	—	—	1,574
Real estate construction and land development:
One-to-four family residential	52	—	—	—	52
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	52	—	—	—	52
Consumer	13,283	—	277	—	13,560

Gross other purchased covered loans	$65,221	$621	$1,900	$—	$67,742

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(in thousands)
Commercial business:
Commercial and industrial	$23,833	$261	$40	$—	$24,134
Owner-occupied commercial real estate	34,365	—	398	—	34,763
Non-owner occupied commercial real estate	11,186	575	—	—	11,761

Total commercial business	69,384	836	438	—	70,658
One-to-four family residential	1,879	—	—	—	1,879
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	54	—	—	—	54
Consumer	16,795	—	—	—	16,795

Gross other purchased covered loans	$88,112	$836	$438	$—	$89,386

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011(1)	December 31, 2010(1)
	(In thousands)
Commercial business:
Commercial and industrial	$7,682	$8,155
Owner-occupied commercial real estate	164	779
Non-owner occupied commercial real estate	1,423	1,907

Total commercial business	9,269	10,841
One-to-four family residential	1	—
Real estate construction and land development:
One-to-four family residential	5,618	10,226
Five or more family residential and commercial properties	10,674	5,416

Total real estate construction and land development	16,292	15,642
Consumer	211	—

Gross originated loans	$25,773	$26,483

(1)	$2.1 million and $3.2 million of nonaccrual originated loans were guaranteed by governmental agencies at September 30, 2011 and December 31, 2010, respectively.

There was a recorded investment balance of $277,000 and $86,000 related to nonaccrual consumer and commercial and industrial loans, respectively, recorded in the other purchased loan categories as of September 30, 2011. There were no nonaccrual loans recorded in the other purchased loan categories as of December 31, 2010.

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of September 30, 2011 and December 31, 2010 are as follows.

	September 30, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$1,206	$6,091	$7,297	$273,395	$280,692	$900
Owner-occupied commercial real estate	—	399	399	161,689	162,088	235
Non-owner occupied commercial real estate	—	778	778	221,044	221,822	—

Total commercial business	1,206	7,268	8,474	656,128	664,602	1,135
One-to-four family residential	—	—	—	37,783	37,783	—
Real estate construction and land development:
One-to-four family residential	184	5,619	5,803	17,524	23,327	—
Five or more family residential and commercial properties	—	10,296	10,296	36,960	47,256	—

Total real estate construction and land development	184	15,915	16,099	54,484	70,583	—
Consumer	447	142	589	30,956	31,545	1

Gross originated loans	$1,837	$23,325	$25,162	$779,351	$804,513	$1,136

	December 31, 2010
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$2,585	$3,562	$6,147	$227,728	$233,875	$199
Owner-occupied commercial real estate	187	1,373	1,560	157,885	159,445	594
Non-owner occupied commercial real estate	3,396	1,201	4,597	217,121	221,718	—

Total commercial business	6,168	6,136	12,304	602,734	615,038	793
One-to-four family residential	624	47	671	38,179	38,850	47
Real estate construction and land development:
One-to-four family residential	—	2,844	2,844	26,145	28,989	381
Five or more family residential and commercial properties	941	5,416	6,357	22,054	28,411	—

Total real estate construction and land development	941	8,260	9,201	48,199	57,400	381
Consumer	42	—	42	32,012	32,054	—

Gross originated loans	$7,775	$14,443	$22,218	$721,124	$743,342	$1,221

The balances of other purchased past due loans, segregated by segments and classes of loans, as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 Days and Still Accruing
	(in thousands)
Commercial business:
Commercial and industrial	$23	$86	$109	$13,822	$13,931	$—
Owner-occupied commercial real estate	153	—	153	31,379	31,532	—
Non-owner occupied commercial real estate	443	—	443	6,650	7,093	—

Total commercial business	619	86	705	51,851	52,556	—
One-to-four family residential	—	39	39	1,535	1,574	—
Real estate construction and land development:
One-to-four family residential	—	—	—	52	52	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	52	52	—
Consumer	167	277	444	13,116	13,560	—

Gross other purchased covered loans	$786	$402	$1,188	$66,554	$67,742	$—

	December 31, 2010
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	> 90 days and still accruing
	(in thousands)
Commercial business:
Commercial and industrial	$774	$—	$774	$23,360	$24,134	$—
Owner-occupied commercial real estate	9,898	—	9,898	24,865	34,763	—
Non-owner occupied commercial real estate	—	—	—	11,761	11,761	—

Total commercial business	10,672	—	10,672	59,986	70,658	—
One-to-four family residential	103	—	103	1,776	1,879	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	54	54	—
Consumer	81	—	81	16,714	16,795	—

Gross other purchased covered loans	$10,856	$—	$10,856	$78,530	$89,386	$—

Impaired originated loans (including restructured loans) at September 30, 2011 and December 31, 2010 are set forth in the following tables.

	September 30, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$4,731	$7,033	$11,764	$14,227	$1,688	$10,567
Owner-occupied commercial real estate	369	1,380	1,749	2,225	92	1,254
Non-owner occupied commercial real estate	1,798	—	1,798	3,533	—	1,814

Total commercial business	6,898	8,413	15,311	19,985	1,780	13,635
One-to-four family residential	1	837	838	1,045	182	419
Real estate construction and land development:
One-to-four family residential	1,097	4,886	5,983	7,321	1,170	6,111
Five or more family residential and commercial properties	4,709	5,965	10,674	15,074	189	10,685

Total real estate construction and land development	5,806	10,851	16,657	22,395	1,359	16,796
Consumer	76	135	211	460	135	158

Gross originated loans	$12,781	$20,236	$33,017	$43,885	$3,456	$31,008

	December 31, 2010
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	$2,462	$5,691	$8,153	$9,261	$2,569	$8,909
Owner-occupied commercial real estate	129	650	779	822	163	771
Non-owner occupied commercial real estate	2,301	—	2,301	3,972	—	2,175

Total commercial business	4,892	6,341	11,233	14,055	2,732	11,855
One-to-four family residential	—	2	2	2	2	2
Real estate construction and land development:
One-to-four family residential	1,804	8,423	10,227	10,183	1,664	11,228
Five or more family residential and commercial properties	—	5,416	5,416	6,453	201	5,697

Total real estate construction and land development	1,804	13,839	15,643	16,636	1,865	16,925
Consumer	—	—	—	—	—	—

Gross originated loans	$6,696	$20,182	$26,878	$30,693	$4,599	$28,782

For the three and nine months ended September 30, 2011 and September 30, 2010, no interest income was recognized subsequent to a loan’s classification as impaired. For the year ended December 31, 2010, $13,000 of interest income was recognized on impaired loans.

The Company had governmental guarantees of $2.7 million and $3.2 million related to the impaired originated loan balances at September 30, 2011 and December 31, 2010, respectively.

(f) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to a borrower that it would not otherwise consider. The majority of the Banks’ TDRs are the result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. The remainders of Banks’ TDRs are the result of converting revolving lines of credits to amortizing loans, reducing interest rates for a period of time or for the remainder of the loan, or changing amortizing loans to interest-only loans with balloon payments. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Banks. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.

TDRs are considered impaired and are separately measured for impairment under ASC 310-10-35, whether on accrual or nonaccrual status. At September 30, 2011 and December 31, 2010, the balance of accruing TDRs was $7.2 million and $394,000, respectively. The related allowance for loan losses on the accruing TDRs was $534,000 as of September 31, 2011 and no related allowance for loan losses as of December 31, 2010. At September 30, 2011, non-accruing TDRs were $12.7 million and had a related allowance for loan losses of $1.1 million. At December 31, 2010, non-accruing TDRs of $8.7 million had a related allowance for loan losses of $1.6 million.

A loan may have the TDR classification removed if a) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and b) the loan is no longer impaired based on the terms of the restructured agreement. The Bank’s policy is that the borrower must demonstrate six consecutive monthly payments in accordance with the modified loan before it can be reviewed for removal of TDR classification under the second criteria. However, the loan must be reported as a TDR in at least one annual Form 10-K.

Troubled debt restructured loans at September 30, 2011 and December 31, 2010 are set forth in the following table.

		As of September 30, 2011			As of December 31, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(in thousands)
Commercial business:
Commercial and industrial	21	$7,371	$7,371	2	$892	$892
Owner-occupied commercial real estate	2	1,585	1,585	—	—	—
Non-owner occupied commercial real estate	2	1,021	1,021	1	394	394

Total commercial business	25	9,977	9,977	3	1,286	1,286
One-to-four family residential	2	837	837	—	—	—
Real estate construction and land development:
One-to-four family residential	7	4,353	4,353	7	7,763	7,763
Five or more family residential and commercial properties	2	4,813	4,813	—	—	—

Total real estate construction and land development	9	9,166	9,166	7	7,763	7,763

Gross originated loans	36	$19,980	$19,980	10	$9,049	$9,049

The financial effects of each modification will vary based on the specific restructure. For the majority of the Banks’ TDRs, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the terms are consistent with market, the Banks might not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or principal forgiveness, the Banks might not collect all the principal and interest based on the original contractual terms. The Banks estimate the necessary allowance for loan losses on TDRs using the same guidance as other impaired loans.

The balance of troubled-debt restructured loans modified within the three and twelve months ended September 30, 2011 and September 30, 2010 that subsequently defaulted were as follows:

	Twelve-months ended September 30, 2011		Twelve-months ended September 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	2	582	—	—

Gross originated loans	2	$582	—	$—

The default on the previously restructured loans in the table above occurred due to additional extensions granted on the credits after they had been classified as TDR. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date we expect the cash flow.

As a result of adopting the amendments in ASU No. 2011-02, the Banks have reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. For the three and nine months ended September 30, 2011, the total recorded investment of identified TDRs as a result of the reassessment was $8.8 million. The Banks identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as troubled debt restructures, the Banks identified them as impaired under the guidance of ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At September 30, 2011, the recorded investment in loans for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now impaired under Section 301-10-35 was $7.1 million, and the allowance for loan losses for those loans, on the basis of a current evaluation of loss, was $534,000. At September 30, 2011, the recorded investment in loans for which the allowance for loan losses was previously measured under the guidance of ASC 310-10-35 and are now identified as troubled debt restructures was $1.7 million, and the allowance for loan losses for those loans was $42,000.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at September 30, 2011 and December 31, 2010 of the purchased impaired loans:

	Cowlitz Bank
	September 30, 2011	December 31, 2010
	(In thousands)
Covered purchased loans:
Commercial business:
Commercial and industrial	$40,399	$44,797
Owner-occupied commercial real estate	19,920	23,216
Non-owner occupied commercial real estate	16,765	22,063

Total commercial business	77,084	90,076
One-to-four family residential	4,305	5,122
Real estate construction and land development:
One-to-four family residential	10,332	10,913
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	10,332	10,913
Consumer	4,271	4,839

Gross impaired purchased covered loans	95,992	110,950
Non-covered purchased loans:
Consumer	469	676

Total impaired purchased loans	$96,461	$111,626

The total balance of subsequent advances on the purchased impaired covered loans was $11.2 million and $6.0 million as of September 30, 2011 and December 31, 2010, respectively. The Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. As of September 30, 2011 and December 31, 2010, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $3.2 million and $841,000, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	September 30, 2011	December 31, 2010
	(In thousands)
Non-covered purchased loans:
Commercial business:
Commercial and industrial	$38,247	$54,845
Owner-occupied commercial real estate	7,078	7,759
Non-owner occupied commercial real estate	8,668	8,927

Total commercial business	53,993	71,531
One-to-four family residential	3,367	5,178
Real estate construction and land development:
One-to-four family residential	7,644	11,925
Five or more family residential and commercial properties	3,802	4,333

Total real estate construction and land development	11,446	16,258
Consumer	9,334	11,506

Gross impaired purchased non-covered loans	$78,140	$104,473

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

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank impaired purchased loans for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
		(in thousands)
Balance at the beginning of period	$22,222	$16,275	$20,082	$10,943
Accretion	(1,992)	(1,828)	(7,430)	(4,684)
Disposals and other	(562)	(1,138)	494	514
Change in accretable yield	2,052	1,843	8,574	8,379

Balance at the end of period	$21,720	$15,152	$21,720	$15,152

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and nine months ended September 30, 2011 and September 30, 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in thousands)
Balance at the beginning of period	$22,011	$26,268	$22,062	$26,164
Loans charged off	(43)	(3,361)	(5,589)	(10,534)
Recoveries of loans charged off	24	102	929	479
Provision charged to operations	395	2,195	4,985	9,095

Balance at the end of period	$22,387	$25,204	$22,387	$25,204

A summary of the changes in the purchased loans’ allowance for loan losses for the three and nine months ended September 30, 2011 are as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Purchased Covered	Purchased Non-Covered	Purchased Covered	Purchased Non-Covered
		(in thousands)
Balance at the beginning of period	$2,516	$791	$—	$—
Loans charged off	(80)	—	(80)	—
Provision charged to operations	1,246	1,575	3,762	2,366

Balance at the end of period	$3,682	$2,366	$3,682	$2,366

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and nine months ended September 30, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses for the three month ended September 30, 2011:
Beginning balance	$11,037	$2,693	$3,314	$547	$4,265	$1,696	$1,098	$668	$25,318
Charge-offs	(80)	—	—	—	—	—	(43)	—	(123)
Recoveries	16	—	—	—	—	—	8	—	24
Provisions	1,337	151	875	225	(245)	438	336	99	3,216

Ending balance	12,310	2,844	4,189	772	4,020	2,134	1,399	767	28,435
Allowance for loan losses for the nine month ended September 30, 2011:
Beginning balance	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,545)	—	—	(15)	(2,053)	(895)	(161)	—	(5,669)
Recoveries	781	—	25	—	—	103	20	—	929
Provisions	3,587	1,170	1,975	287	1,752	1,812	694	(164)	11,113

Ending balance	12,310	2,844	4,189	772	4,020	2,134	1,399	767	28,435
Period-end amount allocated to::
Originated loans individually evaluated for impairment	1,688	92	—	182	1,170	189	135	—	3,456
Originated loans collectively evaluated for impairment	7,926	1,697	3,207	366	2,306	1,945	717	767	18,931
Purchased other covered loans collectively evaluated for impairment	67	61	2	9	—	—	15	—	154
Purchased other non-covered loans collectively evaluated for impairment	121	75	53	6	—	—	11	—	266
Purchased impaired covered loans collectively evaluated for impairment	1,274	759	767	91	521	—	116	—	3,528
Purchased impaired non-covered loans collectively evaluated for impairment	1,234	160	160	118	23	—	405	—	2,100

Ending balance	$12,310	$2,844	$4,189	$772	$4,020	$2,134	$1,399	$767	$28,435

The purchased loans acquired in the Cowlitz and Pierce Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC loss-sharing agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$11,764	$1,749	$1,798	$838	$5,983	$10,674	$211	$33,017
Originated loans collectively evaluated for impairment	268,928	160,339	220,024	36,945	17,344	36,582	31,334	771,496
Other purchased covered loans collectively evaluated for impairment	7,482	20,526	324	1,473	52	—	2,393	32,250
Other purchased non-covered loans collectively evaluated for impairment	6,449	11,006	6,769	101	—	—	11,167	35,492
Impaired purchased covered loans collectively evaluated for impairment	34,218	18,735	16,001	3,654	5,971	—	4,245	82,824
Impaired purchased non-covered loans collectively evaluated for impairment	$33,087	$5,991	$7,239	$3,044	$1,304	$965	$7,608	$59,238

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

There was no allowance for loan losses for purchased loans as of December 31, 2010.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(in thousands)
Originated loans individually evaluated for impairment	$8,153	$779	$2,301	$2	$10,227	$5,416	$—	$26,878
Originated loans collectively evaluated for impairment—originated	225,722	158,666	219,417	38,848	18,762	22,995	32,054	716,464
Non-impaired purchased covered loans collectively evaluated for impairment	11,304	22,856	331	1,475	54	—	2,565	38,585
Non-impaired purchased non-covered loans collectively evaluated for impairment	12,830	11,907	11,430	404	—	—	14,230	50,801
Impaired purchased covered loans collectively evaluated for impairment	35,742	22,363	17,245	4,749	5,822	—	4,209	90,130
Impaired purchased non-covered loans collectively evaluated for impairment	$46,108	$6,970	$7,005	$4,582	$3,816	$1,244	$10,523	$80,248

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2011 are as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)
Beginning Balance	$14,485	$16,071
Cash payments received from the FDIC	(740)	(1,414)
FDIC share of additional estimated losses	(187)	1,123
Net amortization	(1,479)	(3,701)

Balance at September 30, 2011	$12,079	$12,079

NOTE 5. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income:
Net income	$1,836	$2,042	$4,286	$3,593
Dividends accrued and discount accreted on preferred shares	—	(332)	—	(995)

Net income applicable to common shareholders	1,836	1,710	4,286	2,598
Dividends and undistributed earnings allocated to participating securities	8	—	13	—

Earnings allocated to common shareholders	$1,844	$1,710	$4,299	$2,598
Basic:
Weighted average common shares outstanding	15,633,792	11,125,007	15,627,573	11,098,640
Less: Restricted stock awards	(174,997)	(110,463)	(170,813)	(89,204)

Total basic weighted average common shares outstanding	15,458,795	11,014,544	15,456,760	11,009,436

Diluted:
Basic weighted average common shares outstanding	15,458,795	11,014,544	15,456,760	11,009,436
Incremental shares from stock options, restricted stock awards and common stock warrant	52,536	53,696	66,153	48,616

Weighted average common shares outstanding	15,511,331	11,068,240	15,522,913	11,058,052

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2011 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 415,257 and 486,439, respectively, as the exercise price was in excess of the market value. For the three and nine months ended September 30, 2010 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 589,166 and 559,689, respectively, as the exercise price was in excess of the market value.

(b) Dividends

Common Stock. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On October 27, 2011, the Company’s Board of Directors declared a dividend of $0.05 per share payable on November 23, 2011, to shareholders of record on November 10, 2011.

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

(c) Preferred Stock and Warrants

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

Under the terms of the warrants, because the Company’s September 2009 offering of common stock, described below, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the warrant was reduced by 50% to 138,037 shares. On August 17, 2011, the Company repurchased the warrant from the Treasury for $450,000. The warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

NOTE 6. Share Based Payment

Total stock-based compensation expense (excluding ESOP expense) for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Compensation expense recognized	$712	$440
Related tax benefit recognized	210	110

As of September 30, 2011, the total unrecognized compensation expense related to non-vested stock awards was $1.4 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

The fair value of options granted during the nine months ended September 30, 2010 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the nine months ended September 30, 2011). The expected term of share options was derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Nine months ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
September 30, 2010	2.45%	6.21	32%	2.72%	$3.84

NOTE 7. Stock Option and Award Activity

The following table summarizes stock option activity for the nine months ended September 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	—
Exercised	(50)	11.35
Forfeited or expired	(113,891)	19.97

Outstanding at September 30, 2011	436,583	$18.37	3.6	$—

Exercisable at September 30, 2011	331,114	$19.84	2.4	$—

The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $0.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	118,304	$18.28
Granted	80,723	14.79
Vested	(27,608)	20.86
Forfeited	(3,317)	15.14

Outstanding at September 30, 2011	168,102	$16.25

NOTE 8. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
U.S. Treasury and U.S. Government agencies	$36,083	$313	$—	$36,396
Municipal securities	25,231	1,177	(3)	26,405
Corporate securities	10,034	120	—	10,154
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	67,067	1,866	(141)	68,792

Total	$138,415	$3,476	$(144)	$141,747

December 31, 2010
U.S. Treasury and U.S. Government agencies	$41,124	$367	$(62)	$41,429
Municipal securities	20,237	169	(193)	20,213
Corporate securities	10,097	182	(3)	10,276
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	1,034	(171)	53,257

Total	$123,852	$1,752	$(429)	$125,175

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2011
U.S. Treasury and U.S. Government agencies	$1,814	$303	$—	$2,117
Municipal securities	3,572	222	—	3,794
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,708	368	—	6,076
Private residential collateralized mortgage obligations	1,352	146	(127)	1,371

Total	$12,446	$1,039	$(127)	$13,358

December 31, 2010
U.S. Treasury and U.S. Government agencies	$1,858	$93	$—	$1,951
Municipal securities	3,410	100	(19)	3,491
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	6,592	208	—	6,800
Private residential collateralized mortgage obligations	1,908	250	(110)	2,048

Total	$13,768	$651	$(129)	$14,290

Available for sale and held to maturity investments with unrealized losses as of September 30, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$386	$2	$196	$1	$582	$3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	8,703	123	26	18	8,729	141
Private residential collateralized mortgage obligations	149	9	491	118	640	127

Total temporarily impaired securities	$9,238	$134	$713	$137	$9,951	$271

Available for sale and held to maturity investments with unrealized losses as of December 31, 2010, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$10,651	$62	$—	$—	$10,651	$62
Municipal securities	13,575	212	—	—	13,575	212
Corporate securities	2,067	3	—	—	2,067	3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,968	171	—	—	10,968	171
Private residential collateralized mortgage obligations	681	7	736	103	1,417	110

Total temporarily impaired securities	$37,942	$455	$736	$103	$38,678	$558

The Company has evaluated these securities and has determined that the decline in their value is temporary. The unrealized losses are primarily due to unusually large pricing spreads in the market for mortgage-related securities. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. Because the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$23,690	$23,854
Due after one year through three years	26,375	26,713
Due after three years through five years	1,343	1,363
Due after five through ten years	29,999	31,221
Due after ten years	57,008	58,596

Totals	$138,415	$141,747

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$—	$—
Due after one year through three years	624	651
Due after three years through five years	1,317	1,411
Due after five years through ten years	3,007	3,400
Due after ten years	7,498	7,896

Totals	$12,446	$13,358

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the nine months ended September 30, 2011, six private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $20,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $73,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 7.93%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments on held to maturity securities during the nine months ended September 30, 2011:

	Gross Other- Than- Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2010	$2,317	$1,080	$1,237
Additions:
Initial impairments	7	—	7
Subsequent impairments	85	20	65

September 30, 2011	$2,409	$1,100	$1,309

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of September 30, 2011 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	912	261	220	(41)	(94)	25	648	1%	—	—	2%	97%
Prime	2,005	1,091	1,151	60	(227)	48	661	4%	3%	6%	3%	84%

Totals	$2,917	$1,352	$1,371	$19	$(321)	$73	$1,309	4%	3%	5%	2%	86%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level three valuation assumptions were used to determine the fair value of the held-to-maturity securities in the Fund.

NOTE 9. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At September 30, 2011 and December 31, 2010, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million and $1.4 million, respectively. At September 30, 2011 and December 31, 2010, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the nine months ended September 30, 2011 and September 30, 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

The Company’s annual impairment test was performed during the quarter ended December 31, 2010, and will be conducted during the quarter ending December 31, 2011. For the quarter ended September 30, 2011, due to declines in the Company’s stock price, the Company determined a triggering event had occurred and conducted an interim impairment test of goodwill. Based on the results of the first test above, it was determined that no goodwill impairment charges were required for the quarter ended September 30, 2011.

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

(c) Federal Home Loan Bank stock

FHLB of Seattle stock is not publicly traded, however, the recorded value of the stock holdings approximates the fair value, as the FHLB is required to pay par value upon re-acquiring this stock.

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered at September 30, 2011, and December 31, 2010, for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term are reflected with fair values equal to carrying value. Impaired loans are measured on a loan by loan basis by either the present value of expected future discounted cash flows, the loan’s obtainable market price, or the market value (less selling costs) of the collateral if the loan is collateral dependent.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$30,081	$30,081	$37,179	$37,179
Interest earning deposits	121,921	121,921	129,822	129,822
Federal funds sold	—	—	1,990	1,990
Investment securities available for sale	141,747	141,747	125,175	125,175
Investment securities held to maturity	12,446	13,358	13,768	14,290
FHLB	5,594	5,594	5,594	5,594
Loans receivable and loans held for sale, net of allowance	985,232	1,009,443	980,485	989,968
Financial Liabilities
Deposits:
Savings, money market and demand	788,756	788,756	733,335	733,335
Time certificates	348,689	350,913	402,941	404,676

Total deposits	$1,137,445	$1,139,669	$1,136,276	$1,138,011

Securities sold under agreement to repurchase	$18,770	$18,770	$19,027	$19,027

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$36,396	$—	$36,396	$—
Municipal securities	26,405	—	26,405	—
Corporate securities	10,154	—	10,154	—
Mortgage backed securities and collateralized mortgage obligations – residential:
U.S Government agencies	68,792	—	68,792	—

Total	$141,747	$—	$141,747	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 and year ended December 31, 2010 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at September 30, 2011				Nine Months Ended September 30, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$7,380	$—	$—	$7,380	$3,696
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	102	—	—	102	73
Other real estate owned(3)	2,590	—	—	2,590	313

Total	$10,072	$—	$—	$10,072	$4,082

(1)	As of September 30, 2011, a specific reserve of $3.5 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.
(2)	Investment securities held to maturity with a carrying amount of $250,000 were written down to their fair value of $157,000 resulting in an impairment charge of $73,000 to non-interest expense for the nine months ended September 30, 2011. Impairment losses recorded were determined using cash flow models.
(3)	Loans with a carrying amount of $2.9 million were written down to their fair value of $2.6 million when they were transferred to other real estate owned during the nine months ended September 30, 2011. The resulting losses, to the extent they impacted the provision for loan losses for the nine months ended September 30, 2011, are included in total losses for loans receivable for the nine months ended September 30, 2011 shown above.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$41,429	$—	$41,429	$—
Municipal securities	20,213	—	20,213	—
Corporate securities	10,276	—	10,276	—
Mortgage backed securities and collateralized mortgage obligations – residential
U.S Government agencies	53,257	—	53,257	—

Total	$125,175	$—	$125,175	$—

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
Mortgage back securities and collateralized mortgage obligations – residential:
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

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2011. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2010 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At September 30, 2011, we had total assets of $1.37 billion and total stockholders’ equity of $206.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover potential credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three and nine months ended September 30, 2011, non-interest income consisted of service charges on deposits, merchant Visa income, gains on the sale of loans, change in the FDIC indemnification asset and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to common shareholders was $0.12 per diluted common share for the three months ended September 30, 2011 compared to $0.15 per diluted common share for the three months ended September 30, 2010. Net income for the three months ended September 30, 2011 was $1.8 million compared to net income of $2.0 million for the same period in 2010. The decrease was the result of a $1.0 million increase in the provision for loan losses, a $2.0 million decrease in non-interest income and a $2.1 million increase in non-interest expense partially offset by a $4.6 million increase in net interest income. Net income available to common shareholders was $0.28 per diluted common share for the nine months ended September 30, 2011 compared to $0.23 per diluted common share for the nine months ended September 30, 2010. Net income for the nine months ended September 30, 2011 was $4.3 million compared to net income of $3.6 million for the same period in 2010. The increase was the result of a $16.9 million increase in net interest income partially offset by a $2.0 million increase in the provision for loan losses, a $1.9 million decrease in non-interest income and a $12.5 million increase in non-interest expense. As a result of the increase in non-interest expense, the Company’s efficiency ratio increased to 68.3% for the three months ended September 30, 2011 from 66.2% for the three months ended September

30, 2010 and increased to 69.8% for the nine months ended September 30, 2011 from 64.9% for the nine months ended September 30, 2010. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Net Interest Income

Net interest income increased $4.6 million, or 36.4%, to $17.3 million for the three months ended September 30, 2011, compared with $12.7 million in the same period in 2010. Net interest income increased $16.9 million, or 49.7%, to $51.0 million for the nine months ended September 30, 2011, compared with $34.1 million in the same period in 2010. The increase in net interest income for both the three and nine months ended September 30, 2011 were as a result of an increase in interest earning assets from the Cowlitz and Pierce Acquisitions and an increase in the net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended September 30, 2011, increased 105 basis points to 5.47% from 4.42% for the same period in 2010. Net interest income as a percentage of average earning assets (net interest margin) for the nine months ended September 30, 2011, increased 96 basis points to 5.49% from 4.53% for the same period in 2010. The increase in net interest margin for the three and nine months ended September 30, 2011, was primarily due to increased loan yields as a result of discount accretion on the acquired loan portfolios in the Cowlitz and Pierce Acquisitions.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$988,783	$17,850	7.16%	$825,953	$14,053	6.75%
Taxable securities	134,213	792	2.34	109,502	629	2.28
Nontaxable securities	25,784	214	3.30	17,456	146	3.32
Interest earning deposits and Federal funds sold	99,559	65	0.26	180,236	112	0.25
FHLB stock	5,594	—	—	4,420	—	—

Total interest earning assets	$1,253,933	$18,921	5.99	$1,137,567	$14,940	5.21
Non-interest earning assets	102,420			89,104

Total assets	$1,356,353			$1,226,671

Interest Bearing Liabilities:
Certificates of deposit	$351,123	$1,035	1.17	$392,930	$1,544	1.56
Savings accounts	101,080	80	0.32	91,796	122	0.53
Interest bearing demand and money market accounts	463,443	489	0.42	403,442	572	0.56

Total interest bearing deposits	915,646	1,604	0.70	888,168	2,238	1.00
FHLB advances and other borrowings	—	—	—	160	2	4.83
Securities sold under agreement to repurchase	19,015	18	0.39	13,618	21	0.62

Total interest bearing liabilities	$934,661	$1,622	0.69%	$901,946	$2,261	0.99%
Demand and other non-interest bearing deposits	208,666			159,693
Other non-interest bearing liabilities	6,170			1,510
Preferred stock	—			23,550
Stockholders’ equity	206,856			163,522

Total liabilities and stockholders’ equity	$1,356,353			$1,226,671

Net interest income		$17,299			$12,679
Net interest spread			5.30%			4.22%
Net interest margin			5.47%			4.42%
Average interest earning assets to average interest bearing liabilities			134.16%			126.12%

	For the Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/Rate	Average Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$978,011	$53,252	7.28%	$766,081	$37,927	6.62%
Taxable securities	129,579	2,223	2.29	101,885	2,049	2.69
Nontaxable securities	23,624	592	3.35	10,820	297	3.67
Interest earning deposits and Federal funds sold	105,621	206	0.26	124,391	232	0.25
FHLB stock	5,594	—	—	3,854	—	—

Total interest earning assets	$1,242,429	$56,273	6.06	$1,007,031	$40,505	5.38
Non-interest earning assets	103,871			76,512

Total assets	$1,346,300			$1,083,543

Interest Bearing Liabilities:
Certificates of deposit	$360,743	$3,345	1.24	$328,748	$4,315	1.76
Savings accounts	102,600	300	0.39	86,328	379	0.59
Interest bearing demand and money market accounts	450,681	1,516	0.45	355,463	1,636	0.62

Total interest bearing deposits	914,024	5,161	0.75	770,539	6,330	1.10
FHLB advances and other borrowings	—	—	—	54	2	4.83
Securities sold under agreement to repurchase	19,166	61	0.42	12,732	62	0.65

Total interest bearing liabilities	$933,190	$5,222	0.75%	$783,325	$6,394	1.09%
Demand and other non-interest bearing deposits	199,853			135,659
Other non-interest bearing liabilities	7,669			2,919
Preferred stock	—			23,519
Stockholders’ equity	205,588			161,640

Total liabilities and stockholders’ equity	$1,346,300			$1,083,543

Net interest income		$51,051			$34,111
Net interest spread			5.31%			4.29%
Net interest margin			5.49%			4.53%
Average interest earning assets to average interest bearing liabilities			133.14%			128.56%

Total interest income increased $4.0 million, or 26.6%, to $18.9 million for the three months ended September 30, 2011, from $14.9 million for the three months ended September 30, 2010. Total interest income increased $15.8 million, or 38.9%, to $56.3 million for the nine months ended September 30, 2011, from $40.5 million for the nine months ended September 30, 2010. The increases in interest income for the three and nine months ended September 30, 2011 was due to a combination of higher balances of average interest earning assets and higher yields on interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $116.4 million, or 10.2%, from $1.14 billion for the three months ended September 30, 2010 to $1.25 billion for the three months ended September 30, 2011. The balance of average assets (including nonaccrual loans) increased $235.4 million, or 23.4%, from $1.01 billion for the nine months ended September 30, 2010 to $1.24 billion for the nine months ended September 30, 2011. The increase in average interest earning assets for the three and nine months ended September 30, 2011 was primarily due to the Cowlitz and Pierce Acquisitions. The yield on interest earning assets increased 78 basis points from 5.21% for the three months ended September 30, 2010 to 5.99% for the three months ended September 30, 2011 and increased 68 basis points from 5.38% for the nine months ended September 30, 2010 to 6.06% for the nine months ended September 30, 2011. The increase in the yield on earning assets for the three and nine months ended September 30, 2011 reflects the increased loan yields due to discount accretion on the acquired loan portfolios. The effect of discount accretion on loan yields for the three months ended September 30, 2011 and September 30, 2010 was approximately 91 basis points and 12 basis points, respectively. The effect of discount accretion on loan yields for the nine months ended September 30, 2011 and September 30, 2010 was approximately 88 basis points and five basis points, respectively. For the three months ended September 30, 2011 and September 30, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 13 basis points and 19 basis points, respectively. For the nine months ended September 30, 2011 and September 30, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 15 basis points and 22 basis points, respectively. Originated nonaccrual loans totaled $25.8 million at September 30, 2011 as compared to $28.6 million at September 30, 2010.

Total interest expense decreased by $639,000, or 28.3%, to $1.6 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. Total interest expense decreased by $1.2 million, or 18.3%, to $5.2 million for the nine months ended September 30, 2011 from $6.4 million for the nine months ended September 30, 2010. The decreases in interest expense was attributable to lower average rates paid on interest bearing liabilities partially offset by higher balances of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.69% for the three months ended September 30, 2011 from 0.99% for the three months ended September 30, 2010 and the average rate paid on interest bearing liabilities decreased to 0.75% for the nine months ended September 30, 2011 from 1.09% for the nine months ended September 30, 2010. Total average interest bearing liabilities increased by $32.8 million, or 3.6%, to $934.7 million for the three months ended September 30, 2011 from $901.9 million for the three months ended September 30, 2010. Total average interest bearing liabilities increased by $149.9, or 19.1%, million to $933.2 million for the nine months ended September 30, 2011 from $783.3 million for the nine months ended September 30, 2010. The increases in average interest bearing liabilities were due primarily to the Cowlitz and Pierce Acquisitions. Deposit interest expense decreased $634,000, or 28.3%, to $1.6 million for the three months ended September 30, 2011 compared to $2.2 million for the same quarter last year. Deposit interest expense decreased $1.2 million, or 18.5%, to $5.2 million for the nine months ended September 30, 2011 compared to $6.3 million for the same period last year. The decrease in deposit interest expense for the three and nine months ended September 30, 2011 is primarily a result of a 30 and 35 basis point decrease in the average cost of interest-bearing deposits, respectively, reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses increased $1.0 million, or 46.5%, to $3.2 million for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010. The provision for loan losses increased $2.0 million, or 22.2%, to $11.1 million for the nine months ended September 30, 2011 from $9.1 million for the nine months ended September 30, 2010. The provision for loan losses on originated loans decreased $1.8 million, or 82.0%, to $395,000 for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010.

The provision for loan losses on originated loans decreased $4.1 million, or 45.2%, to $5.0 million for the nine months ended September 30, 2011 from $9.1 million for the nine months ended September 30, 2010. The Banks had net charge-offs of $19,000 for the three months ended September 30, 2011 compared to $3.3 million for the three months ended September 30, 2010. The ratio of net charge-offs to average total originated loans outstanding was 0.00% for the three months ended September 30, 2011 and 0.43% for the three months ended September 30, 2010. The Banks had net charge-offs of $4.7 million for the nine months ended September 30, 2011 compared to $10.1 million for the nine months ended September 30, 2010. The ratio of net charge-offs to average total originated loans outstanding was 0.59% for the nine months ended September 30, 2011 and 1.32% for the nine months ended September 30, 2010.

The provision for loan losses on purchased loans for the three and nine months ended September 30, 2011 totaled $2.8 million and $6.1 million, respectively. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be primarily offset by a corresponding increase in the FDIC indemnification asset recognized within non-interest income. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income.

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans increased slightly by $325,000 to $22.4 million at September 30, 2011 from $22.1 million at December 31, 2010. As of September 30, 2011, the Banks identified $33.0 million of impaired loans, including $7.2 million of restructured loans. Of those impaired loans, $12.8 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $20.2 million have related allowances for credit losses totaling $3.5 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $22.4 million at September 30, 2011 (2.79% of total originated loans and 94.7% of nonperforming originated loans) appropriate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income decreased $2.0 million, or 70.0%, to $861,000 for the three months ended September 30, 2011 compared to $2.9 million for the same period in 2010. Total non-interest income decreased $1.9 million, or 26.5%, to $5.2 million for the nine months ended September 30, 2011 compared to $7.1 million for the same period in 2010. The decrease for the three months ended September 30, 2011 was due substantially to the effects of a $1.7 million change in the FDIC indemnification asset, a gain on bank acquisition of $438,000 during the quarter ended September 30, 2010 and a decrease in merchant Visa income of $69,000, which were partially offset by a $120,000 increase in service charges on deposits primarily due to deposits acquired through the Cowlitz and Pierce Acquisitions. The decrease for the nine months ended September 30, 2011 was due to substantially to the effects of a $2.6 million change in the FDIC indemnification asset, a gain on bank acquisition of $438,000 during the quarter ended September 30, 2010 and a decrease in merchant Visa income of $149,000, which was partially offset by a $118,000 increase in the gain on sales of loans, a $529,000 increase in service charges on deposits primarily due to deposits acquired through the Cowlitz and Pierce Acquisitions and an increase of $645,000 in other income.

Non-interest Expense

Non-interest expense increased $2.1 million, or 20.6%, to $12.4 million during the quarter ended September 30, 2011 compared to $10.3 million for the quarter ended September 30, 2010 and increased $12.5 million, or 46.7%, to $39.2 million for the nine months ended September 30, 2011 compared to $26.7 million for the nine months ended September 30, 2010. The increase for the three months ended September 30, 2011 compared to the same period in the prior year was due to increased salaries and benefits expense in the amount of $1.3 million, increased occupancy and equipment expense of $499,000, increased marketing of $129,000, and increased other expenses of $344,000, partially offset by a $81,000 decrease in professional services. The increase for the nine months ended September 30, 2011 compared to the same period in the prior year was due to increased salaries and benefits expense in the amount of $6.8 million, increased occupancy and equipment expense of $2.0 million, increased data processing of $626,000, increased marketing expense of $189,000, increased professional services of $342,000, increased state and local taxes of $347,000, increased FDIC insurance of $147,000, increased other real estate owned expense (including valuation adjustments) of $629,000, and increased other expenses of $1.7 million partially offset by a decrease on merchant Visa of $144,000. These increases were substantially due to the Cowlitz and Pierce Acquisitions.

The efficiency ratio for the quarter ended September 30, 2011 was 68.3% compared to 66.2% for the same period in the prior year. The efficiency ratio for the nine months ended September 30, 2011 was 69.8% compared to 64.9% for the same period in the prior year. While growth strategies are being executed the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies being producing long term results. The increase was primarily related to the increase in non-interest expense resulting from the Cowlitz and Pierce Acquisitions. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Income Tax Expense (Benefit)

The provision for income taxes decreased by $323,000 to an expense of $701,000 for the three months ended September 30, 2011 from an expense of $1.0 million for the three months ended September 30 2010. The provision for federal income taxes decreased by $135,000 to an expense of $1.6 million for the nine months ended September 30, 2011 from an expense of $1.7 million for the nine months ended September 30, 2010. The Company’s effective tax rate was 27.6% for the three months ended September 30, 2011 compared to 33.4% for the same period in 2010. The Company’s effective tax rate was 27.3% for the nine months ended September 30, 2011 compared to 32.7% for the same period in 2010. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2011 is due substantially to an increase in balances of tax exempt securities.

Financial Condition Data

Total assets increased only slightly to $1.4 million, or 0.1%, to $1.37 billion as of September 30, 2011 from the December 31, 2010 balance of $1.37 billion due primarily to an increase in investment securities and primarily offset by a decrease in the FDIC indemnification asset. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses increased $4.6 million, or 0.5%, to $984.3 million as of September 30, 2011 from $979.7 million at December 31, 2010 due substantially to increases in originated loans partially offset by decreases in purchased loans. Deposits were virtually unchanged as of September 30, 2011 at December 31, 2010 balance at $1.14 billion primarily due to a decrease in certificates of deposit acquired from the Cowlitz and Pierce Acquisitions. Securities sold under agreement to repurchase decreased $257,000, or 1.4%, to $18.8 million as of September 30, 2011 from the December 31, 2010 balance of $19.0 million primarily due to decreases in customer balances.

Total stockholders’ equity increased by $3.8 million, or 1.9%, to $206.1 million as of September 30, 2011 from $202.3 million at December 31, 2010 as a result of net income of $4.3 million, a change in fair value of securities available for sale (net of tax) in the amount of $1.3 million, and stock compensation and earned ESOP in the amount of $650,000 partially offset by a common stock cash dividend of $1.3 million, common stock repurchased of $790,000 and the repurchase of warrants from the U.S. Treasury in the amount of $450,000. The Company’s capital position remains strong at 15.1% of total assets as of September 30, 2011, an increase from 14.8% at December 31, 2010.

Lending Activities

As indicated in the table below, total loans (not including loans held for sale) increased $11.0 million to $1.01 billion at September 30, 2011 from $1.00 billion at December 31, 2010. Total originated loans (not including loans held for sale) increased $60.9 million to $802.9 million at September 30, 2011 from $742.0 million at December 31, 2010.

	At September 30, 2011	% of Total	At December 31, 2010	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$280,692	35.0%	$233,875	31.5%
Owner-occupied commercial real estate	162,088	20.2	159,445	21.5
Non-owner occupied commercial real estate	221,822	27.6	221,718	29.9

Total commercial business	664,602	82.8	615,038	82.9
One-to-four family residential mortgages	37,783	4.7	38,850	5.3
Real estate construction and land development:
One-to-four family residential	23,327	2.9	28,989	3.9
Multifamily residential and commercial properties	47,256	5.9	28,411	3.8

Total real estate construction and land development	70,583	8.8	57,400	7.7
Consumer	31,545	3.9	32,054	4.3

Gross originated loans receivable	804,513	100.2	743,342	100.2
Less: deferred loan fees	(1,572)	(0.2)	(1,323)	(0.2)

Total originated loans	802,941	100.0%	742,019	100.0%

Purchased covered loans	115,074		128,715
Purchased non-covered loans	94,730		131,049

Total loans receivable, net of deferred loan fees	$1,012,745		$1,001,783

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2011	At December 31, 2010
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$9,269	$10,841
One-to-four family residential	1	—
Real estate construction and land development	16,292	15,642
Consumer	211	—

Total nonaccrual originated loans (1)(2)	25,773	26,483

Other noncovered real estate owned	2,002	3,030

Total nonperforming originated assets	$27,775	$29,513

Restructured originated performing loans:
Commercial business	$6,043	$394
One-to-four family residential	837	—
Real estate construction and land development	364	—

Total restructured originated loans(3)	$7,244	$394
Accruing originated loans past due 90 days or more	1,136	1,221
Potential problem originated loans(4)	39,025	56,088
Allowance for loan losses on originated loans	22,388	22,062
Nonperforming originated loans to total originated loans(5)	2.94%	3.14%
Allowance for loan losses to total originated loans	2.79%	2.97%
Allowance for loan losses to nonperforming originated loans(5)	94.70%	94.73%
Nonperforming originated assets to total originated assets(5)	2.20%	2.38%

(1)	At September 30, 2011 and December 31, 2010, nonaccrual loans of $12.7 million and $8.7 million, respectively, were considered troubled debt restructurings.
(2)	$2.1 million and $3.2 million of nonaccrual loans were guaranteed by government agencies at September 30, 2011 and December 31 2010, respectively.
(3)	$592,000 of restructured loans were guaranteed by government agencies at September 30, 2011. There were no restructured loans guaranteed by government agencies at December 31, 2010.
(4)	$4.3 million and $5.9 million of potential problem originated loans were guaranteed by government agencies at September 30, 2011 and December 31 2010, respectively.
(5)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets decreased to $27.8 million, or 2.20% of total originated assets, at September 30, 2011 from $29.5 million, or 2.38% of total originated assets, at December 31, 2010 due to a decrease in nonperforming originated loans and other real estate owned. During the nine months ended September 30, 2011, there were $4.7 million in net charge-offs of which $1.7 million related to nonperforming commercial loans and $2.8 million related to nonperforming construction loans. In addition, nonperforming loan balances totaling $3.1 million were transferred to other real estate owned during the nine months ended September 30, 2011. This decrease in total nonperforming originated loans was offset by the $4.8 million addition to nonperforming originated loans of a restructured commercial construction and land development loan. Restructured originated performing loans as of September 30, 2011 and December 31, 2011 were $7.2 million and $394,000, respectively. During the quarter ended September 30, 2011, approximately $7.1 million in performing originated loans were classified as troubled debt restructurings as a result of the Banks broadening definitions of concessions and borrowers having financial difficulty, which would warrant classification as troubled debt restructurings. Potential problem originated loans as of September 30, 2011 and December 31, 2010 were $39.0 million and $56.1 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

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

The following table provides information regarding changes in our allowance for loan losses for the indicated periods:

	Three Months Ended,		Nine Months Ended,
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total loans outstanding at end of period (1)	$802,941	$756,150	$802,941	$756,150
Average total loans outstanding during period (1)	805,474	760,331	792,939	761,326
Allowance balance at beginning of period	22,011	26,268	22,062	26,164
Provision for loan losses	395	2,195	4,985	9,095
Charge offs:
Commercial	—	(1,452)	(2,466)	(4,534)
Real estate mortgages	—	—	(15)	—
Real estate construction	—	(1,761)	(2,948)	(5,814)
Consumer	(43)	(148)	(160)	(186)

Total charge offs	(43)	(3,361)	(5,589)	(10,534)

Recoveries:
Commercial	17	83	807	201
Real estate mortgages	—	—	—	—
Real estate construction	—	—	103	235
Consumer	7	19	19	43

Total recoveries	24	102	929	479

Net charge offs	(19)	(3,259)	(4,660)	(10,055)

Allowance balance at end of period	$22,387	$25,204	$22,387	$25,204

Allowance for loan losses to total loans	2.79%	3.33%	2.79%	3.33%
Ratio of net charge offs during period to average total loans outstanding	(0.00)%	(0.43)%	(0.59)%	(1.32)%

(1)	Excludes loans held for sale.

The allowance for loan losses for originated loans at September 30, 2011 increased $325,000 to $22.4 million from $22.1 million at December 31, 2010. The increase was due to the provision for loan losses exceeding the net charge-offs during the nine months ended September 30, 2011 and increases in originated loans receivable and nonperforming originated loans, partially offset by a decrease in potential problem originated loans. Nonperforming originated loans to total originated loans increased to 2.94% at September 30, 2011 from 3.14% at December 31, 2010 and the allowance for loan losses to nonperforming originated loans was 94.7% at both September 30, 2011 and December 31, 2010. Potential problem originated loans decreased $17.1 million to $39.0 million at September 30, 2011 from $56.1 million at December 31, 2010. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable and inherent risks of loss in the loan portfolio at September 30, 2011.

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

As indicated in the table below, total deposits increased slightly and were $1.1 billion at September 30, 2011 and December 31, 2010.

	September 30, 2011	% of Total	December 31, 2010	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$215,689	18.9%	$194,583	17.1%
NOW accounts	310,270	27.3	287,247	25.3
Money market accounts	158,046	13.9	150,953	13.3
Savings accounts	104,751	9.2	100,552	8.8

Total non-maturity deposits	788,756	69.3	733,335	64.5
Certificate of deposit accounts	348,689	30.7	402,941	35.5

Total deposits	$1,137,445	100.0%	$1,136,276	100.0%

Since December 31, 2010, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $55.4 million to $788.8 million and certificate of deposit accounts have decreased $54.3 million to $348.7 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 30.7% at September 30, 2011 from 35.5% at December 31, 2010. The decrease in certificate of deposit accounts was due primarily to a decrease in certificates of deposit accounts related to the Cowlitz and Pierce Acquisitions.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Banks are utilizing repurchase agreements as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30 2011, the Banks had securities sold under agreements to repurchase totaling $18.8 million, a decrease of $257,000 from $19.0 million at December 31, 2010.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2011, cash and cash equivalents totaled $152.0 million, or 11.1% of total assets and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $23.9 million, or 1.8% of total assets. At September 30, 2011, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $183.3 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $73.0 million. The Banks also maintain advance lines with Key Bank, US Bank and Pacific Coast Bankers Bank to purchase federal funds totaling $22.8 million as of September 30, 2011. There were no borrowings outstanding other than repurchase agreements as of September 30, 2011.

Stockholders’ equity at September 30, 2011was $206.1 million compared with $202.3 million at December 31, 2010. During the nine months ended September 30, 2011, the Company realized net income of $4.3 million, recorded $1.3 million in unrealized gains on securities available for sale (net of tax), realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $650,000 and paid common stock dividends of $1.3 million, repurchased stock of $790,000 and repurchased the warrants issued to the U.S. Treasury of $450,000.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of September 30, 2011 and December 31, 2010, Heritage Bank and Central Valley Bank were classified as “well capitalized” under applicable regulatory capital guidelines.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of September 30, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,252	3.0%	$67, 086	5.0%	$189,701	14.1%
Tier 1 capital to risk-weighted assets	37,163	4.0	55,744	6.0	189,701	20.4
Total capital to risk-weighted assets	74,325	8.0	92,907	10.0	201,522	21.7
Heritage Bank
Tier 1 leverage capital to average assets	35,289	3.0	58,815	5.0	150,790	12.8
Tier 1 capital to risk-weighted assets	32,284	4.0	48,425	6.0	150,790	18.7
Total capital to risk-weighted assets	64,567	8.0	80,709	10.0	161,071	20.0
Central Valley Bank
Tier 1 leverage capital to average assets	4,952	3.0	8,254	5.0	17,641	10.7
Tier 1 capital to risk-weighted assets	4,863	4.0	7,295	6.0	17,641	14.5
Total capital to risk-weighted assets	9,727	8.0	12,159	10.0	19,176	15.8
As of December 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$40,315	3%	$67,192	5%	$186,925	13.9%
Tier 1 capital to risk-weighted assets	37,020	4	55,530	6	186,925	20.2
Total capital to risk-weighted assets	74,040	8	92,550	10	198,635	21.5
Heritage Bank
Tier 1 leverage capital to average assets	35,487	3	59,146	5	146,643	12.4
Tier 1 capital to risk-weighted assets	32,901	4	49,351	6	146,643	17.8
Total capital to risk-weighted assets	65,802	8	82,252	10	157,040	19.1
Central Valley Bank
Tier 1 leverage capital to average assets	4,841	3	8,068	5	15,925	9.9
Tier 1 capital to risk-weighted assets	4,100	4	6,150	6	15,925	15.5
Total capital to risk-weighted assets	8,200	8	10,249	10	17,220	16.8

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On October 27, 2011, the Company’s Board of Directors declared a dividend of $0.05 per share payable on November 23, 2011, to shareholders of record on November 10, 2011.

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

(a) Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. This marked the Company’s ninth stock repurchase plan. During the quarter ended September 30, 2011, the Company repurchased 69,300 shares at an average price of $11.40 under this plan. In total, the Company has repurchased 69,300 shares at an average price of $11.40 under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	—	$—	6,017,616	782,000
August 1, 2011 – August 31, 2011	—	$—	6,017,616	782,000
September 1, 2011 – September 30, 2011	69,300	$11.40	6,086,916	712,700

Total	69,300	$11.40	6,017,616	712,700

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.2	1997 Stock Option and Restricted Stock Award Plan(5)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.5	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007(8)

10.6	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010(8)

10.7	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(9)

10.8	Annual Incentive Compensation Plan(12)

10.9	2010 Omnibus Equity Plan(11)

14.0	Code of Ethics and Conduct Policy(10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholder’s Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text(13)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(12)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.
(13)	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 3, 2011	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ DONALD J. HINSON
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 is formatted in XBRL: (i) the Unaudited Consolidated Condensed Statements of Income, (ii) the Unaudited Consolidated Condensed Balance Sheets, (iii) the Unaudited Consolidated Condensed Statements of Changes in Shareholders’ Equity, (iv) the Unaudited Consolidated Condensed Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Condensed Financial Statements, tagged as blocks of text(13)