Form 10-K
period 2011-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2012-03-02
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $187,483,668 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2011.

The registrant had 15,456,297 shares of common stock outstanding as of February 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2011

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

In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank on the date of acquisition. Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010.

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

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans, one-to-four family residential loans, and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

On November 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Department of the Treasury (“Treasury”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock at $13.04 per share for an aggregate purchase price of $24.0 million in cash. On September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. Under the terms of the Warrant, because the Company’s September 22, 2009 offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of our common stock underlying the Warrant was reduced by 50% to 138,037 shares.

In December 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $57.6 million.

In December 2010 the Company redeemed the 24,000 shares of its Series A Preferred Stock held by the Treasury. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends.

On August 17, 2011, the Company repurchased the Warrant from the Treasury for $450,000. The Warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, held by the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

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

Lending Activities

General.    Lending activities are conducted through Heritage Bank and Central Valley Bank. Our focus is on commercial business lending. We also originate consumer loans, real estate construction and land development loans and one-to-four family residential loans. Most of our one-to-four family residential loans are originated for sale in the secondary market, although some of these loans are retained. Commercial and industrial loans, including owner occupied commercial real estate loans, totaling $440.5 million, or 52.5% of total originated loans, as of December 31, 2011 and $392.3 million, or 52.8% of total originated loans, as of December 31, 2010 and non-owner occupied commercial real estate totaling $251.0 million, or 30.0% of total originated loans, as of December 31, 2011 and $221.7 million, or 29.9% of total originated loans, as of December 31, 2010. One-to-four family residential loans totaled $38.0 million, or 4.5% of total originated loans, at December 31, 2011, and $47.5 million, or 6.5% of total originated loans, at December 31, 2010. Real estate construction and land development loans totaled $77.3 million, or 9.3% of total originated loans, at December 31, 2011, and $58.0 million, or 7.8% of total originated loans, at December 31, 2010.

We lend under policies that are reviewed and approved annually by our board of directors. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely engage external loan specialists to perform reviews of our loan portfolio to check for credit quality, proper documentation and compliance with laws and regulations.

The following table provides information about our originated loan portfolio by type of loan for the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2011		2010		2009		2008		2007
	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial(1)(2)	$440,471	52.5%	$392,301	52.8%	$408,622	52.8%	$410,657	50.9%	$388,483	49.8%
Non-owner occupied commercial real estate(1)	251,049	30.0	221,739	29.9	194,613	25.2	190,706	23.5	196,637	25.2

Total commercial business	691,520	82.5	614,040	82.7	603,235	78.0	601,363	74.4	585,120	75.0
One-to-four family residential(3)	37,960	4.5	47,505	6.5	53,623	7.0	57,231	7.1	57,132	7.4
Real estate construction and land development:
One-to-four family residential	22,369	2.7	29,377	4.0	46,060	6.0	71,159	8.8	82,165	10.6
Multifamily residential and commercial properties	54,954	6.6	28,588	3.8	49,665	6.4	59,572	7.3	40,342	5.2

Total real estate construction and land development(4)	77,323	9.3	57,965	7.8	95,725	12.4	130,731	16.1	122,507	15.8
Consumer	32,981	3.9	23,832	3.2	21,261	2.8	21,255	2.6	16,641	2.1

Gross originated loans	839,784	100.2	743,342	100.2	773,844	100.2	810,580	100.2	781,400	100.3
Less: deferred loan fees	(1,860)	(0.2)	(1,323)	(0.2)	(1,597)	(0.2)	(1,854)	(0.2)	(2,081)	(0.3)

Total originated loans	$837,924	100.0%	$742,019	100.0%	$772,247	100.0%	$808,726	100.0%	$779,319	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)

During the year ended December 31, 2009 certain loan balances previously categorized as commercial business were reclassified as real estate construction and land development multifamily residential and commercial properties. The amounts reclassified were $33.2 million and $32.9 million as of December 31, 2008 and 2007, respectively.

(3)	Excludes loans held for sale of $1.8 million, $764,000, $825,000, $304,000, and $447,000 as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively.
(4)	Balances are net of undisbursed loan proceeds.

The following table provides information about our purchased covered loan portfolio by type of loan for the December 31, 2011 and December 31, 2010. There were no purchased covered loans for the years ended December 31, 2009, 2008 and 2007. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2011		2010
	Balance	% of Total Purchased Covered Loans	Balance	% of Total Purchased Covered Loans
Purchased Covered Loans:
Commercial business:
Commercial and industrial(1)	$76,674	70.1%	$92,265	71.7%
Non-owner occupied commercial real estate(1)	15,753	14.4	17,576	13.6

Total commercial business	92,427	84.5	109,841	85.3
One-to-four family residential	5,197	4.8	6,224	4.8
Real estate construction and land development:
One-to-four family residential	5,786	5.3	5,876	4.6
Multifamily residential and commercial properties	—	—	—	—

Total real estate construction and land development(2)	5,786	5.3	5,876	4.6
Consumer	5,947	5.4	6,774	5.3

Gross purchased covered loans	$109,357	100.0%	$128,715	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)	Balances are net of undisbursed loan proceeds.

The following table provides information about our purchased non-covered loan portfolio by type of loan for the December 31, 2011 and December 31, 2010. There were no purchased non-covered loans for the years ended December 31, 2009, 2008 and 2007. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2011		2010
	Balance	% of Total Purchased Non-Covered Loans	Balance	% of Total Purchased Non-Covered Loans
Purchased Non-Covered Loans:
Commercial business:
Commercial and industrial(1)	$52,659	59.8%	$77,815	59.4%
Non-owner occupied commercial real estate(1)	12,833	14.5	18,435	14.0

Total commercial business	65,492	74.3	96,250	73.4
One-to-four family residential	2,743	3.1	4,986	3.8
Real estate construction and land development:
One-to-four family residential	1,381	1.6	3,816	2.8
Multifamily residential and commercial properties	1,078	1.2	1,244	0.9

Total real estate construction and land development(2)	2,459	2.8	5,060	3.9
Consumer	17,420	19.8	24,753	18.9

Gross purchased non-covered loans	$88,114	100.0%	$131,049	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2011 (i) the aggregate contractual maturities of loans in the named categories of our originated loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	Over 1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$139,666	$175,699	$376,155	$691,520
Real estate construction and land development	54,978	21,538	807	77,323

Total	$194,644	$197,237	$376,962	$768,843

Fixed rate loans		$94,963	$121,604	$216,567
Variable or adjustable rate loans		102,274	255,358	357,632

Total		$197,237	$376,962	$574,199

Commercial Business Lending

We offer different types of commercial business loans. The types of commercial business loans offered are business lines of credit, term equipment financing and term owner-occupied commercial real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”) and Heritage Bank is a

“preferred lender” of the SBA. Before extending credit to a business we look closely at the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.

At December 31, 2011 we had $691.5 million, or 82.5%, of our total originated loans receivable in commercial business loans with an average loan size of approximately $270,000.

We originate commercial real estate loans within our primary market areas. Owner-occupied commercial real estate loans are preferred. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost, of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.10 times for multifamily loans and 1.15 times for commercial real estate loans. Cash flow coverage is calculated using an “underwriting” interest rate equal to the note rate plus 2%.

Commercial real estate loans typically involve a greater degree of risk than single-family residential mortgage loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by determining the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review our commercial real estate loan portfolio annually for performance of individual loans, and stress-test loans for potential changes in interest rates, occupancy, and collateral values.

See “Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial business loans as well as commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our commercial real estate loans, which includes multifamily real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.”

Real Estate Construction and Land Development

We originate single-family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and priced with a variable rate of interest. We require builders to have tangible equity in each construction project, have prompt and thorough documentation of all draw requests and we inspect the project prior to paying any draw requests.

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

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced $84,000, $115,000, and $131,000 in mortgage loans for others as of December 31, 2011, 2010, and 2009, respectively.

The following table presents summary information concerning our origination and sale of residential mortgage loans and the gains from the sale of loans.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Residential mortgage loans:
Originated	$24,929	$18,605	$16,981	$16,177	$4,963
Sold	16,952	16,125	16,460	16,320	4,516
Gains on sales of loans, net	$285	$226	$288	$265	$64

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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31
	2011	2010
	(In thousands)
Commercial business:
Commercial and industrial	$138,118	$147,022
Owner-occupied commercial real estate	2,328	2,977
Non-owner occupied commercial real estate	6,225	6,712

Total commercial business	146,671	156,711
One-to-four family residential	—	44
Real estate construction and land development:
One-to-four family residential	4,247	3,542
Five or more family residential and commercial properties	15,305	11,595

Total real estate construction and land development	19,552	15,137
Consumer	37,251	40,640

Total outstanding commitments	203,474	212,532

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

If a real estate loan payment is past due for 45 days or more, the collection manager may perform a review of the condition of the property if suspect. We may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan relative to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.

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

Delinquencies in the commercial business loan portfolio are handled by the assigned loan officer. Generally, notices are sent and personal contact is made with the borrower when the loan is 15 days past due. Loan officers are responsible for collecting loans they originate or which are assigned to them. Depending on the nature of the loan and the type of collateral securing the loan, we may negotiate and accept a modified payment program or take other actions as circumstances warrant.

Classification of Loans.    Federal regulations require that our Banks periodically evaluate the risks inherent in their respective loan portfolios. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have the authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount. We also have loans we classify as Watch and Other Assets Especially Mentioned (“OAEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans. Loans classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require close monitoring.

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

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. The following table provides information about our originated nonaccrual loans, restructured loans, and other real estate owned for the indicated dates.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$8,266	$10,667	$9,728	$1,176	$33
One-to-four family residential	—	—	—	—	—
Real estate construction and land development	14,947	15,816	25,108	2,221	949
Consumer	125	—	—	—	39

Total nonaccrual originated loans(1)(2)	23,338	26,483	34,836	3,397	1,021

Noncovered other real estate owned	3,710	3,030	704	2,031	169

Total nonperforming originated assets	$27,048	$29,513	$35,540	$5,428	$1,190

Restructured originated performing loans:
Commercial business	$12,606	$394	$425	$—	$—
One-to-four family residential	835	—	—	—	—
Real estate construction and land development	364	—	—	—	—

Total restructured originated loans(3)	$13,805	$394	$425	$—	$—
Accruing originated loans past due 90 days or more(4)	$1,328	$1,313	$277	$664	$2,084
Potential problem originated loans(5)	$29,742	$56,088	$53,086	$43,061	$22,023
Allowance for loan losses on originated loans	$22,317	$22,062	$26,164	$15,423	$10,374
Nonperforming originated loans to total originated loans(6)	2.57%	3.14%	4.27%	0.42%	0.13%
Allowance for loan losses to total originated loans	2.66%	2.97%	3.38%	1.91%	1.33%
Allowance for loan losses to nonperforming originated loans(5)	103.52%	94.73%	79.34%	454.02%	1,016.06%
Nonperforming originated assets to total originated assets(6)	2.14%	2.38%	3.32%	0.57%	0.13%

(1)

$11.7 million, $8.7 million and $17.0 million of nonaccrual loans were considered troubled debt restructures at December 31, 2011, 2010 and 2009, respectively. There were no troubled debt restructures at December 31, 2008 and 2007.

(2)

$1.8 million, $3.2 million and $2.3 million of nonaccrual loans were guaranteed by government agencies at December 31, 2011, 2010 and 2009, respectively. There were no nonaccrual loans guaranteed by government agencies at December 31, 2008 and 2007.

(3)

$592,000 of restructured loans were guaranteed by government agencies at December 31, 2011. There were no restructured loans guaranteed by government agencies at December 31, 2010, 2009, 2008 and 2007.

(4)

$6,000 and $92,000 of accruing originated loans past due 90 days or more were guaranteed by government agencies at December 31, 2011 and 2010, respectively. There were no accruing originated loans past due 90 days or more guaranteed by government agencies at December 31, 2009, 2008 and 2007.

(5)

$2.8 million, $5.4 million and $7.2 million of potential problem originated loans were guaranteed by government agencies at December 31, 2011, 2010 and 2009, respectively. There were no potential problem originated loans guaranteed by government agencies at December 31, 2008 and 2007.

(6)	Excludes portions guaranteed by government agencies.

Nonaccrual Loans.    Our consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on nonaccrual status. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectability of principal or interest. Our policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

Nonperforming originated assets decreased to $27.0 million, or 2.14% of total originated assets, at December 31, 2011 from $29.5 million, or 2.38% of total originated assets, at December 31, 2010 due to a decrease in nonperforming originated loans, offset by an increase in other real estate owned. During the year ended December 31, 2011, there were $4.9 million in net charge-offs of which $1.9 million related to nonperforming commercial loans and $2.7 million related to nonperforming construction loans. In addition, nonperforming loan balances totaling $5.7 million were transferred to other real estate owned during the year ended December 31, 2011. This decrease in total nonperforming originated loans was offset by the $4.0 million addition to nonperforming originated loans of a restructured commercial real estate construction and land development loan.

Restructured originated performing loans as of December 31, 2011 and December 31, 2010 were $13.8 million and $394,000, respectively. During the year ended December 31, 2011, certain performing originated loans were classified as troubled debt restructurings as of September 30, 2011 as a result of the Banks’ broadening definitions of concessions and borrowers having financial difficulty, which would warrant classification as troubled debt restructurings in accordance with Accounting Standards Update (“ASU”) No. 2011-02. The December 31, 2011 balance of these loans identified during the 2011 review was $6.7 million. The increase in restructured originated performing loans was also due to the additions of a $4.3 million commercial business loan and a $2.6 million commercial business loan which were not previously classified as potential problem loans or troubled debt restructures at December 31 2010.

Potential problem originated loans as of December 31, 2011 and December 31, 2010 were $29.7 million and $56.1 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Troubled Debt Restructured Loans.    A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to a borrower that it would not otherwise consider. The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. The interest rate reductions can be for a period of time or over the remainder of the life of the loan. We may also bifurcate troubled credits into a “good” loan and a “bad” loan, whereas the good loan continues to accrue under the modified terms. We perform bifurcations to limit potential losses. The remainders of the Banks’ TDRs are the result of converting revolving lines of credits to amortizing loans, changing amortizing loans to interest-only loans with balloon payments, or re-amortizing the loan over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Banks. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge off the amount of forbearance if that amount is not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.

TDRs are considered impaired and are separately measured for impairment under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 310-10-35, whether on accrual or nonaccrual status. At December 31, 2011 and December 31, 2010, the balance of accruing TDRs was $13.8 million and $394,000, respectively. The related allowance for loan losses on the accruing TDRs was $1.4 million as of December 31, 2011 and no related allowance for loan losses as of December 31, 2010. At December 31, 2011, non-accruing TDRs were $11.7 million and had a related allowance for loan losses of $1.8 million. At December 31, 2010, non-accruing TDRs of $8.7 million had a related allowance for loan losses of $1.6 million.

A loan may have the TDR classification removed if (a) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (b) the loan is no longer impaired based on the terms of the restructured agreement. The Banks’ policy is that the borrower must demonstrate six consecutive monthly payments in accordance with the modified loan before it can be reviewed for removal of TDR classification under the second criteria. However, the loan must be reported as a TDR in at least one of the Company’s Annual Report on Form 10-K.

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. Potential problem originated loans decreased $26.4 million to $29.7 million at December 31, 2011 from $56.1 million at December 31, 2010.

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

The following table provides information regarding changes in our allowance for loan losses for originated loans for the indicated periods:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total originated loans outstanding at end of period(1)	$837,924	$742,019	$772,247	$808,726	$779,319

Average total originated loans outstanding during period(1)	$833,441	$717,159	$787,527	$795,752	$778,058

Allowance balance at beginning of period	$22,062	$26,164	$15,423	$10,374	$10,105
Provision for loan losses	5,180	11,990	19,390	7,420	810
Charge-offs:
Commercial business	(2,690)	(8,106)	(2,668)	(144)	(412)
One-to-four family residential	(15)	(169)	(189)	(280)	(67)
Real estate construction and land development	(2,948)	(8,344)	(5,774)	(1,818)	—
Consumer	(316)	(73)	(192)	(165)	(94)

Total charge-offs	(5,969)	(16,692)	(8,823)	(2,407)	(573)

Recoveries:
Commercial business	821	243	1	1	2
One-to-four family residential	—	15	1	—	5
Real estate construction and land development	201	285	50	—	—
Consumer	22	57	122	35	25

Total recoveries	1,044	600	174	36	32

Net (charge-offs) recoveries	(4,925)	(16,092)	(8,649)	(2,371)	(541)

Allowance balance at end of period	$22,317	$22,062	$26,164	$15,423	$10,374

Ratio of net (charge-offs) recoveries during period to average total originated loans outstanding	(0.59)%	(2.24)%	(1.10)%	(0.30)%	(0.06)%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses for originated loans at the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2011		2010		2009		2008		2007
	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)
	(Dollars in thousands)
Commercial business	$12,888	82.3%	$14,350	82.5%	$12,137	77.8%	$2,785	74.2%	$1,999	74.7%
One-to-four family residential	416	4.5	500	6.5	550	7.0	5,797	7.1	4,231	7.4
Real estate construction	7,556	9.3	5,435	7.8	12,892	12.4	6,587	16.1	3,839	15.8
Consumer	547	3.9	846	3.2	361	2.8	254	2.6	305	2.1
Unallocated	910	—	931	—	224	—	—	—	—	—

Total allowance for loan losses	$22,317	100.0%	$22,062	100.0%	$26,164	100.0%	$15,423	100.0%	$10,374	100.0%

(1)	Represents total originated loans outstanding in each category as a percent of total originated loans.

Investment Activities

At December 31, 2011, our investment securities portfolio totaled $156.7 million, which consisted of $144.6 million of securities available for sale and $12.1 million of securities held to maturity. This compares with a total portfolio of $138.9 million at December 31, 2010, which was comprised of $125.1 million of securities available for sale and $13.8 million of securities held to maturity. The increase in the investment securities portfolio was accomplished through the use of funds previously held in interest earning deposits. Interest earning deposits decreased to $93.6 million at December 31, 2011 from $129.8 million at December 31, 2010. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 6 to the Notes to Consolidated Financial Statements.

In the second quarter of 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the year ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 and March 31, 2009 that were not due to credit losses. The activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities during the year ended December 31, 2011, is presented in Note 6 to the Notes to Consolidated Financial Statements.

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

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31,
	2011		2010		2009
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$31,307	21.7%	$41,429	33.1%	$22,958	25.3%
Municipal securities	33,423	23.1	20,213	16.1	7,460	8.2
Corporate securities	8,097	5.6	10,276	8.2	10,176	11.2
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	71,775	49.6	53,257	42.6	50,142	55.3

Total	$144,602	100.0%	$125,175	100.0%	$90,736	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2011.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
				(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$19,659	1.25%	$10,644	0.87%	$—	—%	$1,004	—%
Municipal securities	1,891	3.45	4,843	2.98	19,337	4.22	7,353	4.73
Corporate securities	8,097	2.00	—	—	—	—	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	—	—	49	7.65	14,279	2.48	57,446	2.64

Total	$29,647	1.59%	$15,536	1.52%	$33,616	3.45%	$65,803	2.84%

(1)	Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31,
	2011		2010		2009
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$1,799	14.9%	$1,858	13.5%	$1,443	10.6%
Municipal securities	3,566	29.5	3,410	24.8	1,618	11.9
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,412	44.7	6,592	47.9	8,236	60.4
Private residential collateralized mortgage obligations	1,316	10.9	1,908	13.8	2,339	17.1

Total	$12,093	100.0%	$13,768	100.0%	$13,636	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2011.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government agencies	$—	—%	$160	5.06%	$1,919	3.71%	$—	—%
Municipal securities	413	5.26	1,733	5.44	1,125	4.67	532	5.33
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	—	—	—	—	77	7.54	5,666	3.49
Private residential collateralized mortgage obligations	—	—	—	—	—	—	1,256	5.15

Total	$413	5.26%	$1,893	5.72%	$3,121	6.48%	$7,454	4.39%

(1)	Taxable equivalent weighted average yield.

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2011 the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. At December 31, 2011 the Banks had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the year ended December 31, 2011, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Deposit Activities and Other Sources of Funds

General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits management may utilize brokered deposits on an as-needed basis.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, since 2009 the Company has utilized repurchase agreements as a supplement to other funding sources.

During the year ended December 31 2011, non-maturity deposits (total deposits less certificate of deposit accounts) increased $73.1 million, or 10.0%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 29.0% at December 31, 2011 from 35.5% at December 31, 2010.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include non-interest demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, savings accounts and certificates of deposit (“CDs”). These accounts, with the exception of non-interest demand accounts, generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The major categories of deposit accounts are described below.

Non-Interest Demand Accounts.    Non-interest demand accounts are noninterest bearing and may be charged service fees based on activity and balances.

NOW Accounts.    NOW accounts are interest bearing and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Money Market Accounts.    Money market accounts pay a variable interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary.

Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $100 minimum balance is maintained.

CDs.    We offer several types of CDs with maturities ranging from three months to five years, which require a minimum deposit of $2,500. Negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to 12 months.

The following table provides the balances outstanding for each major category of deposits for the periods indicated:

	December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Non-interest demand deposits	$230,993	20.4%	$194,583	17.1%	$133,169	15.8%
NOW Accounts	304,818	26.8	287,247	25.3	211,509	25.2
Money market accounts	166,913	14.7	150,983	13.3	113,332	13.5
Savings accounts	103,716	9.1	100,552	8.8	78,205	9.3

Total non-maturity deposits	806,440	71.0	733,335	64.5	536,215	63.8
CDs	329,604	29.0	402,941	35.5	303,913	36.2

Total deposits	$1,136,044	100.0%	$1,136,276	100.0%	$840,128	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the periods indicated:

	Year ended December 31,
	2011		2010		2009
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$453,509	0.41%	$376,245	0.58%	$310,860	0.89%
Savings accounts	103,170	0.35	89,978	0.56	85,541	0.98
CDs	355,167	1.20	351,191	1.62	323,696	2.47

Total interest bearing deposits	911,846	0.71	817,414	1.02	720,097	1.61
Non-interest demand deposits	205,862	—	150,906	—	120,107	—

Total deposits	$1,117,708	0.58%	$968,320	0.87%	$840,204	1.38%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more as of December 31, 2011 (In thousands):

Remaining maturity:
Three months or less	$50,352
Over three months through six months	33,301
Over six months through twelve months	52,209
Over twelve months	47,949

Total	$183,811

Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, multifamily mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2011, the Banks maintained an uncommitted credit facility with the FHLB of Seattle in a collective amount of $169.7 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco in a collective amount of $70.5 million, of which there were no advances or borrowings outstanding.

The Banks also maintain advance lines with Zions Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds in a collective amount of up to $42.8 million as of December 31, 2011. At December 31, 2011 we had securities sold under agreement to repurchase of $23.1 million which were secured by available for sale investment securities.

The FHLB functions provide credit for member financial institutions. As members, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of assets for Heritage Bank and Central Valley Bank.

The following table is a summary of FHLB advances for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	—	1,330	—
Maximum amount outstanding at any month end	—	17,486	—
Average interest rate:
During the period	—	1.67%	—
At period end	—	—	—

There were no federal funds purchased for the years ended December 31, 2011, 2010 and 2009.

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

The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. The Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Dodd-Frank Act requires new regulations to be promulgated concerning the source of strength. The Federal Deposit Insurance Act requires an undercapitalized bank to develop a capital restoration plan, approved by the FDIC, with a guaranty by the company having control of the bank, of the bank’s compliance with the plan.

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

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. The Dodd-Frank Act requires new capital regulations to be adopted in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010). Many of the Dodd-Frank Act’s implementing rules and regulations have been delayed and proposed capital regulations were issued by the Federal Reserve in December 2011, which are subject to a comment period ending in March 2012.

Subsidiaries.    Heritage Bank and Central Valley Bank are Washington-chartered commercial banks, the deposits of which are insured by the FDIC. Heritage Bank and Central Valley Bank are subject to regulation by the FDIC and the Division.

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

Dividends paid by the Banks provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our Banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. For an additional discussion of restrictions on the payment of dividends, see Part II, Item 5 herein.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk- based capital ratios under these guidelines at December 31, 2011 were 4% and 8%, respectively. At December 31, 2011, we had Tier 1 risk-based capital and total risk-based capital of 19.0% and 20.3%, respectively.

The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, we had a leverage ratio of 13.8%.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Banks. In addition, on September 12, 2010, the Basel Committee on Banking Supervision adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•	For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

As of December 31, 2011, the Banks met the requirements to be classified as “well-capitalized.”

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

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion will be assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio, or DRR, which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980’s. For the quarterly period ended December 31, 2011, the Financing Corporation assessment equaled 0.680 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and interest on lawyers trust accounts (“IOLTA”) qualify for unlimited deposit insurance by the FDIC through December 31, 2012. NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010. NOW accounts, along with all other deposits maintained at the Banks, are now insured by the FDIC up to $250,000 per account owner.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations.

Other Regulatory Developments.    Significant federal banking legislation has been enacted in recent years. The following summarizes some of the recent significant federal banking legislation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•

Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Banks, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

Require the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•

Made permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest demand transaction accounts at all insured depository institutions.

•

Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Required all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Banks could require the Company and the Banks to seek additional sources of capital in the future.

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

Code of Ethics

We have adopted Code of Ethics that applies to our principal executive officer, principal financial officer and controller. We have posted the text of our code of ethics at www.HF-WA.com in the section titled Investor Information: Corporate Governance. Any waivers of the code of the ethics will be publicly disclosed to shareholders.

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

Employees

We had 354 full-time equivalent employees at December 31, 2011. We experienced an increase of 33 full-time equivalent employees during 2011, due to the addition of the Kent and Gig Harbor branches as well as increases in loan productions and loan support. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers

The following table set forth certain information with respect to the executive officers of the Company.

Name	Age(1)	Position	Has Served the Company, Heritage Bank or Central Valley Bank Since
Brian L. Vance	57	President and Chief Executive Officer of Heritage; President and Chief Executive Officer of Heritage Bank; Vice Chairman and Chief Executive Officer of Central Valley Bank	1996
Jeffrey J. Deuel	53	Executive Vice President, Heritage; Executive Vice President and Chief Operating Officer of Heritage Bank	2010
Gregory D. Patjens	62	Executive Vice President and Chief Lending Officer of Heritage Bank	1999
Donald J. Hinson	50	Senior Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank	2005
D. Michael Broadhead	66	President of Central Valley Bank	1986
David A. Spurling	58	Senior Vice President and Chief Credit Officer of Heritage Bank	2001

(1)	Age is as of December 31, 2011

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

Jeffrey J. Deuel joined Heritage Bank in February 2010 as Executive Vice President. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management.

Gregory D. Patjens is Executive Vice President and Chief Lending Officer of Heritage Bank. Mr. Patjens joined Heritage Bank in 1999 as Executive Vice President Administration and was promoted in 2001 to Executive Vice President and Retail Banking Manager. Mr. Patjens was employed for over 25 years with Key Bank and its predecessor, Puget Sound National Bank, in positions with responsibilities for a variety of administrative and bank operations functions. Prior to leaving Key Bank, Mr. Patjens was Senior Vice President for Key Services, National Client Services.

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

•

The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transactions involving our assumption of deposits and the acquisition of assets of Cowlitz Bank and Pierce Commercial Bank;

•

To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

•	We completed two acquisitions during 2010 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has had a significant impact on the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Generally, trust preferred securities will no longer be eligible as Tier 1 capital and outstanding TARP preferred securities will continue to qualify as Tier 1 capital. In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, effective July 21, 2011 a federal prohibition on the payment of interest on demand deposits was eliminated, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact our interest expense.

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau, or CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as the Banks, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

As the Company and Banks continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum we expect to experience an increase in our operating and compliance costs, which is expected to continue and further impact our interest expense.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration, or SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

At December 31, 2011, our originated commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $691.5 million, or approximately 82.5% of our total originated loan portfolio.

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

As of December 31, 2011, our non-owner occupied commercial real estate loans totaled $251.0 million, or 30.0% of our total originated loan portfolio.

Our real estate construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate.    Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If our estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss.

As of December 31, 2011, our originated real estate construction and land development loans totaled $77.3 million, or 9.3% of our total originated loan portfolio. Of these loans, $22.4 million, or 2.7%, were one-to-four family residential construction related and $54.9 million, or 6.6%, were multifamily residential and commercial construction related. Approximately $8.3 million, or 10.7%, of our total originated construction loans were nonperforming at December 31, 2011.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

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

For the year ended December 31, 2011 we recorded a provision for loan losses of $14.4 million compared to $12.0 million for the year ended December 31, 2010. The provision related to the originated portfolio was $5.2 million and $12.0 for the years ended December 31, 2011 and 2010, respectively. Our provision for loan losses on purchased loans was $9.3 million for the year ended December 31, 2011. There was no provision for loan losses on purchased loans for the year ended December 31, 2010. We also recorded net loan charge-offs of $5.6 million for the year ended December 31, 2011 compared to $16.1 million for the year ended December 31, 2010. The net charge-offs related to the originated portfolio was $4.9 million and $16.1 million for the years ended

December 31, 2011 and 2010, respectively. Recently, we have been experiencing decreasing loan delinquencies and decreasing loan charge-offs. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy. The deterioration in the general economy has been a significant contributing factor to our current level of delinquencies and nonperforming loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in foreclosures for one-to-four family residential construction loans, which represented 64.1% of our nonperforming originated loans at December 31, 2011. At December 31, 2011 our total nonperforming originated loans were $23.3 million, or 2.57% of total originated loans, compared to $26.5 million or 3.14% of total loans at December 31, 2010. Moreover, if weak economic conditions persist, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

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

Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2011, we had goodwill with a carrying amount of $13.0 million.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high; further, the resulting dilution of our equity may adversely affect the market price of our common stock.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support continued internal growth and growth through acquisitions. Our ability to raise additional capital, however, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

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

In addition, if we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

Continued deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses of our investment in Federal Home Loan Bank stock.

At December 31, 2011, we owned $5.6 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing. The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, or the FHFA, its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA. The potential impact of the consent order is unknown at this time. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, Mr. Brian L. Vance, and certain other employees. In this regard we are currently working with a nationally recognized community bank compensation consultant to prepare severance agreements to replace the severance agreements we previously had in place with certain of our key employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2011, Heritage Bank had ten offices located in Tacoma and surrounding areas of Pierce County (all but four of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), three offices in King County (all of which are leased), one office in Mason County (which is owned), one office in Clark County (which is leased), four offices in Cowlitz County (all of which are owned with the exception of one leased office) and two offices in Multnomah Country (all of which are leased). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with one on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our Banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Banks.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2011, we had approximately 1,159 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 15,456,297 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 9, 2012 was $14.20 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2011 Quarter ended:
	March 31	June 30	September 30	December 31
High	$15.12	$14.86	$13.15	$13.57
Low	$13.50	$12.53	$10.20	$10.24

	2010 Quarter ended:
	March 31	June 30	September 30	December 31
High	$15.36	$16.46	$15.70	$15.49
Low	$13.40	$13.61	$12.32	$13.23

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.

The most recent fiscal year quarterly cash dividends per common share are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
May 2, 2011	$0.03	May 13, 2011	May 27, 2011
July 27, 2011	$0.05	August 12, 2011	August 26, 2011
October 27, 2011	$0.05	November 10, 2011	November 23, 2011
November 16, 2011	$0.25	November 28, 2011	December 9, 2011

The primary source for dividends paid to our shareholders is dividends paid to us from Heritage Bank and Central Valley Bank. There are regulatory restrictions on the ability of our subsidiary banks to pay dividends. Under federal regulations, the dollar amount of dividends the Banks may pay depends upon their capital position and recent net income. Generally, if an institution satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to a stock form of ownership, as Heritage Bank has done, may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual stock conversion.

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

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of 12 months. This marked the Company’s ninth stock repurchase plan. During the quarter ended December 31, 2011, the Company repurchased 131,905 shares at an average price of $11.77. Since the establishment of this repurchase plan, the Company has repurchased a total of 201,205 shares at an average price of $11.64 per share.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011—October 31, 2011	—	—	6,086,916	712,700
November 1, 2011—November 30, 2011	131,905	$11.77	6,218,821	580,795
December 1, 2011—December 31, 2011	—	—	6,218,821	580,795

Total	131,905	$11.77	6,218,821	580,795

The information regarding the Company’s equity compensation plan is contained under Part III, Item 12 of this Form 10-K and is incorporated by reference herein.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2006 and ending December 31, 2011. Total return includes appreciation or depreciation in market value of Heritage common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2006, and that all dividends were reinvested in Heritage common stock.

	Period Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Heritage Financial Corporation	$100.00	$83.11	$53.81	$61.05	$61.67	$57.46
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$74,120	$59,522	$53,341	$56,948	$62,391
Interest expense	6,582	8,511	11,645	18,606	25,770
Net interest income	67,538	51,011	41,696	38,342	36,621
Provision for loan losses	14,430	11,990	19,390	7,420	810
Noninterest income	8,096	21,356	8,488	8,824	8,572
Noninterest expense	52,053	40,588	30,716	30,419	28,288
Income tax expense (benefit)	2,633	6,435	(503)	2,976	5,387
Net income	6,518	13,354	581	6,351	10,708
Net income (loss) applicable to common shareholders	6,518	11,668	(739)	6,208	10,708
Earnings (loss) per common share(1)
Basic	0.42	1.05	(0.10)	0.93	1.62
Diluted	0.42	1.04	(0.10)	0.93	1.60
Dividend payout ratio to common shareholders(2)	90.5%	—	(100.0)%	59.5%	51.5%

Performance Ratios:
Net interest spread(3)	5.23%	4.56%	4.25%	4.11%	3.86%
Net interest margin(4)	5.41%	4.78%	4.57%	4.59%	4.50%
Efficiency ratio(5)	68.82%	56.09%	60.67%	64.50%	62.59%
Return on average assets	0.48%	1.16%	0.06%	0.71%	1.23%
Return on average common equity	3.17%	8.15%	(0.72)%	6.98%	12.87%

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,368,985	$1,367,684	$1,014,859	$946,145	$886,055
Originated loans receivable, net	815,607	719,957	746,083	793,303	768,945
Purchased covered loans receivable	105,394	128,715	—	—	—
Purchased noncovered loans receivable	83,479	131,049	—	—	—
Loans receivable, net	1,004,480	979,721	746,083	793,303	768,945
Loans held for sale	1,828	764	825	304	447
Deposits	1,136,044	1,136,276	840,128	824,480	776,280
FDIC indemnification asset	10,350	16,071	—	—	—
FHLB advances	—	—	—	—	14,990
Securities sold under agreement to repurchase	23,091	19,027	10,440	—	—
Stockholders’ equity	202,520	202,279	158,498	113,147	84,967
Book value per common share	13.10	12.99	12.21	13.40	12.79
Equity to assets ratio	14.8%	14.8%	15.6%	12.0%	9.6%

Capital Ratios:
Total risk-based capital ratio	19.0%	21.5%	20.7%	13.7%	10.7%
Tier 1 risk-based capital ratio	20.3%	20.2%	19.4%	12.5%	9.5%
Leverage ratio	13.8%	13.9%	14.6%	11.0%	8.2%

Asset Quality Ratios:
Nonperforming originated loans to total originated loans	2.57%	3.14%	4.27%	0.42%	0.13%
Allowance for loan losses to total originated loans	2.66%	2.97%	3.38%	1.91%	1.33%
Allowance for loan losses to nonperforming originated loans	103.52%	94.73%	79.34%	454.02%	1,016.06%
Nonperforming originated assets to total originated assets	2.14%	2.38%	3.32%	0.57%	0.13%

Other Data:
Number of banking offices	33	31	20	20	20
Number of full-time equivalent employees	354	321	222	217	224

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the FASB ASC.
(2)	Dividend payout ratio is declared dividends per common share divided by basic earnings (loss) per common share.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of net interest bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest earning assets.
(5)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2011 audited consolidated financial statements and notes to those financial statements included in this Form 10-K.

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

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this Form 10-K.

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

Allowance for Loan Losses.    The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be appropriate to absorb known and inherent losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans.

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

For additional information regarding the allowance for loan losses, its relation to the provision for loans losses, risk related to asset quality and lending activity, see Part I, Item 1, “Business—Analysis of Allowance for Loan and Lease Losses” as well as “—Results of Operations for the Years Ended December 31, 2011 and 2010—Provision for Loan Losses.”

Estimated Cash Flows related to Impaired Purchased Loans.    Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

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

Other Than Temporary Impairments in the Market Value of Investments.    Unrealized losses on investment securities available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and it is more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

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

During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. Heritage has adopted the ASU for the quarter ended December 31, 2011.

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

Maintain Strong Balance Sheet.    In addition to our focus on our underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn afflicting the Pacific Northwest better than many of our competitors. As of December 31, 2011, the ratio of our allowance for loan losses to total originated loans was 2.66% and the ratio of the allowance to nonperforming originated loans was 103.52%. Our liquidity position is also strong, with $123.8 million in cash and cash equivalents as of December 31, 2011. As of December 31, 2011, the regulatory capital ratios of our subsidiary banks were well in excess of the levels required for “well-capitalized” status, and our consolidated total risk-based capital, Tier 1 risk-based capital and leverage ratios were 20.3%, 19.0% and 13.8%, respectively.

Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in our communities by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2011, as a percentage of our total deposits, non-maturity deposits were 71.0%. We maintain state of the art technology-based products, such as on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.

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

During the period from December 31, 2007 through December 31, 2011 our total assets have grown $482.9 million, or 54.5%, with net loans receivable growing $235.5 million, or 30.6%, million during the period. Our emphasis in growing our commercial business loan portfolio resulted in an increase in commercial business loans of $106.4 million, or 18.2%, since 2007. Overall loan increases have benefited from our emphasis in increasing our lending in the Pierce County market and the acquisitions of Cowlitz Bank and Pierce Commercial Bank.

Deposits increased $359.8 million to $1.14 billion at December 31, 2011 from $776.3 million at December 31, 2007. From December 31, 2007 to December 31, 2011, non-maturity deposits (total deposits less certificate of deposit accounts) increased $390.0 million, or 93.6%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 29.0% at December 31, 2011 from 47.0% at December 31, 2007.

Stockholders’ equity has increased by $117.6 million to $202.5 million at December 31, 2011 from December 31, 2007 due to a combination of earnings and issuances of common stock. During the period from December 31, 2007 through December 31, 2011, our annual net income decreased by 39.1% or $4.2 million, mostly due to increases in the allowance for loan losses.

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

The following table provides relevant net interest income information for selected periods. The average daily loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been presented on a tax-equivalent basis.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$981,848	$70,114	7.14%	$810,177	$56,054	6.92%	$766,346	$50,567	6.60%
Taxable securities	129,217	2,912	2.25	105,815	2,661	2.52	59,365	2,295	3.87
Nontaxable securities	25,122	821	3.27	13,411	470	3.50	5,721	244	4.26
Interest earning deposits and Federal funds sold	105,836	273	0.26	133,277	337	0.25	76,922	235	0.31
FHLB stock	5,594	—	—	4,204	—	—	3,566	—	—

Total interest earning assets	$1,247,617	$74,120	5.94%	$1,066,884	$59,522	5.58%	$911,920	$53,341	5.85%
Noninterest earning assets	102,691			86,039			66,279

Total assets	$1,350,308			$1,152,923			$978,199

Interest Bearing Liabilities:
Certificates of deposit	$355,167	$4,274	1.20%	$351,191	$5,677	1.62%	$323,696	$7,988	2.47%
Savings accounts	103,170	361	0.35	89,978	501	0.56	85,541	842	0.98
Interest bearing demand and money market accounts	453,509	1,868	0.41	376,245	2,200	0.58	310,860	2,769	0.89

Total interest bearing deposits	911,846	6,503	0.71	817,414	8,378	1.02	720,097	11,599	1.61
FHLB advances and other borrowings	1	—	0.30	1,896	48	2.53	1	—	1.73
Securities sold under agreement to repurchase	19,301	79	0.41	13,750	85	0.62	6,206	46	0.75

Total interest bearing liabilities	$931,148	$6,582	0.71%	$833,060	$8,511	1.02%	$726,304	$11,645	1.60%
Demand and other noninterest bearing deposits	205,862			150,906			120,107
Other noninterest bearing liabilities	7,795			2,993			5,321
Preferred stock	—			22,889			23,413
Stockholders’ equity	205,503			165,964			126,467

Total liabilities and stockholders’ equity	$1,350,308			$1,152,923			$978,199

Net interest income		$67,538			$51,011			$41,697
Net interest spread			5.23%			4.56%			4.25%
Net interest margin			5.41%			4.78%			4.57%
Average interest earning assets to average interest bearing liabilities			133.99%			128.07%			125.56%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$12,273	$1,786	$14,059	$3,033	$2,454	$5,487
Taxable securities	527	(277)	250	1,168	(802)	366
Nontaxable securities	383	(31)	352	269	(43)	226
Interest earning deposits and Federal funds sold	(71)	6	(65)	143	(41)	102
FHLB stock	—	—	—	—	—	—

Interest income	$13,112	$1,484	$14,596	$4,613	$1,568	$6,181

Interest bearing liabilities:
Certificates of deposit	$48	$(1,450)	$(1,402)	$444	$(2,756)	$(2,312)
Savings accounts	46	(187)	(141)	25	(365)	(340)
Interest bearing demand and money market accounts	318	(649)	(331)	382	(951)	(569)

Total interest bearing deposits	412	(2,286)	(1,874)	851	(4,072)	(3,221)
FHLB advances and other borrowings	(6)	(44)	(50)	48	—	48
Securities sold under agreement to repurchase	23	(29)	(6)	47	(8)	39

Interest expense	$429	$(2,359)	$(1,930)	$946	$(4,080)	$(3,134)

Results of Operations for the Years Ended December 31, 2011 and 2010

Earnings Summary.    Net income applicable to common shareholders of $0.42 per diluted common share was recorded for the year ended December 31, 2011 compared to $1.04 per diluted common share for the year ended December 31, 2010. Net income for the year ended December 31, 2011 was $6.5 million compared to net income of $13.4 million for the same period in 2010. The decrease was primarily the result of an $11.8 million gain on bank acquisitions in 2010, a $2.4 million increase in the provision for loan losses and a $11.5 million increase in noninterest expense partially offset by a $16.5 million increase in net interest income. The Company’s efficiency ratio increased to 68.8% for the year ended December 31, 2011 from 56.2% for the year ended December 31, 2010.

Net Interest Income.    Net interest income increased $16.5 million, or 32.4%, to $67.5 million for the year ended December 31, 2011 compared with the previous year of $51.0 million. The increase in net interest income was due primarily to increased earning assets acquired from the Cowlitz and Pierce Commercial Acquisitions and an increased net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2011 increased 63 basis points to 5.41% from 4.78% for the previous year. The increase in net interest margin was due primarily to increased loan yields as a result of discount accretion on the acquired loan portfolios balances and offset by low interest earning overnight cash deposits in the Cowlitz and Pierce Commercial Acquisitions. Our net interest spread for the year ended December 31, 2011 increased to 5.23% from 4.56% for the prior year.

Total interest income increased $14.6 million, or 24.5%, to $74.1 million for the year ended December 31, 2011, from $59.5 million for the year ended December 31, 2010. The increases in interest income was due to a combination of higher balances of average interest earning assets and higher yields on interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $180.7 million, or 16.9%, from $1.07 billion for the year ended December 31, 2010 to $1.25 billion for the year ended December 31, 2011. The increase in average interest earning assets for the year ended December 31, 2011 was primarily due to the Cowlitz and Pierce Acquisitions as well as increases in investment securities available for sale. The yield on interest earning assets increased 36 basis points from 5.58% for the year ended December 31, 2010 to 5.94% for the year ended December 31, 2011. The increase in the yield on earning assets for the year ended December 31, 2011 reflects the increased loan yields due to discount accretion on the acquired loan portfolios. The effect of discount accretion on loan yields for the year ended December 31, 2011 and December 31, 2010 was approximately 80 basis points and 37 basis points, respectively. For the years ended December 31, 2011 and December 31, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 14 basis points and 20 basis points, respectively. Originated nonaccrual loans totaled $23.3 million at December 31, 2011 as compared to $26.5 million at December 31, 2010. Interest income on taxable and nontaxable investment securities increased $602,000 due to purchases of investment securities available for sale.

Total interest expense decreased by $1.9 million, or 22.7%, to $6.6 million for the year ended December 31, 2011 from $8.5 million for the year ended December 31, 2010. The decreases in interest expense was attributable to lower average rates paid on interest bearing liabilities partially offset by higher balances of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.71% for the year ended December 31, 2011 from 1.02% for the year ended December 31, 2010. Total average interest bearing liabilities increased by $98.1 million, or 11.8%, to $931.1 million for the year ended December 31, 2011 from $833.1 million for the year ended December 31, 2010. The increases in average interest bearing liabilities were due primarily to the Cowlitz and Pierce Acquisitions. Deposit interest expense decreased $1.9 million, or 22.4%, to $6.5 million for the year ended December 31, 2011 compared to $8.4 million for the prior year. The decrease in deposit interest expense for the year ended December 31, 2011 is primarily a result of a 31 basis point decrease in the average cost of interest-bearing deposits, reflecting the relatively low interest rate environment.

Provision for Loan Losses.    The provision for loan losses increased $2.4 million, or 20.4%, to $14.4 million for the year ended December 31, 2011 from $12.0 million for the year ended December 31, 2010.

The provision for loan losses on originated loans decreased $6.8 million, or 56.8%, to $5.2 million for the year ended December 31, 2011 from $12.0 million for the year ended December 31, 2010. The Banks had net charge-offs of $4.9 million for the year ended December 31, 2011 compared to $16.1 million for the year ended December 31, 2010. The decrease in provision expense was substantially due to lower net charge-offs on originated loans during the year ended December 31, 2011 as compared the prior year. The ratio of net charge-offs to average total originated loans outstanding was 0.59% for the year ended December 31, 2011 and 2.24% for the year ended December 31, 2010.

The provision for loan losses on purchased loans for the year ended December 31, 2011 totaled $9.3 million compared to no provision for loan losses on purchased loans for the year ended December 31, 2010. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be primarily offset by a corresponding increase in the FDIC indemnification asset recognized within noninterest income. To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income.

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans increased slightly by $255,000 to $22.3 million at December 31, 2011 from $22.1 million at December 31, 2010. As of December 31, 2011, the Banks identified $23.3 million of originated impaired loans and $13.8 million of originated performing restructured loans. Of those impaired and performing restructured loans, $10.9 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $26.2 million have related allowances for credit losses totaling $4.5 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $22.3 million at December 31, 2011 (2.66% of total originated loans and 103.2% of nonperforming originated loans) appropriate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see Item 1, Business—Analysis of the Allowance for Loan and Lease Losses.”

Noninterest Income.    Total noninterest income decreased $13.3 million, or 62.1%, to $8.1 million for the year ended December 31, 2011 compared to $21.4 million for the prior year. The decrease was due substantially to an $11.8 million pretax gain on bank acquisitions in 2010 and a $2.3 million decrease in net FDIC loss sharing income partially offset by a $573,000 increase in service charges on deposits due mostly to deposits acquired through the Cowlitz and Pierce Commercial Acquisitions.

Noninterest Expense.    Noninterest expense increased $11.5 million or 28.2% to $52.1 million during the year ended December 31, 2011 compared to $40.6 million for the year ended December 31, 2010. The increase was due to increased salaries and benefits expense in the amount of $7.2 million, increased occupancy and equipment expense of $1.8 million and increased other real estate owned expense (including valuation adjustments) of $652,000. These increases were substantially due to the Cowlitz and Pierce Commercial Acquisitions.

The efficiency ratio for the year ended December 31, 2011 was 68.8% compared to 56.2% for the same period in the prior year. While growth strategies are being executed the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies begin producing long term results. The increase was primarily related to the increase in noninterest expense resulting from the Cowlitz and Pierce Acquisitions. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Income Tax Expense (Benefit).    The provision for income taxes decreased by $3.8 million to an expense of $2.6 million for the year ended December 31, 2011 from an expense of $6.4 million for the year ended December 31, 2010. The Company’s effective tax rate was 28.8% for the year ended December 31, 2011 compared to 32.5% for the same period in 2010. The decrease in the Company’s effective tax rate for the year ended December 31, 2011 is due substantially to an increase in balances of tax exempt securities and the lower level of income before taxes relative to the amount of tax-exempt income.

Results of Operations for the Years Ended December 31, 2010 and 2009

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

Income Tax Expense (Benefit).    The provision for income taxes increased by $6.9 million to a net expense of $6.4 million for the year ended December 31, 2010 from a benefit of $503,000 for the year ended December 31, 2009 primarily as a result of an increase in income before taxes. The Company’s effective tax rate was 32.5% for the year ended December 31, 2010.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2011, cash and cash equivalents totaled $123.8 million, or 9.0% of total assets and investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $30.1 million, or 2.2% of total assets. At December 31, 2011, the Banks maintained an uncommitted credit facility with the FHLB of

Seattle for $169.7 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $70.5 million, of which there were no borrowings outstanding as of December 31, 2011. The Banks also maintain advance lines with Zions Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $42.8 million as of December 31, 2011. As of December 31, 2011, there were no overnight federal funds purchased.

During 2011 total assets grew $1.3 million with cash on hand and in banks decreasing $7.0 million, interest earning deposits and federal funds sold decreasing $38.2 million, investment securities increasing $17.8 million and net loans increasing by $24.8 million over the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds, brokered CDs and other wholesale deposits) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Stockholders’ equity was $202.5 million at December 31, 2011 and $202.3 million at December 31, 2010. During the year ended December 31, 2011, we paid common stock dividends of $5.9 million, repurchased $2.3 million in common stock, repurchased $450,00 in a warrant issued to the U.S Treasury, realized net income of $6.5 million, recorded $1.2 million in unrealized gains on securities available for sale, net of tax, recorded $13,000 of market loss related to other than temporary impairment on securities held to maturity, net of tax, recorded $125,000 of accretion of market loss related to other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $1.1 million.

On November 21, 2008, the Company completed a sale to the Treasury of 24,000 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock for an aggregate purchase price of $24.0 million in cash, with a related Warrant to purchase 276,074 shares of the Company’s common stock. On December 22, 2010, the Company redeemed the 24,000 shares of its Series A preferred stock. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends. Under the terms of the Warrant, because our September 22, 2009 offering of common stock was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the Warrant was reduced by 50% to 138,037 shares. On August 17, 2011, the Company repurchased the Warrant from the Treasury for $450,000. The Warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, held by the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

The Company and the Banks are subject to various regulatory capital requirements. As of December 31, 2011, the Company and the Banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. Furthermore, on September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. On December 15, 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $57.6 million.

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On February 1, 2012, the Company’s Board of Directors declared a dividend of $0.06 per share payable on February 24, 2012 to shareholders of record on February 10, 2012.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP will be repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions will be sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt is repaid, shares are released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares are released, compensation expense is recorded equal to the then current market price of the shares, our capital is increased, and the shares become outstanding for earnings per common share calculations. For the year ended December 31, 2011, the Company has allocated or committed to be released to the ESOP 9,258 earned shares and has 10,029 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $126,000 at December 31, 2011.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2011:

	Less than 1 year	Over 1-3 years	Over 3-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$252,677	$51,580	$25,147	$200	$806,440	$1,136,044
Operating leases	1,471	2,593	2,553	5,334	—	11,951
Purchase obligations(2)	157	—	—	—	—	157

Total contractual obligations	$254,305	$54,173	$27,700	$5,534	$806,440	$1,148,152

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts.
(2)	Represents agreements to purchase goods or services.

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

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 16.86% and a positive 4-12 month “gap” of 10.56% as of December 31, 2011. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2011 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits, and competition.

	Estimated Maturity or Repricing Within
	0-3 months	Over 3 months-12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans(1)	$247,840	$67,018	$370,845	$109,312	$46,597	$841,612
Investment securities	7,572	27,073	26,778	46,372	48,900	156,695
FHLB stock	5,594	—	—	—	—	5,594
Interest earning deposits	123,759	—	—	—	—	123,759

Total interest earning assets	$384,765	$94,091	$397,623	$155,684	$95,497	$1,127,660

Interest Bearing Liabilities:
Total interest bearing deposits	$171,572	$165,103	$568,376	$—	$—	$905,051
Total securities sold under agreement to repurchase	23,091	—	—	—	—	23,091

Total interest bearing liabilities	$194,663	$165,103	$568,376	$—	$—	$928,142

Rate sensitivity gap	$190,102	$(71,012)	$(170,753)	$155,684	$95,497	$199,518
Cumulative rate sensitivity gap:
Amount	$190,102	$119,090	$(51,663)	$104,021	$199,518
As a percentage of total interest earning assets	16.86%	10.56%	(4.58)%	9.22%	17.69%

(1)	Originated loans receivable, including the loans held for sale and excluding deferred loan fees.

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

The table below provides information about our originated financial instruments that are sensitive to changes in interest rates as of December 31, 2011. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2012	2013	2014	2015- 2016	After 2016	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$30,051	$12,212	$1,244	$3,857	$107,156	$154,520
Weighted average interest rate	1.64%	1.15%	4.17%	3.59%	3.09%
Adjustable rate	—	—	—	—	2,175	2,175
Weighted average interest rate	—	—	—	—	5.32%

Total	$30,051	$12,212	$1,244	$3,857	$109,331	$156,695	$157,483
Loans(1)
Amounts maturing:
Fixed rate	$55,344	$28,418	$24,283	$47,733	$161,689	$317,467
Weighted average interest rate	5.82%	6.55%	5.80%	5.66%	5.95%
Adjustable rate	144,104	34,350	21,715	52,953	269,195	522,317
Weighted average interest rate	5.53%	5.31%	5.94%	5.36%	5.91%

Total	$199,448	$62,768	$45,998	$100,686	$430,884	$839,784	$863,176
Certificates of Deposit
Amounts maturing:
Fixed rate	$252,677	$40,044	$11,536	$13,158	$12,189	$329,604	$331,618
Weighted average interest rate	0.97%	1.38%	2.16%	2.76%	1.97%

(1)	Originated loans receivable, excluding loans held for sale and deferred loan fees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on these criteria.

KPMG, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included in this Item 9A.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited Heritage Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 2, 2012

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

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held May 2, 2012 (“Proxy Statement”).

For information regarding the executive officers of the Company, see “Item 1. Business—Executive Officers”.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

The Company has adopted a written [Code of Ethics-See page 22] that applies to our directors, officers and employees. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.hf-wa.com.

The Audit Committee of our Board of Directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian S. Charneski, John A. Clees, Jeffrey S. Lyon, and Gary B. Christensen, all of whom are considered “independent” as defined by the SEC. Our Board of Directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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

The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2011, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	582,003	$18.33	687,999

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

(3) Exhibits

Exhibit No.
3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.6	1997 Stock Option and Restricted Stock Award Plan(5)

10.10	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.12	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.13	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007(8)

10.14	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010(8)

10.19	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(9)

10.20	Annual Incentive Compensation Plan(10)

10.22	2010 Omnibus Equity Plan(11)

14.0	Code of Ethics and Conduct Policy(12)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholder’s Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements(13)

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
(13)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2012.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March 2012.

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

December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated balance sheets of Heritage Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Heritage Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 2, 2012

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2011	2010
ASSETS
Cash on hand and in banks	$30,193	$37,179
Interest earning deposits	93,566	129,822
Federal funds sold	—	1,990
Investment securities available for sale	144,602	125,175
Investment securities held to maturity (market value of $12,881 and $14,290)	12,093	13,768
Loans held for sale	1,828	764
Originated loans receivable	837,924	742,019
Less: Allowance for loan losses	(22,317)	(22,062)

Originated loans receivable, net	815,607	719,957
Purchased covered loans receivable, net of allowance for loan losses of ($3,963 and $0)	105,394	128,715
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,635 and $0)	83,479	131,049

Total loans receivable, net	1,004,480	979,721
FDIC indemnification asset	10,350	16,071
Other real estate owned ($774 and $0 covered by FDIC loss share, respectively)	4,484	3,030
Premises and equipment, at cost, net	22,975	21,750
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	5,117	4,626
Prepaid expenses and other assets	8,190	8,974
Deferred income taxes, net	10,988	4,255
Intangible assets, net	1,513	1,953
Goodwill	13,012	13,012

Total assets	$1,368,985	$1,367,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,136,044	$1,136,276
Securities sold under agreement to repurchase	23,091	19,027
Accrued expenses and other liabilities	7,330	10,102

Total liabilities	1,166,465	1,165,405

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; Series A (liquidation preference $1,000 per share); no shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common stock, no par, 50,000,000 shares authorized; 15,456,297 and 15,568,471 shares outstanding at December 31, 2011 and 2010, respectively	126,622	128,436
Unearned compensation—ESOP and other	(94)	(182)
Retained earnings	74,256	73,648
Accumulated other comprehensive income, net	1,736	377

Total stockholders’ equity	202,520	202,279

Total liabilities and stockholders’ equity	$1,368,985	$1,367,684

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share amounts)

	2011	2010	2009
Interest income:
Interest and fees on loans	$70,114	$56,054	$50,567
Taxable interest on investment securities	2,912	2,661	2,295
Nontaxable interest on investment securities	821	470	244
Interest on federal funds sold and interest earning deposits	273	337	235

Total interest income	74,120	59,522	53,341

Interest expense:
Deposits	6,503	8,378	11,598
Other borrowings	79	133	47

Total interest expense	6,582	8,511	11,645

Net interest income	67,538	51,011	41,696
Provision for loan losses	5,180	11,990	19,390
Provision for loan losses on purchased loans	9,250	—	—

Net interest income after provision for loan losses	53,108	39,021	22,306

Noninterest income:
Gain on bank acquisitions	—	11,830	—
Gains on sales of loans, net	316	401	422
Service charges on deposits	5,226	4,653	4,191
Merchant Visa income	2,906	3,092	3,008
Change in FDIC indemnification asset	(2,250)	50	—
Other income	1,898	1,330	867

Total noninterest income	8,096	21,356	8,488

Noninterest expense:
Impairment loss on investment securities	118	318	1,330
Less: Portion recorded as other comprehensive income	(20)	(20)	(830)

Impairment loss on investment securities, net	98	298	500
Salaries and employee benefits	27,109	19,910	14,259
Occupancy and equipment	7,127	5,326	3,928
Data processing	2,628	2,233	1,681
Marketing	1,361	1,171	990
Merchant Visa	2,350	2,577	2,500
Professional services	2,062	2,139	823
State and local taxes	1,336	968	967
Federal deposit insurance premium	1,558	1,656	1,616
Other real estate owned	921	269	162
Other expense	5,503	4,041	3,290

Total noninterest expense	52,053	40,588	30,716

Income before income taxes	9,151	19,789	78
Income tax expense (benefit)	2,633	6,435	(503)

Net income	$6,518	$13,354	$581

Dividends accrued and discount accreted on preferred shares	—	1,686	1,320
Net income (loss) applicable to common shareholders	$6,518	$11,668	$(739)

Basic earnings (loss) per common share	$0.42	$1.05	$(0.10)
Basic weighted average common shares outstanding	15,431,355	11,121,346	7,831,614
Diluted earnings (loss) per common share	$0.42	$1.04	$(0.10)
Diluted weighted average common shares outstanding	15,497,426	11,173,658	7,831,614

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2011, 2010 and 2009

(Dollars and shares in thousands)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP and restricted stock awards	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock holders’ equity
Balance at December 31, 2008	24	$23,367	6,700	$26,546	$(358)	$63,240	$352	$113,147
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards issued	—	—	5	—	—	—	—	—
Stock option compensation expense	—	—	—	143	—	—	—	143
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	4	39	—	—	—	39
Share based payment and earned ESOP	—	—	9	318	88	—	—	406
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(84)	—	—	—	(84)
Accretion of preferred stock	—	120	—	—	—	(120)	—	—
Net income	—	—	—	—	—	581	—	581
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	90	90
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax	—	—	—	—	—	149	(149)	—
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(540)	(540)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	14	14
Common stock issuance, net of expenses	—	—	4,341	46,572	—	—	—	46,572
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,200)	—	(1,200)
Cash dividends declared and paid on common stock	—	—	—	—	—	(670)	—	(670)

Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards canceled	—	—	(1)	—	—	—	—	—
Restricted stock awards issued	—	—	57	—	—	—	—	—
Stock option compensation expense	—	—	—	204	—	—	—	204
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	202	—	—	—	202
Share based payment and earned ESOP	—	—	9	420	88	—	—	508
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(10)	—	—	—	(10)
Accretion of preferred stock	—	513	—	—	—	(513)	—	—
Net income	—	—	—	—	—	13,354	—	13,354
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	418	418
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(14)	(14)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	206	206
Redemption of preferred stock	(24)	(24,000)	—	—	—	—	—	(24,000)
Common stock issuance, net of expenses	—	—	4,428	54,086	—	—	—	54,086
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,173)	—	(1,173)

Balance at December 31, 2010	—	$—	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted stock awards canceled	—	—	(5)	—	—	—	—	—
Restricted stock awards issued	—	—	81	—	—	—	—	—
Stock option compensation expense	—	—	—	165	—	—	—	165
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	5	50	—	—	—	50
Share based payment and earned ESOP	—	—	8	767	88	—	—	855
Tax benefit (provision) associated with share based payment and unallocated ESOP	—	—	—	(4)	—	—	—	(4)
Common stock repurchase	—	—	(201)	(2,342)	—	—	—	(2,342)
Net income	—	—	—	—	—	6,518	—	6,518
Change in fair value of securities available for sale, net of reclassification adjustments	—	—	—	—	—	—	1,247	1,247
Other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	(13)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax	—	—	—	—	—	—	125	125
Repurchase of warrant issued to U.S. Treasury	—	—	—	(450)	—	—	—	(450)
Cash dividends declared and paid on common stock	—	—	—	—	—	(5,910)	—	(5,910)

Balance at December 31, 2011	—	$—	15,456	$126,622	$(94)	$74,256	$1,736	$202,520

Comprehensive Income	2011	2010	2009
Net income	$6,518	$13,354	$581
Change in fair value of securities available for sale, net of tax of $663, $225, and $45	1,233	418	84
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $8, $0, $3	14	—	5
Cumulative effect of adoption of FASB ASC 320-10-65 relating to impairment of debt securities, net of tax of $0, $0, $(80)	—	—	(149)
Other-than-temporary impairment on securities held to maturity, net of tax of $(7), $(8), $(290)	(13)	(14)	(540)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $68, $111, $8	125	206	14

Comprehensive income (loss)	$7,877	$13,964	$(5)

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$6,518	$13,354	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,185	2,050	1,140
Deferred loan fees, net of amortization	537	(274)	(257)
Provision for loan losses	14,430	11,990	19,390
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	3,241	5,762	(7,397)
Recognition of compensation related to ESOP shares and share based payment	855	508	406
Stock option compensation expense	165	204	143
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	4	10	84
Amortization of intangible assets	440	225	78
Deferred income tax	(7,465)	4,549	(4,373)
Gain on FDIC assisted bank acquisitions, net	—	(11,830)	—
(Gain) loss on sale of investment securities	(23)	44	(2)
Impairment loss on investment of securities	98	298	500
Origination of loans held for sale	(18,016)	(18,665)	(20,213)
Gain on sale of loans	(316)	(401)	(422)
Proceeds from sale of loans	17,268	19,127	20,114
Valuation adjustment on other real estate owned	871	—	—
Loss on other real estate owned	71	121	95
Loss (gain) on sale of premises and equipment	8	(2)	(1)

Net cash provided by operating activities	20,871	27,070	9,866

Cash flows from investing activities:
Loans originated, net of principal payments	(45,379)	39,173	25,274
Maturities of investment securities available for sale	35,196	25,125	12,239
Maturities of investment securities held to maturity	2,221	2,301	2,689
Purchase of investment securities available for sale	(53,590)	(13,740)	(71,961)
Purchase of investment securities held to maturity	(271)	(2,296)	(5,332)
Purchase of premises and equipment	(3,127)	(6,914)	(1,977)
Proceeds from sales of other real estate owned	3,257	1,948	4,045
Proceeds from sale of premises and equipment	2	446	241
Proceeds from sales of investment securities available for sale	412	1,105	752
Net cash acquired in acquisitions	—	196,614	—

Net cash (used in) provided by investing activities	(61,279)	243,762	(34,030)

Cash flows from financing activities:
Net (decrease) increase in deposits	(232)	(229,234)	15,648
Net decrease in borrowed funds	—	(17,530)	—
Preferred stock cash dividends paid	—	(1,173)	(1,200)
Common stock cash dividends paid	(5,910)	—	(654)
Net increase in securities sold under agreement to repurchase	4,064	8,587	10,440
Proceeds from common stock issuance, net of expenses	—	54,086	46,572
Proceeds from exercise of stock options	50	202	39
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(4)	(10)	(84)
Repurchase of common stock	(2,342)	—	—
Repurchase of common stock warrant	(450)	—	—
Repurchase of preferred stock	—	(24,000)	—

Net cash (used in) provided by financing activities	(4,824)	(209,072)	70,761

Net (decrease) increase in cash and cash equivalents	(45,232)	61,760	46,597
Cash and cash equivalents at beginning of year	168,991	107,231	60,634

Cash and cash equivalents at end of year	$123,759	$168,991	$107,231

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,724	$8,455	$12,079
Cash paid for income taxes	9,998	1,494	4,942
Loans transferred to other real estate owned	(5,653)	(3,693)	(2,813)
Assets acquired (liabilities assumed) in acquisitions:
Investment securities	—	47,397	—
Loans covered by loss sharing	—	142,974	—
Loans not covered by loss sharing	—	145,246	—
Federal Home Loan Bank stock	—	2,264	—
Accrued interest receivable	—	1,133	—
FDIC indemnification asset	—	16,084	—
Core deposit intangible	—	1,832	—
Other real estate owned	—	702	—
Other assets	—	1,219	—
Deposits	—	(525,382)	—
Borrowings	—	(17,530)	—
Deferred tax liability	—	(4,140)	—
Other liabilities	$—	$(724)	$—

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

The Company’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Company also makes real estate construction and land development loans, one-to-four family residential loans, and consumer loans and originates for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of August 2, 2010. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank as of, November 8, 2010. See Note 2, “Business Combinations”.

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

The Banks are required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2011 and 2010, the Banks maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

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

A decline in the market value of any available for sale or held to maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value, a charge to earnings and an establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore may be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company will more likely than not be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and it is more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

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

Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS91 Nonrefundable fees and Other Costs, which considers the contractual cash flows. These loans are identified as “other purchased” loans, and are initially recorded at their fair value, which is estimated using an internal cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid or fully charged-off will be recognized immediately into income.

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

Troubled Debt Restructures

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to a borrower that it would not otherwise consider. These concessions may include changes of the interest rate, forbearance of the outstanding principal or accrued interest, extension of the maturity date, delay in the timing of the regular payment, or any other actions intended to minimize potential losses. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.

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

A TDR is considered defaulted if, during the 12-month period after the restructure, the loan has not performed in accordance to the restructured terms. Defaults include loans whose payments are 90 days past due and loans whose revised maturity date passed.

A loan may subsequently be excluded from the TDR classification if (i) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (ii) the loan is no longer impaired based on the terms of the restructured agreement. The Bank’s policy is that the borrower must demonstrate a sustained period, typically six consecutive months, of payments in accordance with the modified loan before it can be reviewed for removal of TDR classification under the second criteria. However, the loan must be reported as a TDR in at least one annual report on Form 10-K.

(g) Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method or the straight-line method, which approximates the effective interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

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

Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recovery experienced to the total population of loans in the pool for a rolling twelve quarter average.

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

The allowance for loan loss evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance for loan losses is appropriate given all the above considerations.

The Banks are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the amount is insignificant and therefore the Company has not recorded an allowance for off-balance sheet financial instruments as of December 31, 2011 or December 31, 2010.

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

(m) Intangible Assets

The intangible assets represents the Core Deposit Intangible (“CDI”) acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life which approximates the existing deposit relationships acquired. The useful life of the CDI related to the Pierce Commercial Bank, Cowlitz Bank, and Western Washington Bancorp acquisitions is four, nine, and eight years, respectively. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. Amortization expense relate to the core deposit intangibles was $440,000 for the year ended December 31, 2011.

The estimated aggregated amortization expense related to these intangible assets for future years is as follows (in thousands):

2012	$399
2013	362
2014	273
2015	171
2016	134
Thereafter	174

$1,513

(n) Goodwill

The Company’s Goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s Goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be preformed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.

During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period. The ASU is effective for year ends beginning after December 15, 2011 but early adoption is permitted. Heritage has adopted the ASU for the quarter ended December 31, 2011.

Based on the results of the annual impairment test it was determined that no goodwill impairment charges were required for the year ended December 31, 2011. Even though there was no goodwill impairment at December 31, 2011, declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge. For the years ended December 31, 2011 and 2010 no goodwill impairment was recorded.

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

As of December 31, 2011 and December 31, 2010, the Company had an insignificant amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “income taxes” in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the years ended December 31, 2011 and December 31, 2010 were immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2011, 2010, 2009 and 2008.

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

(q) Share Based Payment

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 14.

Total stock-based compensation expense (excluding ESOP expense) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In thousands)
Compensation expense recognized	$901	$578	$441
Related tax benefit recognized	264	145	124

As of December 31, 2011, the total unrecognized compensation expense related to non-vested stock awards was $1.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

The fair value of options granted during the years ended December 31, 2010 and 2009 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the following table (there were no options granted during the year ended December 31, 2011). The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility of Company shares. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period year ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2010	2.45%	6.21	32%	2.72%	$3.84
December 31, 2009	2.07%	5.00	31%	3.49%	$2.33

(r) Recently Issued Accounting Pronouncements

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued in April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. The provisions of this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Management does not expect the adoption of the Update to have a material effect on the Company’s consolidated financial statements at the date of adoption.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. Management does not expect the adoption of the Update to have a material effect on the Company’s consolidated financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. In October 2011, the FASB announced they are considering deferring certain provisions in ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income. Management does not expect the adoption of the Update to have a material effect on the Company’s consolidated financial statements at the date of adoption.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued in December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and will not have a material effect on the Company’s consolidated financial statements at the date of adoption.

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, was issued in December 2011 to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management does not expect the adoption of the Update to have a material effect on the Company’s consolidated financial statements at the date of adoption.

(2)	Business Combinations

There were no acquisitions during the year ended December 31, 2011. Heritage Bank completed two acquisitions during the year ended December 31, 2010. The acquisitions of the net assets constitute business acquisitions as defined by FASB ASC 805, Business Combinations. The Business Combinations topic establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisitions were measured and recorded at the acquisition dates. A description of the methods used to determine the fair values of the significant assets and liabilities of the acquisitions presented below is included in Notes 1 and 17.

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

During the year ended December 31, 2011, certain loans were reclassified to better represent the class of loan based on the Company’s methodology. Therefore, the December 31, 2010 loan balances have been re-classified since being reported in the Annual Report on Form 10-K.

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

Originated loans receivable at December 31 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	December 31,
	2011	2010
	(In thousands)
Commercial business:
Commercial and industrial	$273,590	$233,875
Owner-occupied commercial real estate	166,881	159,445
Non-owner occupied commercial real estate	251,049	221,718

Total commercial business	691,520	615,038
One-to-four family residential	37,960	38,850
Real estate construction and land development:
One-to-four family residential	22,369	28,989
Five or more family residential and commercial properties	54,954	28,411

Total real estate construction and land development	77,323	57,400
Consumer	32,981	32,054

Gross originated loans receivable	839,784	743,342
Deferred loan fees	(1,860)	(1,323)

Total originated loans receivable	$837,924	$742,019

Loans acquired in a business acquisition are designated as “purchased” loans. Purchased loans subject to loss-sharing agreements with the FDIC are identified as “covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly Statement of Financial Accounting Standards (“SFAS”) 91 Nonrefundable fees and Other Costs. These loans are identified as “other” loans. Funds advanced on the covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $13.5 million and $8.0 million as of December 31, 2011 and December 31, 2010, respectively.

The recorded investment of purchased covered loans receivable at December 31, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	December 31,
	2011	2010
	(In thousands)
Commercial business:
Commercial and industrial	$38,607	$47,046
Owner-occupied commercial real estate	38,067	45,219
Non-owner occupied commercial real estate	15,753	17,576

Total commercial business	92,427	109,841
One-to-four family residential	5,197	6,224
Real estate construction and land development:
One-to-four family residential	5,786	5,876
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	5,786	5,876
Consumer	5,947	6,774

Total purchased covered loans receivable	109,357	128,715
Allowance for loan losses	(3,963)	—

Purchased covered loans receivable, net	$105,394	$128,715

The December 31, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased covered loans accounted for under FASB ASC 310-30 was $78.7 million and $90.1 million, respectively. The gross recorded investment balance of other purchased covered loans was $30.7 million and $38.6 million at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and December 31, 2010, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $3.8 million and $841,000, respectively.

The recorded investment of purchased non-covered loans receivable at December 31, 2011 and December 31, 2010 consisted of the following portfolio segments and classes:

	December 31,
	2011	2010
	(In thousands)
Commercial business:
Commercial and industrial	$35,607	$58,938
Owner-occupied commercial real estate	17,052	18,877
Non-owner occupied commercial real estate	12,833	18,435

Total commercial business	65,492	96,250
One-to-four family residential	2,743	4,986
Real estate construction and land development:
One-to-four family residential	1,381	3,816
Five or more family residential and commercial properties	1,078	1,244

Total real estate construction and land development	2,459	5,060
Consumer	17,420	24,753

Total purchased non-covered loans receivable	88,114	131,049
Allowance for loan losses	(4,635)	—

Purchased non-covered loans receivable, net	$83,479	$131,049

The December 31, 2011 and December 31, 2010 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $56.1 million and $80.2 million, respectively. The recorded investment balance of other purchased non-covered loans was $32.0 million and $50.8 million at December 31, 2011 and December 31, 2010, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of December 31, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

The following tables present the balance of the originated loans receivable by credit quality indicator as of December 31, 2011 and December 31, 2010.

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$247,503	$2,770	$22,887	$430	$273,590
Owner-occupied commercial real estate	162,536	1,225	3,120	—	166,881
Non-owner occupied commercial real estate	240,096	2,063	8,890	—	251,049

Total commercial business	650,135	6,058	34,897	430	691,520
One-to-four family residential	36,997	431	532	—	37,960
Real estate construction and land development:
One-to-four family residential	10,725	2,828	8,816	—	22,369
Five or more family residential and commercial properties	42,541	—	12,413	—	54,954

Total real estate construction and land development	53,266	2,828	21,229	—	77,323
Consumer	32,629	—	346	6	32,981

Gross originated loans	$773,027	$9,317	$57,004	$436	$839,784

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$200,583	$2,615	$29,872	$805	$233,875
Owner-occupied commercial real estate	154,890	913	3,642	—	159,445
Non-owner occupied commercial real estate	206,177	12,991	2,550	—	221,718

Total commercial business	561,650	16,519	36,064	805	615,038
One-to-four family residential	38,000	—	848	2	38,850
Real estate construction and land development:
One-to-four family residential	9,948	2,317	16,724	—	28,989
Five or more family residential and commercial properties	18,901	793	8,717	—	28,411

Total real estate construction and land development	28,849	3,110	25,441	—	57,400
Consumer	31,877	—	177	—	32,054

Gross originated loans	$660,376	$19,629	$62,530	$807	$743,342

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of December 31, 2011 and December 31, 2010 were $29.7 million and $56.1 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $2.8 million and $5.9 million as of December 31, 2011 and December 31, 2010, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the other purchased covered and non-covered loans receivable by credit quality indicator as of December 31, 2011 and December 31, 2010.

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,781	$125	$780	$—	$12,686
Owner-occupied commercial real estate	29,791	—	587	—	30,378
Non-owner occupied commercial real estate	4,427	1,046	441	—	5,914

Total commercial business	45,999	1,171	1,808	—	48,978
One-to-four family residential	1,529	—	42	—	1,571
Real estate construction and land development:
One-to-four family residential	50	—	—	—	50
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	50	—	—	—	50
Consumer	11,435	—	674	—	12,109

Gross other purchased loans	$59,013	$1,171	$2,524	$—	$62,708

	December 31, 2010
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$23,833	$261	$40	$—	$24,134
Owner-occupied commercial real estate	34,365	—	398	—	34,763
Non-owner occupied commercial real estate	11,186	575	—	—	11,761

Total commercial business	69,384	836	438	—	70,658
One-to-four family residential	1,879	—	—	—	1,879
Real estate construction and land development:
One-to-four family residential	54	—	—	—	54
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	54	—	—	—	54
Consumer	16,795	—	—	—	16,795

Gross other purchased loans	$88,112	$836	$438	$—	$89,386

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2011 and December 31, 2010:

	December 31
	2011(1)	2010(1)
	(In thousands)
Commercial business:
Commercial and industrial	$6,946	$8,155
Owner-occupied commercial real estate	399	779
Non-owner occupied commercial real estate	921	1,907

Total commercial business	8,266	10,841
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	5,150	10,226
Five or more family residential and commercial properties	9,797	5,416

Total real estate construction and land development	14,947	15,642
Consumer	125	—

Gross originated loans	$23,338	$26,483

(1)	$1.8 million and $3.2 million of nonaccrual originated loans were guaranteed by governmental agencies at December 31, 2011 and December 31, 2010, respectively.

There was a recorded investment balance of $497,000 related to nonaccrual consumer loans recorded in the other purchased loan categories as of December 31, 2011. There were no nonaccrual loans recorded in the other purchased loan categories as of December 31, 2010.

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	Over 90 Days and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,716	$4,769	$8,485	$265,105	$273,590	$921
Owner-occupied commercial real estate	1,903	398	2,301	164,580	166,881	—
Non-owner occupied commercial real estate	369	—	369	250,680	251,049	—

Total commercial business	5,988	5,167	11,155	680,365	691,520	921
One-to-four family residential	1,251	404	1,655	36,305	37,960	404
Real estate construction and land development:
One-to-four family residential	582	5,150	5,732	16,637	22,369	—
Five or more family residential and commercial properties	369	9,428	9,797	45,157	54,954	—

Total real estate construction and land development	951	14,578	15,529	61,794	77,323	—
Consumer	465	60	525	32,456	32,981	3

Gross originated loans	$8,655	$20,209	$28,864	$810,920	$839,784	$1,328

	December 31, 2010
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	Over 90 days and still accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,585	$3,562	$6,147	$227,728	$233,875	$291
Owner-occupied commercial real estate	187	1,373	1,560	157,885	159,445	594
Non-owner occupied commercial real estate	3,396	1,201	4,597	217,121	221,718	—

Total commercial business	6,168	6,136	12,304	602,734	615,038	885
One-to-four family residential	624	47	671	38,179	38,850	47
Real estate construction and land development:
One-to-four family residential	—	2,844	2,844	26,145	28,989	381
Five or more family residential and commercial properties	941	5,416	6,357	22,054	28,411	—

Total real estate construction and land development	941	8,260	9,201	48,199	57,400	381
Consumer	42	—	42	32,012	32,054	—

Gross originated loans	$7,775	$14,443	$22,218	$721,124	$743,342	$1,313

The balances of other purchased past due loans, segregated by segments and classes of loans, as of December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	Over 90 Days and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$243	$15	$258	$12,428	$12,686	$—
Owner-occupied commercial real estate	151	—	151	30,227	30,378	—
Non-owner occupied commercial real estate	441	—	441	5,473	5,914	—

Total commercial business	835	15	850	48,128	48,978	—
One-to-four family residential	42	—	42	1,529	1,571	—
Real estate construction and land development:
One-to-four family residential	—	—	—	50	50	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	50	50	—
Consumer	757	490	1,247	10,862	12,109	—

Gross other purchased loans	$1,634	$505	$2,139	$60,569	$62,708	$—

	December 31, 2010
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	Over 90 days and still accruing
	(In thousands)
Commercial business:
Commercial and industrial	$774	$—	$774	$23,360	$24,134	$—
Owner-occupied commercial real estate	9,898	—	9,898	24,865	34,763	—
Non-owner occupied commercial real estate	—	—	—	11,761	11,761	—

Total commercial business	10,672	—	10,672	59,986	70,658	—
One-to-four family residential	103	—	103	1,776	1,879	—
Real estate construction and land development:
One-to-four family residential	—	—	—	54	54	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	54	54	—
Consumer	81	—	81	16,714	16,795	—

Gross other purchased loans	$10,856	$—	$10,856	$78,530	$89,386	$—

Impaired originated loans (including restructured loans) at December 31, 2011 and December 31, 2010 are set forth in the following tables.

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,532	$6,139	$10,671	$10,586	$1,488	$11,218
Owner-occupied commercial real estate	603	1,368	1,971	2,271	107	1,860
Non-owner occupied commercial real estate	3,915	4,314	8,229	9,980	764	5,014

Total commercial business	9,050	11,821	20,871	22,837	2,359	18,092
One-to-four family residential	—	835	835	1,046	187	837
Real estate construction and land development:
One-to-four family residential	748	4,765	5,513	6,813	1,436	5,748
Five or more family residential and commercial properties	963	8,835	9,798	14,219	530	10,236

Total real estate construction and land development	1,711	13,600	15,311	21,032	1,966	15,984
Consumer	120	6	126	159	6	168

Gross originated loans	$10,881	$26,262	$37,143	$45,074	$4,518	$35,081

	December 31, 2010
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$2,462	$5,691	$8,153	$9,261	$2,569	$8,909
Owner-occupied commercial real estate	129	650	779	822	163	771
Non-owner occupied commercial real estate	2,301	—	2,301	3,972	—	2,175

Total commercial business	4,892	6,341	11,233	14,055	2,732	11,855
One-to-four family residential	—	2	2	2	2	2
Real estate construction and land development:
One-to-four family residential	1,804	8,423	10,227	10,183	1,664	11,228
Five or more family residential and commercial properties	—	5,416	5,416	6,453	201	5,697

Total real estate construction and land development	1,804	13,839	15,643	16,636	1,865	16,925
Consumer	—	—	—	—	—	—

Gross originated loans	$6,696	$20,182	$26,878	$30,693	$4,599	$28,782

For the year ended December 31, 2011 no interest income was recognized subsequent to a loan’s classification as impaired. For the year ended December 31, 2010, $13,000 of interest income was recognized on impaired loans.

The Company had governmental guarantees of $2.4 million and $3.2 million related to the impaired originated loan balances at December 31, 2011 and December 31, 2010, respectively.

(f) Troubled Debt Restructured Loans

TDRs are considered impaired and are separately measured for impairment under ASC 310-10-35, whether on accrual or nonaccrual status. At December 31, 2011 and December 31, 2010, the balance of accruing TDRs was $13.8 million and $394,000, respectively. The related allowance for loan losses on the accruing TDRs was $1.4 million as of December 31, 2011 and no related allowance for loan losses as of December 31, 2010. At December 31, 2011, non-accruing TDRs were $11.7 million and had a related allowance for loan losses of $1.8 million. At December 31, 2010, non-accruing TDRs of $8.7 million had a related allowance for loan losses of $1.6 million.

Originated troubled debt restructured loans at December 31, 2011 and December 31, 2010 are set forth in the following table.

	December 31,
	2011			2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	23	$6,579	$6,579	2	$892	$892
Owner-occupied commercial real estate	2	1,572	1,572	—	—	—
Non-owner occupied commercial real estate	5	8,230	8,230	1	394	394

Total commercial business	30	16,381	16,381	3	1,286	1,286
One-to-four family residential	2	835	835	—	—	—
Real estate construction and land development:
One-to-four family residential	7	4,233	4,233	7	7,763	7,763
Five or more family residential and commercial properties	2	4,017	4,017	—	—	—

Total real estate construction and land development	9	8,250	8,250	7	7,763	7,763

Total loans	41	$25,466	$25,466	10	$9,049	$9,049

Heritage Bank also recorded a TDR for a non-performing other purchased covered loan as of December 31, 2011. The recorded investment for this consumer loan was $9,000 with a related allowance for loan loss of $5,000 at December 31, 2011. There were no TDRs related to other purchased loans as of December 31, 2010.

The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. The interest rate reductions can be for a period of time or over the remainder of the life of the loan. During 2011, we also bifurcated a troubled credit into a “good” loan and a “bad” loan, whereas the good loan continues to accrue under the modified terms. We perform bifurcations to limit potential losses. The remainders of the Banks’ TDRs are the result of converting revolving lines of credits to amortizing loans, changing amortizing loans to interest-only loans with balloon payments, re-amortizing the loan over a longer period of time, or a combination of the modifications. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Banks.

The financial effects of each modification will vary based on the specific restructure. The Banks did not forgive any principal balances of the TDRs as of December 31, 2011 or 2010. For the majority of the Banks’ TDRs, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the terms are consistent with market, the Banks might not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Banks might not collect all the principal and interest based on the original contractual terms. The Banks estimate the necessary allowance for loan losses on TDRs using the same guidance as other impaired loans.

The balance of troubled-debt restructured loans modified during the years ended December 31, 2011 and December 31, 2010 that subsequently defaulted within twelve months after the restructure date were as follows:

	December 31,
	2011		2010
	(In thousands)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial business:
Commercial and industrial	11	$2,759	2	$892
Owner-occupied commercial real estate	1	1,368	—	—
Non-owner occupied commercial real estate	—	—	1	394

Total commercial business	12	4,127	3	1,286
One-to-four family residential	1	404	—	—
Real estate construction and land development:
One-to-four family residential	5	3,869	—	—
Five or more family residential and commercial properties	1	1,833	—	—

Total real estate construction and land development	6	5,702	—	—

Total loans	19	$10,233	3	$1,286

Of the restructured loans as of December 31, 2011 in the table above, the default of five commercial and industrial loans, one owner-occupied commercial real estate loan, and five one-to-four family residential real estate construction and land development loans totaling $6.4 million at December 31, 2011 occurred due to maturity of the loans under the modified terms without the required balloon payments. The Banks continue to work with the borrowers to develop payment plans. We also had defaults of five commercial and industrial loans totaling $1.5 million at December 31, 2011 related to additional extensions granted on the credits after they had been classified as TDR. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date we expect the cash flow. The remaining commercial and industrial loan, one-to-four family residential loan, and five or more family residential and commercial properties real estate construction loan totaling $2.3 million were greater than 90 days past due at some point during the year which triggered our default status. The five or more family residential and commercial properties construction loan of $1.8 million was not past due at December 31, 2011. The Banks have considered these subsequent defaults in our allowance for loan loss calculations. At December 31, 2011, the allowance for loan losses related to the defaulted loans was $1.9 million.

Of the restructured loans as of December 31, 2010 in the table above, the default of all commercial business loans totaling $1.3 million at December 31, 2010 occurred due to maturity of the loans under the modified terms without the required balloon payments. These TDRs continue to be outstanding as of December 31, 2011. We have no allowance for loan losses allocated to these TDRs as we have positive collateral positions.

As a result of adopting the amendments in FASB ASU No. 2011-02, the Banks have reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. For the year ended December 31, 2011, the total recorded investment of identified TDRs as a result of the reassessment was $8.4 million as of December 31, 2011. The Banks identified as troubled debt restructurings certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as troubled debt restructures, the Banks identified them as impaired under the guidance of FASB ASC 310-10-35. The amendments in FASB ASU No. 2011-02 require prospective application of the impairment measurement guidance in FASB ASC 310-10-35 for those loans newly identified as impaired. At December 31, 2011, the recorded investment in loans for which the allowance for loan losses was previously measured under a general allowance for loan losses methodology and are now impaired under Section 310-10-35 was $6.7 million, and the December 31, 2011 allowance for loan losses for those loans, on the basis of a current evaluation of loss, was $580,000. At December 31, 2011, the recorded investment in loans for which the allowance for loan losses was previously measured under the guidance of FASB ASC 310-10-35 and are now identified as troubled debt restructures was $1.7 million and the allowance for loan losses for those loans was $39,000.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at December 31, 2011 and December 31, 2010 of the purchased impaired loans:

	Cowlitz Bank
	December 31,
	2011	2010
	(In thousands)
Covered purchased loans:
Commercial business:
Commercial and industrial	$36,267	$44,797
Owner-occupied commercial real estate	19,601	23,216
Non-owner occupied commercial real estate	16,212	22,063

Total commercial business	72,080	90,076
One-to-four family residential	4,371	5,122
Real estate construction and land development:
One-to-four family residential	8,524	10,913
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	8,524	10,913
Consumer	3,917	4,839

Gross impaired purchased covered loans	88,892	110,950
Non-covered purchased loans:
Consumer	435	676

Total impaired purchased loans	$89,327	$111,626

The total balance of subsequent advances on the purchased impaired covered loans was $10.5 million and $6.0 million as of December 31, 2011 and December 31, 2010, respectively. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. As of December 31, 2011 and December 31, 2010, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC loss-sharing agreements was $2.0 million and $59,000, respectively. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	December 31,
	2011	2010
	(In thousands)
Non-covered purchased loans:
Commercial business:
Commercial and industrial	$34,352	$54,845
Owner-occupied commercial real estate	7,043	7,759
Non-owner occupied commercial real estate	8,624	8,927

Total commercial business	50,019	71,531
One-to-four family residential	3,506	5,178
Real estate construction and land development:
One-to-four family residential	7,244	11,925
Five or more family residential and commercial properties	3,797	4,333

Total real estate construction and land development	11,041	16,258
Consumer	6,205	11,506

Gross impaired purchased non-covered loans	$70,771	$104,473

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

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank impaired purchased loans for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	(In thousands)
	Cowlitz Bank	Pierce Commercial Bank
Balance at the beginning of period	$20,082	$10,943
Accretion	(9,206)	(6,288)
Disposals and other	(80)	20
Change in accretable yield	9,116	9,963

Balance at the end of period	$19,912	$14,638

	Year Ended December 31, 2010
	(In thousands)
	Cowlitz Bank	Pierce Commercial Bank
Balance at acquisition	$24,932	$12,842
Accretion	(2,834)	(829)
Disposals and other	(2,016)	(1,070)
Change in accretable yield	—	—

Balance at the end of period	$20,082	$10,943

(h) Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”). These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unaffiliated persons and do not involve more than normal risk of collectability. As of December 31, 2011 and 2010, the Company had loans to related parties of $10.4 million and $10.5 million, respectively.

Activity in related party loans for the years ending December 31, 2011 and 2010 was as follows (in thousands):

Balance outstanding at December 31, 2009	$11,880
Principal additions	4,020
Principal reductions	(5,353)

Balance outstanding at December 31, 2010	10,547
Principal additions	6,427
Principal reductions	(6,583)

Balance outstanding at December 31, 2011	$10,391

The Company did not have any borrowings from related parties at December 31, 2011 and 2010.

(i) Mortgage Banking Activities

Details of certain mortgage banking activities at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Loans held for sale at lower of cost or market	$1,828	$764
Loans serviced for others	84	115
Total loans sold	16,952	16,125
Commitments to sell mortgage loans	2,129	861
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	1,745	120
Variable or adjustable rate	$—	$—

There was no servicing fee income from mortgage loans serviced for others for the years ended December 31, 2011 and 2010. Servicing fee income from mortgage loans serviced for others amounted to $1,000 for the year ended December 31, 2009.

As of December 31, 2011, the Company had commitments of $146.7 million in commercial business loans, $19.6 million in real estate construction loans, and $37.3 million in consumer loans. As of December 31, 2010, the Company had commitments of $156.7 million in commercial business loans, $44,000 in one-to-four family residential loans, $15.1 million in real estate construction loans, and $40.6 million in consumer loans.

(4)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the years ended December 31, 2011 and December 31, 2010 are as follows:

	Year Ended December 31,
	(In thousands)
	2011	2010
Balance at the beginning of period	$22,062	$26,164
Loans charged off	(5,969)	(16,692)
Recoveries of loans charged off	1,044	600
Provision charged to operations	5,180	11,990

Balance at the end of period	$22,317	$22,062

A summary of the changes in the purchased loans’ allowance for loan losses for the year ended December 31, 2011 are as follows (there was no allowance for loan losses for the year ended December 31, 2010):

	Year Ended December 31, 2011
	(In thousands)
	Purchased Covered	Purchased Non-Covered
Balance at the beginning of period	$—	$—
Loans charged off	(435)	(217)
Provision charged to operations	4,398	4,852

Balance at the end of period	$3,963	$4,635

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the twelve month ended December 31, 2011:
Beginning balance	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,961)	—	(11)	(53)	(2,053)	(895)	(648)	—	(6,621)
Recoveries	796	—	25	—	98	103	22	—	1,044
Provisions	3,483	1,305	2,191	347	2,457	3,478	1,190	(21)	14,430

Ending balance	11,805	2,979	4,394	794	4,823	3,800	1,410	910	30,915
Period-end amount allocated to:
Originated loans individually evaluated for impairment	1,488	107	764	187	1,436	530	6	—	4,518
Originated loans collectively evaluated for impairment	6,519	1,690	2,320	229	2,427	3,163	541	910	17,799
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other non-covered loans collectively evaluated for impairment	48	69	—	21	—	—	32	—	170
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	11	—	—	43	—	225
Purchased impaired covered loans collectively evaluated for impairment	1,282	712	900	123	645	—	126	—	3,788
Purchased impaired non-covered loans collectively evaluated for impairment	2,383	349	376	223	315	107	657	—	4,410

Ending balance	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$11,765	$1,749	$1,799	$838	$5,982	$10,674	$210	$33,017
Originated loans collectively evaluated for impairment	261,825	165,132	249,250	37,122	16,387	44,280	32,771	806,767
Other purchased covered loans individually evaluated for impairment	—	—	—	—	—	—	9	9
Other purchased covered loans collectively evaluated for impairment	7,317	19,567	320	1,467	50	—	1,947	30,668
Other purchased non-covered loans collectively evaluated for impairment	5,369	10,811	5,594	104	—	—	10,153	32,031
Impaired purchased covered loans collectively evaluated for impairment	31,290	18,500	15,433	3,730	5,736	—	3,991	78,680
Impaired purchased non-covered loans collectively evaluated for impairment	$30,238	$6,241	$7,239	$2,639	$1,381	$1,078	$7,267	$56,083

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2010:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial real estate	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$8,153	$779	$2,301	$2	$10,227	$5,416	$—	$26,878
Originated loans collectively evaluated for impairment—originated	225,722	158,666	219,417	38,848	18,762	22,995	32,054	716,464
Non-impaired purchased covered loans collectively evaluated for impairment	11,304	22,856	331	1,475	54	—	2,565	38,585
Non-impaired purchased non-covered loans collectively evaluated for impairment	12,830	11,907	11,430	404	—	—	14,230	50,801
Impaired purchased covered loans collectively evaluated for impairment	35,742	22,363	17,245	4,749	5,822	—	4,209	90,130
Impaired purchased non-covered loans collectively evaluated for impairment	$46,108	$6,970	$7,005	$4,582	$3,816	$1,244	$10,523	$80,248

(5)	FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the years ended December 31, 2011 and December 31, 2010 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Beginning Balance	$16,071	$16,084
Cash payments received and receivable due from the FDIC	(3,471)	(63)
FDIC share of additional estimated losses	2,178	—
Net amortization	(4,428)	50

Balance at September 30, 2011	$10,350	$16,071

(6)	Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated are as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
U.S. Treasury and U.S. Government agencies	$31,069	$238	$—	$31,307
Municipal securities	31,847	1,578	(2)	33,423
Corporate securities	8,016	81	—	8,097
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	70,431	1,541	(197)	71,775

Total	$141,363	$3,438	$(199)	$144,602

December 31, 2010
U.S. Treasury and U.S. Government agencies	$41,124	$367	$(62)	$41,429
Municipal securities	20,237	169	(193)	20,213
Corporate securities	10,097	182	(3)	10,276
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	52,394	1,034	(171)	53,257

Total	$123,852	$1,752	$(429)	$125,175

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2011
U.S. Treasury and U.S. Government agencies	$1,799	$280	$—	$2,079
Municipal securities	3,566	237	—	3,803
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	5,412	331	—	5,743
Private residential collateralized mortgage obligations	1,316	102	(162)	1,256

Total	$12,093	$950	$(162)	$12,881

December 31, 2010
U.S. Treasury and U.S. Government agencies	$1,858	$93	$—	$1,951
Municipal securities	3,410	100	(19)	3,491
Mortgage backed securities and collateralized mortgage obligations:
U.S. government agencies	6,592	208	—	6,800
Private residential collateralized mortgage obligations	1,908	250	(110)	2,048

Total	$13,768	$651	$(129)	$14,290

Available for sale and held to maturity investments with unrealized losses as of December 31, 2011 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$—	$—	$—	$—	$—	$—
Municipal securities	652	2	—	—	652	2
Corporate securities	—	—	—	—	—	—
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	17,211	188	44	9	17,255	197
Private residential collateralized mortgage obligations	134	14	533	148	667	162

Total temporarily impaired securities	$17,997	$204	$577	$157	$18,574	$361

Available for sale and held to maturity investments with unrealized losses as of December 31, 2010 are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government agencies	$10,651	$62	$—	$—	$10,651	$62
Municipal securities	13,575	212	—	—	13,575	212
Corporate securities	2,067	3	—	—	2,067	3
Mortgage backed securities and collateralized mortgage obligations:
U.S. Government agencies	10,968	171	—	—	10,968	171
Private residential collateralized mortgage obligations	681	7	736	103	1,417	110

Total temporarily impaired securities	$37,942	$455	$736	$103	$38,678	$558

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

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$29,393	$29,647
Due after one year through three years	12,534	12,653
Due after three years through five years	2,778	2,883
Due after five through ten years	32,209	33,616
Due after ten years	64,449	65,803

Totals	$141,363	$144,602

Securities Held to Maturity

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$403	$413
Due after one year through three years	803	854
Due after three years through five years	974	1,039
Due after five years through ten years	2,745	3,121
Due after ten years	7,168	7,454

Totals	$12,093	$12,881

During the year ended December 31, 2011 there were $412,000 in sales of investment securities available for sale resulting in a gain of $23,000 and no sales of investment securities held to maturity. During the year ended December 31, 2010 there were $1.1 million in sales of investment securities available for sale resulting in a gain of $44,000 and no sales of investment securities held to maturity.

Effective June 30, 2009, the Company adopted FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which provides for the bifurcation of other-than-temporary impairments into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) or (b) the amount of the total other-than-temporary impairment related to all other factors. As a result of adopting FASB ASC 320-10-65, the Company recorded $830,000 in impairments on private residential collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $500,000 in impairments related to credit losses through earnings during the year ended December 31, 2009. The Company also reclassified $229,000 from retained earnings to other comprehensive income related to impairment charges on private residential collateralized mortgage obligations at December 31, 2008 that were not due to credit losses.

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the year ended December 31, 2011, seven private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired resulting in the Company recording $20,000 in impairments on private collateralized mortgage obligations not related to credit losses through other comprehensive income rather than through earnings and $98,000 in impairments related to credit losses through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 7.7%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Gross Other- Than-Temporary Impairments	Other-Than- Temporary Impairments Included in Other Comprehensive Loss	Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2009	$1,999	$1,060	$939
Additions:
Initial impairments	82	11	71
Subsequent impairments	236	9	227

December 31, 2010	$2,317	$1,080	$1,237
Additions:
Initial impairments	7	—	7
Subsequent impairments	111	20	91

December 31, 2011	$2,435	$1,100	$1,335

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of December 31, 2011 were as follows:

								Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain (Loss)	Year-to-date Impairment Charge	Life-to-date Impairment Charge(1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Total Alt-A	897	270	206	(64)	(117)	24	648	1	—	—	2	97
Total Prime	1,908	1,046	1,050	4	(283)	74	687	4	3	6	2	85

Totals	$2,805	$1,316	$1,256	$(60)	$(400)	$98	$1,335	4%	3%	4%	2%	87%

(1)	Life-to-date impairment charge represents impairment charges recognized subsequent to redemption of the Fund.

At December 31, 2011 and 2010, investment securities available for sale with fair values of $88.4 million and $122.6 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. At December 31, 2011 and 2010, investment securities held to maturity with amortized cost values of $7.1 million and $9.6 million, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no securities classified as trading at December 31, 2011 or 2010.

(7)	Premises and Equipment

A summary of premises and equipment at December 31, 2011 and 2010 follows:

	2011	2010
	(In thousands)
Land	$6,688	$6,707
Buildings and building improvements	25,315	24,129
Furniture, fixtures and equipment	15,958	14,455

	47,961	45,291
Less accumulated depreciation	24,986	23,541

	$22,975	$21,750

Total depreciation expense on premises and equipment was $1.9 million, $1.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Banks lease premises and equipment under operating leases. Rental expense of leased premises and equipment was $1.7 million, $1.2 million, and $640,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in occupancy and equipment expense.

Minimum net rental commitments under noncancelable leases having an original or remaining term of more than one year for future years ending December 31 are as follows (in thousands):

2012	$1,471
2013	1,324
2014	1,269
2015	1,298
2016	1,255
Thereafter	5,334

$11,951

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

(8)	Deposits

Deposits consisted of the following at December 31:

	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$230,993	20.4%	$194,583	17.1%
NOW accounts	304,818	26.8	287,247	25.3
Money market accounts	166,913	14.7	150,953	13.3
Savings accounts	103,716	9.1	100,552	8.8

Total non-maturity deposits	806,440	71.0	733,335	64.5
Certificate of deposit accounts	329,604	29.0	402,941	35.5

Total deposits	$1,136,044	100.0%	$1,136,276	100.0%

Accrued interest payable on deposits was $180,000, $322,000 and $266,000 at December 31, 2011, 2010 and 2009, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition. Interest expense, by category, is as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
NOW accounts	$1,215	$1,418	$1,470
Money market accounts	653	781	1,433
Savings accounts	361	502	707
Certificate of deposit accounts	4,274	5,677	7,988

	$6,503	$8,378	$11,598

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows (in thousands):

2012	$252,677
2013	40,044
2014	11,536
2015	13,158
2016 and thereafter	12,189

$329,604

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $183.8 million and $228.0 million at December 31, 2011 and 2010, respectively.

(9)	FHLB Advances and Stock

The Federal Home Loan Bank of Seattle (“FHLB”) functions as a bank association providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2011, the Banks maintained uncommitted credit facilities with the FHLB of Seattle for $169.7 million. There were no FHLB borrowings outstanding as of December 31, 2011.

The Banks are required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2011, the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. The Banks maintained $5.6 million in FHLB stock at December 31, 2011. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during 2011, 2010 or 2009, continued deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

A summary of FHLB advances at and for the years ended December 31, is summarized as follows:

	2011	2010
	(Dollars in thousands)
Balance at period end, due less than 12 months	$—	$—
Average balance	—	1,330
Maximum amount outstanding at any month end	—	17,486
Average interest rate:
During the period	—	1.67%
At period end	—	—

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2011, the Banks were not required to maintain collateral in order to meet the collateral requirements of the FHLB.

(10)	Federal Funds Purchased

The Banks maintain advance lines to purchase federal funds totaling $42.8 million. The lines generally mature annually or are reviewed annually. As of December 31, 2011, there were no federal funds purchased.

(11)	Borrowings

The Company utilizes repurchase agreements as a supplement to funding sources. Repurchase agreements are secured by available for sale investment securities. At December 31, 2011 and 2010 the Company had securities sold under agreement to repurchase of $23.1 million and $19.0 million, respectively.

The Banks also maintains an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $70.5 million, of which there were no borrowings outstanding as of December 31, 2011 and 2010.

(12)	Income Taxes

Income tax expense (benefit) consisted of the following for the years ended December 31:

	2011	2010	2009
	(In thousands)
Current tax expense	$10,097	$1,886	$3,790
Deferred tax (benefit) expense	(7,464)	4,549	(4,293)

	$2,633	$6,435	$(503)

Income tax expense (benefit) differs from that computed by applying the Federal statutory income tax rate of 35% for the years ended December 31:

	2011	2010	2009
	(In thousands)
Income tax expense at Federal statutory rate	$3,203	$6,926	$27
Tax exempt interest	(542)	(378)	(311)
Other, net	(28)	(113)	(219)

	$2,633	$6,435	$(503)

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax bases for the years ended December 31:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$11,084	$7,569
Accrued compensation	57	568
Capital loss carryforward	278	340
Other than temporarily impaired securities	568	513
Goodwill	2,392	2,593
Market discount on loans	2,741	165
Other	1,031	534

Total deferred tax assets	18,151	12,282
Deferred tax liabilities:
Deferred loan fees	(684)	(658)
Premises and equipment	(818)	(344)
FHLB and FRB stock	(1,094)	(1,174)
Unrealized gain on available for sale securities	(935)	(204)
Indemnification Asset	(3,632)	(5,647)

Total deferred tax liabilities	(7,163)	(8,027)

Deferred income tax asset, net	$10,988	$4,255

The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves. At December 31, 2011, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with Statement of Financial Accounting Standards No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences. The Company has a capital loss carryforward in the amount of $791,000 that will expire in 2013. A tax planning strategy has been developed that will enable the Company to deduct the capital loss carryforward prior to expiration.

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

(c) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31:

	2011	2010	2009
	(Dollars in thousands)
Net income (loss):
Net income	$6,518	$13,354	$581
Dividends accrued and discount accreted on preferred shares	—	(1,686)	(1,320)

Net income (loss) available to common shareholders	$6,518	$11,668	$(739)
Dividends and undistributed earnings allocated to participating securities	(63)	—	(7)

Earnings (loss) allocated to common shareholders	$6,455	$11,668	$(746)
Basic:
Weighted average common shares outstanding	15,601,537	11,217,479	7,908,412
Less: restricted stock awards	(170,182)	(96,133)	(76,798)

Total basic weighted average common shares outstanding	15,431,355	11,121,346	7,831,614
Diluted:
Basic weighted average common shares outstanding	15,431,355	11,121,346	7,831,614
Incremental shares from stock options, restricted stock awards and common stock warrant	66,071	52,312	—

Weighted average shares common outstanding	15,497,426	11,173,658	7,831,614

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2011 and 2010, anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 488,423 and 567,119, respectively, as the exercise price was in excess of the market value. For the year ended December 31, 2009, the Company recognized a net loss applicable to common shareholders and therefore all shares outstanding related to options and warrants to acquire common stock and all outstanding restricted stock awards were anti-dilutive and have been excluded from the calculation of diluted earnings per share.

(d) Stock Repurchase Program

In August 2011, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. This marked the Company’s ninth stock repurchase plan. During the year ended December 31, 2011, the Company repurchased 201,205 shares at an average price of $11.64 under this plan. In total, the Company has repurchased 201,205 shares at an average price of $11.64 under this plan.

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

The following table summarizes stock option activity for the years ended December 31, 2011, 2010 and 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	511,629	$20.58

Granted	100,735	11.35
Exercised	(4,089)	10.13
Forfeited or expired	(69,433)	17.39

Outstanding at December 31, 2009	538,842	$19.34

Granted	105,082	14.79
Exercised	(17,268)	11.67
Forfeited or expired	(76,132)	19.41

Outstanding at December 31, 2010	550,524	$18.70

Granted	—	—
Exercised	(4,350)	11.35
Forfeited or expired	(129,051)	20.15

Outstanding at December 31, 2011	417,123	$18.33	3.44	$109

Exercisable at December 31, 2011	311,654	$19.87	2.20	$72

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $2,000, $43,000 and $4,000, respectively. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009, was $12,000, $24,000 and $23,000 respectively.

The following table summarizes restricted stock award activity for the years ended December 31, 2011, 2010 and 2009.

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	88,560	$21.87

Granted	5,000	13.55
Vested	(26,250)	20.11
Forfeited	(1,605)	23.75

Outstanding at December 31, 2009	65,705	$21.90

Granted	57,049	14.21
Vested	(3,800)	20.24
Forfeited	(575)	14.62

Outstanding at December 31, 2010	118,379	$18.29

Granted	80,723	14.79
Vested	(29,352)	20.50
Forfeited	(4,870)	14.47

Outstanding at December 31, 2011	164,880	$16.29

(15)	Regulatory Capital Requirements

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (capital to assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2011 and December 31, 2010, Heritage Bank and Central Valley Bank were both classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,431	3%	$67,384	5%	$186,253	13.8%
Tier 1 capital to risk-weighted assets	39,231	4	58,846	6	186,253	19.0
Total capital to risk-weighted assets	78,461	8	98,077	10	198,743	20.3
Heritage Bank
Tier 1 leverage capital to average assets	35,443	3	59,071	5	148,423	12.6
Tier 1 capital to risk-weighted assets	34,601	4	51,901	6	148,423	17.2
Total capital to risk-weighted assets	69,201	8	86,501	10	159,447	18.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,975	3	8,291	5	16,754	10.1
Tier 1 capital to risk-weighted assets	4,608	4	6,912	6	16,754	14.5
Total capital to risk-weighted assets	9,216	8	11,521	10	18,214	15.8
As of December 31, 2010:
The Company consolidated
Tier 1 leverage capital to average assets	$40,315	3%	$67,192	5%	$186,925	13.9%
Tier 1 capital to risk-weighted assets	37,020	4	55,530	6	186,925	20.2
Total capital to risk-weighted assets	74,040	8	92,550	10	198,635	21.5
Heritage Bank
Tier 1 leverage capital to average assets	35,487	3	59,146	5	146,643	12.4
Tier 1 capital to risk-weighted assets	32,901	4	49,351	6	146,643	17.8
Total capital to risk-weighted assets	65,802	8	82,252	10	157,040	19.1
Central Valley Bank
Tier 1 leverage capital to average assets	4,841	3	8,068	5	15,925	9.9
Tier 1 capital to risk-weighted assets	4,100	4	6,150	6	15,925	15.5
Total capital to risk-weighted assets	8,200	8	10,249	10	17,220	16.8

(16)	Employee Benefit Plans

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401k plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). Effective April 1, 2002 the Company added three investment funds to the plan as well as changed the eligibility requirements to the plan. At this same time the Company approved an amendment of the plan to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). Effective July 1, 2008, the Company restated the plan to incorporate previously approved plan amendments, restate the Plan to formally comply with EGTRRA and to incorporate certain provisions of the Pension Protection Act of 2006. At this time certain plan eligibility, administration and contribution provisions were changed. In 2010, the Company amended the plan to comply with certain provisions of the Heroes Earnings Assistance and Relief Act of 2008 (“HEART”) and to address required provisions under IRS regulations regarding forfeitures in the ESOP. In 2010, the Company also amended the plan to provide certain service credit for vesting and/or contribution purposes to employees of Cowlitz and Pierce Commercial Bank at the time of the acquisition of the Bank assets from the FDIC.

The profit sharing portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. It is the Company’s policy to fund plan costs as accrued. Employee vesting occurs over a period of six years, at which time they become fully vested.

The KSOP also maintains the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to certain specified limits. Employee vesting in employer portions occurs over a period of six years for those contributions made after January 1, 2003. Employer contributions for the years ended December 31, 2011, 2010 and 2009 were $562,000, $352,000 and $237,000, respectively.

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

In January 1998, the ESOP borrowed $1.3 million from the Company to purchase additional common stock of the Company. The loan will be repaid principally from the subsidiary bank’s contributions to the ESOP over a period of fifteen years. The interest rate on the loan is 8.5% per annum. ESOP compensation expense was $119,000, $135,000 and $113,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

For the year ended December 31, 2011, the Company has allocated or committed to be released to the ESOP 9,258 earned shares and has 10,029 unearned, restricted shares remaining to be released. The fair value of unearned, restricted shares held by the ESOP trust was $126,000 at December 31, 2011.

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

(d) Loans Receivable and Loans Held for Sale

Fair value is estimated using the Company’s lending rates that would have been offered at December 31, 2011 and December 31, 2010 for loans, which mirror the attributes of the loans with similar rate structures and average maturities. Commercial loans and construction loans, which are variable rate and short-term, are reflected with fair values equal to carrying value.

While these methodologies are permitted under U.S. Generally Accepted Accounting Principles, they are not based on the exit price concept of the fair value required under ASC 820-10, Fair Value Measurements and Disclosures, and generally produces a higher value.

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

(g) Off-Balance Sheet Financial Instruments

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, no premium or discount was ascribed to these commitments.

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values.

	December 31,
	2011		2010
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Financial Assets
Cash on hand and in banks	$30,193	$30,193	$37,179	$37,179
Interest earning deposits	93,566	93,566	129,822	129,822
Federal funds sold	—	—	1,990	1,990
Investment securities available for sale	144,602	144,602	125,175	125,175
Investment securities held to maturity	12,093	12,811	13,768	14,290
Federal Home Loan Bank stock	5,594	5,594	5,594	5,594
Loans receivable and loans held for sale, net of allowance	1,006,308	1,029,323	980,485	989,968
Financial Liabilities
Deposits:
Savings, money market and demand	806,440	806,440	733,335	733,335
Time certificates	329,604	331,618	402,941	404,676

Total deposits	$1,136,044	$1,138,058	$1,136,276	$1,138,011

Securities sold under agreement to repurchase	$23,091	$23,091	$19,027	$19,027

Because no market exists for certain of these financial instruments and the Company does not intend to sell these financial instruments, the fair values shown in the tables above may not represent values at which the respective financial instruments could be sold individually or in the aggregate at the given reporting date.

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

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government agencies	$31,307	$—	$31,307	$—
Municipal securities	33,423	—	33,423	—
Corporate securities	8,097	—	8,097	—
Mortgage backed securities and collateralized mortgage obligations:
U.S Government agencies	71,775	—	71,775	—

Total	$144,602	$—	$144,602	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at December 31, 2011				Twelve Months Ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans receivable(1)	$13,431	$—	$—	$13,431	$7,022
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations:
Private residential collateralized mortgage obligations	106	—	—	106	118
Other real estate owned(3)	4,484	—	—	4,484	276

Total	$18,021	$—	$—	$18,021	$7,416

(1)

At December 31, 2011, a specific reserve of $4.5 million was recorded on loans receivable identified as impaired. Impairment losses recorded were calculated based on the fair value of the collateral, less the costs to sell. Fair value of the loans’ collateral is determined by an appraisal or independent valuation, which is then adjusted for the cost related to liquidation of the collateral.

(2)

Investment securities held to maturity with a carrying amount of $204,000 were written down to their fair value of $106,000 resulting in an impairment charge of $98,000 to noninterest expense for the year ended December 31, 2011. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

(3)

Loans with a carrying amount of $4.8 million were written down to their fair value of $4.5 million when they were transferred to other real estate owned during the year ended December 31, 2011. The resulting losses, to the extent they impacted the provision for loan losses for the year ended December 31, 2011, are included total losses for loans receivable for the year ended December 31, 2011 shown above.

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

(2)

Investment securities held to maturity with a carrying amount of $394,000 were written down to their fair value of $76,000 resulting in an impairment charge of $298,000 to noninterest expense for the year ended December 31, 2010. Impairment losses recorded were determined using cash flow models. We estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount.

(3)

Loans with a carrying amount of $4.4 million were written down to their fair value of $3.0 million when they were transferred to other real estate owned during the year ended December 31, 2010. The resulting losses, to the extent they impacted the provision for loan losses for the year ended December 31, 2010, are included total losses for loans receivable for the year ended December 31, 2010 shown above.

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

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and interest earning deposits	$20,542	$23,939
Loans receivable—ESOP	161	297
Investment in subsidiary banks	181,443	177,924
Other assets	552	483

	$202,698	$202,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	178	364
Total stockholders’ equity	202,520	202,279

	$202,698	$202,643

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Interest income:
Interest earning deposits	$95	$210	$163
ESOP loan	20	31	42
Other income:
Dividends from subsidiaries	6,000	—	750
Equity in undistributed income of subsidiaries	2,169	14,661	773

Total income	8,284	14,902	1,728
Interest expense	—	—	—
Other expenses	2,501	2,134	1,608

Total expense	2,501	2,134	1,608

Income before income taxes	5,783	12,768	120
Benefit for income taxes	(735)	(586)	(461)

Net income	$6,518	$13,354	$581

Dividend accrued and discount accreted on preferred shares	—	1,686	1,320

Net income (loss) applicable to common shareholders	$6,518	$11,668	$(739)

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$6,518	$13,354	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(8,169)	(14,661)	(1,674)
Tax provision realized from stock options exercised, shared based payment and dividends on unallocated ESOP shares	4	10	84
Dividends from subsidiaries	6,000	—	750
Recognition of compensation related to ESOP shares and share based payment	855	508	406
Stock option compensation expense	165	204	143
Net change in other assets and liabilities	(250)	400	13

Net cash provided by (used in) operating activities	5,123	(185)	303
Cash flows from investing activities:
ESOP loan principal repayments	136	126	114
Investment in subsidiaries	—	(35,000)	(34,000)

Net provided by (used in) investing activities	136	(34,874)	(33,886)
Cash flows from financing activities:
Preferred stock cash dividends paid	—	(1,173)	(1,184)
Common stock cash dividends paid	(5,910)	—	(670)
Proceeds from common stock issuance, net of estimated expenses	—	54,086	46,572
Proceeds from exercise of stock options	50	202	39
Tax provision realized from stock options exercised, shared based payment and dividends on unallocated ESOP shares	(4)	(10)	(84)
Repurchase of common stock	(2,342)	—	—
Repurchase of common stock warrant	(450)	—	—
Repurchase of preferred stock	—	(24,000)	—

Net cash (used in) provided by in financing activities	(8,656)	29,105	44,673

Net (decrease) increase in cash and cash equivalents	(3,397)	(5,954)	11,090
Cash and cash equivalents at beginning of year	23,939	29,893	18,803

Cash and cash equivalents at end of year	$20,542	$23,939	$29,893

(20)	Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,493	$19,857	$18,921	$17,849
Interest expense	1,897	1,702	1,622	1,361

Net interest income	15,596	18,155	17,299	16,488
Provision for loan losses	4,373	3,524	3,216	3,317

Net interest income after provision for loan losses	11,223	14,631	14,083	13,171
Noninterest income	3,478	853	861	2,904
Noninterest expense	13,652	13,175	12,407	12,819

Income before provision for income taxes	1,049	2,309	2,537	3,256
Income tax expense	285	624	701	1,023

Net income	$764	$1,685	$1,836	$2,233

Net income available to common shareholders	$764	$1,685	$1,836	$2,233

Basic earnings per common share	$0.05	$0.11	$0.12	$0.14
Diluted earnings per common share	0.05	0.11	0.12	0.14
Cash dividends declared on common stock	$—	$.03	$.05	$0.30

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$12,848	$12,716	$14,940	$19,016
Interest expense	2,183	1,950	2,261	2,116

Net interest income	10,665	10,766	12,679	16,900
Provision for loan losses	3,750	3,150	2,195	2,895

Net interest income after provision for loan losses	6,915	7,616	10,484	14,005
Noninterest income	2,156	2,136	2,913	14,293
Noninterest expense	8,075	8,474	10,331	13,849

Income before provision for income taxes	996	1,278	3,066	14,449
Income tax expense	300	423	1,024	4,689

Net income	$696	$855	$2,042	$9,760

Net income available to common shareholders	$365	$523	$1,710	$9,069

Basic earnings per common share	$0.03	$0.05	$0.16	$0.77
Diluted earnings per common share	0.03	0.05	0.15	0.77
Cash dividends declared on common stock	—	—	—	—

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-K for the year ended December 31, 2011 is formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text