Form 10-Q
period 2012-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2012-05-01
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 13, 2012 there were 15,475,757 common shares outstanding, with no par value, of the registrant.

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

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash on hand and in banks	$28,900	$30,193
Interest earning deposits	110,857	93,566

Cash and cash equivalents	139,757	123,759
Investment securities available for sale	143,186	144,602
Investment securities held to maturity (fair value of $12,552 and $12,881)	11,787	12,093
Loans held for sale	1,118	1,828
Originated loans receivable	837,346	837,924
Less: Allowance for loan losses	(22,563)	(22,317)

Originated loans receivable, net	814,783	815,607
Purchased covered loans receivable, net of allowance for loan losses of ($4,111 and $3,963)	100,498	105,394
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,121 and $4,635)	75,606	83,479

Total loans receivable, net	990,887	1,004,480
FDIC indemnification asset	8,921	10,350
Other real estate owned ($705 and $774 covered by FDIC loss share, respectively)	8,349	4,484
Premises and equipment, net	22,968	22,975
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	4,776	5,117
Prepaid expenses and other assets	11,986	8,190
Deferred income taxes, net	11,117	10,988
Intangible assets, net	1,406	1,513
Goodwill	13,012	13,012

Total assets	$1,374,864	$1,368,985

Liabilities and Stockholders’ Equity
Deposits	$1,139,537	$1,136,044
Securities sold under agreement to repurchase	20,786	23,091
Accrued expenses and other liabilities	8,879	7,330

Total liabilities	1,169,202	1,166,465
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, no par, 50,000,000 shares authorized; 15,476,460 and 15,456,297 shares outstanding at March 31, 2012 and December 31, 2011, respectively	126,799	126,622
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(71)	(94)
Retained earnings	77,499	74,256
Accumulated other comprehensive income , net	1,435	1,736

Total stockholders’ equity	205,662	202,520

Total liabilities and stockholders’ equity	$1,374,864	$1,368,985

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$17,018	$16,572
Taxable interest on investment securities	652	663
Nontaxable interest on investment securities	256	179
Interest on interest earning deposits	63	79

Total interest income	17,989	17,493
INTEREST EXPENSE:
Deposits	1,277	1,875
Other borrowings	18	22

Total interest expense	1,295	1,897

Net interest income	16,694	15,596
Provision for loan losses on originated loans	—	2,595
Provision for loan losses on purchased loans	(109)	1,778

Net interest income after provision for loan losses	16,803	11,223
NON-INTEREST INCOME:
Gains on sales of loans, net	63	151
Service charges on deposits	1,305	1,238
Merchant Visa income, net	170	130
Change in FDIC indemnification asset	(176)	800
Other income	546	590

Total non-interest income	1,908	2,909
NON-INTEREST EXPENSE:
Impairment loss on investment securities	36	46
Less: Portion recorded as other comprehensive loss	—	(20)

Impairment loss on investment securities, net	36	26
Salaries and employee benefits	7,198	6,637
Occupancy and equipment	1,785	1,846
Data processing	591	823
Marketing	403	315
Professional services	554	633
State and local taxes	310	356
Federal deposit insurance premium	275	456
Other real estate owned, net	256	517
Other expense	1,190	1,474

Total non-interest expense	12,598	13,083

Income before income taxes	6,113	1,049
Income tax expense	1,943	285

Net income	$4,170	$764

Earnings per common share:
Basic	$0.27	$0.05
Diluted	$0.27	$0.05
Dividends declared per common share:	$0.06	$—

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
Comprehensive Income	2012	2011
Net income	$4,170	$764
Change in fair value of securities available for sale, net of tax of $(176) and $(4)	(327)	(7)
Other-than-temporary impairment on securities held to maturity, net of tax of $0 and $(7)	—	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $14 and $20	26	36

Other comprehensive (loss) income	(301)	16

Comprehensive income	$3,869	$780

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED

MARCH 31, 2012

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2011	15,456	$126,622	$(94)	$74,256	$1,736	$202,520
Restricted stock awards issued	28	—	—	—	—	—
Restricted stock awards canceled	(1)	—	—	—	—	—
Stock option compensation expense	—	42	—	—	—	42
Share based payment and earned ESOP	2	203	23	—	—	226
Tax benefit associated with share based payment and unallocated ESOP	—	46	—	—	—	46
Common stock repurchased	(9)	(114)	—	—	—	(114)
Net income	—	—	—	4,170	—	4,170
Other comprehensive loss, net of tax	—	—	—	—	(301)	(301)
Cash dividends declared on common stock	—	—	—	(927)	—	(927)

Balance at March 31, 2012	15,476	$126,799	$(71)	$77,499	$1,435	$205,662

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,170	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	878	322
Change in net deferred loan (costs) fees	(55)	18
Provision for loan losses	(109)	4,373
Net change in accrued interest receivable, prepaid expenses and other assets and accrued expenses and other liabilities	(431)	(3,636)
Recognition of compensation related to ESOP shares and share based payment	226	221
Stock option compensation expense	42	52
Tax benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(46)	(1)
Amortization of intangible assets	107	113
Deferred income taxes	34	—
Impairment loss on investment securities	36	26
Origination of loans held for sale	(3,260)	(3,230)
Gains on sales of loans, net	(63)	(151)
Proceeds from sale of loans	4,033	3,667
Valuation adjustment on other real estate owned	331	361
Losses on sale of other real estate owned, net	12	13
Losses on sale of premises and equipment, net	1	—

Net cash provided by operating activities	5,906	2,912

Cash flows from investing activities:
Principal payments on loans, net of loans originated	9,448	8,873
Maturities of investment securities available for sale	10,803	5,562
Maturities of investment securities held to maturity	389	570
Purchases of investment securities available for sale	(10,344)	(14,361)
Purchases of investment securities held to maturity	—	(271)
Purchases of premises and equipment	(498)	(1,060)
Proceeds from sales of other real estate owned	101	475

Net cash provided by (used in) investing activities	9,899	(212)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,493	(36,556)
Common stock cash dividends paid	(927)	—
Net (decrease) increase in securities sold under agreement to repurchase	(2,305)	5,784
Tax benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	46	1
Repurchase of common stock	(114)	—

Net cash provided by (used in) financing activities	193	(30,771)

Net increase (decrease) in cash and cash equivalents	15,998	(28,071)

Cash and cash equivalents at beginning of period	123,759	168,991

Cash and cash equivalents at end of period	$139,757	$140,920

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,337	$1,957
Cash paid for income taxes	650	1,143
Loans transferred to other real estate owned	$4,309	$1,337

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 and 2011

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of August 2, 2010. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank as of November 8, 2010. The Cowlitz Acquisition and the Pierce Commercial Acquisition are collectively referred to as the “Cowlitz and Pierce Acquisitions.”

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to fair value measurements, the allowance for loan losses, expected cash flows from and indemnification asset related to purchased loans, other real estate owned, other than temporary impairment of investment securities, goodwill and other intangible assets, stock-based compensation and income taxes are particularly subject to change.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2011 Annual Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our Form 10-K disclosure for the year ended December 31, 2011.

(d) Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting

Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements, but the additional disclosures are included in Note 10.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

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

NOTE 2. Loans Receivable

The Company originates loans under the normal course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and deferred loan origination fees and costs due to their insignificance. The Company has also acquired loans through FDIC-assisted transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Bank refers to the purchased loans subject to the shared-loss agreements as “covered” loans, and those loans without a shared-loss agreement are referred to as “non-covered” loan. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

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

A discussion of the risk characteristics of each portfolio segments is as follows:

Commercial Business: There are three significant classes of loans in the commercial portfolio segment, including commercial and industrial loans, owner-occupied commercial real estate, and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, management will discuss them separately.

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

One-to-Four Family Residential: The majority of the Company’s one-to four-family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. The Company generally sells most single-family loans in the secondary market. Management determines to what extent the Company will retain or sell these loans and other fixed rate mortgages in order to control the Banks’ interest rate sensitivity position, growth and liquidity.

Real Estate Construction and Land Development: The Company originates construction loans for one-to-four family residential and for five or more residential properties and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with a variable rate of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss in the event the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer: The Company originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process is developed to ensure a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of the consumer loans are relatively small amounts spread across many individual borrowers which minimizes the credit risk. Additionally, trend reports are reviewed by management on a regular basis.

Originated loans receivable at March 31, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$271,976	$273,590
Owner-occupied commercial real estate	176,637	166,881
Non-owner occupied commercial real estate	249,202	251,049

Total commercial business	697,815	691,520
One-to-four family residential	37,911	37,960
Real estate construction and land development:
One-to-four family residential	23,483	22,369
Five or more family residential and commercial properties	48,122	54,954

Total real estate construction and land development	71,605	77,323
Consumer	31,820	32,981

Gross originated loans receivable	839,151	839,784
Net deferred loan fees	(1,805)	(1,860)

Total originated loans receivable	$837,346	$837,924

The recorded investment of purchased covered loans receivable at March 31, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$37,187	$38,607
Owner-occupied commercial real estate	37,516	38,067
Non-owner occupied commercial real estate	13,587	15,753

Total commercial business	88,290	92,427
One-to-four family residential	5,124	5,197
Real estate construction and land development:
One-to-four family residential	5,432	5,786
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	5,432	5,786
Consumer	5,763	5,947

Total purchased covered loans receivable	104,609	109,357
Allowance for loan losses	(4,111)	(3,963)

Purchased covered loans receivable, net	$100,498	$105,394

The March 31, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $74.0 million and $78.7 million, respectively. The gross recorded investment balance of purchased other covered loans was $30.6 million and $30.7 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $3.6 million and $3.8 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $13.5 million as of March 31, 2012 and December 31, 2011.

The recorded investment of purchased non-covered loans receivable at March 31, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$30,949	$35,607
Owner-occupied commercial real estate	17,112	17,052
Non-owner occupied commercial real estate	12,732	12,833

Total commercial business	60,793	65,492
One-to-four family residential	3,117	2,743
Real estate construction and land development:
One-to-four family residential	1,118	1,381
Five or more family residential and commercial properties	1,209	1,078

Total real estate construction and land development	2,327	2,459
Consumer	13,490	17,420

Total purchased non-covered loans receivable	79,727	88,114
Allowance for loan losses	(4,121)	(4,635)

Purchased non-covered loans receivable, net	$75,606	$83,479

The March 31, 2012 and December 31, 2011 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $49.2 million and $56.1 million, respectively. The recorded investment balance of other purchased non-covered loans was $30.5 million and $32.0 million at March 31, 2012 and December 31, 2011, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah county in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of March 31, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

(c) Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W”. A description of the general characteristics of the risk grades is as follows:

Grades 0 to 5: These grades are considered “pass grade” with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Overall, loans with this grade show no immediate loss exposure.

Grade “W”: This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a potentially significant risk-modifying action is anticipated in the near term.

Grade 6: This grade is for “Other Assets Especially Mentioned” (OAEM) in accordance with regulatory guidelines, and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

Grade 7: This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the loan has a high risk. The loan also has well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be accrual or nonaccrual status based on the Company’s accrual policy.

Grade 8: This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance.

Grade 9: This grade includes “Loss” loans in accordance with regulatory guidelines. These loans are determined to have the highest risk of loss. Such loans are charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

Loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. One-to-four family residential loans and consumer loans (“non-commercial loans”) are not graded as a 0 to 9 at origination date as these loans are determined to be “pass graded” loans. These non-commercial loans may subsequently require a 0-9 risk grade if the credit department has evaluated the credit and determined it necessary to classify the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.

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

The following tables present the balance of the originated loans receivable by credit quality indicator as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$246,372	$3,904	$20,414	$1,286	$271,976
Owner-occupied commercial real estate	170,670	1,787	4,180	—	176,637
Non-owner occupied commercial real estate	237,613	2,969	8,620	—	249,202

Total commercial business	654,655	8,660	33,214	1,286	697,815
One-to-four family residential	36,558	—	445	908	37,911
Real estate construction and land development:
One-to-four family residential	12,014	2,914	8,555	—	23,483
Five or more family residential and commercial properties	40,844	—	7,278	—	48,122

Total real estate construction and land development	52,858	2,914	15,833	—	71,605
Consumer	31,501	100	74	145	31,820

Gross originated loans	$775,572	$11,674	$49,566	$2,339	$839,151

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$247,503	$2,770	$22,887	$430	$273,590
Owner-occupied commercial real estate	162,536	1,225	3,120	—	166,881
Non-owner occupied commercial real estate	240,096	2,063	8,890	—	251,049

Total commercial business	650,135	6,058	34,897	430	691,520
One-to-four family residential	36,997	431	532	—	37,960
Real estate construction and land development:
One-to-four family residential	10,725	2,828	8,816	—	22,369
Five or more family residential and commercial properties	42,541	—	12,413	—	54,954

Total real estate construction and land development	53,266	2,828	21,229	—	77,323
Consumer	32,629	—	346	6	32,981

Gross originated loans	$773,027	$9,317	$57,004	$436	$839,784

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of March 31, 2012 and December 31, 2011 were $31.3 million and $29.7 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $2.6 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the purchased other covered and non-covered loans receivable by credit quality indicator as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$13,570	$101	$755	$—	$14,426
Owner-occupied commercial real estate	29,593	150	586	—	30,329
Non-owner occupied commercial real estate	4,364	1,040	437	—	5,841

Total commercial business	47,527	1,291	1,778	—	50,596
One-to-four family residential	1,462	—	—	—	1,462
Real estate construction and land development:
One-to-four family residential	49	—	—	—	49
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	49	—	—	—	49
Consumer	8,401	—	199	386	8,986

Gross purchased other loans	$57,439	$1,291	$1,977	$386	$61,093

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,781	$125	$780	$—	$12,686
Owner-occupied commercial real estate	29,791	—	587	—	30,378
Non-owner occupied commercial real estate	4,427	1,046	441	—	5,914

Total commercial business	45,999	1,171	1,808	—	48,978
One-to-four family residential	1,529	—	42	—	1,571
Real estate construction and land development:
One-to-four family residential	50	—	—	—	50
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	50	—	—	—	50
Consumer	11,435	—	674	—	12,109

Gross purchased other loans	$59,013	$1,171	$2,524	$—	$62,708

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012(1)	December 31, 2011(1)
	(In thousands)
Commercial business:
Commercial and industrial	$7,005	$6,946
Owner-occupied commercial real estate	778	399
Non-owner occupied commercial real estate	292	921

Total commercial business	8,075	8,266
One-to-four family residential	1,226	—
Real estate construction and land development:
One-to-four family residential	4,043	5,150
Five or more family residential and commercial properties	4,663	9,797

Total real estate construction and land development	8,706	14,947
Consumer	191	125

Gross originated nonaccrual loans	$18,198	$23,338

(1)	$2.4 million and $1.8 million of nonaccrual originated loans were guaranteed by governmental agencies at March 31, 2012 and December 31, 2011, respectively.

The recorded investment balance of purchased other nonaccrual loan, segregated by segments and classes of loans, were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$272	$—
Owner-occupied commercial real estate	—	—
Non-owner occupied commercial real estate	437	—

Total commercial business	709	—
Consumer	393	497

Gross purchased other nonaccrual loans	$1,102	$497

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,618	$3,644	$6,262	$265,714	$271,976	$75
Owner-occupied commercial real estate	119	435	554	176,083	176,637	160
Non-owner occupied commercial real estate	920	—	920	248,282	249,202	—

Total commercial business	3,657	4,079	7,736	690,079	697,815	235
One-to-four family residential	664	908	1,572	36,339	37,911	—
Real estate construction and land development:
One-to-four family residential	89	4,043	4,132	19,351	23,483	—
Five or more family residential and commercial properties	—	4,301	4,301	43,821	48,122	—

Total real estate construction and land development	89	8,344	8,433	63,172	71,605	—
Consumer	40	191	231	31,589	31,820	—

Gross originated loans	$4,450	$13,522	$17,972	$821,179	$839,151	$235

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,716	$4,769	$8,485	$265,105	$273,590	$921
Owner-occupied commercial real estate	1,903	398	2,301	164,580	166,881	—
Non-owner occupied commercial real estate	369	—	369	250,680	251,049	—

Total commercial business	5,988	5,167	11,155	680,365	691,520	921
One-to-four family residential	1,251	404	1,655	36,305	37,960	404
Real estate construction and land development:
One-to-four family residential	582	5,150	5,732	16,637	22,369	—
Five or more family residential and commercial properties	369	9,428	9,797	45,157	54,954	—

Total real estate construction and land development	951	14,578	15,529	61,794	77,323	—
Consumer	465	60	525	32,456	32,981	3

Gross originated loans	$8,655	$20,209	$28,864	$810,920	$839,784	$1,328

The balances of purchased other past due loans, segregated by segments and classes of loans, as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$14,426	$14,426	$—
Owner-occupied commercial real estate	150	—	150	30,179	30,329	—
Non-owner occupied commercial real estate	437	—	437	5,404	5,841	—

Total commercial business	587	—	587	50,009	50,596	—
One-to-four family residential	—	—	—	1,462	1,462	—
Real estate construction and land development:
One-to-four family residential	—	—	—	49	49	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	49	49	—
Consumer	412	386	798	8,188	8,986	—

Gross purchased other loans	$999	$386	$1,385	$59,708	$61,093	$—

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$243	$15	$258	$12,428	$12,686	$15
Owner-occupied commercial real estate	151	—	151	30,227	30,378	—
Non-owner occupied commercial real estate	441	—	441	5,473	5,914	—

Total commercial business	835	15	850	48,128	48,978	15
One-to-four family residential	42	—	42	1,529	1,571	—
Real estate construction and land development:
One-to-four family residential	—	—	—	50	50	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	50	50	—
Consumer	757	490	1,247	10,862	12,109	—

Gross purchased other loans	$1,634	$505	$2,139	$60,569	$62,708	$15

Impaired originated loans (including restructured loans) at March 31, 2012 and December 31, 2011 are set forth in the following tables.

	March 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$5,060	$6,347	$11,407	$13,930	$2,035	$11,774
Owner-occupied commercial real estate	597	1,918	2,515	1,953	464	1,951
Non-owner occupied commercial real estate	3,269	4,301	7,570	7,570	751	7,585

Total commercial business	8,926	12,566	21,492	23,453	3,250	21,310
One-to-four family residential	—	1,654	1,654	833	274	834
Real estate construction and land development:
One-to-four family residential	1,098	3,706	4,804	5,693	1,115	4,604
Five or more family residential and commercial properties	—	4,663	4,663	4,721	774	4,904

Total real estate construction and land development	1,098	8,369	9,467	10,414	1,889	9,508
Consumer	49	142	191	49	32	49

Gross originated loans	$10,073	$22,731	$32,804	$34,749	$5,445	$31,701

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance	Average Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,532	$6,139	$10,671	$10,586	$1,488	$11,218
Owner-occupied commercial real estate	603	1,368	1,971	2,271	107	1,860
Non-owner occupied commercial real estate	3,915	4,314	8,229	9,980	764	5,014

Total commercial business	9,050	11,821	20,871	22,837	2,359	18,092
One-to-four family residential	—	835	835	1,046	187	837
Real estate construction and land development:
One-to-four family residential	748	4,765	5,513	6,813	1,436	5,748
Five or more family residential and commercial properties	963	8,835	9,798	14,219	530	10,236

Total real estate construction and land development	1,711	13,600	15,311	21,032	1,966	15,984
Consumer	120	6	126	159	6	168

Gross originated loans	$10,881	$26,262	$37,143	$45,074	$4,518	$35,081

The Company had governmental guarantees of $2.4 million and $1.8 million related to the impaired originated loan balances at March 31, 2012 and December 31, 2011, respectively.

The Company had $28,000 and $9,000 of purchased other impaired loans as of March 31, 2012 and December 31, 2011, respectively. The recorded investment balances for the purchased other impaired consumer loan was $9,000 with a specific valuation allowance of $5,000 as of March 31, 2012 and December 31, 2011. The recorded investment balance for the commercial and industrial loan was $19,000 with no related specific valuation allowance as of March 31, 2012. The commercial and industrial loan was not impaired as of December 31, 2011. The unpaid contractual balances of the purchased other impaired loans and the average recorded investment were equal to the recorded investment balances for both period ends.

For the three months ended March 31, 2012 and March 31, 2011 no interest income was recognized subsequent to a loan’s classification as impaired.

(f) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under ASC 310-10-35, whether on accrual or nonaccrual status. At March 31, 2012 and December 31, 2011, the balance of originated accruing TDRs was $14.6 million and $13.8 million, respectively. The related allowance for loan losses on the originated accruing TDRs was $1.7 million and $1.4 million as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, originated non-accruing TDRs were $10.7 million and had a related allowance for loan losses of $2.1 million. At December 31, 2011, originated non-accruing TDRs of $11.7 million had a related allowance for loan losses of $1.8 million.

Originated troubled debt restructured loans that were modified during the three-months ended March 31, 2012 and March 31, 2011 are set forth in the following table:

	March 31,
	2012		2011
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
Commercial business:
Commercial and industrial	6	$1,441	5	$917
Owner-occupied commercial real estate	1	199	1	206

Total commercial business	7	1,640	6	1,123
Real estate construction and land development:
One-to-four family residential	3	578	2	364

Total real estate construction and land development	3	578	2	364

Total originated TDRs	10	$2,218	8	$1,487

The Banks’ recorded investment in the loans shown in the table above did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modification.

Heritage Bank also recorded a TDR for a non-performing purchased other covered loan during the three-months ended March 31, 2012. The recorded investment balance of this commercial and industrial loan was $19,000, with no related allowance for loan loss at March 31, 2012. There were no purchased other loans modified during the three-months ended March 31, 2011.

The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Banks.

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

The balance of TDRs modified during the twelve-months ended March 31, 2012 and March 31, 2011 that subsequently defaulted within the three-months ended March 31, 2012 and March 31, 2011 after the restructure date were as follows:

	March 31,
	2012		2011
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(In thousands)
Commercial business:
Commercial and industrial	3	$360	—	$—

Total commercial business	3	360	—	—

Total originated TDRs	3	$360	—	$—

Of the restructured loans as of March 31, 2012 in the table above, the defaults of the three commercial and industrial loans were the results of granting additional extensions on the credits after they had been classified as TDRs. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date we expect the cash flow. The Banks have considered these subsequent defaults in our allowance for loan loss calculations. At March 31, 2012, the allowance for loan losses related to the defaulted loans was $23,000. There were no subsequent defaults during the three-months ended March 31, 2011.

(g) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at March 31, 2012 and December 31, 2011 of the purchased impaired loans:

	Cowlitz Bank
	March 31, 2012	December 31, 2011
	(In thousands)
Purchased covered loans:
Commercial business:
Commercial and industrial	$34,526	$36,267
Owner-occupied commercial real estate	19,128	19,601
Non-owner occupied commercial real estate	13,972	16,212

Total commercial business	67,626	72,080
One-to-four family residential	4,345	4,371
Real estate construction and land development:
One-to-four family residential	7,569	8,524
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	7,569	8,524
Consumer	3,633	3,917

Gross purchased impaired covered loans	83,173	88,892
Purchased non-covered loans:
Consumer	407	435

Total purchased impaired loans	$83,580	$89,327

The total balance of subsequent advances on the purchased impaired covered loans was $10.5 million as of March 31, 2012 and December 31, 2011. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. As of March 31, 2012 and December 31, 2011, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC loss-sharing agreements was $1.5 million and $2.0 million, respectively. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	March 31, 2012	December 31, 2011
	(In thousands)
Purchased non-covered loans:
Commercial business:
Commercial and industrial	$27,771	$34,352
Owner-occupied commercial real estate	6,985	7,043
Non-owner occupied commercial real estate	8,546	8,624

Total commercial business	43,302	50,019
One-to-four family residential	3,426	3,506
Real estate construction and land development:
One-to-four family residential	6,564	7,244
Five or more family residential and commercial properties	1,855	3,797

Total real estate construction and land development	8,419	11,041
Consumer	5,568	6,205

Gross purchased impaired non-covered loans	$60,715	$70,771

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

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank purchased impaired loans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$19,912	$14,638
Accretion	(1,916)	(1,571)
Disposals and other	(239)	(519)
Change in accretable yield	67	—

Balance at the end of period	$17,824	$12,548

	Three Months Ended March 31, 2011
	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$20,082	$10,943
Accretion	(2,068)	(1,125)
Disposals and other	1,518	433
Change in accretable yield	5,953	—

Balance at the end of period	$25,485	$10,251

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31,
	(In thousands)
	2012	2011
Balance at the beginning of period	$22,317	$22,062
Loans charged off	(1,334)	(3,994)
Recoveries of loans previously charged off	1,580	719
Provision charged to operations	—	2,595

Balance at the end of period	$22,563	$21,382

A summary of the changes in the purchased loans’ allowance for loan losses for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31,
	2012		2011
	(In thousands)		(In thousands)
	Purchased Covered	Purchased Non-Covered	Purchased Covered	Purchased Non-Covered
Balance at the beginning of period	$3,963	$4,635	$—	$—
Loans charged off	(33)	(224)	—	—
Provision charged to operations	181	(290)	1,512	266

Balance at the end of period	$4,111	$4,121	$1,512	$266

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three months ended March 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(489)	—	—	(42)	(371)	(445)	(244)	—	(1,591)
Recoveries	1,428	—	11	—	125	—	16	—	1,580
Provisions	(1,049)	689	19	105	(538)	322	278	65	(109)

March 31, 2012	$11,695	$3,668	$4,424	$857	$4,039	$3,677	$1,460	$975	$30,795

Allowance for loan losses as of March 31, 2012 allocated to:
Originated loans individually evaluated for impairment	$2,035	$464	$751	$274	$1,115	$774	$32	$—	$5,445
Originated loans collectively evaluated for impairment	6,276	1,814	2,352	224	2,039	2,821	617	975	17,118
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	7	—	145
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	16	—	—	63	—	250
Purchased impaired covered loans collectively evaluated for impairment	1,136	964	962	123	638	—	138	—	3,961
Purchased impaired non-covered loans collectively evaluated for impairment	2,115	305	325	199	247	82	598	—	3,871

March 31, 2012	$11,695	$3,668	$4,424	$857	$4,039	$3,677	$1,460	$975	$30,795

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$11,407	$2,515	$7,570	$1,654	$4,804	$4,663	$191	$32,804
Originated loans collectively evaluated for impairment	260,569	174,122	241,632	36,257	18,679	43,459	31,629	806,347
Purchased other covered loans individually evaluated for impairment	19	—	—	—	—	—	9	28
Purchased other covered loans collectively evaluated for impairment	7,360	19,428	316	1,400	49	—	2,041	30,594
Purchased other non-covered loans collectively evaluated for impairment	7,047	10,901	5,525	62	—	—	6,936	30,471
Purchased impaired covered loans collectively evaluated for impairment	29,808	18,088	13,271	3,724	5,383	—	3,713	73,987
Purchased impaired non-covered loans collectively evaluated for impairment	23,902	6,211	7,207	3,055	1,118	1,209	6,554	49,256

Total gross loans receivable as of March 31, 2012	$340,112	$231,265	$275,521	$46,152	$30,033	$49,331	$51,073	$1,023,487

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three-months ended March 31, 2011 and as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2011:
December 31, 2010	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(1,228)	—	—	(15)	(1,906)	(742)	(103)	—	(3,994)
Recoveries	688	—	25	—	—	—	6	—	719
Provisions	638	736	582	(78)	1,311	1,445	28	(289)	4,373

March 31, 2011	$10,585	$2,410	$2,796	$407	$3,726	$1,817	$1,410	$642	$23,160

Allowance for loan losses as of December 31, 2011 allocated to:
Originated loans individually evaluated for impairment	$1,488	$107	$764	$187	$1,436	$530	$6	$—	$4,518
Originated loans collectively evaluated for impairment	6,519	1,690	2,320	229	2,427	3,163	541	910	17,799
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	32	—	170
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	11	—	—	43	—	225
Purchased impaired covered loans collectively evaluated for impairment	1,282	712	900	123	645	—	126	—	3,788
Purchased impaired non-covered loans collectively evaluated for impairment	2,383	349	376	223	315	107	657	—	4,410

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,671	$1,971	$8,229	$835	$5,513	$9,798	$126	$37,143
Originated loans collectively evaluated for impairment	262,919	164,910	242,820	37,125	16,856	45,156	32,855	802,641
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	9	9
Purchased other covered loans collectively evaluated for impairment	7,317	19,567	320	1,467	50	—	1,947	30,668
Purchased other non-covered loans collectively evaluated for impairment	5,369	10,811	5,594	104	—	—	10,153	32,031
Purchased impaired covered loans collectively evaluated for impairment	31,290	18,500	15,433	3,730	5,736	—	3,991	78,680
Purchased impaired non-covered loans collectively evaluated for impairment	30,238	6,241	7,239	2,639	1,381	1,078	7,267	56,083

Total gross loans receivable as of December 31, 2011	$347,804	$222,000	$279,635	$45,900	$29,536	$56,032	$56,348	$1,037,255

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning Balance	$10,350	$16,071
Cash payments received from the FDIC	(1,253)	(2)
FDIC share of additional estimated losses	341	1,221
Net amortization	(517)	(421)

Balance at March 31, 2012	$8,921	$16,869

NOTE 5. Stockholders’ Equity

(a) Earnings Per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the noted periods:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income:
Net income	$4,170	$764
Dividends and undistributed earnings allocated to participating securities	(57)	(10)

Net income allocated to common shareholders	$4,113	$754

Basic:
Weighted average common shares outstanding	15,465,510	15,448,109
Less: Restricted stock awards	(170,821)	(151,952)

Total basic weighted average common shares outstanding	15,294,689	15,296,157

Diluted:
Basic weighted average common shares outstanding	15,294,689	15,296,157
Incremental shares from stock options, restricted stock awards and common stock warrant	73,343	75,945

Total diluted weighted average common shares outstanding	15,368,032	15,372,102

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2012 and March 31, 2011 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 305,660 and 561,743, respectively, as the exercise price was in excess of the market value.

(b) Dividends

Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On February 1, 2012, the Company’s Board of Directors declared a dividend of $0.06 per share payable on February 24, 2012 to shareholders of record on February 10, 2012. Additionally, on April 26, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on May 24, 2012, to shareholders of record on May 10, 2012.

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

(c) Preferred Stock and Warrants

On November 21, 2008, the Company completed a sale to the U.S. Department of the Treasury (“Treasury”) of 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“preferred shares”), for an aggregate purchase price of $24.0 million in cash, with a related warrant to purchase 276,074 shares of the Company’s common stock. On December 22, 2010, the Company redeemed the 24,000 preferred shares. The Company paid the Treasury a total of $24.1 million, consisting of $24.0 million of principal and $123,000 of accrued and unpaid dividends.

Under the terms of the warrants, because the Company’s September 2009 offering of common stock, described below, was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the warrant was reduced by 50% to 138,037 shares. On August 17, 2011, the Company repurchased the warrant from the Treasury for $450,000. The warrant repurchase, together with the Company’s earlier redemption of the entire amount of the preferred shares issued to the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

NOTE 6. Stock-Based Compensation

(a) Stock Options

The company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes-Merton option pricing model. There were no options granted during the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012 the Company recognized compensation expense related to stock options of $42,000 and a related tax benefit of $1,000. For the three months ended March 31, 2011 the Company recognized compensation expense related to stock options of $51,000 and a related tax benefit of $3,000. As of March 31, 2012, the total unrecognized compensation expense related to non-vested stock options was $148,000 and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.

The following table summarizes stock option activity for the three months ended March 31, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(66,745)	$20.24

Outstanding at March 31, 2012	350,378	$17.97	3.7 years	$204

Expected to vest at March 31, 2012	348,040	$17.97	3.7 years	$204

Exercisable at March 31, 2012	284,407	$18.71	2.8 years	$204

The following table summarizes stock option activity for the three months ended March 31, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	$—
Exercised	(50)	$11.35
Forfeited or expired	(104,972)	$20.26

Outstanding at March 31, 2011	445,502	$18.34	4.1 years	$279

Expected to vest at March 31, 2011	438,424	$18.40	4.1 years	$278

Exercisable at March 31, 2011	314,071	$20.18	2.5 years	$186

(b) Restricted Stock Awards

For the three months ended March 31, 2012 the Company recognized compensation expense related to restricted stock awards of $195,000 and a related tax benefit of $68,000. For the three months ended March 31, 2011 the Company recognized compensation expense related to restricted stock awards of $188,000 and a related tax benefit of $66,000. As of March 31, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.6 million and the related weighted average period over which it is expected to be recognized is approximately 2.2 years.

The following table summarizes restricted stock award activity for the three months ended March 31, 2012.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	28,390	$14.08
Vested	(19,574)	$14.83
Forfeited	(1,541)	$18.19

Nonvested at March 31, 2012	172,155	$16.08

The grant date fair value of restricted stock awards vested during the period ending March 31, 2012 was $290,000.

The following table summarizes restricted stock award activity for the three months ended March 31, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	118,379	$18.29
Granted	78,403	$14.85
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2011	196,785	$16.08

NOTE 7. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$27,554	$164	$—	$27,718
Municipal securities	34,620	1,214	(61)	35,773
Corporate securities	7,006	46	—	7,052
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	71,270	1,486	(113)	72,643

Total	$140,450	$2,910	$(174)	$143,186

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$31,069	$238	$—	$31,307
Municipal securities	31,847	1,578	(2)	33,423
Corporate securities	8,016	81	—	8,097
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	70,431	1,541	(197)	71,775

Total	$141,363	$3,438	$(199)	$144,602

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,786	$229	$—	$2,015
Municipal securities	3,561	204	—	3,765
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	5,169	331	—	5,500
Private residential collateralized mortgage obligations	1,271	109	(108)	1,272

Total	$11,787	$873	$(108)	$12,552

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$1,799	$280	$—	$2,079
Municipal securities	3,566	237	—	3,803
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	5,412	331	—	5,743
Private residential collateralized mortgage obligations	1,316	102	(162)	1,256

Total	$12,093	$950	$(162)	$12,881

Available for sale investments with unrealized losses as of March 31, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$2,866	$61	$—	$—	$2,866	$61
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	14,085	105	37	8	14,122	113

Total temporarily impaired securities	$16,951	$166	$37	$8	$16,988	$174

Held to maturity investments with unrealized losses as of March 31, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$94	$7	$552	$101	$646	$108

Total temporarily impaired securities	$94	$7	$552	$101	$646	$108

Available for sale investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$652	$2	$—	$—	$652	$2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	17,211	188	36	9	17,247	197
Private residential collateralized mortgage obligations

Total temporarily impaired securities	$17,863	$190	$36	$9	$17,899	$199

Held to maturity investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$134	$14	$533	$148	$667	$162

Total temporarily impaired securities	$134	$14	$533	$148	$667	$162

The Company has evaluated these securities and has determined that, other than the three securities discussed on the following page, the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for mortgage-related products. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value.

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,385	$30,602
Due after one year through three years	6,502	6,545
Due after three years through five years	2,749	2,851
Due after five through ten years	35,567	36,644
Due after ten years	65,248	66,544

Totals	$140,451	$143,186

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$402	$411
Due after one year through three years	793	839
Due after three years through five years	997	1,059
Due after five years through ten years	2,712	3,015
Due after ten years	6,883	7,228

Totals	$11,787	$12,552

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the three months ended March 31, 2012, three private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired. The Company recording no impairments on private residential collateralized mortgage obligations through other comprehensive income (loss), as the entire impairment of $36,000 was due to credit losses which were recognized through earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.0% and 6.7%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments on held to maturity securities during the three months ended March 31, 2012:

	Life-to-Date Gross Other- Than- Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Additions:
Initial impairments	—	—	—
Subsequent impairments	36	—	36

March 31, 2012	$2,471	$1,100	$1,371

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of March 31, 2012 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (loss)	Year-to-date Change in Unrealized Gain (loss)	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$881	$276	$233	$(43)	$73	$—	$648	1%	—	—	2%	97%
Prime	1,788	995	1,039	44	326	36	723	4%	3%	6%	3%	84%

Totals	$2,669	$1,271	$1,272	$1	$399	$36	$1,371	4%	3%	5%	2%	86%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level three valuation assumptions were used to determine the fair value of the held to maturity securities in the Fund.

NOTE 8. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At March 31, 2012 and December 31, 2011, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. At March 31, 2012 and December 31, 2011, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the three months ended March 31, 2012 or 2011, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 9. Goodwill

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

During 2011, ASU 2011-08 Intangibles – Goodwill and Other (Topic 350) was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period. The Update was effective for yearends beginning after December 15, 2011 but early adoption was permitted. The Company adopted the Update for the quarter ended December 31, 2011.

Based on the results of the annual impairment test it was determined that no goodwill impairment charges were required for the year ended December 31, 2011. The Company’s next annual impairment test will be conducted during the quarter ending December 31, 2012. For the quarter ended March 31, 2012, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though there was no goodwill impairment at March 31, 2012, declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

NOTE 10. Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow the Company to sell its ownership interest back to the fund at net asset value on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities, or funds.

Level 2: Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities Available for Sale and Held to Maturity: The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2012.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$27,718	$—	$27,718	$—
Municipal securities	35,773	—	35,773	—
Corporate securities	7,052	—	7,052	—
Mortgage backed securities and collateralized mortgage obligations - residential:
U.S Government-sponsored agencies	72,643	—	72,643	—

Total	$143,186	$—	$143,186	$—

There were no transfers between Level 1 and Level 2 during the three months ending March 31, 2012.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$31,307	$—	$31,307	$—
Municipal securities	33,423	—	33,423	—
Corporate securities	8,097	—	8,097	—
Mortgage backed securities and collateralized mortgage obligations – residential
U.S Government-sponsored agencies	71,775	—	71,775	—

Total	$144,602	$—	$144,602	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and year ended December 31, 2011 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at March 31, 2012				Three Months Ended March 31, 2012
	Total	Level 1	Level 2	Level 3	Total Losses, net
	(In thousands)
Impaired originated loans:
Commercial business	$9,315	$—	$—	$9,315	$1,156
One-to-four family residential	1,380	—	—	1,380	258
Real estate construction and land development	3,889	—	—	3,889	77
Consumer	110	—	—	110	371

Total impaired originated loans(1)	14,694	—	—	14,694	1,862
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations - residential:
Private residential collateralized mortgage obligations	16	—	16	—	36
Other real estate owned(3)	1,727	—	—	1,727	193

Total	$16,437	$—	$16	$16,421	$2,091

(1)	Impaired originated loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $32.8 million, with a valuation allowance of $5.4 million at March 31, 2012, resulting in an additional provision for loan losses of $1.8 million for the three months ended March 31, 2012.
(2)	Investment securities held to maturity with a carrying amount of $52,000 were written down to their fair value of $16,000 resulting in an impairment charge of $36,000 to non-interest expense for the three months ended March 31, 2012.

(3)	Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $8.6 million, which is made up of the outstanding balance of $8.3 million, net a noncovered valuation allowance of $292,000 at March 31, 2012, resulting in a charge off of $193,000 for the three months ended March 31, 2012.
(4)	Noncovered

	Fair Value at December 31, 2011				Year Ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses, net
	(In thousands)
Impaired originated loans:
Commercial business	$9,397	$—	$—	$9,397	$1,551
One-to-four family residential	648	—	—	648	187
Real estate construction and land development	8,682	—	—	8,682	626
Consumer	—	—	—	—	6

Total impaired originated loans(1)	18,727	—	—	18,727	2,370
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations - residential:
Private residential collateralized mortgage obligations	106	—	106	—	118
Other real estate owned(3)	494	—	—	494	99

Total	$19,327	$—	$106	$19,221	$2,587

(1)	Impaired originated loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $37.1 million, with a valuation allowance of $4.5 million at December 31, 2011, resulting in an additional provision for loan losses of $2.4 million for the year ended December 31, 2011.
(2)	Investment securities held to maturity with a carrying amount of $204,000 were written down to their fair value of $106,000 resulting in an impairment charge of $98,000 to noninterest expense for the year ended December 31, 2011.
(3)	Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $4.6 million, which is made up of the outstanding balance of $4.5 million, net a noncovered valuation allowance of $99,000 at December 31, 2011, resulting in a charge off of $99,000 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated.

	March 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$32,804	Market approach	Adjustment for differences between the comparable sales	0.0% -100.0% (14.0%)
Other real estate owned	$8,349	Market approach	Adjustment for differences between the comparable sales	0.0%-35.7 (4.1%)

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

The tables below present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated.

	March 31, 2012
	Carrying Value	Fair Value Measurements Using:
		Tota1	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$28,900	$28,900	$28,900	$—	$—
Interest earning deposits	110,857	110,857	110,857	—	—
Investment securities available for sale	143,186	143,186	—	143,186	—
Investment securities held to maturity	11,787	12,552	—	12,552	—
FHLB stock	5,594	N/A	N/A	—	—
Loans held for sale	1,118	1,118	—	—	1,118
Loans receivable, net of allowance	990,887	1,008,046	—	—	1,008,046
Accrued interest receivable	4,776	4,776	12	923	3,841

Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	825,133	825,133	825,133	—	—
Certificate of deposit accounts	314,404	316,132	—	—	316,132

Total Deposits	$1,139,537	$1,141,265	$825,133	$—	$316,132

Securities sold under agreement to repurchase	$20,786	$20,786	$20,786	$—	$—
Accrued interest payable	$140	$140	$24	$—	$116

	December 31, 2011
	Carrying Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$30,193	$30,193
Interest earning deposits	93,566	93,566
Investment securities available for sale	144,602	144,602
Investment securities held to maturity	12,093	12,881
FHLB stock	5,594	N/A
Loans held for sale	1,828	1,828
Loans receivable, net of allowance	1,004,480	1,027,495
Accrued interest receivable	5,117	5,117

Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	806,440	806,440
Certificate of deposit accounts	329,604	331,618

Total deposits	$1,136,044	$1,138,058

Securities sold under agreement to repurchase	$23,091	$23,091
Accrued interest payable	$180	$180

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash on Hand and in Banks and Interest Earning Deposits: The fair value of financial instruments that are short-term or reprice frequently and accrued interest receivable and payable that have little or no risk are considered to have a fair value equal to carrying value (Level 1).

FHLB Stock: FHLB of Seattle stock is not publicly traded, as such, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability (Level 1).

Loans Receivable and Loans Held for Sale: Fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under ASC 820-10, Fair Value Measurements and Disclosures, and generally produces a higher value.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value (Level 1, Level 2, and Level 3).

Deposits: For deposits with no contractual maturity, the fair value is assumed to equal the carrying value (Level 1). The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates offered by the Company for deposits of similar remaining maturities (Level 3).

Securities Sold Under Agreement to Repurchase: Securities sold under agreement to repurchase are short-term in nature, repricing on a daily basis. Fair value financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value (Level 1).

Off-Balance Sheet Financial Instruments: The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, no premium or discount was ascribed to these commitments (Level 1).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2012. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At March 31, 2012, we had total assets of $1.37 billion and total stockholders’ equity of $205.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover probable incurred credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three months ended March 31, 2012, non-interest income consisted of gain on the sale of loans, service charges on deposits, merchant Visa income (net), change in the FDIC indemnification asset and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to shareholders was $0.27 per diluted common share for the three months ended March 31, 2012 compared to $0.05 per diluted common share for the three months ended March 31, 2011. Net income for the three months ended March 31, 2012 was $4.2 million compared to net income of $764,000 for the same period in 2011. The increase was primarily the result of a $1.1 million increase in net interest income, a $4.5 million decrease in the provision for loan losses, and a $485,000 decrease in non-interest expense partially offset by a $1.0 million decrease in non-interest income. Partially as a result of the decrease in non-interest expense, the Company’s efficiency ratio decreased to 67.7% for the three months ended March 31, 2012 from 70.7% for the three months ended March 31, 2011. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Net Interest Income

Net interest income increased $1.1 million, or 7.0%, to $16.7 million for the three months ended March 31, 2012, compared with $15.6 million in the same period in 2011. The increase in net interest income for the three months ended March 31, 2012 was primarily a result of an increase in interest earning assets and an increase in the net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended March 31, 2012, increased 27 basis points to 5.35% from 5.08% for the same period in 2011. The increase in net interest margin for the three months ended March 31, 2012 was primarily due to decreased interest bearing deposit rates. The net interest spread for the three months ended March 31, 2012 increased to 5.20% from 4.88% for the same period in 2011.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$996,305	$17,018	6.87%	$972,884	$16,572	6.91%
Taxable securities	121,108	652	2.16	124,355	663	2.16%
Nontaxable securities	34,779	256	2.96	21,123	179	3.43%
Interest earning deposits and Federal funds sold	96,324	63	0.26	121,707	79	0.26%
FHLB stock	5,594	—	—	5,594	—	—

Total interest earning assets	$1,254,110	$17,989	5.77	$1,245,663	$17,493	5.70%
Non-interest earning assets	101,698			106,789

Total assets	$1,355,808			$1,352,452

Interest Bearing Liabilities:
Certificates of deposit	$322,686	$882	1.10	$376,281	$1,225	1.32%
Savings accounts	109,129	59	0.22	103,804	116	0.45%
Interest bearing demand and money market accounts	465,627	336	0.29	442,341	534	0.49%

Total interest bearing deposits	897,442	1,277	0.57	922,426	1,875	0.82%
Securities sold under agreement to repurchase	19,697	18	0.37	20,500	22	0.43%

Total interest bearing liabilities	$917,139	$1,295	0.57%	$942,926	$1,897	0.82%

Demand and other non-interest bearing deposits	227,970			195,834
Other non-interest bearing liabilities	5,822			9,437
Stockholders’ equity	204,877			204,255

Total liabilities and stockholders’ equity	$1,355,808			$1,352,452

Net interest income		$16,694			$15,596

Net interest spread			5.20%			4.88%
Net interest margin			5.35%			5.08%
Average interest earning assets to average interest bearing liabilities			136.74%			132.11%

(1)	Annualized

Total interest income increased $496,000, or 2.8%, to $18.0 million for the three months ended March 31, 2012, from $17.5 million for the three months ended March 31, 2011. The increases in interest income for the three months ended March 31, 2012 was primarily due to higher yields on interest earning assets and also as a result of the increase in average interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $8.4 million, or 0.7%, to $1.254 billion for the three months ended March 31, 2012, from $1.246 billion for the three months ended March 31, 2011. The increase in average interest earning assets for the three months ended March 31, 2012 was primarily due to increases in originated loans. The yield on total interest earning assets increased seven basis points from 5.70% for the three months ended March 31, 2011 to 5.77% for the three months ended March 31, 2012. The increase in the yield on interest earning assets for the three months ended March 31, 2012 reflects the decrease in lower yielding average interest earning deposits and the increase in higher yielding average loans. The effect of discount accretion on loan yields for the three months ended March 31, 2012 and March 31, 2011 was approximately 62 basis points and 41 basis points, respectively. For the three months ended March 31, 2012 and March 31, 2011, originated nonaccruing loans reduced the yield earned on loans by approximately 10 basis points and 12 basis points, respectively. Originated nonaccrual loans totaled $18.2 million at March 31, 2012 as compared to $24.0 million at March 31, 2011.

Total interest expense decreased by $602,000, or 31.7%, to $1.3 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities and lower average balances of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.57% for the three months ended March 31, 2012 from 0.82% for the three months ended March 31, 2011. Total average interest bearing liabilities decreased by $25.8 million, or 2.7%, to $917.1 million for the three months ended March 31, 2012 from $942.9 million for the three months ended March 31, 2012. The decreases in average interest bearing liabilities were due primarily to certificate of deposit runoff mostly related to the Cowlitz and Pierce Acquisitions. Deposit interest expense decreased $598,000, or 31.9%, to $1.3 million for the three months ended March 31, 2012 compared to $1.9 million for the same quarter last year. The decrease in deposit interest expense for the three months ended March 31, 2012 is primarily a result of a 25 basis point decrease in the average cost of interest-bearing deposits, reflecting the relatively low interest rate environment.

Provision for Loan Losses

The provision for loan losses decreased $4.5 million, or 102.5%, to $(109,000) for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011.

There was no provision for loan losses on originated loans for the three months ended March 31, 2012 compared to a provision for loan losses on originated loans of $2.6 million for the three months ended March 31, 2011. The Banks had net recoveries of $246,000 for the three months ended March 31, 2012 compared to net charge-offs of $3.3 million for the three months ended March 31, 2011. The ratio of net charge-offs (recoveries) to average total originated loans outstanding was (0.03)% for the three months ended March 31, 2012 and 0.43% for the three months ended March 31, 2011.

The provision for loan losses on purchased loans for the three months ended March 31, 2012 totaled $(109,000) compared to $1.8 million for the three months ended March 31, 2011. The reduction in provision expense was due substantially to increases in the estimated cash flows in certain pools of acquired loans whereas there were decreases in such cash flows estimates in prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flow are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses (if a provision had previously been recognized for that pool of loans) or prospectively recognized in interest income as a yield adjustment (if a provision had not previously been recognized for that pool of loans).

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans increased slightly by $246,000 to $22.6 million at March 31, 2012 from $22.3 million at December 31, 2011. As of March 31, 2012, the Banks identified $32.8 million of impaired loans, including $14.6 million of performing restructured loans. Of those impaired loans, $10.1 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $22.7 million have related allowances for credit losses totaling $5.4 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $22.6 million at March 31, 2012 (2.69% of total originated loans and 143.11% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date. While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the credit quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Non-interest Income

Total non-interest income decreased $1.0 million, or 34.4%, to $1.9 million for the three months ended March 31, 2012 compared to $2.9 million for the same period in 2011. The decrease for the three months ended March 31, 2012 was due substantially to the effects of a reduction of $1.0 million in the amount of change in the FDIC indemnification asset from $0.8 million for three months ended March 31, 2011 to $(0.2) for the three months ended March 31, 2012.

Non-interest Expense

Non-interest expense decreased $485,000, or 3.7%, to $12.6 million during the quarter ended March 31, 2012 compared to $13.1 million for the quarter ended March 31, 2011. The decrease for the three months ended March 31, 2012 compared to the same period in the prior year was to the result of the following: Decreased data processing expense of $232,000; decreased FDIC insurance premium expense of $181,000; decreased net other real estate owned costs of $261,000; decreased loan expense (included within “other expense”) of $173,000; and was partially offset by a $561,000 increase in salaries and benefits expense.

The efficiency ratio for the quarter ended March 31, 2012 was 67.7% compared to 70.7% for the same period in the prior year. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies begin producing long term results. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Income Tax Expense

The provision for income taxes increased by $1.7 million to $1.9 million for the three months ended March 31, 2012 from $285,000 for the three months ended March 31, 2011. The Company’s effective tax rate was 31.8% for the three months ended March 31, 2012 compared to 27.2% for the same period in 2011. The increase in the Company’s effective tax rate for the three months ended March 31, 2012 is due substantially to an increase in taxable income for the three months ended March 31, 2012 as compared to the same period in 2011, which caused nontaxable interest income on municipal securities to represent a smaller percentage of income before income taxes.

Financial Condition Data

Total assets increased slightly by $5.9 million, or 0.4%, to $1.37 billion as of March 31, 2012 from $1.37 billion as of December 31, 2011 due primarily to an increase in interest earning deposits and primarily offset by a decrease in net loans. For the same period, net loans, which exclude loans held for sale but are net of the allowance for loan losses, decreased $13.6 million, or 1.4%, to $990.9 million as of March 31, 2012 from $1.00 billion at December 31, 2011 due substantially to decreases in purchased loans. Deposits increased slightly by $3.5 million, or 0.3%, to $1.14 billion as of March 31, 2012 compared to December 31, 2011. Securities sold under agreement to repurchase decreased $2.3 million, or 10.0%, to $20.8 million as of March 31, 2012 from $23.1 million as of December 31, 2011 primarily due to decreases in customer balances.

Total stockholders’ equity increased by $3.1 million, or 1.6%, to $205.7 million as of March 31, 2012 from $202.5 million at December 31, 2011 as a result of net income of $4.2 million and stock compensation and earned ESOP in the amount of $314,000 partially offset by a common stock cash dividend of $927,000, common stock repurchased of $114,000 and other comprehensive loss of $301,000. The Company’s capital position remains strong at 15.0% of total assets as of March 31, 2012, an increase from 14.8% at December 31, 2011.

Lending Activities

As indicated in the table below, total loans receivable (not including loans held for sale) decreased $13.7 million to $1.02 billion at March 31, 2012 from $1.04 billion at December 31, 2011. Total originated loans (not including loans held for sale) decreased $578,000, or 0.07%, to $837.3 million at March 31, 2012 from $837.9 million at December 31, 2011.

	At March 31, 2012	% of Total	At December 31, 2011	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$271,976	32.4%	$273,590	32.6%
Owner-occupied commercial real estate	176,637	21.1	166,881	19.9
Non-owner occupied commercial real estate	249,202	29.8	251,049	30.0

Total commercial business	697,815	83.3	691,520	82.5
One-to-four family residential mortgages	37,911	4.5	37,960	4.5
Real estate construction and land development:
One-to-four family residential	23,483	2.8	22,369	2.7
Multifamily residential and commercial properties	48,122	5.8	54,954	6.6

Total real estate construction and land development	71,605	8.6	77,323	9.3
Consumer	31,820	3.8	32,981	3.9

Gross originated loans receivable	839,151	100.2	839,784	100.2
Less: deferred loan fees	(1,805)	(0.2)	(1,860)	(0.2)

Total originated loans	837,346	100.0%	837,924	100.0%

Purchased covered loans	104,609		109,357
Purchased non-covered loans	79,727		88,114

Total loans receivable, net of deferred loan fees	$1,021,682		$1,035,395

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2012	At December 31, 2011
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$8,075	$8,266
One-to-four family residential	1,226	—
Real estate construction and land development	8,706	14,947
Consumer	191	125

Total nonaccrual originated loans (1)(2)	18,198	23,338

Other noncovered real estate owned	7,644	3,710

Total nonperforming originated assets	$25,842	$27,048

Restructured originated performing loans:
Commercial business	$13,417	$12,606
One-to-four family residential	429	835
Real estate construction and land development	760	364

Total restructured originated performing loans(3)	$14,606	$13,805
Accruing originated loans past due 90 days or more(4)	235	1,328
Potential problem originated loans(5)	31,274	29,742
Allowance for loan losses on originated loans	22,563	22,317
Nonperforming originated loans to total originated loans(6)	1.88%	2.57%
Allowance for loan losses to total originated loans	2.69%	2.66%
Allowance for loan losses to nonperforming originated loans(6)	143.11%	103.52%
Nonperforming originated assets to total originated assets(6)	1.95%	2.14%

(1)	$10.7 million and $11.7 million of nonaccrual originated loans were considered troubled debt restructurings at March 31, 2012 and December 31, 2011, respectively.
(2)	$2.4 million and $1.8 million of nonaccrual originated loans were guaranteed by government agencies at March 31, 2012 and December 31 2011, respectively.
(3)	$461,000 and $592,000 of restructured originated performing loans were guaranteed by government agencies at March 31, 2012 and December 31, 2011, respectively.
(4)	There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at March 31, 2012 and there were $6,000 of accruing originated loans past due 90 days or more guaranteed by government agencies at December 31, 2011.
(5)	$2.6 million and $2.8 million of potential problem originated loans were guaranteed by government agencies at March 31, 2012 and December 31, 2011, respectively.
(6)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets decreased to $25.8 million, or 1.88% of total originated assets, at March 31, 2012 from $27.0 million, or 2.57% of total originated assets, at December 31, 2011 due to a decrease in nonperforming originated loans which was partially offset by an increase in other real estate owned. During the three months ended March 31, 2012, there were $1.3 million in charge-offs of which $489,000 related to nonperforming commercial loans and $816,000 related to nonperforming construction loans. In addition, nonperforming loan balances totaling $4.3 million were transferred to other real estate owned during the three months ended March 31, 2012. Restructured originated performing loans as of March 31, 2012 and December 31, 2011 were $14.6 million and $13.8 million, respectively. Potential problem originated loans as of March 31, 2012 and December 31, 2011 were $31.3 million and $29.7 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses (“ALL”) to provide for estimated credit losses inherent in the loan portfolio. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.

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

We calculate an appropriate ALL for the non-classified and classified performing loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.

While we believe we use the best information available to determine the allowance for loan losses, results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance allocations based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our allowance for originated loan losses for the indicated periods:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Originated loans receivable outstanding at end of period	$837,346	$753,190
Average originated loans receivable during period	851,266	760,193
Allowance for loan losses at beginning of period	22,317	22,062
Provision for loan losses on originated loans	—	2,595
Charge-offs:
Commercial business	(489)	(1,227)
One-to-four family residential	—	(15)
Real estate construction and land development	(816)	(2,648)
Consumer	(29)	(104)

Total charge-offs	(1,334)	(3,994)

Recoveries:
Commercial business	1,439	713
Real estate construction and land development	125	—
Consumer	16	6

Total recoveries	1,580	719

Net recoveries (charge-offs)	246	(3,275)

Allowance for loan losses at end of period	$22,563	$21,382

Allowance for loan losses to total originated loans receivable	2.69%	2.84%
Ratio of net recoveries (charge-offs) during period to average originated loans receivable	0.03%	(0.43)%

The allowance for loan losses for originated loans at March 31, 2012 increased $246,000 to $22.6 million from $22.3 million at December 31, 2011. The increase was due to net recoveries received during the three months ended March 31, 2012. Nonperforming originated loans to total originated loans decreased to 1.88% at March 31, 2012 from 2.57% at December 31, 2011 and the allowance for loan losses to nonperforming originated loans was 143.11% at March 31, 2012 and 103.52% at December 31, 2011. Potential problem originated loans increased $1.5 million to $31.3 million at March 31, 2012 from $29.7 million at December 31, 2011. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2012.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities, and advances from the FHLB of Seattle. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. In addition to customer deposits, management may utilize the use of brokered deposits on an as-needed basis.

As indicated in the table below, total deposits increased slightly and were $1.1 billion at March 31, 2012 and December 31, 2011.

	March 31, 2012	% of Total	December 31, 2011	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$234,705	20.6%	$230,993	20.4%
NOW accounts	300,314	26.3	304,818	26.8
Money market accounts	173,903	15.3	166,913	14.7
Savings accounts	116,211	10.2	103,716	9.1

Total non-maturity deposits	825,133	72.4	806,440	71.0
Certificate of deposit accounts	314,404	27.6	329,604	29.0

Total deposits	$1,139,537	100.0%	$1,136,044	100.0%

Since December 31, 2011, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $18.7 million to $825.1 million and certificate of deposit accounts have decreased $15.2 million to $314.4 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 27.6% at March 31, 2012 from 29.0% at December 31, 2011.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Banks are utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2012, the Banks had securities sold under agreement to repurchase totaling $20.8 million, a decrease of $2.3 million from $23.1 million at December 31, 2011.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2012, cash and cash equivalents totaled $139.8 million, or 10.2% of total assets, and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $31.0 million, or 2.3% of total assets. At March 31, 2012, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $161.0 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for

$70.1 million. The Banks also maintain advance lines with Zions Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $42.8 million as of March 31, 2012. There were no borrowings outstanding other than repurchase agreements as of March 31, 2012.

Stockholders’ equity at March 31, 2012 was $205.7 million compared with $202.5 million at December 31, 2011. During the three months ended March 31, 2012, the Company realized net income of $4.2 million, recorded $(301,000) in other comprehensive income, recorded stock option compensation and earned ESOP and restricted stock shares totaling $314,000, paid common stock dividends of $927,000 and repurchased $114,000 of common stock.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Management believes the Company and Banks meet all capital adequacy requirement to which they are subject.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of March 31, 2012 and December 31, 2011, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of March 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$40,242	3.0%	$67,070	N/A	$189,804	14.1%
Tier 1 capital to risk-weighted assets	38,081	4.0	57,122	N/A	189,804	19.9
Total capital to risk-weighted assets	76,162	8.0	95,203	N/A	201,938	21.2
Heritage Bank
Tier 1 leverage capital to average assets	35,263	3.0	58,771	5.0	150,479	12.8
Tier 1 capital to risk-weighted assets	33,221	4.0	49,831	6.0	150,479	18.2
Total capital to risk-weighted assets	66,441	8.0	83,052	10.0	161,074	19.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,962	3.0	8,269	5.0	17,241	10.4
Tier 1 capital to risk-weighted assets	4,830	4.0	7,245	6.0	17,241	14.3
Total capital to risk-weighted assets	9,660	8.0	12,075	10.0	18,770	15.5
As of December 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,431	3.0%	$67,384	N/A	$186,253	13.8%
Tier 1 capital to risk-weighted assets	39,231	4.0	58,846	N/A	186,253	19.0
Total capital to risk-weighted assets	78,461	8.0	98,077	N/A	198,743	20.3
Heritage Bank
Tier 1 leverage capital to average assets	35,443	3.0	59,071	5.0	148,423	12.6
Tier 1 capital to risk-weighted assets	34,601	4.0	51,901	6.0	148,423	17.2
Total capital to risk-weighted assets	69,201	8.0	86,501	10.0	159,447	18.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,975	3.0	8,291	5.0	16,754	10.1
Tier 1 capital to risk-weighted assets	4,608	4.0	6,912	6.0	16,754	14.5
Total capital to risk-weighted assets	9,216	8.0	11,521	10.0	18,214	15.8

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On February 1, 2012, the Company’s Board of Directors declared a dividend of $0.06 per share payable on February 24, 2012 to shareholders of record on February 10, 2012. Additionally, on April 26, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on May 24, 2012, to shareholders of record on May 10, 2012.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year-ended at December 31, 2011.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. This marked the Company’s ninth stock repurchase plan. During the quarter ended March 31, 2012, the Company repurchased 9,000 shares at an average price of $12.67 per share under this plan. In total, the Company has repurchased 210,205 shares at an average price of $11.68 per share under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	—	$—	6,218,821	580,795
February 1, 2012 – February 29, 2012	—	$—	6,218,821	580,795
March 1, 2012 – March 31, 2012	9,000	$12.67	6,227,821	571,795

Total	9,000	$12.67	6,227,821	571,795

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

3.1	Articles of Incorporation(1)

3.2	Bylaws of the Company(2)

4.2	Warrant for purchase(3)

10.1	1998 Stock Option and Restricted Stock Award Plan(4)

10.2	1997 Stock Option and Restricted Stock Award Plan(5)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(6)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(7)

10.5	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007(8)

10.6	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010(8)

10.7	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(9)

10.8	Annual Incentive Compensation Plan(12)

10.9	2010 Omnibus Equity Plan(11)

14.0	Code of Ethics and Conduct Policy(10)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text(13)

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(6)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(8)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(10)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(12)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.
(13)	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: May 1, 2012	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer (Duly Authorized Officer)

/s/ DONALD J. HINSON
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002\

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text