Form 10-Q
period 2012-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2012-08-03
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 13, 2012 there were 15,144,079 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit and concentration risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules including changes from the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations that have been or will be promulgated thereunder; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to recruit and retain key members of our senior management team and staff; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired including the Cowlitz Bank and Pierce Commercial Bank transactions or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; risks relating to acquiring assets or entering markets in which we have not previously operated and may not be familiar; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2012 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash on hand and in banks	$31,245	$30,193
Interest earning deposits	52,011	93,566

Cash and cash equivalents	83,256	123,759
Investment securities available for sale	149,778	144,602
Investment securities held to maturity (fair value of $12,059 and $12,881)	11,190	12,093
Loans held for sale	1,174	1,828
Originated loans receivable	853,633	837,924
Less: Allowance for loan losses	(20,843)	(22,317)

Originated loans receivable, net	832,790	815,607
Purchased covered loans receivable, net of allowance for loan losses of ($3,973 and $3,963)	97,357	105,394
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,667 and $4,635)	72,273	83,479

Total loans receivable, net	1,002,420	1,004,480
FDIC indemnification asset	8,212	10,350
Other real estate owned ($563 and $774 covered by FDIC loss share, respectively)	8,634	4,484
Premises and equipment, net	23,166	22,975
Federal Home Loan Bank stock, at cost	5,594	5,594
Accrued interest receivable	4,683	5,117
Prepaid expenses and other assets	14,982	8,190
Deferred income taxes, net	10,739	10,988
Other intangible assets, net	1,299	1,513
Goodwill	13,012	13,012

Total assets	$1,338,139	$1,368,985

Liabilities and Stockholders’ Equity
Deposits	$1,113,346	$1,136,044
Securities sold under agreement to repurchase	13,656	23,091
Accrued expenses and other liabilities	11,002	7,330

Total liabilities	1,138,004	1,166,465
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 50,000,000 shares authorized; 15,143,189 and 15,456,297 shares outstanding at June 30, 2012 and December 31, 2011, respectively	121,955	126,622
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(50)	(94)
Retained earnings	76,434	74,256
Accumulated other comprehensive income, net	1,796	1,736

Total stockholders’ equity	200,135	202,520

Total liabilities and stockholders’ equity	$1,338,139	$1,368,985

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$16,465	$18,829	$33,483	$35,401
Taxable interest on investment securities	604	768	1,256	1,431
Nontaxable interest on investment securities	267	199	523	378
Interest on interest bearing deposits	53	61	116	141

Total interest income	17,389	19,857	35,378	37,351
INTEREST EXPENSE:
Deposits	1,163	1,682	2,440	3,557
Other borrowings	16	20	34	42

Total interest expense	1,179	1,702	2,474	3,599

Net interest income	16,210	18,155	32,904	33,752
Provision for loan losses on originated loans	200	1,995	200	4,590
Provision for loan losses on purchased loans	419	1,529	310	3,307

Net interest income after provision for loan losses	15,591	14,631	32,394	25,855
NON-INTEREST INCOME:
Gains on sales of loans, net	53	35	116	186
Service charges on deposits	1,345	1,278	2,650	2,516
Merchant Visa income, net	182	129	352	259
Change in FDIC indemnification asset	(19)	(1,712)	(195)	(912)
Other income	503	521	1,049	1,111

Total non-interest income	2,064	251	3,972	3,160
NON-INTEREST EXPENSE:
Impairment loss on investment securities	62	19	98	64
Less: Portion recorded as other comprehensive loss	(38)	—	(38)	(20)

Impairment loss on investment securities, net	24	19	60	44
Salaries and employee benefits	7,287	7,075	14,485	13,712
Occupancy and equipment	1,832	1,719	3,617	3,565
Data processing	668	636	1,259	1,458
Marketing	369	379	772	694
Professional services	628	413	1,182	1,047
State and local taxes	320	369	630	725
Federal deposit insurance premium	263	432	538	889
Other real estate owned, net	196	48	452	565
Other expense	1,283	1,483	2,473	2,957

Total non-interest expense	12,870	12,573	25,468	25,656

Income before income taxes	4,785	2,309	10,898	3,359
Income tax expense	1,591	624	3,534	909

Net income	$3,194	$1,685	$7,364	$2,450

Earnings per share:
Basic	$0.21	$0.11	$0.48	$0.16
Diluted	$0.21	$0.11	$0.48	$0.16
Dividends declared per common share:	$0.28	$0.03	$0.34	$0.03

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income	2012	2011	2012	2011
Net income	$3,194	$1,685	$7,364	$2,450
Change in fair value of securities available for sale, net of tax of $194, $178, $17 and $174	360	928	33	922
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $(7), $0 and $(8)	—	(13)	—	(14)
Other-than-temporary impairment on securities held to maturity, net of tax of $(13), $0, $(13) and $(7)	(25)	—	(25)	(13)
Accretion of other-than-temporary impairment in securities held to maturity, net of tax of $14, $15, $28 and $35	26	28	52	64

Other comprehensive income	$361	$943	$60	$959

Comprehensive income	$3,555	$2,628	$7,424	$3,409

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2012

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2011	15,456	$126,622	$(94)	$74,256	$1,736	$202,520
Restricted stock awards issued, net of forfeitures	73	—	—	—	—	—
Stock option compensation expense	—	60	—	—	—	60
Exercise of stock options (including tax benefits from nonqualified stock options)	1	11	—	—	—	11
Share based payment and earned ESOP	5	576	44	—	—	620
Tax associated with share based payment and unallocated ESOP	—	(44)	—	—	—	(44)
Common stock repurchased and retired	(392)	(5,270)	—	—	—	(5,270)
Net income	—	—	—	7,364	—	7,364
Other comprehensive income, net of tax	—	—	—	—	60	60
Cash dividends declared on common stock ($0.34 per share)	—	—	—	(5,186)	—	(5,186)

Balance at June 30, 2012	15,143	$121,955	$(50)	$76,434	$1,796	$200,135

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,364	$2,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,868	531
Change in net deferred loan fees	36	301
Provision for loan losses	510	7,897
Net change in accrued interest receivable, prepaid expenses and other assets and accrued expenses and other liabilities	(3,621)	(2,141)
Recognition of compensation related to ESOP shares and share based payment	620	485
Stock option compensation expense	60	95
Excess tax benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	44	147
Amortization of intangible assets	214	226
Deferred income taxes	217	332
Loss (gain) on investments	—	(23)
Impairment loss on investment securities	60	44
Origination of loans held for sale	(7,568)	(6,259)
Gains on sales of loans, net	(116)	(186)
Proceeds from sale of loans	8,338	6,536
Valuation adjustment on other real estate owned	483	595
Losses on sale of other real estate owned, net	2	53
Losses on sale of premises and equipment, net	2	1

Net cash provided by operating activities	8,513	11,084

Cash flows from investing activities:
Loans originated, net of principal payments	(4,012)	(11,377)
Maturities of investment securities available for sale	25,989	11,843
Maturities of investment securities held to maturity	1,037	976
Purchases of investment securities available for sale	(32,113)	(33,559)
Purchases of investment securities held to maturity	—	(271)
Purchases of premises and equipment	(1,215)	(1,587)
Proceeds from sales of other real estate owned	891	1,808
Proceeds from sales of investment securities available for sale	—	412

Net cash used in investing activities	(9,423)	(31,755)

Cash flows from financing activities:
Net decrease in deposits	(22,698)	(28,556)
Common stock cash dividends paid	(2,157)	(470)
Net decrease in securities sold under agreement to repurchase	(9,435)	(1,755)
Proceeds from exercise of stock options	11	—
Excess tax benefits realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(44)	(147)
Repurchase of common stock	(5,270)	—

Net cash used in financing activities	(39,593)	(30,928)

Net decrease in cash and cash equivalents	(40,503)	(51,599)

Cash and cash equivalents at beginning of period	123,759	168,991

Cash and cash equivalents at end of period	$83,256	$117,392

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,531	$3,692
Cash paid for income taxes	7,372	3,089
Loans transferred to other real estate owned	$5,526	$1,337

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2012 and 2011

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to fair value measurements, the allowance for loan losses, expected cash flows from, and indemnification asset related to, purchased loans, other real estate owned, other-than-temporary impairment of investment securities, goodwill and other intangible assets, stock-based compensation and income taxes are particularly subject to change.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

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

(d) Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting

Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements, however the additional disclosures are included in Note 10.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

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

NOTE 2. Loans Receivable

The Company originates loans under the normal course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and deferred loan origination fees and costs due to their insignificance. The Company has also acquired loans through FDIC-assisted transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Company refers to the purchased loans subject to the shared-loss agreements as “covered” loans, and those loans without a shared-loss agreement are referred to as “non-covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

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

A discussion of the risk characteristics of each portfolio segments is as follows:

Commercial Business: There are three significant classes of loans in the commercial portfolio segment, including commercial and industrial loans, owner-occupied commercial real estate, and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, they are discussed separately below.

Commercial and industrial. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may include a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate. The Company originates commercial real estate loans within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate involves more risk than other classes in that the lending typically involves higher loan principal amounts, and payments on loans secured by real estate properties are dependent on successful operation and management of the properties. Repayment of these loans may be more adversely affected by conditions in the real estate market or the economy.

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

Real Estate Construction and Land Development: The Company originates construction loans for one-to-four family residential and for five or more residential properties and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with a variable rate of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Originated loans receivable at June 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$278,194	$273,590
Owner-occupied commercial real estate	180,982	166,881
Non-owner occupied commercial real estate	257,263	251,049

Total commercial business	716,439	691,520
One-to-four family residential	37,752	37,960
Real estate construction and land development:
One-to-four family residential	24,132	22,369
Five or more family residential and commercial properties	46,457	54,954

Total real estate construction and land development	70,589	77,323
Consumer	30,749	32,981

Gross originated loans receivable	855,529	839,784
Net deferred loan fees	(1,896)	(1,860)

Total originated loans receivable	$853,633	$837,924

The recorded investment in purchased covered loans receivable at June 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$36,032	$38,607
Owner-occupied commercial real estate	36,286	38,067
Non-owner occupied commercial real estate	13,961	15,753

Total commercial business	86,279	92,427
One-to-four family residential	5,051	5,197
Real estate construction and land development:
One-to-four family residential	4,271	5,786
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	4,271	5,786
Consumer	5,729	5,947

Total purchased covered loans receivable	101,330	109,357
Allowance for loan losses	(3,973)	(3,963)

Purchased covered loans receivable, net	$97,357	$105,394

The June 30, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $70.7 million and $78.7 million, respectively. The gross recorded investment balance of purchased other covered loans was $30.7 million at June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $4.3 million and $3.8 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition, referred to as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $13.7 million and $13.5 million as of June 30, 2012 and December 31, 2011, respectively.

The recorded investment in purchased non-covered loans receivable at June 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$29,802	$35,607
Owner-occupied commercial real estate	16,984	17,052
Non-owner occupied commercial real estate	12,678	12,833

Total commercial business	59,464	65,492
One-to-four family residential	3,084	2,743
Real estate construction and land development:
One-to-four family residential	1,030	1,381
Five or more family residential and commercial properties	1,329	1,078

Total real estate construction and land development	2,359	2,459
Consumer	12,033	17,420

Total purchased non-covered loans receivable	76,940	88,114
Allowance for loan losses	(4,667)	(4,635)

Purchased non-covered loans receivable, net	$72,273	$83,479

The June 30, 2012 and December 31, 2011 gross recorded investment balance of impaired purchased non-covered loans accounted for under FASB ASC 310-30 was $48.0 million and $56.1 million, respectively. The recorded investment balance of other purchased non-covered loans was $29.0 million and $32.0 million at June 30, 2012 and December 31, 2011, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of June 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Grade 6: This grade is for “Other Assets Especially Mentioned” loans (“OAEM”) in accordance with regulatory guidelines, and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

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

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade are believed to have some inherent losses in the portfolios, but to a lesser extent than the other loan grades. These pass graded loans might have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off.

The following tables present the balance of the originated loans receivable by credit quality indicator as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$253,643	$2,623	$20,378	$1,550	$278,194
Owner-occupied commercial real estate	176,542	1,775	2,665	—	180,982
Non-owner occupied commercial real estate	244,885	4,094	7,915	369	257,263

Total commercial business	675,070	8,492	30,958	1,919	716,439
One-to-four family residential	35,977	427	944	404	37,752
Real estate construction and land development:
One-to-four family residential	13,126	2,694	8,312	—	24,132
Five or more family residential and commercial properties	41,815	—	4,642	—	46,457

Total real estate construction and land development	54,941	2,694	12,954	—	70,589
Consumer	30,465	100	182	2	30,749

Gross originated loans	$796,453	$11,713	$45,038	$2,325	$855,529

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$247,503	$2,770	$22,887	$430	$273,590
Owner-occupied commercial real estate	162,536	1,225	3,120	—	166,881
Non-owner occupied commercial real estate	240,096	2,063	8,890	—	251,049

Total commercial business	650,135	6,058	34,897	430	691,520
One-to-four family residential	36,997	431	532	—	37,960
Real estate construction and land development:
One-to-four family residential	10,725	2,828	8,816	—	22,369
Five or more family residential and commercial properties	42,541	—	12,413	—	54,954

Total real estate construction and land development	53,266	2,828	21,229	—	77,323
Consumer	32,629	—	346	6	32,981

Gross originated loans	$773,027	$9,317	$57,004	$436	$839,784

The tables above include impaired loan balances. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of June 30, 2012 and December 31, 2011 were $28.3 million and $29.7 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $3.2 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the purchased other covered and non-covered loans receivable by credit quality indicator as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$13,643	$87	$705	$—	$14,435
Owner-occupied commercial real estate	26,892	2,442	341	—	29,675
Non-owner occupied commercial real estate	4,536	491	979	—	6,006

Total commercial business	45,071	3,020	2,025	—	50,116
One-to-four family residential	1,396	—	—	—	1,396
Real estate construction and land development:
One-to-four family residential	48	—	—	—	48
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	48	—	—	—	48
Consumer	7,476	—	170	417	8,063

Gross purchased other loans	$53,991	$3,020	$2,195	$417	$59,623

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,781	$125	$780	$—	$12,686
Owner-occupied commercial real estate	29,791	—	587	—	30,378
Non-owner occupied commercial real estate	4,427	1,046	441	—	5,914

Total commercial business	45,999	1,171	1,808	—	48,978
One-to-four family residential	1,529	—	42	—	1,571
Real estate construction and land development:
One-to-four family residential	50	—	—	—	50
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	50	—	—	—	50
Consumer	11,435	—	674	—	12,109

Gross purchased other loans	$59,013	$1,171	$2,524	$—	$62,708

(d) Nonaccrual loans

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012(1)	December 31, 2011(1)
	(In thousands)
Commercial business:
Commercial and industrial	$6,491	$6,946
Owner-occupied commercial real estate	647	399
Non-owner occupied commercial real estate	369	921

Total commercial business	7,507	8,266
One-to-four family residential	753	—
Real estate construction and land development:
One-to-four family residential	3,647	5,150
Five or more family residential and commercial properties	4,642	9,797

Total real estate construction and land development	8,289	14,947
Consumer	148	125

Gross originated nonaccrual loans	$16,697	$23,338

(1)	$2.3 million and $1.8 million of nonaccrual originated loans were guaranteed by governmental agencies at June 30, 2012 and December 31, 2011, respectively.

The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$263	$—
Owner-occupied commercial real estate	144	—
Non-owner occupied commercial real estate	437	—

Total commercial business	844	—
Consumer	424	497

Gross purchased other nonaccrual loans	$1,268	$497

(e) Aged loans

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,290	$4,041	$7,331	$270,863	$278,194	$—
Owner-occupied commercial real estate	545	719	1,264	179,718	180,982	560
Non-owner occupied commercial real estate	551	369	920	256,343	257,263	—

Total commercial business	4,386	5,129	9,515	706,924	716,439	560
One-to-four family residential	305	721	1,026	36,726	37,752	—
Real estate construction and land development:
One-to-four family residential	1,305	3,647	4,952	19,180	24,132	—
Five or more family residential and commercial properties	2,594	4,289	6,883	39,574	46,457	—

Total real estate construction and land development	3,899	7,936	11,835	58,754	70,589	—
Consumer	122	54	176	30,573	30,749	4

Gross originated loans	$8,712	$13,840	$22,552	$832,977	$855,529	$564

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,716	$4,769	$8,485	$265,105	$273,590	$921
Owner-occupied commercial real estate	1,903	398	2,301	164,580	166,881	—
Non-owner occupied commercial real estate	369	—	369	250,680	251,049	—

Total commercial business	5,988	5,167	11,155	680,365	691,520	921
One-to-four family residential	1,251	404	1,655	36,305	37,960	404
Real estate construction and land development:
One-to-four family residential	582	5,150	5,732	16,637	22,369	—
Five or more family residential and commercial properties	369	9,428	9,797	45,157	54,954	—

Total real estate construction and land development	951	14,578	15,529	61,794	77,323	—
Consumer	465	60	525	32,456	32,981	3

Gross originated loans	$8,655	$20,209	$28,864	$810,920	$839,784	$1,328

The balances of purchased other past due loans, segregated by segments and classes of loans, as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$262	$262	$14,173	$14,435	$—
Owner-occupied commercial real estate	980	63	1,043	28,632	29,675	62
Non-owner occupied commercial real estate	120	437	557	5,449	6,006	—

Total commercial business	1,100	762	1,862	48,254	50,116	62
One-to-four family residential	—	—	—	1,396	1,396	—
Real estate construction and land development:
One-to-four family residential	—	—	—	48	48	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	48	48	—
Consumer	370	417	787	7,276	8,063	—

Gross purchased other loans	$1,470	$1,179	$2,649	$56,974	$59,623	$62

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$243	$15	$258	$12,428	$12,686	$15
Owner-occupied commercial real estate	151	—	151	30,227	30,378	—
Non-owner occupied commercial real estate	441	—	441	5,473	5,914	—

Total commercial business	835	15	850	48,128	48,978	15
One-to-four family residential	42	—	42	1,529	1,571	—
Real estate construction and land development:
One-to-four family residential	—	—	—	50	50	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	50	50	—
Consumer	757	490	1,247	10,862	12,109	—

Gross purchased other loans	$1,634	$505	$2,139	$60,569	$62,708	$15

(f) Impaired loans

Impaired originated loans (including restructured loans) at June 30, 2012 and December 31, 2011 are set forth in the following tables.

	June 30, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$9,168	$3,010	$12,178	$13,308	$1,288
Owner-occupied commercial real estate	476	570	1,046	1,565	245
Non-owner occupied commercial real estate	2,964	4,277	7,241	7,241	727

Total commercial business	12,608	7,857	20,465	22,114	2,260
One-to-four family residential	—	1,179	1,179	1,881	183
Real estate construction and land development:
One-to-four family residential	1,098	3,309	4,407	5,580	910
Five or more family residential and commercial properties	—	4,642	4,642	4,706	1,009

Total real estate construction and land development	1,098	7,951	9,049	10,286	1,919
Consumer	49	100	149	572	100

Gross impaired originated loans	$13,755	$17,087	$30,842	$34,853	$4,462

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$4,532	$6,139	$10,671	$10,586	$1,488
Owner-occupied commercial real estate	603	1,368	1,971	2,271	107
Non-owner occupied commercial real estate	3,915	4,314	8,229	9,980	764

Total commercial business	9,050	11,821	20,871	22,837	2,359
One-to-four family residential	—	835	835	1,046	187
Real estate construction and land development:
One-to-four family residential	748	4,765	5,513	6,813	1,436
Five or more family residential and commercial properties	963	8,835	9,798	14,219	530

Total real estate construction and land development	1,711	13,600	15,311	21,032	1,966
Consumer	120	6	126	159	6

Gross impaired originated loans	$10,881	$26,262	$37,143	$45,074	$4,518

The Company had governmental guarantees of $2.8 million and $1.8 million related to the impaired originated loan balances at June 30, 2012 and December 31, 2011, respectively.

The average recorded investment of impaired originated loans (including restructured loans) for the three and six months ended June 30, 2012 and June 30, 2011 are set forth in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$12,044	$9,361	$11,226	$9,605
Owner-occupied commercial real estate	1,780	1,052	1,706	426
Non-owner occupied commercial real estate	7,406	1,847	7,736	1,872

Total commercial business	21,230	12,260	20,668	11,903
One-to-four family residential	1,165	—	1,007	—
Real estate construction and land development:
One-to-four family residential	4,606	6,570	4,960	8,564
Five or more family residential and commercial properties	4,652	10,202	7,220	7,561

Total real estate construction and land development	9,258	16,772	12,180	16,125
Consumer	189	52	137	—

Gross impaired originated loans	$31,842	$29,084	$33,992	$28,028

Impaired purchased other loans (including restructured loans) at June 30, 2012 and December 31, 2011 are set forth in the following tables.

	June 30, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$18	$—	$18	$18	$—
Owner-occupied commercial real estate	—	—	—	—	—
Non-owner occupied commercial real estate	—	542	542	528	23

Total commercial business	18	542	560	546	23
Consumer	—	7	7	9	3

Gross impaired purchased other loans	$18	$549	$567	$555	$26

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Consumer	$—	$9	$9	$9	$5

Gross impaired purchased other loans	$—	$9	$9	$9	$5

The average recorded investment of impaired purchased other loans (including restructured loans) for the three and six months ended June 30, 2012 and June 30, 2011 are set forth in the following tables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$19	$—	$9	$—
Owner-occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	289	—	289	—

Total commercial business	308	—	298	—
Consumer	7	—	7	—

Gross impaired purchased other loans	$315	$—	$305	$—

For the three and six months ended June 30, 2012 and June 30, 2011 no interest income was recognized subsequent to a loan’s classification as impaired.

(g) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under ASC 310-10-35, whether on accrual or nonaccrual status. At June 30, 2012 and December 31, 2011, the balance of originated accruing TDRs was $14.1 million and $13.8 million, respectively. The related allowance for loan losses on the originated accruing TDRs was $1.2 million and $1.4 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, originated non-accruing TDRs were $10.3 million and had a related allowance for loan losses of $2.1 million. At December 31, 2011, originated non-accruing TDRs of $11.7 million had a related allowance for loan losses of $1.8 million. At June 30, 2012 and December 31, 2011, the balance of purchased other TDRs was $567,000 and $9,000, respectively. The related allowance for loan losses on the purchased other TDRs was $26,000 and $5,000 as of June 30, 2012 and December 31, 2011, respectively.

Originated TDRs that were modified during the three and six months ended June 30, 2012 and June 30, 2011 are set forth in the following tables:

	Three Months Ended June 30,
	2012		2011
	(Dollars in thousands)
	Number of Contracts	Outstanding Principal Balance (1)	Number of Contracts	Outstanding Principal Balance (1)
Commercial business:
Commercial and industrial	9	$1,248	6	$3,180
Owner-occupied commercial real estate	—	$—	1	$1,380

Total commercial business	9	1,248	7	4,560
One-to-four family residential	—	—	2	841
Real estate construction and land development:
Five or more family residential and commercial properties	—	—	2	4,813

Total real estate construction and land development	—	—	2	4,813

Total originated TDRs	9	$1,248	11	$10,214

	Six Months Ended June 30,
	2012		2011
	(Dollars in thousands)
	Number of Contracts (2)	Outstanding Principal Balance (1)(2)	Number of Contracts (2)	Outstanding Principal Balance (1)(2)
Commercial business:
Commercial and industrial	13	$1,864	11	$4,110
Owner-occupied commercial real estate	1	198	2	1,585
Non-owner occupied commercial real estate	—	—	1	669

Total commercial business	14	2,062	14	6,364
One-to-four family residential	—	—	2	841
Real estate construction and land development:
One-to-four family residential	2	397	2	364
Five or more family residential and commercial properties	—	—	2	4,813

Total real estate construction and land development	2	397	4	5,177

Total originated TDRs	16	$2,459	20	$12,382

(1)	Includes subsequent payments after modifications and reflects the balance as of June 30, 2012 and June 30, 2011, respectively. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.
(2)	Number of contracts and outstanding principal balance represents loans which have balances as of June 30, 2012 and June 30, 2011 as certain loans may have been paid-down or charged-off during the three months ended June 30, 2012 and June 30, 2011.

Purchased other TDRs that were modified during the three and six months ended June 30, 2012 are set forth in the following table:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Outstanding Principal Balance (1)	Number of Contracts	Outstanding Principal Balance (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	1	$18
Non-owner occupied commercial real estate	1	542	1	542

Total commercial business	1	542	2	560

Total purchased other TDRs	1	$542	2	$560

(1)	Includes subsequent payments after modifications and reflects the balance as of June 30, 2012 and June 30, 2011, respectively. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.

There were no purchased other TDRs modified during the three or six months ended June 30, 2011.

The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Banks.

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

The balance of TDRs that had been modified within the previous twelve months ended June 30, 2012 that subsequently defaulted during the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$411	6	$1,161

Total commercial business	3	411	6	1,161

Real estate construction and land development:
One-to-four family residential	1	222	1	122

Total real estate construction and land development	1	222	1	122

Total originated TDRs	4	$633	7	$1,283

There were no TDRs that had been modified within the previous twelve months ended June 30, 2011 that subsequently defaulted within the three and six months ended June 30, 2011. There were also no purchased other TDRs that had been modified within the twelve months ended June 20, 2012 and June 30, 2011 that subsequently defaulted during the three and six months ended June 20, 2012 and June 30, 2011.

Of the restructured loans that defaulted during the three months ended June 30, 2012 in the table above, the defaults of the three commercial and industrial loans were the results of granting additional extensions on the credits after they had been classified as TDRs. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date we expect the cash flow. The Banks have considered these subsequent defaults in our allowance for loan loss calculations. At June 30, 2012, the allowance for loan losses related to the defaulted loans was $82,000.

(h) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding principal balance at June 30, 2012 and December 31, 2011 of the purchased impaired loans:

	Cowlitz Bank
	June 30, 2012	December 31, 2011
	(In thousands)
Purchased covered loans:
Commercial business:
Commercial and industrial	$32,512	$36,267
Owner-occupied commercial real estate	18,282	19,601
Non-owner occupied commercial real estate	13,316	16,212

Total commercial business	64,110	72,080
One-to-four family residential	4,317	4,371
Real estate construction and land development:
One-to-four family residential	6,175	8,524
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	6,175	8,524
Consumer	3,607	3,917

Gross purchased impaired covered loans	78,209	88,892

	Cowlitz Bank
	June 30, 2012	December 31, 2011
	(In thousands)
Purchased non-covered loans:
Consumer	340	435

Total purchased impaired loans	$78,549	$89,327

The total balance of subsequent advances on the purchased impaired covered loans was $10.3 million as of June 30, 2012 and $10.5 million as of December 31, 2011. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. As of June 30, 2012 and December 31, 2011, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC loss-sharing agreements was $1.8 million and $2.0 million, respectively. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	June 30, 2012	December 31, 2011
	(In thousands)
Purchased non-covered loans:
Commercial business:
Commercial and industrial	$26,081	$34,352
Owner-occupied commercial real estate	6,938	7,043
Non-owner occupied commercial real estate	8,506	8,624

Total commercial business	41,525	50,019
One-to-four family residential	3,397	3,506
Real estate construction and land development:
One-to-four family residential	5,044	7,244
Five or more family residential and commercial properties	1,850	3,797

Total real estate construction and land development	6,894	11,041
Consumer	4,949	6,205

Gross purchased impaired non-covered loans	$56,765	$70,771

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

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank purchased impaired loans for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$17,824	$12,548	$19,912	$14,638
Accretion	(1,743)	(1,585)	(3,659)	(3,156)
Disposals and other	(147)	(225)	(386)	(744)
Change in accretable yield	630	1,077	697	1,077

Balance at the end of period	$16,564	$11,815	$16,564	$11,815

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$25,485	$10,251	$20,082	$10,943
Accretion	(3,370)	(1,731)	(5,438)	(2,856)
Disposals and other	(462)	1,219	1,056	1,652
Change in accretable yield	569	6,536	6,522	6,536

Balance at the end of period	$22,222	$16,275	$22,222	$16,275

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for probable incurred losses from known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$22,563	$21,382	$22,317	$22,062
Loans charged off	(1,961)	(1,552)	(3,295)	(5,546)
Recoveries of loans charged off	41	186	1,621	905
Provision charged to operations	200	1,995	200	4,590

Balance at the end of period	$20,843	$22,011	$20,843	$22,011

A summary of the changes in the purchased loans’ allowance for loan losses for the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$8,232	$1,778	$8,598	$—
Loans charged off	(11)	—	(268)	—
Provision charged to operations	419	1,529	310	3,307

Balance at the end of period	$8,640	$3,307	$8,640	$3,307

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and six months ended June 30, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended June 30, 2012:
March 31, 2012	$11,695	$3,668	$4,424	$857	$4,039	$3,677	$1,460	$975	$30,795
Charge-offs	(411)	(1,000)	(292)	(76)	(104)	—	(89)	—	(1,972)
Recoveries	29	8	—	—	—	—	4	—	41
Provisions	(580)	817	300	367	(115)	(325)	202	(47)	619

June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483

Allowance for loan losses for the six months ended June 30, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(900)	(1,000)	(292)	(118)	(475)	(445)	(333)	—	(3,563)
Recoveries	1,457	8	11	—	125	—	20	—	1,621
Provisions	(1,629)	1,506	319	472	(653)	(3)	480	18	510

June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483

Allowance for loan losses as of June 30, 2012 allocated to:
Originated loans individually evaluated for impairment	$1,288	$245	$727	$183	$910	$1,009	$100	$—	$4,462
Originated loans collectively evaluated for impairment	5,778	1,844	2,406	558	2,013	2,236	618	928	16,381
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	3	—	3
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	9	—	147
Purchased other non-covered loans individually evaluated for impairment	—	—	23	—	—	—	—	—	23
Purchased other non-covered loans collectively evaluated for impairment	85	52	11	16	—	—	63	—	227
Purchased impaired covered loans collectively evaluated for impairment	1,148	933	889	146	581	—	126	—	3,823
Purchased impaired non-covered loans collectively evaluated for impairment	2,386	350	376	224	316	107	658	—	4,417

June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$12,178	$1,046	$7,241	$1,179	$4,407	$4,642	$149	$30,842
Originated loans collectively evaluated for impairment	266,016	179,936	250,022	36,573	19,725	41,815	30,600	824,687
Purchased other covered loans individually evaluated for impairment	18	—	—	—	—	—	7	25
Purchased other covered loans collectively evaluated for impairment	7,669	18,895	547	1,335	48	—	2,139	30,633
Purchased other non-covered loans individually evaluated for impairment	—	—	542	—	—	—	—	542
Purchased other non-covered loans collectively evaluated for impairment	6,748	10,780	4,917	61	—	—	5,917	28,423
Purchased impaired covered loans collectively evaluated for impairment	28,345	17,391	13,414	3,716	4,223	—	3,583	70,672
Purchased impaired non-covered loans collectively evaluated for impairment	23,054	6,204	7,219	3,023	1,030	1,329	6,116	47,975

Total gross loans receivable as of June 30, 2012	$344,028	$234,252	$283,902	$45,887	$29,433	$47,786	$48,511	$1,033,799

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and six months ended June 30, 2011 and as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended June 30, 2011:
March 31, 2011	$10,585	$2,410	$2,796	$407	$3,726	$1,817	$777	$642	$23,160
Charge-offs	(1,237)	—	—	—	(147)	(153)	(15)	—	(1,552)
Recoveries	77	—	—	—	—	103	6	—	186
Provisions	1,612	283	518	140	686	(71)	330	26	3,524

June 30, 2011	$11,037	$2,693	$3,314	$547	$4,265	$1,696	$1,098	$668	$25,318

Allowance for loan losses for the six months ended June 30, 2011:
December 31, 2010	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,465)	—	—	(15)	(2,053)	(895)	(118)	—	(5,546)
Recoveries	765	—	25	—	—	103	12	—	905
Provisions	2,250	1,019	1,100	62	1,997	1,374	358	(263)	7,897

June 30, 2011	$11,037	$2,693	$3,314	$547	$4,265	$1,696	$1,098	$668	$25,318

Allowance for loan losses as of December 31, 2011 allocated to:
Originated loans individually evaluated for impairment	$1,488	$107	$764	$187	$1,436	$530	$6	$—	$4,518
Originated loans collectively evaluated for impairment	6,519	1,690	2,320	229	2,427	3,163	541	910	17,799
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	32	—	170
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	11	—	—	43	—	225
Purchased impaired covered loans collectively evaluated for impairment	1,282	712	900	123	645	—	126	—	3,788
Purchased impaired non-covered loans collectively evaluated for impairment	2,383	349	376	223	315	107	657	—	4,410

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,671	$1,971	$8,229	$835	$5,513	$9,798	$126	$37,143
Originated loans collectively evaluated for impairment	262,919	164,910	242,820	37,125	16,856	45,156	32,855	802,641
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	9	9
Purchased other covered loans collectively evaluated for impairment	7,317	19,567	320	1,467	50	—	1,947	30,668
Purchased other non-covered loans collectively evaluated for impairment	5,369	10,811	5,594	104	—	—	10,153	32,031
Purchased impaired covered loans collectively evaluated for impairment	31,290	18,500	15,433	3,730	5,736	—	3,991	78,680
Purchased impaired non-covered loans collectively evaluated for impairment	30,238	6,241	7,239	2,639	1,381	1,078	7,267	56,083

Total gross loans receivable as of December 31, 2011	$347,804	$222,000	$279,635	$45,900	$29,536	$56,032	$56,348	$1,037,255

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$8,921	$16,869	$10,350	$16,071
Cash payments received or receivable from the FDIC	(692)	(672)	(1,920)	(674)
FDIC share of additional estimated losses	450	89	766	1,310
Net amortization	(467)	(1,801)	(984)	(2,222)

Balance at the end of period	$8,212	$14,485	$8,212	$14,485

NOTE 5. Stockholders’ Equity

(a) Earnings Per Share

The following table illustrates the reconciliation of weighted average shares used for earnings per share computations for the noted periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income:
Net income	$3,194	$1,685	$7,364	$2,450
Less: Dividends and undistributed earnings allocated to participating securities	(40)	(19)	(91)	(27)

Net income allocated to common shareholders	$3,154	$1,666	$7,273	$2,423

Basic:
Weighted average common shares outstanding	15,292,477	15,648,496	15,378,994	15,624,412
Less: Restricted stock awards	(168,326)	(185,236)	(169,573)	(168,686)

Total basic weighted average common shares outstanding	15,124,151	15,463,260	15,209,421	15,455,726

Diluted:
Basic weighted average common shares outstanding	15,124,151	15,463,260	15,209,421	15,455,726
Incremental shares from stock options, restricted stock awards and common stock warrant	73,274	69,765	85,604	71,498

Total diluted weighted average common shares outstanding	15,197,425	15,533,025	15,295,025	15,527,224

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2012 anti-dilutive shares outstanding related to options to acquire common stock totaled 239,321 and 272,491, respectively, as the assumed proceeds from exercise costs, excess tax benefits and future compensation was in excess of the market value. For the three and six months ended June 30, 2011 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 483,927 and 522,620, respectively, as the assumed proceeds from exercise cost, excess tax benefits and future compensation was in excess of the market value.

(b) Dividends

Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On February 1, 2012, the Company’s Board of Directors declared a dividend of $0.06 per share payable on February 24, 2012 to shareholders of record on February 10, 2012. On April 26, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on May 24, 2012, to shareholders of record on May 10, 2012. On June 26, 2012, the Company’s Board of Directors declared a special dividend of $0.20 per share payable on July 24, 2012, to shareholders of record on July 10, 2012. Additionally, on July 25, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on August 24, 2012, to shareholders of record on August 10, 2012.

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

NOTE 6. Stock-Based Compensation

(a) Stock Options

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes-Merton option pricing model. There were no options granted during the six months ended June 30, 2012 and June 30, 2011.

For the three and six months ended June 30, 2012, the Company recognized compensation expense related to stock options of $18,000 and $60,000, respectively, and a related tax benefit of $0 and $1,000, respectively. For the three and six months ended June 30, 2011 the Company recognized compensation expense related to stock options of $43,000 and $95,000, respectively, and a related tax benefit of $1,000 and $4,000 respectively. As of June 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $140,000 and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.

The following table summarizes stock option activity for the six months ended June 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	$—
Exercised	(1,000)	$11.35
Forfeited or expired	(99,057)	$21.63

Outstanding at June 30, 2012	317,066	$17.32	3.8 years	$292

Vested and expected to vest at June 30, 2012	316,549	$17.33	3.8 years	$292

Exercisable at June 30, 2012	272,090	$17.74	3.2 years	$292

The following table summarizes stock option activity for the six months ended June 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	$—
Exercised	(50)	$11.35
Forfeited or expired	(107,403)	$20.19

Outstanding at June 30, 2011	443,071	$18.34	3.9 years	$156

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Vested and expected to vest at June 30, 2011	438,418	$18.38	3.8 years	$155

Exercisable at June 30, 2011	334,314	$19.84	2.7 years	$104

(b) Restricted Stock Awards

For the three and six months ended June 30, 2012 the Company recognized compensation expense related to restricted stock awards of $362,000 and $557,000, respectively, and a related tax benefit of $127,000 and $195,000, respectively. For the three and six months ended June 30, 2011 the Company recognized compensation expense related to restricted stock awards of $232,000 and $420,000, respectively, and a related tax benefit of $81,000 and $147,000, respectively. As of June 30, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.

The following table summarizes restricted stock award activity for the six months ended June 30, 2012.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	76,420	$14.01
Vested	(45,688)	$17.90
Forfeited	(3,496)	$15.32

Nonvested at June 30, 2012	192,116	$15.02

The vesting date fair value of restricted stock awards vested during the six months ended June 30, 2012 was $632,000.

The following table summarizes restricted stock award activity for the six months ended June 30, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	118,304	$18.28
Granted	78,403	$14.85
Vested	(22,149)	$21.84
Forfeited	(1,740)	$16.64

Nonvested at June 30, 2011	172,818	$16.28

The vesting date fair value of restricted stock awards vested during the six months ended June 30, 2011 was $310,000.

NOTE 7. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$25,541	$106	$—	$25,647
Municipal securities	35,627	1,676	(7)	37,296
Corporate securities	1,999	17	—	2,016
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	83,322	1,695	(198)	84,819

Total	$146,489	$3,494	$(205)	$149,778

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$31,069	$238	$—	$31,307
Municipal securities	31,847	1,578	(2)	33,423
Corporate securities	8,016	81	—	8,097
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	70,431	1,541	(197)	71,775

Total	$141,363	$3,438	$(199)	$144,602

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,771	$303	$—	$2,074
Municipal securities	3,356	222	—	3,578
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,865	317	—	5,182
Private residential collateralized mortgage obligations	1,198	108	(81)	1,225

Total	$11,190	$950	$(81)	$12,059

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$1,799	$280	$—	$2,079
Municipal securities	3,566	237	—	3,803
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	5,412	331	—	5,743
Private residential collateralized mortgage obligations	1,316	102	(162)	1,256

Total	$12,093	$950	$(162)	$12,881

Available for sale investments with unrealized losses as of June 30, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$1,438	$7	$—	$—	$1,438	$7
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	23,880	194	40	4	23,920	198

Total temporarily impaired securities	$25,318	$201	$40	$4	$25,358	$205

Held to maturity investments with unrealized losses as of June 30, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$45	$2	$428	$79	$473	$81

Total temporarily impaired securities	$45	$2	$428	$79	$473	$81

Available for sale investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$652	$2	$—	$—	$652	$2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	17,211	188	36	9	17,247	197
Private residential collateralized mortgage obligations

Total temporarily impaired securities	$17,863	$190	$36	$9	$17,899	$199

Held to maturity investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$134	$14	$533	$148	$667	$162

Total temporarily impaired securities	$134	$14	$533	$148	$667	$162

The Company has evaluated these securities and has determined that, other than the six securities discussed below, the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for mortgage-related products. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value.

The amortized cost and fair value of securities at June 30, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$27,260	$27,397
Due after one year through three years	1,855	1,888
Due after three years through five years	2,768	2,883
Due after five through ten years	35,866	37,326
Due after ten years	78,740	80,284

Totals	$146,489	$149,778

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$402	$407
Due after one year through three years	683	724
Due after three years through five years	916	979
Due after five years through ten years	2,681	3,079
Due after ten years	6,508	6,870

Totals	$11,190	$12,059

For the private residential collateralized mortgage obligations we estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the six months ended June 30, 2012, six private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired. The Company recorded $38,000 in impairments on private residential collateralized mortgage obligations not related to credit losses through other comprehensive income rather than earnings. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.00% and 7.75%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments on held to maturity securities during the six months ended June 30, 2012:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other- Than- Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Additions:
Initial impairments	—	—	—
Subsequent impairments	98	38	60

June 30, 2012	$2,533	$1,138	$1,395

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of June 30, 2012 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge(1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$860	$236	$219	$(17)	$47	$6	$654	1%	—	—	2%	97%
Prime	1,667	962	1,006	44	40	54	741	—	8%	5%	3%	84%

Totals	$2,527	$1,198	$1,225	$27	$87	$60	$1,395	—	7%	4%	3%	86%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level three valuation assumptions were used to determine the fair value of the held to maturity securities in the Fund.

NOTE 8. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At June 30, 2012 and December 31, 2011, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. At June 30, 2012 and December 31, 2011, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.6 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the six months ended June 30, 2012 or June 30, 2011, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 9. Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s financial statements.

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

During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period. The Update was effective for year ends beginning after December 15, 2011 but early adoption was permitted. The Company adopted the Update for the quarter ended December 31, 2011.

Based on the results of the annual impairment test it was determined that no goodwill impairment charges were required for the year ended December 31, 2011. The Company’s next annual impairment test will be conducted during the quarter ending December 31, 2012. For the quarter ended June 30, 2012, the Company determined no triggering events had occurred and, therefore, did not conduct an interim impairment test of goodwill. Even though there was no goodwill impairment at June 30, 2012, declines in the value of the Company’s stock price or additional adverse changes in the operating environment of the financial services industry may result in a future impairment charge.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2012.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$25,647	$—	$25,647	$—
Municipal securities	37,296	—	37,296	—
Corporate securities	2,016	—	2,016	—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	84,819	—	84,819	—

Total	$149,778	$—	$149,778	$—

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012.

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$31,307	$—	$31,307	$—
Municipal securities	33,423	—	33,423	—
Corporate securities	8,097	—	8,097	—
Mortgage backed securities and collateralized mortgage obligations—residential
U.S Government-sponsored agencies	71,775	—	71,775	—

Total	$144,602	$—	$144,602	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 and the year ended December 31, 2011 that were still held in the balance sheet at the end of such periods, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	Fair Value at June 30, 2012				Six Months Ended June 30, 2012
	Total	Level 1	Level 2	Level 3	Total Losses, net
	(In thousands)
Impaired originated loans:
Commercial business	$5,597	$—	$—	$5,597	$711
One-to-four family residential	996	—	—	996	167
Real estate construction and land development	6,032	—	—	6,032	510

Total impaired originated loans(1)	12,625	—	—	12,625	1,388
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	102	—	102	—	98
Other real estate owned(3)	1,775	—	—	1,775	324

Total	$14,502	$—	$102	$14,400	$1,810

(1)	Impaired originated loans (including restructured originated performing loans) that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $17.1 million, with a valuation allowance of $4.5 million at June 30, 2012, resulting in an additional provision for loan loss of $1.5 million for the six months ended June 30, 2012.
(2)	Investment securities held to maturity with a carrying amount of $52,000 were written down to their fair value of $16,000 resulting in an impairment charge of $36,000 to non-interest expense for the three months ended March 31, 2012. Investment securities held to maturity with a carrying amount of $157,000 were written down to their fair value of $95,000 resulting in impairment charges of $24,000 to non-interest expense and $38,000 to other comprehensive income for the three months ended June 30, 2012.

(3)	Other real estate owned measured at fair value less costs to sell, had a carrying amount of $2.3 million, with a valuation allowance of $479,000, of which $55,000 was covered, resulting in an additional charge off of $324,000 for the six months ended June 30, 2012.

	Fair Value at December 31, 2011				Year Ended December 31, 2011
	Total	Level 1	Level 2	Level 3	Total Losses, net
	(In thousands)
Impaired originated loans:
Commercial business	$9,397	$—	$—	$9,397	$1,551
One-to-four family residential	648	—	—	648	187
Real estate construction and land development	11,697	—	—	11,697	626

Total impaired originated loans(1)	21,742	—	—	21,742	2,364
Investment securities held to maturity(2):
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	106	—	106	—	118
Other real estate owned(3)	494	—	—	494	99

Total	$22,342	$—	$106	$22,342	$2,581

(1)	Impaired originated loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $26.2 million, with a valuation allowance of $4.5 million at December 31, 2011, resulting in an additional provision for loan losses of $2.4 million for the year ended December 31, 2011.
(2)	Investment securities held to maturity with a carrying amount of $204,000 were written down to their fair value of $106,000 resulting in an impairment charge of $98,000 to non-interest expense for the year ended December 31, 2011.
(3)	Other real estate owned measured at fair value less costs to sell, had a carrying amount of $593,000, with a valuation allowance of $99,000, resulting in a charge off of $99,000 for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated.

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$12,625	Market approach	Adjustment for differences between the comparable sales	2.6% - 100.0% (24.5%)
Other real estate owned	$1,775	Market approach	Adjustment for differences between the comparable sales	16.2%-35.7 (19.5%)

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

	June 30, 2012
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$31,245	$31,245	$31,245	$—	$—
Interest earning deposits	52,011	52,011	52,011	—	—
Investment securities available for sale	149,778	149,778	—	149,778	—
Investment securities held to maturity	11,190	12,059	—	12,059	—
FHLB stock	5,594	N/A	N/A	—	—
Loans held for sale	1,174	1,174	—	—	1,174
Loans receivable, net of allowance	1,002,420	1,023,190	—	—	1,023,190
Accrued interest receivable	4,683	4,683	10	699	3,974

Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	$806,352	$806,352	$806,352	$—	$—
Certificate of deposit accounts	306,994	308,453	—	—	308,453

Total Deposits	$1,113,346	$1,114,806	$806,352	$—	$308,453

Securities sold under agreement to repurchase	$13,656	$13,656	$13,656	$—	$—
Accrued interest payable	$123	$123	$20	$—	$103

	December 31, 2011
	Carrying Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$30,193	$30,193
Interest earning deposits	93,566	93,566
Investment securities available for sale	144,602	144,602
Investment securities held to maturity	12,093	12,881
FHLB stock	5,594	N/A
Loans held for sale	1,828	1,828
Loans receivable, net of allowance	1,004,480	1,027,495
Accrued interest receivable	5,117	5,117

Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	$806,440	$806,440

	December 31, 2011
	Carrying Value	Fair Value
	(In thousands)
Certificate of deposit accounts	329,604	331,618

Total deposits	$1,136,044	$1,138,058

Securities sold under agreement to repurchase	$23,091	$23,091
Accrued interest payable	$180	$180

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash on Hand and in Banks and Interest Earning Deposits: The fair value of financial instruments that are short-term or reprice frequently and accrued interest receivable and payable that have little or no risk are considered to have a fair value equal to carrying value (Level 1).

FHLB Stock: FHLB of Seattle stock is not publicly traded, as such, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans Receivable and Loans Held for Sale: Fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under ASC 820-10, Fair Value Measurements and Disclosures, and generally produces a higher value.

Accrued Interest Receivable/Payable: The fair value of accrued interest receivable/payable balances are determined using inputs and fair value measurements commensurate with the asset from which the accrued interest is generated. The carrying amounts of accrued interest approximate fair value (Level 1, Level 2, and Level 3).

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

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2012. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At June 30, 2012, we had total assets of $1.34 billion and total stockholders’ equity of $200.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover probable credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three and six months ended June 30, 2012, non-interest income consisted of gain on the sale of loans, service charges on deposits, merchant Visa income (net), change in the FDIC indemnification asset and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to shareholders was $0.21 per diluted common share for the three months ended June 30, 2012 compared to $0.11 per diluted common share for the three months ended June 30, 2011. Net income for the three months ended June 30, 2012 was $3.2 million compared to net income of $1.7 million for the same period in 2011. The increase was primarily the result of a $2.9 million decrease in the provision for loan losses and a $1.8 million increase in non-interest income partially offset by a $1.9 million decrease in net interest income and a $288,000 increase in non-interest expense.

Net income available to shareholders was $0.48 per diluted common share for the six months ended June 30, 2012 compared to $0.16 per diluted common share for the six months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $7.4 million compared to net income of $2.5 million for the same period in 2011. The increase was primarily the result of a $7.4 million decrease in the provision for loan losses, an $803,000 increase in non-interest income and a $197,000 decrease in noninterest expense partially offset by an $848,000 decrease in net interest income.

The Company’s efficiency ratio increased to 70.4% for the three months ended June 30, 2012 from 68.3% for the three months ended June 30, 2011, partially as a result of the increase in non-interest expense.

The Company’s efficiency ratio decreased to 69.1% for the six months ended June 30, 2012 from 69.5% for the six months ended June 30, 2011, partially as a result of the decrease in non-interest expense. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies begin producing long term results. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Net Interest Income

Net interest income decreased $1.9 million, or 10.7%, to $16.2 million for the three months ended June 30, 2012, compared with $18.2 million in the same period in 2011. Net interest income decreased $848,000, or 2.5%, to $32.9 million for the six months ended June 30, 2012, compared with $33.8 million in the same period in 2011. The decrease in net interest income for both the three and six months ended June 30, 2012 was primarily a result of a decrease in the net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended June 30, 2012, decreased 68 basis points to 5.25% from 5.93% for the same period in 2011. The net interest margin for the six months ended June 30, 2012, decreased 20 basis points to 5.30% from 5.50% for the same period in 2011. The decrease in net interest margin for the both the three and six months ended June 30, 2012 was primarily due to decreased loan yields partially offset by decreased cost of interest bearing deposits. The net interest spread for the three months ended June 30, 2012 decreased to 5.10% from 5.75% for the same period in 2011. The net interest spread for the six months ended June 30, 2012 decreased to 5.15% from 5.31% for the same period in 2011.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$993,880	$16,465	6.66%	$972,608	$18,829	7.77%
Taxable securities	126,745	604	1.92	130,060	768	2.37
Nontaxable securities	36,809	267	2.92	23,914	199	3.34
Interest earning deposits and Federal funds sold	79,872	53	0.27	95,641	61	0.26
FHLB stock	5,594	—	—	5,594	—	—

Total interest earning assets	$1,242,900	$17,389	5.63	$1,227,817	$19,857	6.49
Non-interest earning assets	104,849			102,237

Total assets	$1,347,749			$1,330,054

Interest Bearing Liabilities:
Certificates of deposit	$310,776	$786	1.02	$355,101	$1,085	1.23
Savings accounts	111,825	57	0.21	102,945	104	0.41
Interest bearing demand and money market accounts	466,583	320	0.28	446,029	493	0.44

Total interest bearing deposits	889,184	1,163	0.53	904,075	1,682	0.75
FHLB advances and other borrowings	2	—	0.36	—	—	—
Securities sold under agreement to repurchase	18,301	16	0.36	17,998	20	0.45

Total interest bearing liabilities	$907,487	$1,179	0.52%	$922,073	$1,702	0.74%

Demand and other non-interest bearing deposits	226,344			195,112
Other non-interest bearing liabilities	8,746			7,244
Stockholders’ equity	205,172			205,625

Total liabilities and stockholders’ equity	$1,347,749			$1,330,054

Net interest income		$16,210			$18,155

Net interest spread			5.10%			5.75%
Net interest margin			5.25%			5.93%
Average interest earning assets to average interest bearing liabilities			136.96%			133.16%

(1)	Annualized

	For the Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$995,093	$33,483	6.77%	$972,536	$35,401	7.34%
Taxable securities	123,926	1,256	2.04	127,223	1,431	2.27
Nontaxable securities	35,794	523	2.94	22,526	378	3.39
Interest earning deposits and Federal funds sold	88,098	116	0.26	108,602	141	0.26
FHLB stock	5,594	—	—	5,594	—	—

Total interest earning assets	$1,248,505	$35,378	5.70	$1,236,481	$37,351	6.09
Non-interest earning assets	103,274			104,710

Total assets	$1,351,779			$1,341,191

Interest Bearing Liabilities:
Certificates of deposit	$316,731	$1,667	1.06	$365,633	$2,310	1.27
Savings accounts	110,477	116	0.21	103,372	220	0.43
Interest bearing demand and money market accounts	466,105	657	0.28	444,195	1,027	0.47

Total interest bearing deposits	893,313	2,440	0.55	913,200	3,557	0.79
FHLB advances and other borrowings	2	—	0.36	—	—	—
Securities sold under agreement to repurchase	18,999	34	0.36	19,242	42	0.44

Total interest bearing liabilities	$912,314	$2,474	0.55%	$932,442	$3,599	0.78%

Demand and other non-interest bearing deposits	227,157			195,471
Other non-interest bearing liabilities	7,284			8,334
Stockholders’ equity	205,024			204,944

Total liabilities and stockholders’ equity	$1,351,779			$1,341,191

Net interest income		$32,904			$33,752

Net interest spread			5.15%			5.31%
Net interest margin			5.30%			5.50%
Average interest earning assets to average interest bearing liabilities			136.85%			132.61%

(1)	Annualized

Total interest income decreased $2.5 million, or 12.4%, to $17.4 million for the three months ended June 30, 2012, from $19.9 million for the three months ended June 30, 2011. Total interest income decreased $2.0 million, or 5.3%, to $35.4 million for the six months ended June 30, 2012, from $37.4 million for the six months ended June 30, 2011. The decrease in interest income for both the three and six months ended June 30, 2012 was primarily due to lower yields on interest earning assets.

The balance of average interest earning assets (including nonaccrual loans) increased $15.1 million, or 1.2%, to $1.24 billion for the three months ended June 30, 2012, from $1.23 billion for the three months ended June 30, 2011. The balance of average interest earning assets (including nonaccrual loans) increased $12.0 million, or 1.0%, to $1.25 billion for the six months ended June 30, 2012, from $1.24 billion for the six months ended June 30, 2011. The increase in average interest earning assets for both the three and six months ended June 30, 2012 was primarily due to increases in originated loans.

The yield on total interest earning assets decreased 86 basis points from 6.49% for the three months ended June 30, 2011 to 5.63% for the three months ended June 30, 2012. The yield on total interest earning assets decreased 39 basis points from 6.09% for the six months ended June 30, 2011 to 5.70% for the six months ended June 30, 2012. The effect of discount accretion on loan yields for the three months ended June 30, 2012 and June 30, 2011 was approximately 69 basis points and 132 basis points, respectively. The effect of discount accretion on loan yields for the six months ended June 30, 2012 and June 30, 2011 was approximately 65 basis points and 86 basis points, respectively. For the three months ended June 30, 2012 and June 30, 2011, originated nonaccruing loans reduced the yield earned on loans by approximately 10 basis points and 16 basis points, respectively. For the six months ended June 30, 2012 and June 30, 2011, originated nonaccruing loans reduced the yield earned on loans by approximately 10 basis points and 30 basis points, respectively. Originated nonaccrual loans totaled $16.7 million at June 30, 2012 as compared to $23.3 million at June 30, 2011.

Total interest expense decreased by $523,000, or 30.7%, to $1.2 million for the three months ended June 30 2012 from $1.7 million for the three months ended June 30, 2011. Total interest expense decreased by $1.1 million, or 31.3%, to $2.5 million for the six months ended June 30, 2012 from $3.6 million for the six months ended June 30, 2011. The decrease in interest expense for both the three and six months was primarily attributable to lower average rates paid on interest bearing liabilities and to a lesser extent lower average balances of interest bearing liabilities.

The average cost of interest bearing liabilities decreased to 0.52% for the three months ended June 30, 2012 from 0.74% for the three months ended June 30, 2011. Total average interest bearing liabilities decreased by $14.6 million, or 1.6%, to $907.5 million for the three months ended June 30, 2012 from $922.1 million for the three months ended June 30, 2012. The average cost of on interest bearing liabilities decreased to 0.55% for the six months ended June 30, 2012 from 0.78% for the six months ended June 30, 2011. Total average interest bearing liabilities decreased by $20.1 million, or 2.2%, to $912.3 million for the six months ended June 30, 2012 from $932.4 million for the six months ended June 30, 2012. The decreases in average interest bearing liabilities for both the three and six months ended were due primarily to certificate of deposit runoff.

Deposit interest expense decreased $519,000, or 30.9%, to $1.2 million for the three months ended June 30, 2012 compared to $1.7 million for the same quarter last year. Deposit interest expense decreased $1.1 million, or 31.4%, to $2.4 million for the six months ended June 30, 2012 compared to $3.6 million for the same period last year. Due to the relatively low interest rate environment the decrease in deposit interest expense for both the three and six months ended June 30 2012 is primarily a result of a 22 and 24 basis point decrease in the average cost of interest-bearing deposits, respectively, and to a lesser extent the certificate of deposit runoff.

Provision for Loan Losses

The provision for loan losses decreased $2.9 million, or 82.4%, to $619,000 for the three months ended June 30, 2012 from $3.5 million for the three months ended June 30, 2011. The provision for loan losses decreased $7.4 million, or 93.5%, to $510,000 for the six months ended June 30, 2012 from $7.9 million for the six months ended June 30, 2011.

There was a $200,000 provision for loan losses on originated loans for the three and six months ended June 30, 2012 compared to $2.0 million and $4.6 million for the three and six months ended June 30, 2011, respectively. The Banks had net charge-offs on originated loans of $1.9 million for the three months ended June 30, 2012 compared to $1.4 million for the three months ended June 30, 2011. The ratio of net charge-offs to average total originated loans outstanding was 0.23% for the three months ended June 30, 2012 and 0.18% for the three months ended June 30, 2011. The Banks had net charge-offs on originated loans of $1.7 million for the six months ended June 30, 2012 compared to $4.6 million for the six months ended June 30, 2011. The ratio of net charge-offs to average total originated loans outstanding was 0.20% for the six months ended June 30, 2012 and 0.61% for the six months ended June 30, 2011.

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $1.5 million to $20.8 million at June 30, 2012 from $22.3 million at December 31, 2011. As of June 30, 2012, the Banks identified $30.8 million of impaired originated loans, which includes $14.1 million of restructured originated performing loans. Of those impaired loans, $13.8 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $17.1 million have related allowances for credit losses totaling $4.5 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $20.8 million at June 30, 2012 (2.44% of total originated loans and 144.73% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the three months ended June 30, 2012 totaled $419,000 compared to $1.5 million for the three months ended June 30, 2011. The provision for loan losses on purchased loans for the six months ended June 30, 2012 totaled $310,000 compared to $3.3 million for the six months ended June 30, 2011. The reduction in provision expense for both the three and six months periods was due substantially to less significant decreases in the estimated cash flows in certain pools of acquired loans whereas there were more significant decreases in such cash flow estimates in prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flow are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses (if a provision had previously been recognized for that pool of loans) or prospectively recognized in interest income as a yield adjustment (if a provision had not previously been recognized for that pool of loans).

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

Non-Interest Income

Total non-interest income increased $1.8 million, or 722.3%, to $2.1 million for the three months ended June 30, 2012 compared to $251,000 for the same period in 2011. Total non-interest income increased $812,000, or 25.7%, to $4.0 million for the six months ended June 30, 2012 compared to $3.2 million for the same period in 2011. The increase for the three and six months ended June 30, 2012 was due substantially to the effects of the reduction in the amount of change in the FDIC indemnification asset. The change in FDIC indemnification asset was $(19,000) for the three months ended June 30, 2012 compared to $(1.7) million during the same period in 2011. The change in FDIC indemnification asset was $(195,000) for the six months ended June 30, 2012 compared to $(912,000) during the same period in 2011.

Non-Interest Expense

Non-interest expense increased $297,000, or 2.2%, to $12.9 million during the quarter ended June 30, 2012 compared to $12.6 million for the quarter ended June 30, 2011. Non-interest expense decreased $188,000, or 0.7%, to $25.5 million during the six months ended June 30, 2012 compared to $25.7 million for the six months ended June 30, 2011. The increase for the three months ended June 30, 2012 compared to the same period in the prior year was primarily the result of the following: increased salaries and benefits expense of $212,000, increased occupancy and equipment of $113,000, increased professional services of $215,000 and increased other real estate owned expense of $148,000; and was partially offset by a $169,000 decrease in federal deposit insurance premium. The decrease for the six months ended June 30, 2012 compared to the same period in the prior year was primarily the result of the following: decreased data processing expense of $199,000, decreased federal deposit insurance premium of $351,000 and decreased other real estate owned expense of $113,000; partially offset by a $773,000 increase in salaries and employee benefits expense and a $135,000 increase in professional services.

Income Tax Expense

The provision for income taxes increased by $967,000, or 155.0%, to $1.6 million for the three months ended June 30, 2012 from $624,000 for the three months ended June 30, 2011. The Company’s effective tax rate was 33.2% for the three months ended June 30, 2012 compared to 27.0% for the same period in 2011. The provision for income taxes increased by $2.6 million, or 288.8%, to $3.5 million for the six months ended June 30, 2012 from $909,000 for the six months ended June 30, 2011. The Company’s effective tax rate was 32.4% for the six months ended June 30, 2012 compared to 27.1% for the same period in 2011. The increase in the Company’s effective tax rate for both the three and six months ended June 30, 2012 is due substantially to an increase in taxable income for the three and six months ended June 30, 2012 as compared to the same period in 2011, which caused nontaxable interest income on municipal securities to represent a smaller percentage of income before income taxes.

Financial Condition Data

Total assets decreased by $30.8 million, or 2.3%, to $1.34 billion as of June 30, 2012 from $1.37 billion as of December 31, 2011 due primarily to a decrease in interest earning deposits, which was partially offset by an increase in originated loans receivable. For the same period, net loans, which excludes loans held for sale, but are net of the allowance for loan losses, remained unchanged at $1.00 billion, reflecting a decrease of $2.1 million, or 0.2% due substantially to decreases in purchased loans. Deposits decreased by $22.7 million, or 2.0%, to $1.11 billion as of June 30, 2012 compared to $1.14 billion as of December 31, 2011. Securities sold under agreement to repurchase decreased $9.4 million, or 40.9%, to $13.7 million as of June 30, 2012 from $23.1 million as of December 31, 2011 primarily due to decreases in customer balances.

Total stockholders’ equity decreased by $2.4 million, or 1.2%, to $200.1 million as of June 30, 2012 from $202.5 million at December 31, 2011 as a result of net income of $7.4 million and stock compensation and earned ESOP in the amount of $647,000, which was partially offset by common stock cash dividends of $5.2 million and common stock repurchased of $5.3 million. The Company’s capital position remains strong at 15.0% of total assets as of June 30, 2012, an increase from 14.8% at December 31, 2011.

Lending Activities

As indicated in the table below, total loans receivable (not including loans held for sale) decreased $3.5 million to $1.03 billion at June 30, 2012 from $1.04 billion at December 31, 2011. Total originated loans (not including loans held for sale) increased $15.7 million, or 1.9%, to $853.6 million at June 30, 2012 from $837.9 million at December 31, 2011.

	At June 30, 2012	% of Total	At December 31, 2011	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$278,194	32.6%	$273,590	32.6%
Owner-occupied commercial real estate	180,982	21.2	166,881	19.9
Non-owner occupied commercial real estate	257,263	20.1	251,049	30.0

Total commercial business	716,439	83.9	691,520	82.5
One-to-four family residential mortgages	37,752	4.4	37,960	4.5
Real estate construction and land development:
One-to-four family residential	24,132	2.8	22,369	2.7
Multifamily residential and commercial properties	46,457	5.5	54,954	6.6

Total real estate construction and land development	70,589	8.3	77,323	9.3
Consumer	30,749	3.6	32,981	3.9

Gross originated loans receivable	855,529	100.2	839,784	100.2
Less: deferred loan fees	(1,896)	(0.2)	(1,860)	(0.2)

Total originated loans	853,633	100.0%	837,924	100.0%

Purchased covered loans	101,330		109,357
Purchased non-covered loans	76,940		88,114

Total loans receivable, net of deferred loan fees	$1,031,903		$1,035,395

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2012	At December 31, 2011
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$7,507	$8,266
One-to-four family residential	753	—
Real estate construction and land development	8,289	14,947
Consumer	148	125

Total nonaccrual originated loans(1)(2)	16,697	23,338

Other noncovered real estate owned	8,071	3,710

Total nonperforming originated assets	$24,768	$27,048

Restructured originated performing loans:
Commercial business	$12,939	$12,606
One-to-four family residential	427	835
Real estate construction and land development	760	364
Consumer	19	—

Total restructured originated performing loans(3)	$14,145	$13,805
Accruing originated loans past due 90 days or more(4)	564	1,328
Potential problem originated loans(5)	28,298	29,742
Allowance for loan losses on originated loans	20,843	22,317
Nonperforming originated loans to total originated loans(6)	1.69%	2.57%
Allowance for loan losses to total originated loans	2.44%	2.66%
Allowance for loan losses to nonperforming originated loans(6)	144.73%	103.52%
Nonperforming originated assets to total originated assets(6)	1.92%	2.14%

(1)	$10.3 million and $11.7 million of nonaccrual originated loans were considered TDRs at June 30, 2012 and December 31, 2011, respectively.
(2)	$2.3 million and $1.8 million of nonaccrual originated loans were guaranteed by government agencies at June 30, 2012 and December 31 2011, respectively.
(3)	$461,000 and $592,000 of restructured originated performing loans were guaranteed by government agencies at June 30, 2012 and December 31, 2011, respectively.
(4)	There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at June 30, 2012 and there were $6,000 accruing originated loans past due 90 days or more that were guaranteed by government agencies at December 31, 2011.
(5)	$3.2 million and $2.8 million of potential problem originated loans were guaranteed by government agencies at June 30, 2012 and December 31, 2011, respectively.
(6)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets decreased to $24.8 million, or 1.92% of total originated assets, at June 30, 2012 from $27.0 million, or 2.14% of total originated assets, at December 31, 2011 due to a decrease in nonperforming originated loans which was partially offset by an increase in other real estate owned. During the six months ended June 30, 2012, there were $3.3 million in charge-offs of originated loans of which $2.2 million related to nonperforming commercial business loans and $920,000 related to nonperforming real estate construction and land development loans. In addition, nonperforming loan balances totaling $5.5 million were transferred to other real estate owned during the six months ended June 30, 2012. Restructured originated performing loans as of June 30, 2012 and December 31, 2011 were $14.1 million and $13.8 million, respectively. Potential problem originated loans as of June 30, 2012 and December 31, 2011 were $28.3 million and $29.7 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the borrower’s financial information causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable credit losses inherent in the loan portfolio. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.

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

The following table provides information regarding changes in our allowance for originated loan losses for the indicated periods:

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Originated loans outstanding at end of period	$853,633	$782,497	$853,633	$782,497
Average originated loans receivable during period	842,926	771,923	839,107	765,893
Allowance for originated loan losses at beginning of period	22,563	21,382	22,317	22,062
Provision for loan losses on originated loans	200	1,995	200	4,590
Charge offs:
Commercial business	(1,703)	(1,237)	(2,192)	(2,465)
One-to-four family residential	(76)	—	(76)	(15)
Real estate construction and land development	(104)	(300)	(920)	(2,948)
Consumer	(78)	(15)	(107)	(118)

Total charge offs	(1,961)	(1,552)	(3,295)	(5,546)

Recoveries:
Commercial business	37	77	1,476	790
Real estate construction and land development	—	103	125	103
Consumer	4	6	20	12

Total recoveries	41	186	1,621	905

Net recoveries (charge offs)	(1,920)	(1,366)	(1,674)	(4,641)

Allowance for originated loan losses at end of period	$20,843	$22,011	$20,843	$22,011

Allowance for originated loan losses to total originated loans receivable	2.44%	2.81%	2.44%	2.81%
Ratio of net recoveries (charge-offs) during period to average originated loans receivable	(0.23)%	(0.18)%	(0.20)%	(0.61)%

The allowance for loan losses for originated loans at June 30, 2012 decreased $1.5 million to $20.8 million from $22.3 million at December 31, 2011. The decrease was substantially due to net charge-offs of $1.7 million during the six months ended June 30, 2012. Nonperforming originated loans to total originated loans decreased to 1.69% at June 30, 2012 from 2.57% at December 31, 2011 and the allowance for loan losses to nonperforming originated loans increased to 144.73% at June 30, 2012 from 103.52% at December 31, 2011. Potential problem originated loans decreased $1.4 million to $28.3 million at June 30, 2012 from $29.7 million at December 31, 2011. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2012.

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

As indicated in the table below, total deposits increased slightly and were $1.1 billion at June 30, 2012 and December 31, 2011.

	June 30, 2012	% of Total	December 31, 2011	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$227,766	20.5%	$230,993	20.4%
NOW accounts	297,746	26.7	304,818	26.8
Money market accounts	170,909	15.3	166,913	14.7
Savings accounts	109,931	9.9	103,716	9.1

Total non-maturity deposits	806,352	72.4	806,440	71.0
Certificate of deposit accounts	306,994	27.6	329,604	29.0

Total deposits	$1,113,346	100.0%	$1,136,044	100.0%

Since December 31, 2011, non-maturity deposits (total deposits less certificate of deposit accounts) have decreased $88,000 to $806.4 million and certificate of deposit accounts have decreased $22.6 million to $307.0 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 27.6% at June 30, 2012 from 29.0% at December 31, 2011.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Banks are utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2012, the Banks had securities sold under agreement to repurchase totaling $13.7 million, a decrease of $9.4 million from $23.1 million at December 31, 2011.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2012, cash and cash equivalents totaled $83.3 million, or 6.2% of total assets, and the fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $150.2 million, or 11.2% of total assets. At June 30, 2012, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $167.5 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $75.2 million. The Banks also maintain advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $52.8 million as of June 30, 2012. There were no borrowings outstanding other than repurchase agreements as of June 30, 2012.

Stockholders’ equity at June 30, 2012 was $200.1 million compared with $202.5 million at December 31, 2011. During the six months ended June 30, 2012, the Company realized net income of $7.4 million, received $11,000 from exercise of stock options, recorded $60,000 in other comprehensive income, recorded stock option compensation and earned ESOP and restricted stock shares expense totaling $636,000, paid common stock dividends of $5.2 million and repurchased $5.3 million of common stock.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of June 30, 2012 and December 31, 2011, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements				Actual
	$	%	$		%		$	%
	(Dollars in thousands)
As of June 30, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$39,907	3.0%	$	N/A	N/A	%	$184,025	13.8%
Tier 1 capital to risk-weighted assets	38,893	4.0		N/A	N/A		184,025	18.9
Total capital to risk-weighted assets	77,785	8.0		N/A	N/A		196,393	20.2
Heritage Bank
Tier 1 leverage capital to average assets	34,949	3.0		58,248	5.0		149,635	12.8
Tier 1 capital to risk-weighted assets	33,790	4.0		50,686	6.0		149,635	17.7
Total capital to risk-weighted assets	67,581	8.0		84,476	10.0		160,389	19.0
Central Valley Bank
Tier 1 leverage capital to average assets	4,935	3.0		8,225	5.0		17,038	10.4
Tier 1 capital to risk-weighted assets	5,077	4.0		7,615	6.0		17,038	13.4
Total capital to risk-weighted assets	10,153	8.0		12,691	10.0		18,644	14.7
As of December 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,431	3.0%	$	N/A	N/A	%	$186,253	13.8%
Tier 1 capital to risk-weighted assets	39,231	4.0		N/A	N/A		186,253	19.0
Total capital to risk-weighted assets	78,461	8.0		N/A	N/A		198,743	20.3
Heritage Bank
Tier 1 leverage capital to average assets	35,443	3.0		59,071	5.0		148,423	12.6
Tier 1 capital to risk-weighted assets	34,601	4.0		51,901	6.0		148,423	17.2
Total capital to risk-weighted assets	69,201	8.0		86,501	10.0		159,447	18.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,975	3.0		8,291	5.0		16,754	10.1
Tier 1 capital to risk-weighted assets	4,608	4.0		6,912	6.0		16,754	14.5
Total capital to risk-weighted assets	9,216	8.0		11,521	10.0		18,214	15.8

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. During the six months ended June 30, 2012, the Company’s Board of Directors declared dividends totaling $0.34 per share. Additionally, on July 25, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on August 24, 2012, to shareholders of record on August 10, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended June 30, 2012, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved a new stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. This marked the Company’s ninth stock repurchase plan. During the quarter ended June 30, 2012, the Company repurchased 380,627 shares at an average price of $13.47 per share under this plan. In total, the Company has repurchased 590,832 shares at an average price of $12.83 per share under this plan.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	—	$—	6,227,821	571,795
May1, 2012 – May 31, 2012	293,277	$13.38	6,521,098	278,518
June 1, 2012 – June 30, 2012	89,384	$13.77	6,608,448	191,168

Total	382,661	$13.47	6,608,448	191,168

(1)	Common shares repurchased by the Company between June 1, 2012 and June 30, 2012 included the cancellation of 2,034 shares of restricted stock to pay withholding taxes at an average price of $14.25.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

2.1	Purchase and Assumption Agreement for Cowlitz Bank Transaction(1)

2.2	Purchase and Assumption Agreement for Pierce Commercial Bank Transaction (2)

3.1	Articles of Incorporation(3)

3.2	Bylaws of the Company(4)

4.2	Warrant for purchase(5)

10.1	1998 Stock Option and Restricted Stock Award Plan(6)

10.2	1997 Stock Option and Restricted Stock Award Plan(7)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(8)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(9)

10.5	Employment Agreement between the Company and Brian L. Vance, effective December 3, 2010 as amended and restated in February 2007(10)

10.6	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010(10)

10.7	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(11)

10.8	Annual Incentive Compensation Plan(14)

10.9	2010 Omnibus Equity Plan(13)

10.10	Deferred Compensation Plan Participation Agreement for Brian L. Vance(15)

14.0	Code of Ethics and Conduct Policy(12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements(16)

(1)	Incorporated by reference to the Current Report on Form 8-K dated August 5, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 12, 2010.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(4)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(10)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.

(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(13)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(14)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.
(15)	Incorporated by reference to the Current Report on Form 8-K dated June 25, 2012.
(16)	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: August 3, 2012	/S/ BRIAN L. VANCE
Brian L. Vance President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	/S/ DONALD J. HINSON
Donald J. Hinson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002\

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements