Form 10-Q
period 2012-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2012-11-07
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 22, 2012 there were 15,162,798 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit and concentration risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules including changes related to Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing the regulations ; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to recruit and retain key members of our senior management team and staff; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired including the Cowlitz Bank and Pierce Commercial Bank transactions or may in the future acquire into our operations, including the proposed acquisition of Northwest Commercial Bank, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; risks relating to acquiring assets or entering markets in which we have not previously operated and may not be familiar; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except for per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash on hand and in banks	$34,257	$30,193
Interest earning deposits	82,648	93,566

Cash and cash equivalents	116,905	123,759
Investment securities available for sale	147,682	144,602
Investment securities held to maturity (fair value of $11,773 and $12,881)	10,833	12,093
Loans held for sale	1,411	1,828
Originated loans receivable	871,959	837,924
Less: Allowance for loan losses	(20,533)	(22,317)

Originated loans receivable, net	851,426	815,607
Purchased covered loans receivable, net of allowance for loan losses of ($4,137 and $3,963)	89,005	105,394
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,937 and $4,635)	65,592	83,479

Total loans receivable, net	1,006,023	1,004,480
FDIC indemnification asset	7,480	10,350
Other real estate owned ($260 and $774 covered by FDIC loss share, respectively)	7,285	4,484
Premises and equipment, net	22,886	22,975
Federal Home Loan Bank (“FHLB”) stock, at cost	5,545	5,594
Accrued interest receivable	5,178	5,117
Prepaid expenses and other assets	10,502	8,190
Deferred income taxes, net	10,647	10,988
Other intangible assets, net	1,193	1,513
Goodwill	13,012	13,012

Total assets	$1,366,582	$1,368,985

Liabilities and Stockholders’ Equity
Deposits	$1,133,700	$1,136,044
Securities sold under agreement to repurchase	22,889	23,091
Accrued expenses and other liabilities	7,749	7,330

Total liabilities	1,164,338	1,166,465
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, no par value, 50,000,000 shares authorized; 15,162,879 and 15,456,297 shares outstanding at September 30, 2012 and December 31, 2011, respectively	122,275	126,622
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(28)	(94)
Retained earnings	78,086	74,256
Accumulated other comprehensive income, net	1,911	1,736

Total stockholders’ equity	202,244	202,520

Total liabilities and stockholders’ equity	$1,366,582	$1,368,985

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$16,181	$17,850	$49,664	$53,252
Taxable interest on investment securities	525	792	1,781	2,223
Nontaxable interest on investment securities	274	214	797	592
Interest on interest earning deposits	51	65	167	206

Total interest income	17,031	18,921	52,409	56,273
INTEREST EXPENSE:
Deposits	1,061	1,604	3,501	5,161
Other borrowings	15	18	49	61

Total interest expense	1,076	1,622	3,550	5,222

Net interest income	15,955	17,299	48,859	51,051
Provision for loan losses on originated loans	215	395	415	4,985
Provision for loan losses on purchased loans	592	2,821	902	6,128

Net interest income after provision for loan losses	15,148	14,083	47,542	39,938
NON-INTEREST INCOME:
Gains on sales of loans, net	92	58	208	245
Service charges on deposits	933	892	2,748	2,723
Merchant Visa income, net	182	132	534	391
Change in FDIC indemnification asset	(492)	(1,666)	(687)	(2,578)
Other income	812	823	2,696	2,619

Total non-interest income	1,527	239	5,499	3,400
NON-INTEREST EXPENSE:
Impairment loss on investment securities	14	28	112	93
Less: Portion recorded as other comprehensive loss	(14)	—	(52)	(20)

Impairment loss on investment securities, net	—	28	60	73
Salaries and employee benefits	7,224	6,495	21,709	20,207
Occupancy and equipment	1,880	1,749	5,497	5,314
Data processing	643	553	1,902	2,011
Marketing	435	390	1,207	1,084
Professional services	742	517	1,924	1,564
State and local taxes	295	290	925	1,015
Federal deposit insurance premium	245	384	783	1,272
Other real estate owned, net	35	31	487	596
Other expense	1,004	1,348	3,477	4,305

Total non-interest expense	12,503	11,785	37,971	37,441

Income before income taxes	4,172	2,537	15,070	5,897
Income tax expense	1,309	701	4,843	1,611

Net income	$2,863	$1,836	$10,227	$4,286

Earnings per common share:
Basic	$0.19	$0.12	$0.67	$0.27
Diluted	$0.19	$0.12	$0.67	$0.27
Dividends declared per common share:	$0.08	$0.05	$0.42	$0.08

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income	2012	2011	2012	2011
Net income	$2,863	$1,836	$10,227	$4,286
Change in fair value of securities available for sale, net of tax of $51, $520, $69 and $695	95	400	128	1,294
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0, $0 and $(8)	—	—	—	14
Other-than-temporary impairment on securities held to maturity, net of tax of $(5), $0, $(18) and $(7)	(9)	—	(34)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $15, $18, $43 and $53	29	34	81	98

Other comprehensive income	$115	$434	$175	$1,393

Comprehensive income	$2,978	$2,270	$10,402	$5,679

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012

(Dollars and shares in thousands)

(Unaudited)

	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2011	15,456	$126,622	$(94)	$74,256	$1,736	$202,520
Restricted stock awards issued, net of forfeitures	87	—	—	—	—	—
Stock option compensation expense	—	83	—	—	—	83
Exercise of stock options (including tax benefits from nonqualified stock options)	5	53	—	—	—	53
Share based payment and earned ESOP	7	829	66	—	—	895
Tax associated with share based payment and unallocated ESOP	—	(34)	—	—	—	(34)
Common stock repurchased and retired	(392)	(5,278)	—	—	—	(5,278)
Net income	—	—	—	10,227	—	10,227
Other comprehensive income, net of tax	—	—	—	—	175	175
Cash dividends declared on common stock ($0.42 per share)	—	—	—	(6,397)	—	(6,397)

Balance at September 30, 2012	15,163	$122,275	$(28)	$78,086	$1,911	$202,244

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,227	$4,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,027	1,255
Change in net deferred loan fees	56	249
Provision for loan losses	1,317	11,113
Net change in accrued interest receivable, prepaid expenses and other assets and accrued expenses and other liabilities	882	(2,470)
Recognition of compensation related to ESOP shares and share based payment	895	681
Stock option compensation expense	83	122
Excess tax benefit realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	34	153
Amortization of intangible assets	320	333
Deferred income taxes	247	94
Gain on sale of investment securities	—	(23)
Impairment loss on investment securities	60	73
Origination of loans held for sale	(15,136)	(11,331)
Gains on sales of loans, net	(208)	(245)
Proceeds from sale of loans	15,761	11,417
Valuation adjustment on other real estate owned	483	595
Losses on sale of other real estate owned, net	—	75
Losses on sale of premises and equipment, net	2	1

Net cash provided by operating activities	18,050	16,378

Cash flows from investing activities:
Loans originated, net of principal payments	(8,895)	(19,046)
Maturities of investment securities available for sale	37,765	21,159
Maturities of investment securities held to maturity	1,424	1,805
Purchases of investment securities available for sale	(42,276)	(36,144)
Purchases of investment securities held to maturity	—	(271)
Purchases of premises and equipment	(1,464)	(2,414)
Proceeds from sales of other real estate owned	2,695	2,866
Proceeds from sales of investment securities available for sale	—	412
Proceeds from repurchase of FHLB stock	49	—

Net cash used in investing activities	(10,702)	(31,633)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,344)	1,169
Common stock cash dividends paid	(6,397)	(1,253)
Net decrease in securities sold under agreement to repurchase	(202)	(257)
Proceeds from exercise of stock options	53	—
Excess tax benefits realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(34)	(153)
Repurchase of common stock	(5,278)	(790)
Repurchase of common stock warrants	—	(450)

Net cash used in financing activities	(14,202)	(1,734)

Net decrease in cash and cash equivalents	(6,854)	(16,989)

Cash and cash equivalents at beginning of period	123,759	168,991

Cash and cash equivalents at end of period	$116,905	$152,002

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,608	$5,334
Cash paid for income taxes	7,848	5,985
Loans transferred to other real estate owned	$5,979	$3,096

See Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2012 and 2011

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read with our December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K (“Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing the condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to fair value measurements, the allowance for loan losses, expected cash flows from, and indemnification asset related to, purchased loans, other real estate owned, other-than-temporary impairment of investment securities, goodwill and other intangible assets, stock-based compensation and income taxes are particularly subject to change.

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

(d) Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (“IASB”) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements, however, the additional disclosures are included in Note 10.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively. Early adoption is permitted. The adoption of the Update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued in December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. This Update is effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and did not have a material effect on the Company’s consolidated financial statements at the date of adoption.

FASB ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption. This Update will not have a material effect on the Company’s consolidated financial statements at the date of adoption.

NOTE 2. Loans Receivable

The Company originates loans under the normal course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs due to their insignificance. The Company has also acquired loans through FDIC-assisted transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Company refers to the purchased loans subject to the shared-loss agreements as “covered” loans, and those loans without a shared-loss agreement are referred to as “non-covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

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

Originated loans receivable at September 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$280,513	$273,590
Owner-occupied commercial real estate	191,798	166,881
Non-owner occupied commercial real estate	256,670	251,049

Total commercial business	728,981	691,520
One-to-four family residential	39,431	37,960
Real estate construction and land development:
One-to-four family residential	25,045	22,369
Five or more family residential and commercial properties	50,442	54,954

Total real estate construction and land development	75,487	77,323
Consumer	29,976	32,981

Gross originated loans receivable	873,875	839,784
Net deferred loan fees	(1,916)	(1,860)

Total originated loans receivable	$871,959	$837,924

The recorded investment in purchased covered loans receivable at September 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$29,198	$38,607
Owner-occupied commercial real estate	35,231	38,067
Non-owner occupied commercial real estate	14,027	15,753

Total commercial business	78,456	92,427
One-to-four family residential	5,042	5,197
Real estate construction and land development:
One-to-four family residential	4,373	5,786
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	4,373	5,786
Consumer	5,271	5,947

Total purchased covered loans receivable	93,142	109,357
Allowance for loan losses	(4,137)	(3,963)

Purchased covered loans receivable, net	$89,005	$105,394

The September 30, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $64.0 million and $78.7 million, respectively. The gross recorded investment balance of purchased other covered loans was $29.1 million and $30.7 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $3.2 million and $3.8 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition are referred to as “subsequent advances” and are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $9.4 million and $13.5 million as of September 30, 2012 and December 31, 2011, respectively.

The recorded investment in purchased non-covered loans receivable at September 30, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$26,384	$35,607
Owner-occupied commercial real estate	16,045	17,052
Non-owner occupied commercial real estate	12,484	12,833

Total commercial business	54,913	65,492
One-to-four family residential	3,036	2,743
Real estate construction and land development:
One-to-four family residential	667	1,381
Five or more family residential and commercial properties	949	1,078

Total real estate construction and land development	1,616	2,459
Consumer	10,964	17,420

Total purchased non-covered loans receivable	70,529	88,114
Allowance for loan losses	(4,937)	(4,635)

Purchased non-covered loans receivable, net	$65,592	$83,479

The September 30, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $43.7 million and $56.1 million, respectively. The recorded investment balance of purchased other non-covered loans was $26.8 million and $32.0 million at September 30, 2012 and December 31, 2011, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of September 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

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

Grade “W”: This grade is considered “pass grade” and includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a potentially significant risk-modifying action is anticipated in the near term.

Grade 6: This grade includes “Other Assets Especially Mentioned” (“OAEM”) loans in accordance with regulatory guidelines, and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

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

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some inherent losses in the portfolios, but to a lesser extent than the other loan grades. These pass graded loans may also have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off.

The following tables present the balance of the originated loans receivable by credit quality indicator as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,046	$3,665	$21,733	$1,069	$280,513
Owner-occupied commercial real estate	185,948	1,943	3,907	—	191,798
Non-owner occupied commercial real estate	246,948	4,064	5,289	369	256,670

Total commercial business	686,942	9,672	30,929	1,438	728,981
One-to-four family residential	38,005	699	323	404	39,431
Real estate construction and land development:
One-to-four family residential	15,515	1,815	7,715	—	25,045
Five or more family residential and commercial properties	45,826	—	4,616	—	50,442

Total real estate construction and land development	61,341	1,815	12,331	—	75,487
Consumer	29,889	—	87	—	29,976

Gross originated loans	$816,177	$12,186	$43,670	$1,842	$873,875

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$247,503	$2,770	$22,887	$430	$273,590
Owner-occupied commercial real estate	162,536	1,225	3,120	—	166,881
Non-owner occupied commercial real estate	240,096	2,063	8,890	—	251,049

Total commercial business	650,135	6,058	34,897	430	691,520
One-to-four family residential	36,997	431	532	—	37,960
Real estate construction and land development:
One-to-four family residential	10,725	2,828	8,816	—	22,369
Five or more family residential and commercial properties	42,541	—	12,413	—	54,954

Total real estate construction and land development	53,266	2,828	21,229	—	77,323
Consumer	32,629	—	346	6	32,981

Gross originated loans	$773,027	$9,317	$57,004	$436	$839,784

The tables above include $30.9 million and $37.1 million of impaired loans as of September 30, 2012 and December 31, 2011, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for potential losses and have specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of September 30, 2012 and December 31, 2011 were $29.4 million and $29.7 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $3.1 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded balance of the purchased other covered and non-covered loans receivable by credit quality indicator as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$12,470	$83	$494	$—	$13,047
Owner-occupied commercial real estate	25,630	2,414	339	—	28,383
Non-owner occupied commercial real estate	4,470	487	977	—	5,934

Total commercial business	42,570	2,984	1,810	—	47,364
One-to-four family residential	924	468	—	—	1,392
Real estate construction and land development:
One-to-four family residential	47	—	—	—	47
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	47	—	—	—	47
Consumer	6,860	3	172	31	7,066

Gross purchased other loans	$50,401	$3,455	$1,982	$31	$55,869

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,781	$125	$780	$—	$12,686
Owner-occupied commercial real estate	29,791	—	587	—	30,378
Non-owner occupied commercial real estate	4,427	1,046	441	—	5,914

Total commercial business	45,999	1,171	1,808	—	48,978
One-to-four family residential	1,529	—	42	—	1,571
Real estate construction and land development:
One-to-four family residential	50	—	—	—	50
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	50	—	—	—	50
Consumer	11,435	—	674	—	12,109

Gross purchased other loans	$59,013	$1,171	$2,524	$—	$62,708

(d) Nonaccrual loans

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012(1)	December 31, 2011(1)
	(In thousands)
Commercial business:
Commercial and industrial	$5,937	$6,946
Owner-occupied commercial real estate	856	399
Non-owner occupied commercial real estate	369	921

Total commercial business	7,162	8,266
One-to-four family residential	425	—
Real estate construction and land development:
One-to-four family residential	3,392	5,150
Five or more family residential and commercial properties	4,616	9,797

Total real estate construction and land development	8,008	14,947
Consumer	87	125

Gross originated nonaccrual loans	$15,682	$23,338

(1)	$2.0 million and $1.8 million of nonaccrual originated loans were guaranteed by governmental agencies at September 30, 2012 and December 31, 2011, respectively.

The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Commercial business:
Commercial and industrial	$254	$—
Owner-occupied commercial real estate	142	—
Non-owner occupied commercial real estate	437	—

Total commercial business	833	—
Consumer	38	497

Gross purchased other nonaccrual loans	$871	$497

(e) Past due loans

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$1,509	$3,680	$5,189	$275,324	$280,513	$500
Owner-occupied commercial real estate	251	283	534	191,264	191,798	—
Non-owner occupied commercial real estate	—	369	369	256,301	256,670	—

Total commercial business	1,760	4,332	6,092	722,889	728,981	500
One-to-four family residential	390	404	794	38,637	39,431	—
Real estate construction and land development:
One-to-four family residential	377	3,392	3,769	21,276	25,045	—
Five or more family residential and commercial properties	—	4,271	4,271	46,171	50,442	—

Total real estate construction and land development	377	7,663	8,040	67,447	75,487	—
Consumer	50	47	97	29,879	29,976	—

Gross originated loans	$2,577	$12,446	$15,023	$858,852	$873,875	$500

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,716	$4,769	$8,485	$265,105	$273,590	$921
Owner-occupied commercial real estate	1,903	398	2,301	164,580	166,881	—
Non-owner occupied commercial real estate	369	—	369	250,680	251,049	—

Total commercial business	5,988	5,167	11,155	680,365	691,520	921
One-to-four family residential	1,251	404	1,655	36,305	37,960	404
Real estate construction and land development:
One-to-four family residential	582	5,150	5,732	16,637	22,369	—
Five or more family residential and commercial properties	369	9,428	9,797	45,157	54,954	—

Total real estate construction and land development	951	14,578	15,529	61,794	77,323	—
Consumer	465	60	525	32,456	32,981	3

Gross originated loans	$8,655	$20,209	$28,864	$810,920	$839,784	$1,328

The balances of purchased other past due loans, segregated by segments and classes of loans, as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$13,047	$13,047	$—
Owner-occupied commercial real estate	—	—	—	28,383	28,383	—
Non-owner occupied commercial real estate	—	557	557	5,377	5,934	120

Total commercial business	—	557	557	46,807	47,364	120
One-to-four family residential	150	—	150	1,242	1,392	—
Real estate construction and land development:
One-to-four family residential	—	—	—	47	47	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	47	47	—
Consumer	409	31	440	6,626	7,066	—

Gross purchased other loans	$559	$588	$1,147	$54,722	$55,869	$120

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$243	$15	$258	$12,428	$12,686	$15
Owner-occupied commercial real estate	151	—	151	30,227	30,378	—
Non-owner occupied commercial real estate	441	—	441	5,473	5,914	—

Total commercial business	835	15	850	48,128	48,978	15
One-to-four family residential	42	—	42	1,529	1,571	—
Real estate construction and land development:
One-to-four family residential	—	—	—	50	50	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	50	50	—
Consumer	757	490	1,247	10,862	12,109	—

Gross purchased other loans	$1,634	$505	$2,139	$60,569	$62,708	$15

(f) Impaired loans

Impaired originated loans (including restructured loans) at September 30, 2012 and December 31, 2011 are set forth in the following tables.

	September 30, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$8,289	$3,858	$12,147	$13,209	$1,071
Owner-occupied commercial real estate	417	1,886	2,303	3,878	591
Non-owner occupied commercial real estate	2,952	4,252	7,204	7,204	1,411

Total commercial business	11,658	9,996	21,654	24,291	3,073
One-to-four family residential	424	425	849	1,767	91
Real estate construction and land development:
One-to-four family residential	701	3,053	3,754	4,926	860
Five or more family residential and commercial properties	—	4,616	4,616	4,685	997

Total real estate construction and land development	701	7,669	8,370	9,611	1,857
Consumer	47	40	87	127	40

Gross impaired originated loans	$12,830	$18,130	$30,960	$35,796	$5,061

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$4,532	$6,139	$10,671	$10,586	$1,488
Owner-occupied commercial real estate	603	1,368	1,971	2,271	107
Non-owner occupied commercial real estate	3,915	4,314	8,229	9,980	764

Total commercial business	9,050	11,821	20,871	22,837	2,359
One-to-four family residential	—	835	835	1,046	187
Real estate construction and land development:
One-to-four family residential	748	4,765	5,513	6,813	1,436
Five or more family residential and commercial properties	963	8,835	9,798	14,219	530

Total real estate construction and land development	1,711	13,600	15,311	21,032	1,966
Consumer	120	6	126	159	6

Gross impaired originated loans	$10,881	$26,262	$37,143	$45,074	$4,518

The Company had governmental guarantees of $2.0 million and $1.8 million related to the impaired originated loan balances at September 30, 2012 and December 31, 2011, respectively.

The average recorded investment of impaired originated loans (including restructured loans) for the three and nine months ended September 30, 2012 and September 30, 2011 are set forth in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$12,162	$10,051	$11,628	$9,828
Owner-occupied commercial real estate	1,675	1,766	2,057	1,096
Non-owner occupied commercial real estate	7,222	1,814	7,561	1,843

Total commercial business	21,059	13,631	21,246	12,767
One-to-four family residential	1,014	418	1,004	209
Real estate construction and land development:
One-to-four family residential	4,080	6,111	4,620	7,337
Five or more family residential and commercial properties	4,629	10,685	5,929	9,123

Total real estate construction and land development	8,709	16,796	10,549	16,460
Consumer	118	158	148	79

Gross impaired originated loans	$30,900	$31,003	$32,947	$29,515

Impaired purchased other loans (including restructured loans) at September 30, 2012 and December 31, 2011 are set forth in the following tables.

	September 30, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$17	$—	$17	$17	$—
Owner-occupied commercial real estate	—	—	—	—	—
Non-owner occupied commercial real estate	—	540	540	526	21

Total commercial business	17	540	557	543	21
One-to-four family residential	—	468	468	438	46
Consumer	—	7	7	9	3

Gross impaired purchased other loans	$17	$1,015	$1,032	$990	$70

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Consumer	$—	$9	$9	$9	$5

Gross impaired purchased other loans	$—	$9	$9	$9	$5

The average recorded investment of impaired purchased other loans (including restructured loans) for the three and nine months ended September 30, 2012 and September 30, 2011 are set forth in the following tables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$18	$—	$18	$—
Owner-occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	534	—	356	—

Total commercial business	552	—	374	—
One-to-four family residential	234	—	156	—
Consumer	7	—	7	—

Gross impaired purchased other loans	$793	$—	$537	$—

For the three and nine months ended September 30, 2012 and September 30, 2011 no interest income was recognized subsequent to a loan’s classification as impaired.

(g) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under ASC 310-10-35, whether on accrual or nonaccrual status. At September 30, 2012 and December 31, 2011, the balance of originated accruing TDRs was $15.3 million and $13.8 million, respectively. The related allowance for loan losses on the originated accruing TDRs was $2.3 million and $1.4 million as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, originated non-accruing TDRs were $10.0 million and had a related allowance for loan losses of $2.0 million. At December 31, 2011, originated non-accruing TDRs of $11.7 million had a related allowance for loan losses of $1.8 million. At September 30, 2012 and December 31, 2011, the balance of purchased other TDRs was $1.0 million and $9,000, respectively. Substantially all of the purchased other TDRs were accruing at September 30, 2012 and December 31, 2011. The related allowance for loan losses on the purchased other TDRs was $70,000 and $5,000 as of September 30, 2012 and December 31, 2011, respectively.

Originated loans that were modified as TDRs during the three and nine months ended September 30, 2012 and September 30, 2011 are set forth in the following tables:

	Three Months Ended September 30,
	2012		2011
	Number of Contracts	Outstanding Principal Balance (1)	Number of Contracts	Outstanding Principal Balance (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	7	$1,315	6	$1,191
Owner-occupied commercial real estate	2	1,052	—	—

Total commercial business	9	2,367	6	1,191

Total originated TDRs	9	$2,367	6	$1,191

	Nine Months Ended September 30,
	2012		2011
	Number of Contracts (2)	Outstanding Principal Balance (1)(2)	Number of Contracts (2)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	23	$4,524	18	$5,669
Owner-occupied commercial real estate	3	1,247	2	1,585
Non-owner occupied commercial real estate	—	—	1	669

Total commercial business	26	5,771	21	7,923
One-to-four family residential	—	—	2	842
Real estate construction and land development:
One-to-four family residential	1	180	2	364
Five or more family residential and commercial properties	—	—	2	4,813

Total real estate construction and land development	1	180	4	5,177

Total originated TDRs	27	$5,951	27	$13,942

(1)	Includes subsequent payments after modifications and reflects the balance as of September 30, 2012 and September 30, 2011, respectively. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.
(2)	Number of contracts and outstanding principal balance represents loans which have balances as of September 30, 2012 and September 30, 2011 as certain loans may have been paid-down or charged-off during the three months ended September 30, 2012 and September 30, 2011.

Of the nine loans modified during the three months ended September 30, 2012, five loans with outstanding principal balance of $1.2 million were previously reported as TDRs as of June 30, 2012. Of the 27 loans modified during the nine months ended September 30, 2012, 18 loans with outstanding principal balance of $3.6 million were previously reported as TDRs as of December 31, 2011. No loans modified during the three months ended September 30, 2011 were previously reported as TDRs. One loan modified during the nine months ended September 30, 2011 with outstanding principal balance of $400,000 was previously reported as TDRs as of December 31, 2010. These previously reported TDRs were granted additional extensions during the three and nine months ended September 30, 2012, requiring that the loans again be reported as modified during the period. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Banks expect the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information.

Purchased other loans that were modified as TDRs during the three and nine months ended September 30, 2012 are set forth in the following table:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Contracts	Outstanding Principal Balance (1)	Number of Contracts	Outstanding Principal Balance (1)
		(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	1	$17
Non-owner occupied commercial real estate	—	—	1	540

Total commercial business	—	—	2	557

One-to-four family residential	1	468	1	468

Total purchased other TDRs	1	$468	3	$1,025

(1)	Includes subsequent payments after modifications and reflects the balance as of September 30, 2012 and September 30, 2011, respectively. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.

There were no purchased other TDRs modified during the three or nine months ended September 30, 2011.

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

There were no originated or purchased other TDRs that had been modified within the previous twelve months ended September 30, 2012 that subsequently defaulted during the three and nine months ended September 30, 2012. One commercial and industrial loan with outstanding principal balance of $600,000 defaulted during the three and nine months ended September 30, 2011. The default was due to the borrower’s failure to pay the loan’s principal and interest at the extended maturity date. The Banks determined that no allowance was necessary for this loan as it has sufficient collateral that is in the process of liquidation. There were no purchased other TDRs that had been modified within the previous twelve months ended September 30, 2011 that subsequently defaulted within the three and nine months ended September 30, 2011.

(h) Impaired Purchased Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding principal balance at September 30, 2012 and December 31, 2011 of the purchased impaired loans:

	Cowlitz Bank
	September 30, 2012	December 31, 2011
	(In thousands)
Purchased covered loans:
Commercial business:
Commercial and industrial	$27,090	$36,267
Owner-occupied commercial real estate	17,548	19,601
Non-owner occupied commercial real estate	13,223	16,212

Total commercial business	57,861	72,080
One-to-four family residential	4,290	4,371
Real estate construction and land development:
One-to-four family residential	6,152	8,524
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	6,152	8,524
Consumer	3,308	3,917

Gross purchased impaired covered loans	71,611	88,892
Purchased non-covered loans:
Consumer	322	435

Total purchased impaired loans	$71,933	$89,327

The total balance of subsequent advances on the purchased impaired covered loans was $7.0 million as of September 30, 2012 and $10.5 million as of December 31, 2011. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. As of September 30, 2012 and December 31, 2011, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC loss-sharing agreements was $1.6 million and $2.0 million, respectively. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	September 30, 2012	December 31, 2011
	(In thousands)
Purchased non-covered loans:
Commercial business:
Commercial and industrial	$23,369	$34,352
Owner-occupied commercial real estate	6,811	7,043
Non-owner occupied commercial real estate	8,331	8,624

Total commercial business	38,511	50,019
One-to-four family residential	3,323	3,506
Real estate construction and land development:
One-to-four family residential	3,882	7,244
Five or more family residential and commercial properties	1,161	3,797

Total real estate construction and land development	5,043	11,041
Consumer	4,674	6,205

Gross purchased impaired non-covered loans	$51,551	$70,771

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

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank purchased impaired loans for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
		(In thousands)
Balance at the beginning of period	$16,564	$11,815	$19,912	$14,638
Accretion	(1,514)	(1,578)	(5,173)	(4,734)
Disposals and other	(535)	(1,175)	(921)	(1,919)
Change in accretable yield	882	873	1,579	1,950

Balance at the end of period	$15,397	$9,935	$15,397	$9,935

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$22,222	$16,275	$20,082	$10,943
Accretion	(1,992)	(1,828)	(7,430)	(4,684)
Disposals and other	(562)	(1,138)	494	514
Change in accretable yield	2,052	1,843	8,574	8,379

Balance at the end of period	$21,720	$15,152	$21,720	$15,152

NOTE 3. Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for probable incurred losses from known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$20,843	$22,011	$22,317	$22,062
Loans charged off	(588)	(43)	(3,883)	(5,589)
Recoveries of loans charged off	63	24	1,684	929
Provision charged to operations	215	395	415	4,985

Balance at the end of period	$20,533	$22,387	$20,533	$22,387

A summary of the changes in the purchased loans’ allowance for loan losses for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$8,640	$3,307	$8,598	$—
Loans charged off	(158)	(80)	(426)	(80)
Provision charged to operations	592	2,821	902	6,128

Balance at the end of period	$9,074	$6,048	$9,074	$6,048

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and nine months ended September 30, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2012:
June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483
Charge-offs	(323)	(40)	—	(94)	—	—	(289)	—	(746)
Recoveries	57	—	—	—	—	—	6	—	63
Provisions	(6)	585	806	137	(374)	(553)	357	(145)	807

September 30, 2012	$10,461	$4,038	$5,238	$1,191	$3,446	$2,799	$1,651	$783	$29,607

Allowance for loan losses for the nine months ended September 30, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(1,223)	(1,040)	(292)	(212)	(475)	(445)	(622)	—	(4,309)
Recoveries	1,514	8	11	—	125	—	26	—	1,684
Provisions	(1,635)	2,091	1,125	609	(1,027)	(556)	837	(127)	1,317

September 30, 2012	$10,461	$4,038	$5,238	$1,191	$3,446	$2,799	$1,651	$783	$29,607

Allowance for loan losses as of September 30, 2012 allocated to:
Originated loans individually evaluated for impairment	$1,071	$591	$1,411	$91	$860	$997	$40	$—	$5,061
Originated loans collectively evaluated for impairment	5,667	2,065	2,431	582	1,624	1,684	636	783	15,472
Purchased other covered loans individually evaluated for impairment	—	—	—	46	—	—	3	—	49
Purchased other covered loans collectively evaluated for impairment	42	29	—	21	—	—	34	—	126
Purchased other non-covered loans individually evaluated for impairment	—	—	21	—	—	—	—	—	21
Purchased other non-covered loans collectively evaluated for impairment	85	52	13	16	—	—	88	—	254
Purchased impaired covered loans collectively evaluated for impairment	1,095	919	964	200	617	—	167	—	3,962
Purchased impaired non-covered loans collectively evaluated for impairment	2,501	382	398	235	345	118	683	—	4,662

September 30, 2012	$10,461	$4,038	$5,238	$1,191	$3,446	$2,799	$1,651	$783	$29,607

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$12,147	$2,303	$7,204	$849	$3,754	$4,616	$87	$30,960
Originated loans collectively evaluated for impairment	268,366	189,495	249,466	38,582	21,291	45,826	29,889	842,915
Purchased other covered loans individually evaluated for impairment	17	—	—	468	—	—	7	492
Purchased other covered loans collectively evaluated for impairment	6,653	18,515	543	862	47	—	1,976	28,596
Purchased other non-covered loans individually evaluated for impairment	—	—	540	—	—	—	—	540
Purchased other non-covered loans collectively evaluated for impairment	6,377	9,868	4,851	62	—	—	5,083	26,241
Purchased impaired covered loans collectively evaluated for impairment	22,528	16,716	13,484	3,712	4,326	—	3,288	64,054
Purchased impaired non-covered loans collectively evaluated for impairment	20,007	6,177	7,093	2,974	667	949	5,881	43,748

Total gross loans receivable as of September 30, 2012	$336,095	$243,074	$283,181	$47,509	$30,085	$51,391	$46,211	$1,037,546

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and nine months ended September 30, 2011 and as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2011:
June 30, 2011	$11,037	$2,693	$3,314	$547	$4,265	$1,696	$1,098	$668	$25,318
Charge-offs	(80)	—	—	—	—	—	(43)	—	(123)
Recoveries	16	—	—	—	—	—	8	—	24
Provisions	1,337	151	875	225	(245)	438	336	99	3,216

September 30, 2011	$12,310	$2,844	$4,189	$772	$4,020	$2,134	$1,399	$767	$28,435

Allowance for loan losses for the nine months ended September 30, 2011:
December 31, 2010	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,545)	—	—	(15)	(2,053)	(895)	(161)	—	(5,669)
Recoveries	781	—	25	—	—	103	20	—	929
Provisions	3,587	1,170	1,975	287	1,752	1,812	694	(164)	11,113

September 30, 2011	$12,310	$2,844	$4,189	$772	$4,020	$2,134	$1,399	$767	$28,435

Allowance for loan losses as of December 31, 2011 allocated to:
Originated loans individually evaluated for impairment	$1,488	$107	$764	$187	$1,436	$530	$6	$—	$4,518
Originated loans collectively evaluated for impairment	6,519	1,690	2,320	229	2,427	3,163	541	910	17,799
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	32	—	170
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	11	—	—	43	—	225
Purchased impaired covered loans collectively evaluated for impairment	1,282	712	900	123	645	—	126	—	3,788
Purchased impaired non-covered loans collectively evaluated for impairment	2,383	349	376	223	315	107	657	—	4,410

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,671	$1,971	$8,229	$835	$5,513	$9,798	$126	$37,143
Originated loans collectively evaluated for impairment	262,919	164,910	242,820	37,125	16,856	45,156	32,855	802,641
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	9	9
Purchased other covered loans collectively evaluated for impairment	7,317	19,567	320	1,467	50	—	1,947	30,668
Purchased other non-covered loans collectively evaluated for impairment	5,369	10,811	5,594	104	—	—	10,153	32,031
Purchased impaired covered loans collectively evaluated for impairment	31,290	18,500	15,433	3,730	5,736	—	3,991	78,680
Purchased impaired non-covered loans collectively evaluated for impairment	30,238	6,241	7,239	2,639	1,381	1,078	7,267	56,083

Total gross loans receivable as of December 31, 2011	$347,804	$222,000	$279,635	$45,900	$29,536	$56,032	$56,348	$1,037,255

NOTE 4. FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance at the beginning of period	$8,212	$14,485	$10,350	$16,071
Cash payments received or receivable from the FDIC	(240)	(740)	(2,160)	(1,414)
(Decrease) increase in FDIC share of estimated losses	(46)	(187)	720	1,123
Net amortization	(446)	(1,479)	(1,430)	(3,701)

Balance at the end of period	$7,480	$12,079	$7,480	$12,079

NOTE 5. Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income:
Net income	$2,863	$1,836	$10,227	$4,286
Less: Dividends and undistributed earnings allocated to participating securities	(37)	(20)	(135)	(46)

Net income allocated to common shareholders	$2,826	$1,816	$10,092	$4,240

Basic:
Weighted average common shares outstanding	15,149,292	15,633,792	15,301,868	15,627,573
Less: Restricted stock awards	(194,405)	(174,997)	(177,911)	(170,813)

Total basic weighted average common shares outstanding	14,954,887	15,458,795	15,123,957	15,456,760

Diluted:
Basic weighted average common shares outstanding	14,954,887	15,458,795	15,123,957	15,456,760
Incremental shares from stock options and common stock warrant	13,784	3,029	14,266	10,486

Total diluted weighted average common shares outstanding	14,968,671	15,461,824	15,138,223	15,467,246

Potential dilutive shares are excluded from the computation of earnings per common share if their effect is anti-dilutive. For the three and nine months ended September 30, 2012 anti-dilutive shares outstanding related to options to acquire common stock totaled 227,044 and 257,231, respectively, as the assumed proceeds from exercise costs, excess tax benefits and future compensation was in excess of the market value. For the three and nine months ended September 30, 2011 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 415,257 and 486,439, respectively, as the assumed proceeds from exercise cost, excess tax benefits and future compensation was in excess of the market value.

(b) Dividends

Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. The following table summarizes the dividend activity for the ten months ended October 31, 2012.

Declared	Cash Dividend per Share	Record Date	Paid or Payable
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012

The FDIC and the DFI have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank and Central Valley Bank to the Company. Additionally, current guidance from the Federal Reserve Board provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and its subsidiary banks to pay dividends on their common stock if the Company’s or Banks’ regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC.

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

NOTE 6. Stock-Based Compensation

(a) Stock Options

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes-Merton option pricing model. There were no options granted during the nine months ended September 30, 2012 and September 30, 2011.

For the three and nine months ended September 30, 2012, the Company recognized compensation expense related to stock options of $24,000 and $83,000, respectively, and a related tax benefit of $0 and $1,000, respectively. For the three and nine months ended September 30, 2011 the Company recognized compensation expense related to stock options of $25,000 and $121,000, respectively, and a related tax benefit of $1,000 and $5,000 respectively. As of September 30, 2012, the total unrecognized compensation expense related to non-vested stock options was $117,000 and the related weighted average period over which it is expected to be recognized is approximately 1.4 years.

The following table summarizes stock option activity for the nine months ended September 30, 2012.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	$—
Exercised	(4,705)	$11.35
Forfeited or expired	(103,287)	$21.53

Outstanding at September 30, 2012	309,131	$17.37	3.6 years	$330

Vested and expected to vest at September 30, 2012	308,714	$17.37	3.6 years	$330

Exercisable at September 30, 2012	264,155	$17.81	2.9 years	$319

The following table summarizes stock option activity for the nine months ended September 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	$—
Exercised	(50)	$11.35
Forfeited or expired	(113,891)	$19.97

Outstanding at September 30, 2011	436,583	$18.37	3.6 years	$—

Vested and expected to vest at September 30, 2011	432,662	$18.41	3.5 years	$—

Exercisable at September 30, 2011	331,114	$19.84	2.4 years	$—

(b) Restricted Stock Awards

For the three and nine months ended September 30, 2012 the Company recognized compensation expense related to restricted stock awards of $243,000 and $800,000, respectively, and a related tax benefit of $85,000 and $280,000, respectively. For the three and nine months ended September 30, 2011 the Company recognized compensation expense related to restricted stock awards of $165,000 and $585,000, respectively, and a related tax benefit of $58,000 and $205,000, respectively. As of September 30, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2012.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	90,676	$14.02
Vested	(49,976)	$17.99
Forfeited	(3,496)	$15.32

Nonvested at September 30, 2012	202,084	$14.87

The vesting date fair value of restricted stock awards vested during the nine months ended September 30, 2012 was $694,000.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2011.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	118,304	$18.28
Granted	80,723	$14.79
Vested	(28,008)	$20.74
Forfeited	(3,317)	$15.14

Nonvested at September 30, 2011	167,702	$16.25

The vesting date fair value of restricted stock awards vested during the nine months ended September 30, 2011 was $380,000.

NOTE 7. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$22,028	$56	$(1)	$22,083
Municipal securities	38,088	1,853	(2)	39,939
Corporate securities	1,999	9	—	2,008
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	82,131	1,733	(212)	83,652

Total	$144,246	$3,651	$(215)	$147,682

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$31,069	$238	$—	$31,307
Municipal securities	31,847	1,578	(2)	33,423
Corporate securities	8,016	81	—	8,097
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	70,431	1,541	(197)	71,775

Total	$141,363	$3,438	$(199)	$144,602

Securities Held to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,755	$288	$—	$2,043
Municipal securities	3,351	223	—	3,574
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,543	320	—	4,863
Private residential collateralized mortgage obligations	1,184	164	(55)	1,293

Total	$10,833	$995	$(55)	$11,773

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$1,799	$280	$—	$2,079
Municipal securities	3,566	237	—	3,803
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	5,412	331	—	5,743
Private residential collateralized mortgage obligations	1,316	102	(162)	1,256

Total	$12,093	$950	$(162)	$12,881

Available for sale investments with unrealized losses as of September 30, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$499	$1	$—	$—	$499	$1
Municipal securities	730	2	—	—	730	2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	21,087	131	5,518	81	26,605	212

Total temporarily impaired securities	$22,316	$134	$5,518	$81	$27,834	$215

Held to maturity investments with unrealized losses as of September 30, 2012, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$323	$55	$323	$55

Total temporarily impaired securities	$—	$—	$323	$55	$323	$55

Available for sale investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$652	$2	$—	$—	$652	$2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	17,211	188	36	9	17,247	197
Private residential collateralized mortgage obligations

Total temporarily impaired securities	$17,863	$190	$36	$9	$17,899	$199

Held to maturity investments with unrealized losses as of December 31, 2011, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$134	$14	$533	$148	$667	$162

Total temporarily impaired securities	$134	$14	$533	$148	$667	$162

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

The amortized cost and fair value of securities at September 30, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$25,262	$25,336
Due after one year through three years	80,825	82,414
Due after three years through five years	1,675	1,704
Due after five through ten years	3,431	3,550
Due after ten years	33,053	34,678

Totals	$144,246	$147,682

Securities Held to Maturity	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$511	$516
Due after one year through three years	6,176	6,625
Due after three years through five years	825	865
Due after five years through ten years	648	700
Due after ten years	2,673	3,067

Totals	$10,833	$11,773

For the private residential collateralized mortgage obligations the Company estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the three months ended September 30, 2012, one private residential collateralized mortgage obligation was determined to be other-than-temporarily impaired and for the nine months ended September 30, 2012, six private residential collateralized mortgage obligations were determined to be other-than-temporarily impaired. The Company recorded $14,000 and $52,000 in impairments on private residential collateralized mortgage obligations not related to credit losses through other comprehensive income rather than earnings for the three and nine months ended September 30, 2012, respectively. The average prepayment rate and discount interest rate used in the valuations of the present value were 6.00% and 7.42%, respectively.

The following table summarizes activity related to the amount of other-than-temporary impairments on held to maturity securities during the nine months ended September 30, 2012:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other- Than- Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Additions:
Subsequent impairments	112	52	60

September 30, 2012	$2,547	$1,152	$1,395

Details of private residential collateralized mortgage obligation securities received in 2008 from the redemption-in-kind of the AMF Ultra Short Mortgage Fund (“Fund”) as of September 30, 2012 were as follows:

								Current Ratings
Type and Year of Issuance	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$845	$257	$258	$—	$64	$6	$654	1%	—	—	2%	97%
Prime	1,433	927	1,035	109	105	54	741	—	6%	3%	17%	74%

Totals	$2,278	$1,184	$1,293	$109	$169	$60	$1,395	—	5%	2%	14%	79%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level two valuation assumptions were used to determine the fair value of the held to maturity securities in the Fund.

The following table summarizes the amortized cost and fair value of securities pledged as collateral for the following obligations as of September 30, 2012:

	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon State to secure public deposits	$54,560	$57,239
Federal Reserve Bank to secure borrowings	6,005	6,036
Repurchase agreements	18,547	18,690

Total	$79,112	$81,965

NOTE 8. Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At September 30, 2012 and December 31, 2011, the Company was required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. At September 30, 2012 and December 31, 2011, the Company had an investment in FHLB stock carried at a cost basis (par value) of $5.5 million.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Further, during the quarter ended September 30, 2012, the Federal Housing Finance Agency (“Finance Agency”) granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the nine months ended September 30, 2012 or September 30, 2011, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

NOTE 9. Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of North Pacific Bank in 1998 and Western Washington Bancorp in 2006. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit).

In accordance with ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

The first step of the goodwill impairment test is performed, when considered necessary, by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. No goodwill impairment charges were required for the year ended December 31, 2011. For the three and nine-months ended September 30, 2012, the Company’s qualitative assessment concluded that a two-step impairment test of goodwill was not necessary. Even though there was no goodwill impairment at September 30, 2012, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2012.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$22,083	$—	$22,083	$—
Municipal securities	39,939	—	39,939	—
Corporate securities	2,008	—	2,008	—
Mortgage backed securities and collateralized mortgage obligations - residential:
U.S Government-sponsored agencies	83,652	—	83,652	—

Total	$147,682	$—	$147,682	$—

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2012.

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$31,307	$—	$31,307	$—
Municipal securities	33,423	—	33,423	—
Corporate securities	8,097	—	8,097	—
Mortgage backed securities and collateralized mortgage obligations – residential
U.S Government-sponsored agencies	71,775	—	71,775	—

Total	$144,602	$—	$144,602	$—

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The tables below represent assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 and the year ended December 31, 2011 that were still held in the balance sheet at the end of such periods.

	Basis (1)	Fair Value at September 30, 2012
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended September 30, 2012	Net Losses Recorded in Earnings During the Nine Months Ended September 30, 2012
Impaired originated loans:
Commercial business	$13,131	$10,933	$—	$—	$10,933	$1,041	$1,361
One-to-four family residential	849	796	—	—	796	(23)	75
Real estate construction and land development	7,665	5,810	—	—	5,810	(62)	447

Total impaired originated loans	21,645	17,539	—	—	17,539	956	1,883
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	69	61	—	61	—	—	60
Other real estate owned	2,026	1,616	—	—	1,616	—	310

Total	$23,740	$19,216	$—	$61	$19,155	$956	$2,253

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

	Basis (1)	Fair Value at December 31, 2011
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Year Ended December 31, 2011
Impaired originated loans:
Commercial business	$12,058	$9,741	$—	$—	$9,741	$1,656
One-to-four family residential	835	648	—	—	648	187
Real estate construction and land development	13,600	11,633	—	—	11,633	2,677

Total impaired originated loans	26,493	22,022	—	—	22,022	4,520
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	191	106	—	106	—	98
Other real estate owned	594	494	—	—	494	99

Total	$27,278	$22,622	$—	$106	$22,516	$4,717

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated.

	September 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$9,620	Market approach	Adjustment for differences between the comparable sales	1.6% - 100.0% (29.2%)
Other real estate owned	$1,616	Market approach	Adjustment for differences between the comparable sales	16.2%-31.0% (18.5%)

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

	September 30, 2012
		Fair Value Measurements Using:
	Carrying Value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$34,257	$34,257	$34,257	$—	$—
Interest earning deposits	82,648	82,648	82,648	—	—
Investment securities available for sale	147,682	147,682	—	147,682	—
Investment securities held to maturity	10,833	11,773	—	11,773	—
FHLB stock	5,545	N/A	N/A	—	—
Loans held for sale	1,411	1,411	—	—	1,411
Loans receivable, net of allowance	1,006,023	1,025,402	—	—	1,025,402
Accrued interest receivable	5,178	5,178	13	871	4,294

	September 30, 2012
		Fair Value Measurements Using:
	Carrying Value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	$838,574	$837,575	$837,575	$—	$—
Certificate of deposit accounts	295,126	297,766	—	—	297,766

Total deposits	$1,133,700	$1,135,341	$837,575	$—	$297,766

Securities sold under agreement to repurchase	$22,889	$22,889	$22,889	$—	$—
Accrued interest payable	$122	$122	$19	$—	$103

	December 31, 2011
	Carrying Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$30,193	$30,193
Interest earning deposits	93,566	93,566
Investment securities available for sale	144,602	144,602
Investment securities held to maturity	12,093	12,881
FHLB stock	5,594	N/A
Loans held for sale	1,828	1,828
Loans receivable, net of allowance	1,004,480	1,027,495
Accrued interest receivable	5,117	5,117

Financial Liabilities:
Deposits:
Non-interest deposits, NOW accounts, money market accounts, savings accounts	$806,440	$806,440
Certificate of deposit accounts	329,604	331,618

Total deposits	$1,136,044	$1,138,058

Securities sold under agreement to repurchase	$23,091	$23,091
Accrued interest payable	$180	$180

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

NOTE 11. Definitive Agreement

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire Northwest Commercial Bank (“NCB”) headquartered in Lakewood, Washington for cash consideration of $3.0 million, or $5.50 per share. Pursuant to the agreement, the NCB shareholders have the ability to potentially receive additional consideration based on an earn-out structure, which could provide an additional $1.8 million, or $3.34 per NCB share. Prior to the closing of the transaction, NCB will redeem its outstanding preferred stock of approximately $2.0 million issued to the U.S. Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan.

The boards of the Company, Heritage Bank and NCB unanimously approved the acquisition, which is also subject to approval by NCB’s shareholders, as well as regulatory approvals and other customary conditions of closing. The acquisition will be accounted for under the acquisition method of accounting. Upon closing of the transaction, which is anticipated to take place in the fourth quarter of 2012, NCB will be merged with and into Heritage Bank. As of September 30, 2012, the Company had incurred $179,000 of costs related to this acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2012. The information contained in this section should be read with the unaudited condensed consolidated financial statements and its accompanying notes, and the December 31, 2011 audited consolidated financial statements and its accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At September 30, 2012, we had total assets of $1.37 billion and total stockholders’ equity of $202.2 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover probable credit losses in its loan portfolio. Additionally, net income is affected by non-interest income and non-interest expenses. For the three and nine months ended September 30, 2012, non-interest income consisted of gains on the sale of loans, service charges on deposits, merchant Visa income (net), change in the FDIC indemnification asset and other operating income. Non-interest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to shareholders was $0.19 per diluted common share for the three months ended September 30, 2012 compared to $0.12 per diluted common share for the three months ended September 30, 2011. Net income for the three months ended September 30, 2012 was $2.9 million compared to net income of $1.8 million for the same period in 2011. The increase was primarily the result of a $2.4 million decrease in the provision for loan losses and a $1.3 million increase in non-interest income partially offset by a $1.3 million decrease in net interest income and a $718,000 increase in non-interest expense.

Net income available to shareholders was $0.67 per diluted common share for the nine months ended September 30, 2012 compared to $0.27 per diluted common share for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $10.2 million compared to net income of $4.3 million for the same period in 2011. The increase was primarily the result of a $9.8 million decrease in the provision for loan losses and a $2.1 million increase in non-interest income partially offset by a $530,000 increase in non-interest expense and a $2.2 million decrease in net interest income.

The Company’s efficiency ratio increased to 71.5% for the three months ended September 30, 2012 from 67.2% for the three months ended September 30, 2011, partially as a result of the decrease in net interest income. The Company’s efficiency ratio increased to 69.9% for the nine months ended September 30, 2012 from 68.8% for the nine months ended September 30, 2011, partially as a result of the decrease in net interest income. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced by the current efficiency ratio. Expenses are expected to be more in line with revenue when these growth strategies begin producing long term results. The efficiency ratio consists of non-interest expense divided by the sum of net interest income before provision for loan losses plus non-interest income.

Net Interest Income

Net interest income decreased $1.3 million, or 7.8%, to $16.0 million for the three months ended September 30, 2012, compared with $17.3 million for the same period in 2011. Net interest income decreased $2.2 million, or 4.3%, to $48.9 million for the nine months ended September 30, 2012, compared with $51.1 million for the same period in 2011. The decrease in net interest income for both the three and nine months ended September 30, 2012 was primarily a result of a decrease in the net interest margin. Net interest income as a percentage of average earning assets (net interest margin) for the three months ended September 30, 2012, decreased 37 basis points to 5.10% from 5.47% for the same period in 2011. The net interest margin for the nine months ended September 30, 2012, decreased 26 basis points to 5.23% from 5.49% for the same period in 2011. The decrease in net interest margin for the both the three and nine months ended September 30, 2012 was primarily due to decreased loan yields partially offset by decreased costs of interest bearing deposits. The net interest spread for the three months ended September 30, 2012 decreased to 4.97% from 5.30% for the same period in 2011. The net interest spread for the nine months ended September 30, 2012 decreased to 5.09% from 5.31% for the same period in 2011.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$999,915	$16,181	6.44%	$988,783	$17,850	7.16%
Taxable securities	122,325	525	1.71	134,213	792	2.34
Nontaxable securities	38,695	274	2.81	25,784	214	3.30
Interest earning deposits and Federal funds sold	77,077	51	0.26	99,559	65	0.26
FHLB stock	5,590	—	—	5,594	—	—

Total interest earning assets	$1,243,602	$17,031	5.45	$1,253,933	$18,921	5.99
Non-interest earning assets	107,403			102,420

Total assets	$1,351,005			$1,356,353

Interest Bearing Liabilities:
Certificates of deposit	$301,289	$709	0.94	$351,123	$1,035	1.17
Savings accounts	113,096	46	0.16	101,080	80	0.32
Interest bearing demand and money market accounts	467,488	306	0.26	463,443	489	0.42

Total interest bearing deposits	881,873	1,061	0.48	915,646	1,604	0.70
FHLB advances and other borrowings	—	—	—	—	—	—
Securities sold under agreement to repurchase	15,999	15	0.36	19,015	18	0.39

Total interest bearing liabilities	$897,872	$1,076	0.48%	$934,661	$1,622	0.69%

Demand and other non-interest bearing deposits	242,478			208,666
Other non-interest bearing liabilities	8,605			6,170
Stockholders’ equity	202,050			206,856

Total liabilities and stockholders’ equity	$1,351,005			$1,356,353

Net interest income		$15,955			$17,299

Net interest spread			4.97%			5.30%
Net interest margin			5.10%			5.47%
Average interest earning assets to average interest bearing liabilities			138.51%			134.16%

(1)	Annualized

	For the Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$996,712	$49,664	6.66%	$978,011	$53,252	7.28%
Taxable securities	123,389	1,781	1.93	129,579	2,223	2.29
Nontaxable securities	36,768	797	2.90	23,624	592	3.35
Interest earning deposits and Federal funds sold	84,397	167	0.26	105,621	206	0.26
FHLB stock	5,593	—	—	5,594	—	—

Total interest earning assets	$1,246,859	$52,409	5.61	$1,242,429	$56,273	6.06
Non-interest earning assets	104,660			103,871

Total assets	$1,351,519			$1,346,300

Interest Bearing Liabilities:
Certificates of deposit	$311,546	$2,376	1.02	$360,743	$3,345	1.24
Savings accounts	111,357	162	0.19	102,600	300	0.39
Interest bearing demand and money market accounts	466,569	963	0.28	450,681	1,516	0.45

Total interest bearing deposits	889,472	3,501	0.53	914,024	5,161	0.75
FHLB advances and other borrowings	—	—	—	—	—	—
Securities sold under agreement to repurchase	17,992	49	0.36	19,166	61	0.42

Total interest bearing liabilities	$907,464	$3,550	0.52%	$933,190	$5,222	0.75%

Demand and other non-interest bearing deposits	232,301			199,853
Other non-interest bearing liabilities	7,729			7,669
Stockholders’ equity	204,025			205,588

Total liabilities and stockholders’ equity	$1,351,519			$1,346,300

Net interest income		$48,859			$51,051

Net interest spread			5.09%			5.31%
Net interest margin			5.23%			5.49%
Average interest earning assets to average interest bearing liabilities			137.40%			133.14%

(1)	Annualized

Total interest income decreased $1.9 million, or 10.0%, to $17.0 million for the three months ended September 30, 2012, from $18.9 million for the three months ended September 30, 2011. Total interest income decreased $3.9 million, or 6.9%, to $52.4 million for the nine months ended September 30, 2012, from $56.3 million for the nine months ended September 30, 2011. The decrease in interest income for both the three and nine months ended September 30, 2012 was primarily due to lower yields on interest earning assets.

The balance of average interest earning assets (including nonaccrual loans) decreased $10.3 million, or 0.8%, to $1.24 billion for the three months ended September 30, 2012, from $1.25 billion for the three months ended September 30, 2011. The balance of average interest earning assets (including nonaccrual loans) increased $4.4 million, or 0.4%, to $1.25 billion for the nine months ended September 30, 2012, from $1.24 billion for the nine months ended September 30, 2011. The decrease in average interest earning assets for the three months ended September 30, 2012 was primarily due to a decrease in interest earning deposits. The increase in average interest earning asset for the nine months ended September 30, 2012 was primarily due to an increase in originated loans.

The yield on total interest earning assets decreased 54 basis points from 5.99% for the three months ended September 30, 2011 to 5.45% for the three months ended September 30, 2012. The yield on total interest earning assets decreased 45 basis points from 6.06% for the nine months ended September 30, 2011 to 5.61% for the nine months ended September 30, 2012. The effect of discount accretion on loan yields for the three months ended September 30, 2012 and September 30, 2011 was approximately 61 basis points and 91 basis points, respectively. The effect of discount accretion on loan yields for the nine months ended September 30, 2012 and

September 30, 2011 was approximately 64 basis points and 88 basis points, respectively. For the three months ended September 30, 2012 and September 30, 2011, originated nonaccruing loans reduced the yield earned on loans by approximately eight basis points and 13 basis points, respectively. For the nine months ended September 30, 2012 and September 30, 2011, originated nonaccruing loans reduced the yield earned on loans by approximately nine basis points and 15 basis points, respectively. Originated nonaccrual loans totaled $15.7 million at September 30, 2012 as compared to $25.8 million at September 30, 2011.

Total interest expense decreased by $546,000, or 33.7%, to $1.1 million for the three months ended September 30 2012 from $1.6 million for the three months ended September 30, 2011. Total interest expense decreased by $1.7 million, or 32.0%, to $3.6 million for the nine months ended September 30, 2012 from $5.2 million for the nine months ended September 30, 2011. The decrease in interest expense for both the three and nine months was primarily attributable to lower average rates on interest bearing liabilities and to a lesser extent lower average balances of interest bearing liabilities.

The average cost of interest bearing liabilities decreased 21 basis points to 0.48% for the three months ended September 30, 2012 from 0.69% for the three months ended September 30, 2011. Total average interest bearing liabilities decreased by $36.8 million, or 3.9%, to $897.9 million for the three months ended September 30, 2012 from $934.7 million for the three months ended September 30, 2012. The average cost of interest bearing liabilities decreased 23 basis points to 0.52% for the nine months ended September 30, 2012 from 0.75% for the nine months ended September 30, 2011. Total average interest bearing liabilities decreased by $25.7 million, or 2.8%, to $907.5 million for the nine months ended September 30, 2012 from $933.2 million for the nine months ended September 30, 2012. The decreases in average interest bearing liabilities for both the three and nine months were due primarily to certificate of deposit runoff.

Deposit interest expense decreased $543,000, or 33.9%, to $1.1 million for the three months ended September 30, 2012 compared to $1.6 million for the same quarter last year. Deposit interest expense decreased $1.7 million, or 32.2%, to $3.5 million for the nine months ended September 30, 2012 compared to $5.2 million for the same period in 2011. Due to the low interest rate environment the decrease in deposit interest expense for both the three and nine months ended September 30 2012 is primarily a result of a 22 and 23 basis point decrease in the average cost of interest-bearing deposits, respectively, and to a lesser extent the certificate of deposit runoff.

Provision for Loan Losses

The provision for loan losses decreased $2.4 million, or 74.9%, to $807,000 for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011. The provision for loan losses decreased $9.8 million, or 88.1%, to $1.3 million for the nine months ended September 30, 2012 from $11.1 million for the nine months ended September 30, 2011.

There was a $215,000 and $415,000 provision for loan losses on originated loans for the three and nine months ended September 30, 2012, respectively, compared to $395,000 and $5.0 million for the three and nine months ended September 30, 2011, respectively. The Banks had net charge-offs on originated loans of $525,000 for the three months ended September 30, 2012 compared to $19,000 for the three months ended September 30, 2011. The ratio of net charge-offs to average total originated loans outstanding was 0.24% for the three months ended September 30, 2012 and insignificant for the three months ended September 30, 2011. The Banks had net charge-offs on originated loans of $2.2 million for the nine months ended September 30, 2012 compared to $4.7 million for the nine months ended September 30, 2011. The ratio of net charge-offs to average total originated loans outstanding was 0.26% for the nine months ended September 30, 2012 and 0.59% for the nine months ended September 30, 2011.

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $1.8 million, or 8.0%, to $20.5 million at September 30, 2012 from $22.3 million at December 31, 2011. As of September 30, 2012, the Banks identified $30.9 million of impaired originated loans, which includes $15.3 million of restructured originated performing loans. Of those impaired loans, $12.8 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $18.1 million have related allowances for credit losses totaling $5.1 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $20.5 million at September 30, 2012 (2.35% of total originated loans and 149.94% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the three months ended September 30, 2012 totaled $592,000 compared to $2.8 million for the three months ended September 30, 2011. The provision for loan losses on purchased loans for the nine months ended September 30, 2012 totaled $902,000 compared to $6.1 million for the nine months ended September 30, 2011. The reduction in provision expense for both the three and nine months periods was due substantially to less significant decreases in the estimated cash flows in certain pools of acquired loans compared to more significant decreases in such cash flow estimates in prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.

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

Non-Interest Income

Total non-interest income increased $1.3 million, or 538.9%, to $1.5 million for the three months ended September 30, 2012 compared to $239,000 for the same period in 2011. Total non-interest income increased $2.1 million, or 61.7%, to $5.5 million for the nine months ended September 30, 2012 compared to $3.4 million for the same period in 2011. The increase for the three and nine months ended September 30, 2012 was due substantially to the effects of the reduction in the amount of change in the FDIC indemnification asset. The change in FDIC indemnification asset was $(492,000) for the three months ended September 30, 2012 compared to $(1.7) million during the same period in 2011. The change in FDIC indemnification asset was $(687,000) for the nine months ended September 30, 2012 compared to $(2.6) million during the same period in 2011. Merchant Visa income and merchant Visa expense are now reported net in non-interest income (merchant Visa expense was previously reported as non-interest expense). For comparability purposes, prior year amounts have also been netted.

Non-Interest Expense

Non-interest expense increased $718,000, or 6.1%, to $12.5 million during the quarter ended September 30, 2012 compared to $11.8 million for the quarter ended September 30, 2011. Non-interest expense increased $530,000, or 1.4%, to $38.0 million during the nine months ended September 30, 2012 compared to $37.4 million for the nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 compared to the same period in the prior year was primarily the result of the following: increased salaries and benefits expense of $729,000, increased occupancy and equipment of $131,000 and increased professional services of $225,000; and was partially offset by a $139,000 decrease in Federal deposit insurance premium. The increase in salaries and benefits expense was due primarily to increased incentive compensation as well as new deferred compensation arrangements. The increase in professional services is substantially due to costs incurred during the quarter ended September 30, 2012 relating to the proposed acquisition of Northwest Commercial Bank. The acquisition is expected to close during the quarter ending December 31, 2012 subject to regulatory approval and the approval of Northwest Commercial Bank’s shareholders. The increase for the nine months ended September 30, 2012 compared to the same period in the prior year was primarily the result of the following: increased salaries and employee benefits expense of $1.5 million, increased occupancy and equipment expense of $183,000 and increased professional services of $360,000; partially offset by a $489,000 decrease in Federal deposit insurance premium, a $109,000 decrease in data processing expense, a $109,000 decrease in other real estate owned (net) expense and a $331,000 decrease in other loan expense.

Income Tax Expense

The provision for income taxes increased by $608,000, or 86.7%, to $1.3 million for the three months ended September 30, 2012 from $701,000 for the three months ended September 30, 2011. The Company’s effective tax rate was 31.4% for the three months ended September 30, 2012 compared to 27.6% for the same period in 2011. The provision for income taxes increased by $3.2 million, or 200.6%, to $4.8 million for the nine months ended September 30, 2012 from $1.6 million for the nine months ended September 30, 2011. The Company’s effective tax rate was 32.1% for the nine months ended September 30, 2012 compared to 27.3% for the same period in 2011. The increase in the Company’s effective tax rate for both the three and nine months ended September 30, 2012 is due substantially to an increase in taxable income for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, which caused nontaxable interest income on municipal securities to represent a smaller percentage of income before income taxes.

Financial Condition Data

Total assets were $1.37 billion as of September 30, 2012, relatively unchanged from December 31, 2011. Decreases in interest earning deposits and purchased loans receivable were primarily offset by an increase in originated loans receivable. For the same period, net loans, which excludes loans held for sale, but are net of the allowance for loan losses, remained unchanged at $1.00 billion, reflecting an increase of $1.5 million, or 0.2% due substantially to an increase in originated loans of $35.8 million offset by a decrease of $34.3 million in purchased loans. Deposits decreased by $2.3 million, or 0.2%, to $1.13 billion as of September 30, 2012 compared to $1.14 billion as of December 31, 2011. Securities sold under agreement to repurchase decreased $202,000, or 0.9%, to $22.9 million as of September 30, 2012 from $23.1 million as of December 31, 2011 primarily due to decreases in customer balances.

Total stockholders’ equity decreased by $276,000, or 0.1%, to $202.2 million as of September 30, 2012 from $202.5 million at December 31, 2011 as a result of net income of $10.2 million and stock compensation and earned ESOP in the amount of $997,000, which was partially offset by common stock cash dividends of $6.4 million and common stock repurchased of $5.3 million. The Company’s capital position remains strong at 14.8% of total assets as of September 30, 2012, unchanged from December 31, 2011.

Lending Activities

As indicated in the table below, total loans receivable (not including loans held for sale) increased $235,000, or 0.02%, to $1.04 billion at September 30, 2012 and were relatively unchanged from December 31, 2011. Total originated loans (not including loans held for sale) increased $34.0 million, or 4.1%, to $872.0 million at September 30, 2012 from $837.9 million at December 31, 2011.

	At September 30, 2012	% of Total	At December 31, 2011	% of Total
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$280,513	32.2%	$273,590	32.6%
Owner-occupied commercial real estate	191,798	22.0	166,881	19.9
Non-owner occupied commercial real estate	256,670	29.4	251,049	30.0

Total commercial business	728,981	83.6	691,520	82.5
One-to-four family residential mortgages	39,431	4.5	37,960	4.5
Real estate construction and land development:
One-to-four family residential	25,045	2.9	22,369	2.7
Multifamily residential and commercial properties	50,442	5.8	54,954	6.6

Total real estate construction and land development	75,487	8.7	77,323	9.3
Consumer	29,976	3.4	32,981	3.9

Gross originated loans receivable	873,875	100.2	839,784	100.2
Less: deferred loan fees	(1,916)	(0.2)	(1,860)	(0.2)

Total originated loans	871,959	100.0%	837,924	100.0%

Purchased covered loans	93,142		109,357
Purchased non-covered loans	70,529		88,114

Total loans receivable, net of deferred loan fees	$1,035,630		$1,035,395

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2012	At December 31, 2011
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$7,162	$8,266
One-to-four family residential	425	—
Real estate construction and land development	8,008	14,947
Consumer	87	125

Total nonaccrual originated loans (1)(2)	15,682	23,338

Other noncovered real estate owned	7,025	3,710

Total nonperforming originated assets	$22,707	$27,048

Restructured originated performing loans:
Commercial business	$14,473	$12,606
One-to-four family residential	424	835
Real estate construction and land development	362	364
Consumer	19	—

Total restructured originated performing loans(3)	$15,278	$13,805
Accruing originated loans past due 90 days or more(4)	500	1,328
Potential problem originated loans(5)	29,374	29,742
Allowance for loan losses on originated loans	20,533	22,317
Nonperforming originated loans to total originated loans(6)	1.57%	2.57%
Allowance for loan losses on originated loans to total originated loans	2.35%	2.66%
Allowance for loan losses on originated loans to nonperforming originated loans(6)	149.94%	103.52%
Nonperforming originated assets to total originated assets(6)	1.72%	2.14%

(1)	$10.0 million and $11.7 million of nonaccrual originated loans were considered TDRs at September 30, 2012 and December 31, 2011, respectively.
(2)	$2.0 million and $1.8 million of nonaccrual originated loans were guaranteed by government agencies at September 30, 2012 and December 31 2011, respectively.
(3)	$461,000 and $592,000 of restructured originated performing loans were guaranteed by government agencies at September 30, 2012 and December 31, 2011, respectively.
(4)	There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at September 30, 2012 and there were $6,000 accruing originated loans past due 90 days or more that were guaranteed by government agencies at December 31, 2011.
(5)	$3.1 million and $2.8 million of potential problem originated loans were guaranteed by government agencies at September 30, 2012 and December 31, 2011, respectively.
(6)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets decreased to $22.7 million, or 1.72% of total originated assets, at September 30, 2012 from $27.0 million, or 2.14% of total originated assets, at December 31, 2011 due to a decrease in nonperforming originated loans which was partially offset by an increase in other real estate owned. During the nine months ended September 30, 2012, there were $3.9 million in charge-offs of originated loans of which $2.6 million related to nonperforming commercial business loans and $920,000 related to nonperforming real estate construction and land development loans. In addition, nonperforming loan balances totaling $5.0 million were transferred to other real estate owned during the nine months ended September 30, 2012. Restructured originated performing loans as of September 30, 2012 and December 31, 2011 were $15.3 million and $13.8 million, respectively. Potential problem originated loans as of September 30, 2012 and December 31, 2011 were $29.4 million and $29.7 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the borrower’s financial information causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

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

The following table provides information regarding changes in our allowance for originated loan losses at and for the indicated periods:

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Originated loans outstanding at end of period	$871,959	$802,941	$871,959	$802,941
Average originated loans receivable during period	857,212	805,474	851,174	792,939
Allowance for originated loan losses at beginning of period	20,843	22,011	22,317	22,062
Provision for loan losses on originated loans	215	395	415	4,985
Charge offs:
Commercial business	(363)	—	(2,555)	(2,466)
One-to-four family residential	(94)	—	(170)	(15)
Real estate construction and land development	—	—	(920)	(2,948)
Consumer	(131)	(43)	(238)	(160)

Total charge offs	(588)	(43)	(3,883)	(5,589)

Recoveries:
Commercial business	57	17	1,533	807
Real estate construction and land development	—	—	125	103
Consumer	6	7	26	19

Total recoveries	63	24	1,684	929

Net charge offs	(525)	(19)	(2,199)	(4,660)

Allowance for originated loan losses at end of period	$20,533	$22,387	$20,533	$22,387

Allowance for originated loan losses to total originated loans receivable	2.35%	2.79%	2.35%	2.79%
Ratio of net charge offs during period to average originated loans receivable	(0.06)%	(0.00)%	(0.26)%	(0.59)%

The allowance for loan losses for originated loans at September 30, 2012 decreased $1.8 million to $20.5 million from $22.3 million at December 31, 2011. The decrease was substantially due to net charge-offs of $2.2 million during the nine months ended September 30, 2012, which was partially offset by a provision for originated loan losses of $415,000. Nonperforming originated loans to total originated loans decreased to 1.57% at September 30, 2012 from 2.57% at December 31, 2011 and the allowance for originated loan losses to nonperforming originated loans increased to 149.94% at September 30, 2012 from 103.52% at December 31, 2011. Potential problem originated loans decreased $368,000 to $29.4 million at September 30, 2012 from $29.7 million at December 31, 2011. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at September 30, 2012.

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

As indicated in the table below, total deposits increased slightly and were $1.1 billion at both September 30, 2012 and December 31, 2011.

	September 30, 2012	% of Total	December 31, 2011	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$248,937	22.0%	$230,993	20.4%
NOW accounts	295,715	26.1	304,818	26.8
Money market accounts	173,362	15.3	166,913	14.7
Savings accounts	120,561	10.6	103,716	9.1

Total non-maturity deposits	838,575	74.0	806,440	71.0
Certificate of deposit accounts	295,125	26.0	329,604	29.0

Total deposits	$1,133,700	100.0%	$1,136,044	100.0%

Since December 31, 2011, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $32.1 million to $838.6 million and certificate of deposit accounts have decreased $34.5 million to $295.1 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 26.0% at September 30, 2012 from 29.0% at December 31, 2011.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Banks are utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2012, the Banks had securities sold under agreement to repurchase totaling $22.9 million, a decrease of $202,000 from $23.1 million at December 31, 2011.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2012, cash and cash equivalents totaled $116.9 million, or 8.6% of total assets, and the fair value of investment securities classified as either available for sale or classified as held to maturity with maturities of one year or less amounted to $148.2 million, or 10.8% of total assets. At September 30, 2012, the Banks maintained an uncommitted credit facility with the FHLB of Seattle for $156.2 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco for $59.5 million. The Banks also maintain advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $57.8 million as of September 30, 2012. There were no borrowings outstanding other than repurchase agreements as of September 30, 2012.

Stockholders’ equity at September 30, 2012 was $202.2 million compared with $202.5 million at December 31, 2011. During the nine months ended September 30, 2012, the Company realized net income of $10.2 million, recorded stock compensation and earned ESOP totaling $997,000, recorded $175,000 in other comprehensive income, paid common stock dividends of $6.4 million and repurchased $5.3 million of common stock.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank and Central Valley Bank are federally insured institutions and thereby subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of September 30, 2012 and December 31, 2011, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements				Actual
	$	%	$		%		$	%
	(Dollars in thousands)
As of September 30, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$39,997	3.0%	$	N/A	N/A	%	$186,126	14.0%
Tier 1 capital to risk-weighted assets	38,898	4.0		N/A	N/A		186,126	19.1
Total capital to risk-weighted assets	77,795	8.0		N/A	N/A		198,497	20.4
Heritage Bank
Tier 1 leverage capital to average assets	35,203	3.0		58,672	5.0		152,378	13.0
Tier 1 capital to risk-weighted assets	33,559	4.0		50,338	6.0		152,378	18.2
Total capital to risk-weighted assets	67,117	8.0		83,896	10.0		163,061	19.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,873	3.0		8,122	5.0		17,739	10.9
Tier 1 capital to risk-weighted assets	5,325	4.0		7,987	6.0		17,739	13.3
Total capital to risk-weighted assets	10,650	8.0		13,313	10.0		19,423	14.6
As of December 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,431	3.0%	$	N/A	N/A	%	$186,253	13.8%
Tier 1 capital to risk-weighted assets	39,231	4.0		N/A	N/A		186,253	19.0
Total capital to risk-weighted assets	78,461	8.0		N/A	N/A		198,743	20.3
Heritage Bank
Tier 1 leverage capital to average assets	35,443	3.0		59,071	5.0		148,423	12.6
Tier 1 capital to risk-weighted assets	34,601	4.0		51,901	6.0		148,423	17.2
Total capital to risk-weighted assets	69,201	8.0		86,501	10.0		159,447	18.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,975	3.0		8,291	5.0		16,754	10.1
Tier 1 capital to risk-weighted assets	4,608	4.0		6,912	6.0		16,754	14.5
Total capital to risk-weighted assets	9,216	8.0		11,521	10.0		18,214	15.8

On June 7, 2012, the Federal banking regulatory agencies published notices of proposed rulemakings that would revise and replace the current capital requirements with new minimum capital requirements and certain additional proposed changes would affect the capital ratio requirements. The proposed rules would implement the “Basel III” regulatory capital reforms released by the Basel Committee on Banking Supervision and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The proposed rules were subject to a comment period through September 7, 2012 and although the comment period has expired, the rules have not yet been finalized. Therefore, it is uncertain whether the proposed rules will be effective in the form proposed or modified in response to comments, including delay of the effective date or other changes that may have a material impact upon the proposed rules and their application to our subsidiary Banks. Considering the form proposed, the subsidiary Banks’ existing capital levels are above the Basel III capital levels. Additionally, the Banks do not expect our ratios to change significantly as a result of the proposed rules.

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. During the nine months ended September 30, 2012, the Company’s Board of Directors declared dividends totaling $0.42 per share. Additionally, on October 30, 2012, the Company’s Board of Directors declared a dividend of $0.08 per share payable on November 21, 2012, to shareholders of record on November 9, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the nine months ended September 30, 2012, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved the ninth stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. During the quarter ended September 30, 2012, the Company did not repurchase shares under the ninth stock repurchase plan. In total, the Company repurchased 590,832 shares at an average price of $12.83 per share under this plan. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares or approximately 757,000 shares. No shares have been repurchased under this plan

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	—	$—	6,608,448	191,168
August 1, 2012 – August 31, 2012	552	$13.90	6,608,448	191,168
September 1, 2012 – September 30, 2012	33	$15.03	6,608,448	191,168

Total	585	$13.87	6,608,448	191,168

(1)	Common shares repurchased by the Company between July 1, 2012 and September 30, 2012 included the cancellation of 585 shares of restricted stock to pay withholding taxes at an average price of $13.87.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

2.1	Purchase and Assumption Agreement for Cowlitz Bank Transaction(1)

2.2	Purchase and Assumption Agreement for Pierce Commercial Bank Transaction (2)

3.1	Articles of Incorporation(3)

3.2	Bylaws of the Company(4)

4.2	Warrant for purchase(5)

10.1	1998 Stock Option and Restricted Stock Award Plan(6)

10.2	1997 Stock Option and Restricted Stock Award Plan(7)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(8)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(9)

10.5	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010(10)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(11)

10.7	Annual Incentive Compensation Plan(14)

10.8	2010 Omnibus Equity Plan(13)

10.9	Deferred Compensation Plan and Participation Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.10	Employment Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.11	Change in Control Agreement by and between Heritage Bank and Gregory D. Patjens (15)

14.0	Code of Ethics and Conduct Policy(12)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements(16)

(1)	Incorporated by reference to the Current Report on Form 8-K dated August 5, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 12, 2010.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendments being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Reports on Form 8-K dated November 25, 2008 and May 14, 2010.
(4)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(5)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(10)	Incorporated by reference to the Current Report on Form 8-K dated December 3, 2010.
(11)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(12)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(13)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(14)	Incorporated by reference to the Yearly Report on Form 10-K dated March 2, 2010.
(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: November 7, 2012	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2012	/s/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements