Form 10-K
period 2012-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2013-03-06
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $204,600,054 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2012.

The registrant had 15,117,253 shares of common stock outstanding as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION

FORM 10-K

December 31, 2012

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

In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A. Washington State Bank, N.A. was merged into Heritage Bank on the date of acquisition. Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010. On September 14, 2012, the Company announced that it had entered into a definitive agreement along with Heritage Bank, to acquire Northwest Commercial Bank (“NCB”), a full service commercial bank headquartered in Lakewood, Washington that operated two branch locations in Washington State (“Northwest Commercial Acquisition”). The acquisition of NCB was completed on January 9, 2013, at which time NCB was merged with and into Heritage Bank.

We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The deposits of the Banks are insured by the FDIC. Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-seven branch offices located in western Washington and the greater Portland, Oregon area. The number of branches includes an additional branch from the Northwest Commercial Acquisition which opened as a Heritage Bank branch on January 10, 2013. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

The Company was a participant in the U.S. Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, pursuant to which the Company sold (i) 24,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock at $13.04 per share for an aggregate purchase price of $24.0 million in cash. Effective December 22, 2010, the Company redeemed all of the Series A Preferred Stock held by the Treasury. Effective August 17, 2011, the Company repurchased the

Warrant and has no other obligations under TARP. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Market Areas

We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and Central Valley Bank. Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-seven branch offices, including the branch acquired in the Northwest Commercial Acquisition, located in western Washington and the greater Portland, Oregon area. Mortgage loan operations are performed in one office located in Thurston County. Central Valley Bank operates six full service offices, with five in Yakima County and one in Kittitas County.

Lending Activities

General.     Lending activities are conducted through Heritage Bank and Central Valley Bank. Our focus is on commercial business lending. We also originate consumer loans, real estate construction and land development loans and one-to-four family residential loans. Most of our one-to-four family residential loans are originated for sale in the secondary market, although some of these loans are retained in our loan portfolio. Commercial and industrial loans, including owner occupied commercial real estate loans, totaled $465.7 million, or 53.3% of total originated loans, as of December 31, 2012 and $440.5 million, or 52.5% of total originated loans, as of December 31, 2011 and non-owner occupied commercial real estate totaled $265.8 million, or 30.4% of total originated loans, as of December 31, 2012 and $251.0 million, or 30.0% of total originated loans, as of December 31, 2011. One-to-four family residential loans totaled $38.8 million, or 4.4% of total originated loans, at December 31, 2012, and $38.0 million, or 4.5% of total originated loans, at December 31, 2011. Real estate construction and land development loans totaled $77.3 million, or 8.8% of total originated loans, at December 31, 2012, and $77.3 million, or 9.3% of total originated loans, at December 31, 2011.

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

	December 31,
	2012		2011		2010		2009		2008
	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial(1)(2)	$465,734	53.3%	$440,471	52.5%	$392,301	52.8%	$408,622	52.8%	$410,657	50.9%
Non-owner occupied commercial real estate(1)	265,835	30.4	251,049	30.0	221,739	29.9	194,613	25.2	190,706	23.5

Total commercial business	731,569	83.7	691,520	82.5	614,040	82.7	603,235	78.0	601,363	74.4
One-to-four family residential(3)	38,848	4.4	37,960	4.5	47,505	6.5	53,623	7.0	57,231	7.1
Real estate construction and land development:
One-to-four family residential	25,175	2.9	22,369	2.7	29,377	4.0	46,060	6.0	71,159	8.8
Five or more family residential and commercial properties	52,075	5.9	54,954	6.6	28,588	3.8	49,665	6.4	59,572	7.3

Total real estate construction and land development(4)	77,250	8.8	77,323	9.3	57,965	7.8	95,725	12.4	130,731	16.1
Consumer	28,914	3.3	32,981	3.9	23,832	3.2	21,261	2.8	21,255	2.6

Gross originated loans	876,581	100.2	839,784	100.2	743,342	100.2	773,844	100.2	810,580	100.2
Less: deferred loan fees	(2,096)	(0.2)	(1,860)	(0.2)	(1,323)	(0.2)	(1,597)	(0.2)	(1,854)	(0.2)

Total originated loans	$874,485	100.0%	$837,924	100.0%	$742,019	100.0%	$772,247	100.0%	$808,726	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)

During the year ended December 31, 2009 certain loan balances previously categorized as commercial business were reclassified as real estate construction and land development five or more family residential and commercial properties. The amounts reclassified were $33.2 million as of December 31, 2008.

(3)	Excludes loans held for sale of $1.7 million, $1.8 million, $764,000, $825,000, and $304,000 as of December 31, 2012, 2011, 2010, 2009, and 2008, respectively.
(4)	Balances are net of undisbursed loan proceeds.

The following table provides information about our purchased covered loan portfolio by type of loan for the years ended December 31, 2012, 2011 and 2010. There were no purchased covered loans for the years ended December 31, 2009 and 2008. These balances are the recorded investment balance and are prior to deduction for the allowance for loan losses.

	December 31,
	2012		2011		2010
	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans
	(Dollars in thousands)
Purchased Covered Loans:
Commercial business:
Commercial and industrial(1)	$60,577	68.6%	$76,674	70.1%	$92,265	71.7%
Non-owner occupied commercial real estate(1)	13,028	14.7	15,753	14.4	17,576	13.6

Total commercial business	73,605	83.3	92,427	84.5	109,841	85.3
One-to-four family residential	5,027	5.7	5,197	4.8	6,224	4.8
Real estate construction and land development:
One-to-four family residential	4,433	5.0	5,786	5.3	5,876	4.6

Total real estate construction and land development(2)	4,433	5.0	5,786	5.3	5,876	4.6
Consumer	5,265	6.0	5,947	5.4	6,774	5.3

Gross purchased covered loans	$88,330	100.0%	$109,357	100.0%	$128,715	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)	Balances are net of undisbursed loan proceeds.

The following table provides information about our purchased non-covered loan portfolio by type of loan for the years ended December 31, 2012, 2011 and 2010. There were no purchased non-covered loans for the years ended December 31, 2009 and 2008. These balances are the recorded investment balance and are prior to deduction for the allowance for loan losses.

	December 31,
	2012		2011		2010
	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans	Balance	% of Total Originated Loans
	(Dollars in thousands)
Purchased Non-Covered Loans:
Commercial business:
Commercial and industrial(1)	$37,974	59.2%	$52,659	59.8%	$77,815	59.4%
Non-owner occupied commercial real estate(1)	11,019	17.2	12,833	14.5	18,435	14.0

Total commercial business	48,993	76.4	65,492	74.3	96,250	73.4
One-to-four family residential	3,040	4.7	2,743	3.1	4,986	3.8
Real estate construction and land development:
One-to-four family residential	513	0.8	1,381	1.6	3,816	2.9
Five or more family residential and commercial properties	864	1.4	1,078	1.2	1,244	1.0

Total real estate construction and land development(2)	1,377	2.2	2,459	2.8	5,060	3.9
Consumer	10,713	16.7	17,420	19.8	24,753	18.9

Gross purchased non-covered loans	$64,123	100.0%	$88,114	100.0%	$131,049	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate
(2)	Balances are net of undisbursed loan proceeds.

The following table presents at December 31, 2012 (i) the aggregate contractual maturities of loans in the named categories of our originated loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	Over 1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$155,867	$186,047	$389,655	$731,569
Real estate construction and land development	61,821	11,076	4,353	77,250

Total	$217,688	$197,123	$394,008	$808,819

Fixed rate loans		$113,519	$157,606	$271,125
Variable or adjustable rate loans		83,604	236,402	320,006

Total		$197,123	$394,008	$591,131

Commercial Business Lending

We offer different types of commercial business loans. The types of commercial business loans offered are business lines of credit, term equipment financing and term owner-occupied commercial real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender.” Before extending credit to a business we inspect and examine the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.

At December 31, 2012 we had $731.6 million, or 83.7%, of our total originated loans receivable in commercial business loans with an average loan size of approximately $312,000.

We originate commercial real estate loans within our primary market areas with a preference for owner-occupied commercial real estate loans. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.10 times for five or more family residential loans and 1.15 times for commercial real estate loans. Cash flow coverage is calculated using an “underwriting” interest rate equal to the note rate plus 2%.

Commercial real estate loans typically involve a greater degree of risk than one-to-four family residential loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by determining the financial condition of the borrower, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review our commercial real estate loan portfolio annually for performance of individual loans, and stress-test loans for potential changes in interest rates, occupancy, and collateral values.

See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial business loans consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Item 1A. Risk Factors—Our non-owner occupied loan portfolio is concentrated in loans with a higher risk of loss—Our commercial real estate loans, which includes five or more family residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”

One-to-Four Family Residential Loans

The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. We generally sell a significant portion of our one-to-four family residential loans in the secondary market. Management determines to what extent we will retain or sell these loans and other fixed rate mortgages in order to control the Banks’ interest rate sensitivity position, growth and liquidity.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.”

Real Estate Construction and Land Development

We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands.

We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and priced with a variable rate of interest. We require builders to have tangible equity in each construction project and have prompt and thorough documentation of all draw requests, and we inspect the project prior to paying any draw requests.

See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our real estate construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate.”

Origination and Sales of One-to-Four Family Residential Loans

Consistent with our asset/liability management strategy, we sell a significant portion of our one-to-four family residential loans into the secondary market. Commitments to sell these mortgage loans generally are made during the period between the taking of the loan application and the closing of the mortgage loan. Most of these sale commitments are made on a “best efforts” basis whereby we are only obligated to sell the mortgage if the mortgage loan is approved and closed. As a result, management believes that market risk is minimal. In addition, some of our mortgage loan production is brokered to other lenders prior to funding.

When we sell mortgage loans, we typically sell the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced a minimal $49,000, $84,000 and $115,000 in mortgage loans for others as of December 31, 2012, 2011 and 2010, respectively.

The following table presents summary information concerning our origination and sale of our one-to-four family residential loans and the gains from the sale of loans.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
One-to-four family residential loans:
Originated(1)	$35,730	$23,865	$18,605	$34,183	$24,115
Sold	21,187	15,888	16,187	25,338	16,463
Gains on sales of loans, net(2)	$295	$285	$226	$288	$265

(1)	Includes loans originated for the purpose of inclusion in our loan portfolio or for the purpose of sale in the secondary market.
(2)	Excludes gains on sales of SBA loans.

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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$126,162	$138,118
Owner-occupied commercial real estate	2,151	2,328
Non-owner occupied commercial real estate	7,006	6,225

Total commercial business	135,319	146,671
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	4,662	4,247
Five or more family residential and commercial properties	26,301	15,305

Total real estate construction and land development	30,963	19,552
Consumer	34,525	37,251

Total outstanding commitments	$200,807	$203,474

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

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$5,492	$8,266	$10,667	$9,728	$1,176
One-to-four family residential	389	—	—	—	—
Real estate construction and land development	6,420	14,947	15,816	25,108	2,221
Consumer	157	125	—	—	—

Total nonaccrual originated loans(1)(2)	12,458	23,338	26,483	34,836	3,397

Noncovered other real estate owned	5,406	3,710	3,030	704	2,031

Total nonperforming originated assets	$17,864	$27,048	$29,513	$35,540	$5,428

Restructured originated performing loans:
Commercial business	$14,237	$12,606	$394	$425	$—
One-to-four family residential	422	835	—	—	—
Real estate construction and land development	361	364	—	—	—
Consumer	19	—	—	—	—

Total restructured originated performing loans(3)	$15,039	$13,805	$394	$425	$—
Accruing originated loans past due 90 days or more(4)	$214	$1,328	$1,313	$277	$664
Potential problem originated loans(5)	$28,270	$29,742	$56,088	$53,086	$43,061
Allowance for loan losses on originated loans	$19,125	$22,317	$22,062	$26,164	$15,423
Nonperforming originated loans to total originated loans(6)	1.28%	2.57%	3.14%	4.21%	0.42%
Allowance for loan losses on originated loans to total originated loans	2.19%	2.66%	2.97%	3.38%	1.91%
Allowance for loan losses on originated loans to nonperforming originated loans(6)	170.44%	103.52%	94.73%	79.34%	454.02%
Nonperforming originated assets to total originated assets(6)	1.39%	2.14%	2.38%	3.32%	0.57%

(1)

$9.3 million, $11.7 million, $8.7 million and $17.0 million of originated nonaccrual loans were considered troubled debt restructures at December 31, 2012, 2011, 2010 and 2009, respectively. There were no troubled debt restructures at December 31, 2008.

(2)

$1.2 million, $1.8 million, $3.2 million and $2.3 million of originated nonaccrual loans were guaranteed by government agencies at December 31, 2012, 2011, 2010 and 2009, respectively. There were no nonaccrual loans guaranteed by government agencies at December 31, 2008.

(3)

$679,000 and $592,000 of originated performing restructured loans were guaranteed by government agencies at December 31, 2012 and 2011. There were no originated performing restructured loans guaranteed by government agencies at December 31, 2010, 2009 and 2008.

(4)

There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at December 31, 2012, 2009, and 2008. $6,000 and $92,000 of accruing originated loans past due 90 days or more were guaranteed by government agencies at December 31, 2011 and 2010, respectively.

(5)

$3.2 million, $2.8 million, $5.4 million and $7.2 million of originated potential problem loans were guaranteed by government agencies at December 31, 2012, 2011, 2010 and 2009, respectively. There were no potential problem originated loans guaranteed by government agencies at December 31, 2008.

(6)	Excludes portions guaranteed by government agencies.

Nonaccrual Loans.    Our Consolidated Financial Statements are prepared on the accrual basis of accounting, including the recognition of interest income on our loan portfolio, unless a loan is placed on nonaccrual status. Loans are considered to be impaired and are placed on nonaccrual status when there are serious doubts about the collectability of principal or interest. Our policy is to place a loan on nonaccrual status when the loan becomes past due for 90 days or more, is less than fully collateralized, and is not in the process of collection. Payments received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected.

Nonaccrual originated loans decreased to $12.5 million, or 1.28% of total originated loans, at December 31, 2012 from $23.3 million, or 2.57% of total originated loans, at December 31, 2011 due to the loan resolution efforts of our credit department. During the year ended December 31, 2012, there were $3.9 million in net charge-offs of originated loans of which $2.1 million related to nonperforming commercial business loans and $1.2 million related to nonperforming real estate construction and land development loans. In addition, $7.4 million of loans were transferred to other real estate owned during the year ended December 31, 2012. This decrease in total nonperforming originated loans was partially offset by $1.3 million in additions to nonperforming originated loans which were outstanding as of December 31, 2012.

Nonperforming originated assets decreased to $17.9 million, or 1.39% of total originated assets, at December 31, 2012 from $27.0 million, or 2.14% of total originated assets, at December 31, 2011 due to a decrease in nonperforming originated loans discussed above offset partially by an increase in other real estate owned.

Originated restructured performing loans as of December 31, 2012 and December 31, 2011 were $15.0 million and $13.8 million, respectively. The increase in originated restructured performing loans was primarily due to the addition of 14 commercial and industrial loans that were modified during the year and were considered troubled debt restructured loans with an outstanding principal balance of $2.4 million at December 31, 2012.

Originated potential problem loans as of December 31, 2012 and December 31, 2011 were $28.3 million and $29.7 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Troubled Debt Restructured Loans.    A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to a borrower that it would not otherwise consider. The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. The interest rate reductions can be for a period of time or over the remainder of the life of the loan. We may also bifurcate troubled credits into a “good” loan and a “bad” loan, whereas the good loan continues to accrue under the modified terms. We perform bifurcations to limit potential losses. The remainders of the Banks’ TDRs are the result of converting revolving lines of credits to amortizing loans, changing amortizing loans to interest-only loans with balloon payments, or re-amortizing the loan over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Banks. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge-off the amount of forbearance if that amount is not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.

TDRs are considered impaired and are separately measured for impairment under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 310-10-35, whether on accrual or nonaccrual status. At December 31, 2012 and December 31, 2011, the balance of accruing TDRs was $15.0 million and $13.8 million, respectively. The related allowance for loan losses on the accruing TDRs was $2.1 million as of December 31, 2012 and $1.4 million as of December 31, 2011. At December 31, 2012, non-accruing TDRs were $9.3 million and had a related allowance for loan losses of $2.0 million. At December 31, 2011, non-accruing TDRs of $11.7 million had a related allowance for loan losses of $1.8 million.

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

Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. Originated potential problem loans decreased $1.5 million to $28.3 million at December 31, 2012 from $29.7 million at December 31, 2011.

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

The following table provides information regarding changes in our allowance for originated loan losses at and for the indicated periods:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Originated loans outstanding at end of period(1)	$874,485	$837,924	$742,019	$772,247	$808,726

Average originated loans receivable during period(1)	$855,923	$833,441	$717,159	$787,527	$795,752

Allowance for loan losses on originated loans at beginning of period	$22,317	$22,062	$26,164	$15,423	$10,374
Provision for loan losses on originated loans	695	5,180	11,990	19,390	7,420
Charge-offs:
Commercial business	(3,702)	(2,690)	(8,106)	(2,668)	(144)
One-to-four family residential	(349)	(15)	(169)	(189)	(280)
Real estate construction and land development	(1,280)	(2,948)	(8,344)	(5,774)	(1,818)
Consumer	(293)	(316)	(73)	(192)	(165)

Total charge-offs	(5,624)	(5,969)	(16,692)	(8,823)	(2,407)

Recoveries:
Commercial business	1,579	821	243	1	1
One-to-four family residential	—	—	15	1	—
Real estate construction and land development	125	201	285	50	—
Consumer	33	22	57	122	35

Total recoveries	1,737	1,044	600	174	36

Net charge-offs	(3,887)	(4,925)	(16,092)	(8,649)	(2,371)

Allowance for originated loan losses at end of period	$19,125	$22,317	$22,062	$26,164	$15,423

Ratio of net charge-offs during period to average originated loans receivable	(0.45)%	(0.59)%	(2.24)%	(1.10)%	(0.30)%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses for originated loans at the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2012		2011		2010		2009		2008
	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)	Allowance for Loan Losses	% of Total Originated Loans(1)
	(Dollars in thousands)
Commercial business	$12,554	83.5%	$12,888	82.3%	$14,350	82.5%	$12,137	77.8%	$2,785	74.2%
One-to-four family residential	637	4.4	416	4.5	500	6.5	550	7.0	5,797	7.1
Real estate construction	4,316	8.8	7,556	9.3	5,435	7.8	12,892	12.4	6,587	16.1
Consumer	748	3.3	547	3.9	846	3.2	361	2.8	254	2.6
Unallocated	870	—	910	—	931	—	224	—	—	—

Total allowance for originated loan losses	$19,125	100.0%	$22,317	100.0%	$22,062	100.0%	$26,164	100.0%	$15,423	100.0%

(1)	Represents total originated loans outstanding in each category as a percent of gross originated loans.

Investment Activities

At December 31, 2012, our investment securities portfolio totaled $154.4 million, which consisted of $144.3 million of securities available for sale and $10.1 million of securities held to maturity. This compares with a total portfolio of $156.7 million at December 31, 2011, which was comprised of $144.6 million of securities available for sale and $12.1 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 6 to the Notes to Consolidated Financial Statements.

Our investment policy is established by the Board of Directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements our Banks’ lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31,
	2012		2011		2010
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	7.7%	$31,307	21.7%	$41,429	33.1%
Municipal securities	47,360	32.8	33,423	23.1	20,213	16.1
Corporate securities	—	—	8,097	5.6	10,276	8.2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	85,898	59.5	71,775	49.6	53,257	42.6

Total	$144,293	100.0%	$144,602	100.0%	$125,175	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2012.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$10,535	1.27%	$—	—%	$—	—%	$500	1.00%
Municipal securities	1,415	3.47	6,287	4.05	22,432	3.96	17,226	4.36
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	105	5.42	13,363	4.22	72,430	4.55

Total	$11,950	1.53%	$6,392	4.07%	$35,795	4.06%	$90,156	4.50%

(1)	Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31,
	2012		2011		2010
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	17.2%	$1,799	14.9%	$1,858	13.5%
Municipal securities	2,946	29.2	3,566	29.5	3,410	24.8
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	42.0	5,412	44.7	6,592	47.9
Private residential collateralized mortgage obligations	1,168	11.6	1,316	10.9	1,908	13.8

Total	$10,099	100.0%	$12,093	100.0%	$13,768	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2012.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	—%	$113	5.05%	$1,911	3.74%	$—	—%
Municipal securities	225	5.74	1,269	4.81	1,435	4.79	229	5.32
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	43	8.02	26	2.22	4,453	3.50
Private residential collateralized mortgage obligations	—	—	—	—	—	—	1,306	3.50

Total	$225	5.74%	$1,425	4.93%	$3,372	4.17%	$5,988	3.57%

(1)	Taxable equivalent weighted average yield.

The Banks are required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2012 the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million and the Banks had an investment in FHLB stock carried at a cost basis (par value) of $5.5 million.

Consistent with its accounting policy, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment. The Company took into consideration that in September 2012, the FHLB of Seattle announced that it had been reclassified as adequately capitalized by its regulator, the Federal Housing

Finance Agency. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the year ended December 31, 2012. Despite improvements in the FHLB of Seattle’s regulatory situation, any deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

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

During the year ended December 31 2012, non-maturity deposits (total deposits less certificate of deposit accounts) increased $22.6 million, or 2.8%, to $829.0 million. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 25.8% at December 31, 2012 from 29.0% at December 31, 2011.

Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include noninterest demand accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts, savings accounts and certificates of deposit (“CDs”). These accounts, with the exception of noninterest demand accounts, generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The major categories of deposit accounts are described below.

Noninterest Demand Deposits.    Noninterest demand deposits are noninterest bearing and may be charged service fees based on activity and balances.

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

CDs.    We offer several types of CDs with maturities ranging from three months to five years, which require a minimum deposit of $2,500. Negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to five years.

The following table provides the balances outstanding for each major category of deposits for the periods indicated:

	December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$247,048	22.1%	$230,993	20.4%	$194,583	17.1%
NOW accounts	303,487	27.2	304,818	26.8	287,247	25.3
Money market accounts	157,728	14.1	166,913	14.7	150,953	13.3
Savings accounts	120,781	10.8	103,716	9.1	100,552	8.8

Total non-maturity deposits	829,044	74.2	806,440	71.0	733,335	64.5
CDs	288,927	25.8	329,604	29.0	402,941	35.5

Total deposits	$1,117,971	100.0%	$1,136,044	100.0%	$1,136,276	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Year ended December 31,
	2012		2011		2010
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$466,268	0.27%	$453,509	0.41%	$376,245	0.58%
Savings accounts	113,119	0.18	103,170	0.35	89,978	0.56
CDs	306,772	0.98	355,167	1.20	351,191	1.62

Total interest bearing deposits	886,159	0.50	911,846	0.71	817,414	1.02
Noninterest demand deposits	237,888	—	205,862	—	150,906	—

Total deposits	$1,124,047	0.40%	$1,117,708	0.58%	$968,320	0.87%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more:

December 31, 2012
(In thousands)
Remaining maturity:
Three months or less	$30,623
Over three months through six months	24,120
Over six months through twelve months	30,895
Over twelve months	79,250

Total	$164,888

Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2012, the Banks maintained an uncommitted credit facility with the FHLB of Seattle in a collective amount of $156.3 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco in a collective amount of $61.1 million, of which there were no advances or borrowings outstanding. The Banks also maintain advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds in a collective amount of up to $57.8 million as of December 31, 2012. At December 31, 2012 we had securities sold under agreement to repurchase of $16.0 million which were secured by available for sale investment securities.

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

The following table is a summary of FHLB advances for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance at period end	$—	$—	$—
Average balance during the period	—	—	1,330
Maximum amount outstanding at any month end	—	—	17,486
Average interest rate:
During the period	—	—	1.67%
At period end	—	—	—

There were no federal funds purchased for the years ended December 31, 2012, 2011 and 2010.

Supervision and Regulation

We are subject to extensive Federal and Washington State legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors, the FDIC and shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). See “—Other Regulatory Developments—The Dodd-Frank Act” herein for a discussion of this legislation. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.

The following is a brief discussion of certain laws and regulations applicable to Heritage Financial and the Banks which is qualified in its entirety by reference to the actual laws and regulations.

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

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 3%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. The Dodd-Frank Act requires new capital regulations to be adopted; however, the adoption of the capital regulations as proposed in December 2011 have been delayed. For additional information, see “—Capital Adequacy” below.

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

Dividends paid by the Banks provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our Banks, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. For an additional discussion of restrictions on the payment of dividends, see Part II of “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchased of Equity Securities” herein.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk- based capital ratios under these guidelines at December 31, 2012 were 4% and 8%, respectively. At December 31, 2012, we had consolidated Tier 1 risk-based capital and total risk-based capital of 18.7% and 19.9%, respectively.

The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2012, we had a consolidated leverage ratio of 13.6%.

In connection with the enactment of the Dodd-Frank Act in June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Banks. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Banks under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Banks, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•

For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2012, the Banks were considered “well capitalized” institutions. For a complete description of the Company’s and the Banks required and actual capital levels as of December 31, 2012, see Note 15 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

As of December 31, 2012, the Banks met the requirements to be classified as “well-capitalized.”

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

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

The Dodd-Frank Act:    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

•

Centralized responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that applies to all banks and thrifts. Smaller financial institutions, including the Banks, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•

Required the federal banking regulators to promulgate new capital regulations and seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Provided for new disclosure and other requirements relating to executive compensation and corporate governance.

•

Made permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions.

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

Employees

We had 363 full-time equivalent employees at December 31, 2012. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers

The following table set forth certain information with respect to the executive officers of the Company.

Name	Age as of December 31, 2012	Position	Has Served the Company, Heritage Bank or Central Valley Bank Since
Brian L. Vance	58	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank; Vice Chairman and Chief Executive Officer of Central Valley Bank	1996
Jeffrey J. Deuel	54	Executive Vice President, Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	51	Executive Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank	2005
D. Michael Broadhead	67	President of Central Valley Bank	1986
David A. Spurling	59	Senior Vice President and Chief Credit Officer of Heritage Bank	1999

The business experience of each executive officer is set forth below.

Brian L. Vance is the President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank and the Vice Chairman and Chief Executive Officer of Central Valley Bank. Mr. Vance was named President and Chief Executive Officer of Heritage and Heritage Bank, and Vice Chairman and Chief Executive Officer of Central Valley Bank in 2006. In 2003, Mr. Vance was appointed President and Chief Executive Officer of Heritage Bank and in 1998, Mr. Vance was named President and Chief Operating Officer of Heritage Bank. Mr. Vance joined Heritage Bank in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.

Jeffrey J. Deuel became President and Chief Operating Officer of Heritage Bank in 2012. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual Mr. Deuel was based in Philadelphia where he worked for Bank

United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management.

Donald J. Hinson became Executive Vice President and Chief Financial Officer of Heritage Bank in 2012. In 2007 Mr. Hinson was appointed the Senior Vice President and Chief Financial Officer of Heritage, Heritage Bank and Central Valley Bank. Mr. Hinson joined Heritage Bank in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005.

D. Michael Broadhead joined Central Valley Bank in 1986 and has been President of Central Valley Bank since 1990. The Company acquired Central Valley Bank in March 1999. Previously, Mr. Broadhead held positions with Farmers Home Administration and First Bank and Trust of Idaho. Prior to leaving First Bank and Trust of Idaho, he held the position of Chief Executive Officer.

David A. Spurling became Senior Vice President and Chief Credit Officer of Heritage Bank in 2007. Mr. Spurling joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division. Mr. Spurling holds a Master’s Degree in Business Administration from the University of Washington and is Credit Risk Certified by the Risk Management Association.

ITEM 1A.	RISK FACTORS

We assume and manage a certain degree of risk in order to conduct our business strategy. The following provides a discussion of certain risks that management believes are specific to our business. This discussion should not be viewed as an all inclusive list or in any particular order.

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

•

prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we may continue to experience this condition in the future;

•

the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our completed FDIC-assisted transactions involving our assumption of deposits and the acquisition of assets of Cowlitz Bank and Pierce Commercial Bank and in the recently completed acquisition of Northwest Commercial Bank;

•

to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

•	we completed two acquisitions during 2010 and one in January 2013 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•

we expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency ratios will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•

the purchase and assumption agreement and the shared-loss agreements we entered into with the FDIC in connection with the Cowlitz and Pierce Commercial Acquisitions, have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and real estate owned under the requirements of the shared-loss agreements may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

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

Our growth initiatives may require us to recruit experienced personnel to assist in such initiatives, which will increase our compensation costs. In addition, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. To the extent we expand our lending beyond our current market areas, we also could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance that suitable growth opportunities will be available or that we will successfully manage our growth. See “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced” and “-Our strategy of pursuing acquisitions and de novo branching exposes us to financial, execution and operational risks that could adversely affect us” for additional risks related to our acquisition strategy.

Failure to comply with the terms of the shared-loss agreements with the FDIC may result in significant losses.

In connection with the Cowlitz Bank Acquisition, Heritage Bank entered into shared-loss agreements with the FDIC that significantly reduce the Bank’s credit loss exposure. The purchase and assumption agreement and the shared-loss agreements for the Cowlitz Bank Acquisition have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and other real estate owned under the requirements of the shared-loss agreement may cause individual loans or large pools of loans to lose eligibility for loss share payments from the FDIC. This could result in material losses that are currently not anticipated.

We may engage in additional FDIC-assisted transactions, which could present additional risks to our business.

We may have additional opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquirer to mitigate certain risks, such as sharing exposure to loan losses and providing indemnification against certain liabilities of the failed institution, we are (and would be in future transactions) subject to many of the same risks we would experience in acquiring another bank in a negotiated transaction, including risks associated with maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions are structured in a manner that would not allow us the time and access to information normally associated with preparing for and evaluating a negotiated acquisition, we may face additional risks in FDIC-assisted transactions, including additional pressure on management resources, management of problem loans, problems related to integration of personnel and operating systems, and the resulting impact to our capital resources that may require us to raise additional capital. We may not be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions. Our inability to overcome these risks could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including new financial reform legislation recently enacted by Congress that is expected to increase our costs of operations.

We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve and Heritage Bank and Central Valley Bank are subject to examination, supervision and comprehensive regulation by the FDIC and the Division. The Federal Reserve, FDIC and Division govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on our operations. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Heritage Bank and Central Valley Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

As the Company and Banks continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum we expect to experience an increase in our operating and compliance costs, which is expected to continue and further impact our interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the OCC proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the us, Heritage Bank and Central Valley Bank. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as Heritage Financial Corporation. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to us, Heritage Bank and Central Valley Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us, Heritage Bank and Central Valley Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for us, Heritage Bank and Central Valley Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration, or SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts established on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.

At December 31, 2012, our originated commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $731.6 million, or approximately 83.7% of our total originated loan portfolio.

Our non-owner occupied commercial real estate loans, which includes five or more family residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.    We originate commercial and five or more family residential real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.

Commercial and five or more family residential real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and five or more family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and five or more family residential real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and five or more family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and five or more family residential real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

As of December 31, 2012, our non-owner occupied commercial real estate loans totaled $265.8 million, or 30.4% of our total originated loan portfolio.

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

As of December 31, 2012, our originated real estate construction and land development loans totaled $77.3 million, or 8.8% of our total originated loan portfolio. Of these loans, $25.2 million, or 2.9%, were one-to-four family residential construction related and $52.1 million, or 5.9%, were five-or-more family residential and commercial construction related. Approximately $6.4 million, or 8.3%, of our total originated construction loans were nonperforming at December 31, 2012.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the character and creditworthiness of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses on our loans, which is a reserve established through a provision for loan losses charged against income, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors and management’s expectation of future events.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current weak conditions in the housing and real estate markets continue, we expect we will continue to experience further delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans, which could adversely affect our results of operations and our capital.

For the year ended December 31, 2012 we recorded a total provision for loan losses of $2.0 million compared to $14.4 million for the year ended December 31, 2011. The provision related to the originated portfolio was $695,000 and $5.2 for the years ended December 31, 2012 and 2011, respectively. Our provision for loan losses on purchased loans was $1.3 million and $9.3 million for the years ended December 31, 2012 and 2011, respectively. We also recorded net loan charge-offs of $4.3 million for the year ended December 31, 2012 compared to $5.6 million for the year ended December 31, 2011. The net charge-offs related to the originated portfolio was $3.9 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively. Recently, we have been experiencing decreasing loan delinquencies and decreasing loan charge-offs. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy. The deterioration in the general economy has been a significant contributing factor to our current level of delinquencies and nonperforming loans. The economy has significantly impacted our commercial and industrial loan portfolio, which represented 36.6% of our nonaccrual originated loans at December 31, 2012. Slower sales and excess inventory in the housing market has been the primary cause of the increase in foreclosures for one-to-four family residential construction loans, which represented 24.6% of our nonperforming originated loans at December 31, 2012. At December 31, 2012 our total nonperforming originated loans were $12.5 million, or 1.28% of total originated loans, compared to $23.3 million or 2.57% of total originated loans at December 31, 2011. Moreover, if weak economic conditions persist, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

The current economic condition in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon, and a continuing decline in the economies of our primary market areas of the Pacific Northwest could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, in the current downturn, the Puget Sound and Portland, Oregon areas have experienced substantial home price declines, increased foreclosures and above-average unemployment rates. Many large Pacific Northwest businesses have implemented substantial employee layoffs and scaled back plans for future growth. The Yakima Valley also has similarly experienced an increased unemployment rate and a continued decline in housing prices.

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our provision for loan losses;

•	demand for our products and services may decline possibly resulting in a decrease in our total loans;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.

Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2012, we had goodwill with a carrying amount of $13.0 million.

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

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020, which has increased assessments. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio, which may exceed the statutory minimum. The FDIC has set 2.0% as the designated reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially may be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high; further, the resulting dilution of our equity may adversely affect the market price of our common stock.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support continued internal growth and growth through acquisitions. Our ability to raise additional capital, however, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected. Accordingly, we cannot make assurances that we will be able to raise additional capital when needed.

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

At December 31, 2012, we owned $5.5 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing. In December 2008, the FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, or the FHFA, its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. In addition, the FHLB communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA, which it has been operating under since that time. In September 2012, the FHLB of Seattle announced that its financial condition had improved, that it continues to address the requirements of the Consent Agreement and that it met all minimum financial metrics required under the Consent Agreement. Further, the FHLB of Seattle reported that the FHFA had reclassified the FHLB of Seattle to be adequately capitalized and that the FHFA had authorized the FHLB Seattle to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share) as long as its financial condition does not deteriorate. Any dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. After receiving FHFA approval, the FHLB of Seattle repurchased $24.1 million in excess capital stock in late September 2012. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. For information regarding the significant federal and state banking regulations that affect us, see “Item 1. Business—Supervision and Regulation.”

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President and Chief Executive Officer, Mr. Brian L. Vance, and certain other employees. The loss of key personnel could adversely affect our ability to successfully conduct our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. At December 31, 2012, Heritage Bank had ten offices located in Tacoma and surrounding areas of Pierce County (all but five of which are owned), five offices located in Thurston County (all of which are owned with one office located on leased land), four offices in King County (all of which are leased), one office in Mason County (which is owned), one office in Clark County (which is leased), four offices in Cowlitz County (all of which are owned with the exception of one leased office) and two offices in Multnomah Country (all of which are leased). Central Valley Bank had six offices, five located in Yakima County and one in Kittitas County (all of which are owned with one on leased land).

ITEM 3.	LEGAL PROCEEDINGS

We, and our Banks, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Banks.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2012, we had approximately 1,112 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 15,117,980 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 8, 2013 was $14.09 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2012 Quarter ended,
	March 31	June 30	September 30	December 31
High	$14.56	$14.65	$15.57	$15.23
Low	$12.25	$12.37	$13.44	$13.50

	2011 Quarter ended,
	March 31	June 30	September 30	December 31
High	$15.12	$14.86	$13.15	$13.57
Low	$13.50	$12.53	$10.20	$10.24

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.

The dividend activities for the year ended December 31, 2012 and subsequent through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012
November 30, 2012	$0.30	November 26, 2012	December 6, 2012
January 30, 2013	$0.08	February 8, 2013	February 22, 2013

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

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved the ninth stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. During the year ended December 31, 2012, the Company repurchased 389,627 shares at an average price of $13.45 per share under this plan. In total, the Company repurchased 590,832 shares at an average price of $12.83 per share under this plan. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares or approximately 757,000 shares. For the year ended December 31, 2012, 52,900 shares have been repurchased at an average price of $13.88 per share under this plan. The Company also repurchased 3,419 shares at an average price of $14.08 to pay withholding taxes on the vesting of restricted stock for the year ended December 31, 2012.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012—October 31, 2012	263	$14.23	6,608,448	757,000
November 1, 2012—November 30, 2012	44,689	13.86	6,652,648	712,800
December 1, 2012—December 31, 2012	8,748	13.83	6,661,348	704,100

Total	53,700	$13.86	6,661,348	704,100

(1)

Common shares repurchased by the Company between September 1, 2012 and December 31, 2012 included the cancellation of 800 shares of restricted stock to pay withholding taxes at an average price per share of $14.08.

The information regarding the Company’s equity compensation plan is contained under Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.

Stock Performance Graph

The chart shown below depicts total return to stockholders during the period beginning December 31, 2007 and ending December 31, 2012. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2007, and that all dividends were reinvested in Heritage common stock.

	Year Ended December 31,
Index	2007	2008	2009	2010	2011	2012
Heritage Financial Corporation	$100.00	$64.75	$73.45	$74.20	$69.14	$85.55
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$69,109	$74,120	$59,522	$53,341	$56,948
Interest expense	4,534	6,582	8,511	11,645	18,606
Net interest income	64,575	67,538	51,011	41,696	38,342
Provision for loan losses	2,016	14,430	11,990	19,390	7,420
Noninterest income	7,272	5,746	18,779	5,988	6,358
Noninterest expense	50,392	49,703	38,011	28,216	27,953

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Income tax expense (benefit)	6,178	2,633	6,435	(503)	2,976
Net income	13,261	6,518	13,354	581	6,351
Net income (loss) applicable to common shareholders	13,261	6,518	11,668	(739)	6,208
Earnings (loss) per common share(1)
Basic	0.87	0.42	1.05	(0.10)	0.93
Diluted	0.87	0.42	1.04	(0.10)	0.93
Dividend payout ratio to common shareholders(2)	92.0%	90.5%	—	(100.0)%	60.2%

Performance Ratios:
Net interest spread(3)	5.03%	5.23%	4.56%	4.25%	4.11%
Net interest margin(4)	5.17%	5.41%	4.78%	4.57%	4.59%
Efficiency ratio(5)	70.14%	67.82%	54.46%	59.17%	62.53%
Return on average assets	0.98%	0.48%	1.16%	0.06%	0.71%
Return on average common equity	6.52%	3.17%	8.15%	(0.72)%	6.98%

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$1,345,540	$1,368,985	$1,367,684	$1,014,859	$946,145
Originated loans receivable, net	855,360	815,607	719,957	746,083	793,303
Purchased covered loans receivable, net	83,978	105,394	128,715	—	—
Purchased noncovered loans receivable, net	59,006	83,479	131,049	—	—
Loans receivable, net	998,344	1,004,480	979,721	746,083	793,303
Loans held for sale	1,676	1,828	764	825	304
FDIC indemnification asset	7,100	10,350	16,071	—	—
Deposits	1,117,971	1,136,044	1,136,276	840,128	824,480
FHLB advances	—	—	—	—	—
Securities sold under agreement to repurchase	16,021	23,091	19,027	10,440	—
Stockholders’ equity	198,938	202,520	202,279	158,498	113,147
Book value per common share	13.16	13.10	12.99	12.21	13.40
Equity to assets ratio	14.8%	14.8%	14.8%	15.6%	12.0%

Capital Ratios:
Total risk-based capital ratio	19.9%	20.3%	21.5%	20.7%	13.7%
Tier 1 risk-based capital ratio	18.7%	19.0%	20.2%	19.4%	12.5%
Leverage ratio	13.6%	13.8%	13.9%	14.6%	11.0%

Asset Quality Ratios:
Nonperforming originated loans to total originated loans (6)	1.28%	2.57%	3.14%	4.21%	0.42%
Allowance for loan losses on originated loans to total originated loans (6)	2.19%	2.66%	2.97%	3.38%	1.91%
Allowance for loan losses on originated loans to nonperforming originated loans (6)	170.44%	103.52%	94.73%	79.34%	454.02%
Nonperforming originated assets to total originated assets (6)	1.39%	2.14%	2.38%	3.32%	0.57%

Other Data:
Number of banking offices	33	33	31	20	20
Number of full-time equivalent employees	363	354	321	222	217

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1. Earnings per share data for the prior periods have been revised to reflect the retrospective adoption of the FASB ASC.
(2)	Dividend payout ratio is declared dividends per common share divided by basic earnings (loss) per common share.
(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of net interest bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest earning assets.
(5)	The efficiency ratio is recurring noninterest expense divided by the sum of net interest income and noninterest income.
(6)

Nonperforming originated loan balances exclude portions guaranteed by governmental agencies of $1.2 million, $1.8 million, $3.2 million and $2.3 million as of December 31, 2012, 2011, 2010 and 2009, respectively. There were no governmental guarantees on nonperforming originated loans as of December 31, 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2012 audited Consolidated Financial Statements and notes to those financial statements included in this Form 10-K.

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including the Cowlitz Bank, Pierce Commercial Bank and the Northwest Commercial Bank transactions described in this Form 10-K, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•

the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to increase our allowance for loan losses;

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

•

results of examinations of us by the Federal Reserve and of our bank subsidiaries by the FDIC, the Division or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•

legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III;

•	our ability to control operating costs and expenses;

•	the impact of the Dodd-Frank Act and implementing regulations;

•	further increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our consolidated statement of financial condition;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	failure or security breach of computer systems on which we depend;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our expansion strategy of pursuing acquisitions and de novo branching;

•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial service companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

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

Some of these and other factors are discussed in this Form 10-K under the caption “Item 1A. Risk Factors” and elsewhere in this Form 10-K. Such developments could have a material adverse impact on our business, financial position and results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, you should not put undue reliance on any forward-looking statements discussed in this Form 10-K.

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

The Company considers its most critical accounting estimates to be the allowance for loan losses, estimations of expected cash flows related to purchased impaired loans, other than temporary impairments in the market value of investments and consideration of potential impairment of goodwill.

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

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.

For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2012 and 2011—Provision for Loan Losses” below, Part I of “Item 1. Business—Analysis of Allowance for Loan Losses” as well as Note 3 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Estimated Expected Cash Flows related to Purchased Impaired Loans.    Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.

The cash flows expected over the life of the loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.

Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amounts of the future cash flows of the pool are reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Other-Than-Temporary Impairments in the Market Value of Investments.    Unrealized losses on investment securities available for sale and held to maturity securities are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Goodwill.    Goodwill represents the excess of the purchase price over the net assets acquired in the purchases of North Pacific Bank and Western Washington Bancorp. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.

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

During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. While the Company adopted the ASU for the quarter ended December 31, 2011, for the year ended December 31, 2012, the Company completed step one of the two-step process and concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.

Our Strategy

Our primary objective is to be a well-capitalized, profitable community banking organization, with balanced growth while emphasizing lending and deposit relationships with small and medium size businesses along with their owners and the general public. We consider ourselves to be an innovative team providing financial services focusing on the success of our customers. Our stated mission is: “Continuously Improve Customer Satisfaction, Employee Empowerment and Shareholder Value.” We will seek to achieve our objective through the following strategies:

Expand geographically as opportunities present themselves.    We are committed to continuing the controlled expansion of our franchise through strategic acquisitions designed to increase our market share and enhance franchise value. We believe that consolidation across the community bank landscape will continue to take place and further believe that, with our capital and liquidity positions, our approach to credit management and extensive acquisition experience, we are well positioned to take advantage of acquisitions or other business opportunities in our market areas. In markets where we wish to enter or expand our business, we will also consider opening de novo branches. In the past, we have successfully integrated acquired institutions and opened de novo branches. We plan to acquire or build one to two branches per year in strategic growth locations. We will continue to be disciplined and opportunistic as it pertains to future acquisitions and de novo branching focusing on the Pacific Northwest markets we know and understand.

Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe is conservative while at the same time maintaining our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan review as well as a third party loan review process.

Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn afflicting the Pacific Northwest better than many of our competitors. As of December 31, 2012, the ratio of our allowance for loan losses on originated loans to total originated loans was 2.19% and the ratio of the allowance for loan losses on originated loans to nonperforming originated loans was 170.44%. Our liquidity position is also strong, with $107.1 million in cash and cash equivalents as of December 31, 2012. As of December 31, 2012, the regulatory capital ratios of our subsidiary banks were well in excess of the levels required for “well-capitalized” status, and our consolidated total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 19.9%, 18.7% and 13.6%, respectively.

Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2012, as a percentage of our total deposits, non-maturity deposits were 74.2%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.

Emphasize business relationships with a focus on commercial lending.    We will continue to provide primarily commercial business, commercial real estate and residential construction loans with an emphasis on owner occupied commercial real estate and commercial business lending, and the deposit balances that accompany these relationships. Our seasoned lending staff has extensive knowledge and can add value through a focused advisory role that we believe strengthens our customer relationships and develops loyalty. We currently have and will seek to maintain a diversified portfolio of lending relationships without concentrations in any industry.

Recruit and retain highly competent personnel to execute our strategies.    Our compensation and staff development programs are aligned with our strategies to grow our loans and core deposits while maintaining our focus on asset quality. Our incentive systems are designed to achieve balanced high quality asset growth while maintaining appropriate mechanisms to reduce or eliminate incentive payments when appropriate. Our equity compensation programs and retirement benefits are designed to build and encourage employee ownership at all levels of the Company and we align employee performance objectives with corporate growth strategies and shareholder value. We have a strong corporate culture, which is supported by our commitment to internal development and promotion from within as well as the retention of management and officers in key roles.

Financial Overview

Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality.

During the period from December 31, 2008 through December 31, 2012 our total assets have grown $399.4 million, or 42.2%, to $1.3 billion as of December 31, 2012 with originated loans receivable, net growing $62.1 million, or 7.8%, to $855.4 million as of December 31, 2012. Our emphasis in growing our commercial business loan portfolio resulted in an increase in originated commercial business loans of $130.2 million, or 21.7%, since December 31, 2008. Overall loan increases have benefited from our emphasis in increasing our lending in our market areas, including the acquisitions of Cowlitz Bank and Pierce Commercial Bank in 2010 and the acquisition of Northwest Commercial Bank in January 2013.

Deposits increased $293.5 million, or 35.6%, to $1.12 billion at December 31, 2012 from $824.5 million at December 31, 2008. From December 31, 2008 to December 31, 2012, non-maturity deposits (total deposits less certificate of deposit accounts) increased $351.0 million, or 73.4%. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 25.8% at December 31, 2012 from 42.0% at December 31, 2008.

Stockholders’ equity has increased by $85.8 million to $198.9 million at December 31, 2012 from $113.1 million at December 31, 2008 due primarily to a combination of earnings and issuances of common stock, partially offset by redemption of preferred stock, repurchases of common stock and declaration of cash dividends. Our annual net income increased by 108.8%, or $6.9 million, to $13.3 million for the year ended December 31, 2012 from $6.4 million for the year ended December 31, 2008 due primarily to an increase of $26.2 million in net interest income that exceeded an increase in noninterest expense of $22.4 million, and a decrease in the provision for loan losses of $5.4 million.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$996,186	$65,588	6.58%	$981,848	$70,114	7.14%	$810,177	$56,054	6.92%
Taxable securities	121,543	2,195	1.81	129,217	2,912	2.25	105,815	2,661	2.52
Nontaxable securities	38,853	1,097	2.83	25,122	821	3.27	13,411	470	3.50
Interest earning deposits and Federal funds sold	86,686	229	0.26	105,836	273	0.26	133,277	337	0.25
FHLB stock	5,578	—	—	5,594	—	—	4,204	—	—

Total interest earning assets	$1,248,846	$69,109	5.53%	$1,247,617	$74,120	5.94%	$1,066,884	$59,522	5.58%
Noninterest earning assets	105,226			102,691			86,039

Total assets	$1,354,072			$1,350,308			$1,152,923

Interest Bearing Liabilities:
Certificates of deposit	$306,772	$3,016	0.98%	$355,167	$4,274	1.20%	$351,191	$5,677	1.62%
Savings accounts	113,119	204	0.18	103,170	361	0.35	89,978	501	0.56
Interest bearing demand and money market accounts	466,268	1,249	0.27	453,509	1,868	0.41	376,245	2,200	0.58

Total interest bearing deposits	886,159	4,469	0.50	911,846	6,503	0.71	817,414	8,378	1.02
FHLB advances and other borrowings	—	—	—	1	—	0.30	1,896	48	2.53
Securities sold under agreement to repurchase	18,314	65	0.35	19,301	79	0.41	13,750	85	0.62

Total interest bearing liabilities	$904,473	$4,534	0.50%	$931,148	$6,582	0.71%	$833,060	$8,511	1.02%
Demand and other noninterest bearing deposits	237,888			205,862			150,906
Other noninterest bearing liabilities	8,310			7,795			2,993
Preferred stock	—			—			22,889
Stockholders’ equity	203,401			205,503			165,964

Total liabilities and stockholders’ equity	$1,354,072			$1,350,308			$1,152,923

Net interest income		$64,575			$67,538			$51,011
Net interest spread			5.03%			5.23%			4.56%
Net interest margin			5.17%			5.41%			4.78%
Average interest earning assets to average interest bearing liabilities			138.08%			133.99%			128.07%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$944	$(5,470)	$(4,526)	$12,273	$1,786	$14,059
Taxable securities	(139)	(578)	(717)	527	(277)	250
Nontaxable securities	388	(112)	276	383	(31)	352
Interest earning deposits and federal funds sold	(50)	6	(45)	(71)	6	(65)
FHLB stock	—	—	—	—	—	—

Interest income	$1,143	$(6,154)	$(5,012)	$13,112	$1,484	$14,596

Interest Bearing Liabilities:
Certificates of deposit	$(475)	$(783)	$(1,258)	$48	$(1,450)	$(1,402)
Savings accounts	18	(174)	(156)	46	(187)	(141)
Interest bearing demand and money market accounts	34	(653)	(619)	318	(649)	(331)

Total interest bearing deposits	(423)	(1,610)	(2,033)	412	(2,286)	(1,874)
FHLB advances and other borrowings	—	—	—	(6)	(44)	(50)
Securities sold under agreement to repurchase	(4)	(11)	(15)	23	(29)	(6)

Interest expense	$(427)	$(1,621)	$(2,048)	$429	$(2,359)	$(1,930)

Net Interest Income	$1,570	$(4,533)	$(2,964)	$12,683	$3,843	$16,526

Results of Operations for the Years Ended December 31, 2012 and 2011

Earnings Summary.    Net income applicable to common shareholders of $0.87 per diluted common share was recorded for the year ended December 31, 2012 compared to $0.42 per diluted common share for the year ended December 31, 2011. Net income for the year ended December 31, 2012 was $13.3 million compared to net income of $6.5 million for the same period in 2011. The $6.7 million increase was primarily the result of a $12.4 million decrease in the provision for loan losses and a $2.0 million decrease in interest expense, partially offset by a $5.0 million decrease in interest income and a $3.5 million increase in income tax expense. The Company’s efficiency ratio increased to 70.1% for the year ended December 31, 2012 from 67.8% for the year ended December 31, 2011 partially due to increases in the compensation and employee benefits expense and expenses related to the acquisition of Northwest Commercial Bank which closed in January 2013.

Net Interest Income.    Net interest income decreased $3.0 million, or 4.4%, to $64.6 million for the year ended December 31, 2012 compared to $67.5 million for the previous year. The decrease in net interest income was due to the decline in net interest margins. Net interest income as a percentage of average earning assets (net interest margin) for the year ended December 31, 2012 decreased 24 basis points to 5.17% from 5.41% for the previous year. The decline in net interest margin was due to a combination of lower contractual note rates and the overall lessening impact of the discount accretion on the acquired loan portfolios. Our net interest spread for the year ended December 31, 2012 decreased to 5.03% from 5.23% for the prior year.

Total interest income decreased $5.0 million, or 6.8%, to $69.1 million for the year ended December 31, 2012, from $74.1 million for the year ended December 31, 2011. The decrease in interest income was due primarily to lower yields on interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $1.2 million, or 0.1%, from $1.248 billion for the year ended December 31, 2011 to $1.249 billion for the year ended December 31, 2012. The yield on interest earning assets decreased 41 basis points from 5.94% for the year ended December 31, 2011 to 5.53% for the year ended December 31, 2012. The decrease in the yield on earning assets for the year ended December 31, 2012 reflects the decreased loan yields due primarily to lower contractual note rates as well as the effects of the discount accretion on the acquired loan portfolios. The effect of discount accretion on net interest margin for the year ended December 31, 2012 and December 31, 2011 was approximately 50 basis points and 62 basis points, respectively. For the years ended December 31, 2012 and December 31, 2011, originated nonaccruing loans reduced the yield on interest earning assets by approximately seven basis points and 11 basis points, respectively. Originated nonaccrual loans totaled $12.5 million at December 31, 2012 compared to $23.3 million at December 31, 2011. Interest income on taxable and nontaxable investment securities decreased $441,000 to $3.3 million for the year ended December 31, 2012 from $3.7 million for the year ended December 31, 2011 due primarily to lower yields earned on the investment securities in 2012 as a result of declining interest rates.

Total interest expense decreased by $2.0 million, or 31.1%, to $4.5 million for the year ended December 31, 2012 from $6.6 million for the year ended December 31, 2011. The decrease in interest expense was due to a combination of lower balances of average interest bearing liabilities and lower rates paid on interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.50% for the year ended December 31, 2012 from 0.71% for the year ended December 31, 2011. Total average interest bearing liabilities decreased by $26.7 million, or 2.9%, to $904.5 million for the year ended December 31, 2012 from $931.1 million for the year ended December 31, 2011. The decrease in average interest bearing liabilities was due primarily to the $48.4 million decrease in certificates of deposits to $306.8 million for the year ended December 31, 2012 from $355.2 million for the year ended December 31, 2011. Deposit interest expense decreased $2.0 million, or 31.3%, to $4.5 million for the year ended December 31, 2012 compared to $6.5 million for the prior year. The decrease in deposit interest expense for the year ended December 31, 2012 is primarily a result of a 21 basis point decrease in the average cost of interest-bearing deposits, reflecting the relatively low interest rate environment.

Provision for Loan Losses.    The provision for loan losses decreased $12.4 million, or 86.0%, to $2.0 million for the year ended December 31, 2012 from $14.4 million for the year ended December 31, 2011.

The provision for loan losses on originated loans decreased $4.5 million, or 86.6%, to $695,000 for the year ended December 31, 2012 from $5.2 million for the year ended December 31, 2011. The Banks had net charge-offs on originated loans of $3.9 million for the year ended December 31, 2012 compared to $4.9 million for the year ended December 31, 2011. The decrease in provision expense for originated loans was substantially due to an improvement in the environmental factors as well as lower net charge-offs on originated loans during the year ended December 31, 2012 compared the prior year. The ratio of net charge-offs to average total originated loans outstanding was 0.45% for the year ended December 31, 2012 and 0.59% for the year ended December 31, 2011.

The Banks have established comprehensive methodologies for determining the allowance for loan losses on originated loans. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $3.2 million, or 14.3%, to $19.1 million at December 31, 2012 from $22.3 million at December 31, 2011. As of December 31, 2012, the Banks identified $12.5 million of originated impaired loans and $15.0 million of originated performing restructured loans. Of those impaired and performing restructured loans, $12.6 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $14.9 million have related allowances for credit losses totaling $4.4 million. Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $19.1 million at December 31, 2012 (2.19% of total originated loans and 170.44% of nonperforming originated loans, excluding government guarantees) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the year ended December 31, 2012 totaled $1.3 million compared to $9.3 million for the year ended December 31, 2011. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or remaining projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be primarily offset by a corresponding increase in the FDIC indemnification asset recognized within noninterest income. To the extent actual or remaining projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income. The decrease in the provision for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is a result of less decreases in remaining projected cash flows on purchased loans, offset partially by specific loans that were charged-off during the year which caused decreases in projected cash flows.

The allowance for loan losses on purchased loans increased $871,000, or 10.1% to $9.5 million at December 31, 2012 from $8.6 million at December 31, 2011. The increase was the result of specific purchased loans that had remaining expected cash flows less than previously expected, which was usually the result of a charge-off.

While the Banks believe they have established their existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Banks’ loan portfolios, will not request the Banks to increase significantly their allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see “Item 1. Business—Analysis of Allowance for Loan Losses.”

Noninterest Income.    Total noninterest income increased $1.5 million, or 26.6%, to $7.3 million for the year ended December 31, 2012 compared to $5.7 million for the prior year. The increase was due primarily to the net FDIC loss sharing income, which was a reduction of income of $2.3 million for the year ended December 31, 2012 compared to a reduction of income of $1.0 million for the year ended December 31, 2011. The FDIC loss sharing income, net includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans.

Noninterest Expense.    Noninterest expense increased $689,000 or 1.4% to $50.4 million for the year ended December 31, 2012 compared to $49.7 million for the year ended December 31, 2011. The increase was due primarily to increased compensation and employee benefits expense in the amount of $1.9 million and a $481,000 increase in professional services partially offset by decreases of $605,000 in net other real estate owned expense and $556,000 in Federal deposit insurance premium expense. The increase in professional services was primarily due to the costs related to the Northwest Commercial Acquisition which closed in January 2013. Total expenses related to this acquisition were $285,000 for the year ended December 31, 2012.

The efficiency ratio for the year ended December 31, 2012 was 70.1% compared to 67.8% for the same period in the prior year. The increase in the ratio for the year ended December 31, 2012 was primarily related to the increase in noninterest expense and the decrease in net interest income. The net interest income was reduced because of the low interest rate environment. Additionally, while growth strategies are being executed, the Company expects to incur higher noninterest expenses as evidenced by the current increasing efficiency ratio. Noninterest expenses are expected to be more in line with revenue when these growth strategies begin producing long term results. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.

Income Tax Expense.    The provision for income taxes increased by $3.5 million to an expense of $6.2 million for the year ended December 31, 2012 from an expense of $2.6 million for the year ended December 31, 2011. The Company’s effective tax rate was 31.8% for the year ended December 31, 2012 compared to 28.8% for the same period in 2011. The increase in the Company’s income tax expense from the prior year was primarily due to increases in pre-tax income. The increase in the Company’s effective tax rate for the year ended December 31, 2012 is due substantially to increases in the level of net income before income taxes relative to the more modest amount of increase in the amount of tax-exempt income.

Results of Operations for the Years Ended December 31, 2011 and 2010

Earnings Summary.    Net income applicable to common shareholders of $0.42 per diluted common share was recorded for the year ended December 31, 2011 compared to $1.04 per diluted common share for the year ended December 31, 2010. Net income for the year ended December 31, 2011 was $6.5 million compared to net income of $13.4 million for the same period in 2010. The decrease was primarily the result of an $11.8 million gain on bank acquisitions in 2010, a $2.4 million increase in the provision for loan losses and an $11.7 million increase in noninterest expense partially offset by a $16.5 million increase in net interest income. The Company’s efficiency ratio increased to 67.8% for the year ended December 31, 2011 from 54.5% for the year ended December 31, 2010.

Net Interest Income.    Net interest income increased $16.5 million, or 32.4%, to $67.5 million for the year ended December 31, 2011 compared with the previous year of $51.0 million. The increase in net interest income was due primarily to increased earning assets acquired from the Cowlitz and Pierce Commercial Acquisitions and an increased net interest margin. Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 2011 increased 63 basis points to 5.41% from 4.78% for the previous year. The increase in net interest margin was due primarily to increased loan yields as a result of discount accretion on the acquired loan portfolios balances and offset by low interest yields on interest earning overnight cash deposits in the Cowlitz and Pierce Commercial Acquisitions. Our net interest spread for the year ended December 31, 2011 increased to 5.23% from 4.56% for the prior year.

Total interest income increased $14.6 million, or 24.5%, to $74.1 million for the year ended December 31, 2011, from $59.5 million for the year ended December 31, 2010. The increase in interest income was due to a combination of higher balances of average interest earning assets and higher yields on interest earning assets. The balance of average interest earning assets (including nonaccrual loans) increased $180.7 million, or 16.9%, from $1.07 billion for the year ended December 31, 2010 to $1.25 billion for the year ended December 31, 2011. The increase in average interest earning assets for the year ended December 31, 2011 was primarily due to the Cowlitz and Pierce Commercial Acquisitions as well as increases in investment securities available for sale. The yield on average interest earning assets increased 36 basis points from 5.58% for the year ended December 31, 2010 to 5.94% for the year ended December 31, 2011. The increase in the yield on average interest earning assets for the year ended December 31, 2011 reflects the increased loan yields due to discount accretion on the acquired loan portfolios. The effect of discount accretion on loan yields for the year ended December 31, 2011 and December 31, 2010 was approximately 80 basis points and 37 basis points, respectively. For the years ended December 31, 2011 and December 31, 2010, originated nonaccruing loans reduced the yield earned on loans by approximately 14 basis points and 20 basis points, respectively. Originated nonaccrual loans totaled $23.3 million at December 31, 2011 as compared to $26.5 million at December 31, 2010. Interest income on taxable and nontaxable investment securities increased $602,000 due to purchases of investment securities available for sale.

Total interest expense decreased by $1.9 million, or 22.7%, to $6.6 million for the year ended December 31, 2011 from $8.5 million for the year ended December 31, 2010. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities partially offset by higher balances of interest bearing liabilities. The average rate paid on interest bearing liabilities decreased to 0.71% for the year ended December 31, 2011 from 1.02% for the year ended December 31, 2010. Total average interest bearing liabilities increased by $98.1 million, or 11.8%, to $931.1 million for the year ended December 31, 2011 from $833.1 million for the year ended December 31, 2010. The increase in average interest bearing liabilities was due primarily to the Cowlitz and Pierce Commercial Acquisitions. Deposit interest expense decreased $1.9 million, or 22.4%, to $6.5 million for the year ended December 31, 2011 compared to $8.4 million for the prior year. The decrease in deposit interest expense for the year ended December 31, 2011 is primarily a result of a 31 basis point decrease in the average cost of interest-bearing deposits, reflecting the relatively low interest rate environment.

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

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans increased slightly by $255,000 to $22.3 million at December 31, 2011 from $22.1 million at December 31, 2010. As of December 31, 2011, the Banks identified $23.3 million of originated impaired loans and $13.8 million of originated performing restructured loans. Of those impaired and performing restructured loans, $10.9 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $26.3 million have related allowances for credit losses totaling $4.5 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $22.3 million at December 31, 2011 (2.66% of total originated loans and 103.5% of nonperforming originated loans, excluding governmental guarantees) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the year ended December 31, 2011 totaled $9.3 million compared to no provision for loan losses on purchased loans for the year ended December 31, 2010.

Noninterest Income.    Total noninterest income decreased $13.0 million, or 69.4%, to $5.7 million for the year ended December 31, 2011 compared to $18.8 million for the prior year. The decrease was due substantially to an $11.8 million pretax gain on bank acquisitions in 2010 and a $2.3 million decrease in net FDIC loss sharing income partially offset by a $206,000 increase in service charges on deposits due mostly to deposits acquired through the Cowlitz and Pierce Commercial Acquisitions.

Noninterest Expense.    Noninterest expense increased $11.7 million or 30.8% to $49.7 million for the year ended December 31, 2011 compared to $38.0 million for the year ended December 31, 2010. The increase was due to increased compensation and employee benefits expense in the amount of $7.2 million, increased occupancy and equipment expense of $1.8 million and increased net other real estate owned expense (including valuation adjustments) of $652,000. These increases were substantially due to the Cowlitz and Pierce Commercial Acquisitions.

The efficiency ratio for the year ended December 31, 2011 was 67.8% compared to 54.5% for the same period in the prior year. While growth strategies are being executed, the Company expects to incur higher noninterest expense as evidenced by the increasing efficiency ratio.

Income Tax Expense (Benefit).    The provision for income taxes decreased by $3.8 million to an expense of $2.6 million for the year ended December 31, 2011 from an expense of $6.4 million for the year ended December 31, 2010. The Company’s effective tax rate was 28.8% for the year ended December 31, 2011 compared to 32.5% for the same period in 2010. The decrease in the Company’s effective tax rate for the year ended December 31, 2011 is due substantially to an increase in balances of tax exempt securities and the lower level of net income before income taxes relative to the amount of tax-exempt income.

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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2012, cash and cash equivalents totaled $107.1 million, or 8.0% of total assets. Available for sale investment securities totaled $144.3 million at December 31, 2012; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many available for sale securities are pledged to secure borrowing arrangements. Investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $12.1 million, or 0.9% of total assets. At December 31, 2012, the Banks maintained credit facilities with the FHLB of Seattle for $156.3 million and credit facilities with the Federal Reserve Bank of San Francisco for $61.1 million, of which there were no borrowings outstanding as of December 31, 2012. The Banks also maintain advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $57.8 million as of December 31, 2012. As of December 31, 2012, there were no overnight federal funds purchased.

During 2012 total assets decreased $23.4 million with cash on hand and in banks increasing $7.0 million, interest earning deposits decreasing $23.7 million, investment securities decreasing $2.3 million and net loans decreasing by $6.1 million as compared to the prior year-end. Our strategy has been to acquire core deposits (which we define to include all deposits except public funds, brokered CDs and other wholesale deposits) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use our available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Stockholders’ equity was $198.9 million at December 31, 2012 and $202.5 million at December 31, 2011. During the year ended December 31, 2012, we paid common stock dividends of $12.2 million, repurchased $6.0 million in common stock, realized net income of $13.3 million, recorded $63,000 in net unrealized losses on securities available for sale, net of tax, recorded $34,000 of market loss related to other than temporary impairment on securities held to maturity, net of tax, recorded $105,000 of accretion of market loss related to other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and earned ESOP and restricted stock shares totaling $1.3 million.

The Company and the Banks are subject to various regulatory capital requirements. As of December 31, 2012, the Company and the Banks were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act. Our initial public offering in January of 1998 significantly increased our capital to levels well in excess of regulatory requirements and our internal needs. Furthermore, on September 22, 2009, the Company completed the sale of 4.3 million shares of common stock in a public offering. The purchase price was $11.50 per share and net proceeds from the sale totaled approximately $46.6 million. On December 15, 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $54.1 million.

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On January 30, 2013, the Company’s Board of Directors declared a dividend of $0.08 per share payable on February 22, 2013 to shareholders of record on February 8, 2013.

Our capital levels are also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP was repaid in full as of December 31, 2012. While outstanding, the loan was repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions were sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt was repaid, shares were released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares were released, compensation expense was recorded equal to the then current market price of the shares, our capital was increased, and the shares became outstanding for earnings per common share calculations. For the year ended December 31, 2012, the Company allocated or committed to be released to the ESOP 10,029 earned shares and has no unearned, restricted shares remaining to be released.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2012:

	December 31, 2012
	Less than 1 year	Over 1-3 years	Over 3-5 years	More than 5 years	Indeterminate maturity(1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$160,610	$107,700	$20,407	$210	$829,044	$1,117,971
Operating leases	1,545	2,976	2,465	3,314	—	10,300

Total contractual obligations	$162,155	$110,676	$22,872	$3,524	$829,044	$1,128,271

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand.

Asset/Liability Management

Our primary financial objective is to achieve long term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: selling most long term, fixed rate, single-family residential mortgage loan originations; originating commercial loans and residential construction loans at variable interest rates repricing for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low-rate interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.

Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 18.6% and a positive 4-12 month “gap” of 14.2% as of December 31, 2012. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.

The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2012 based upon estimates of expected mortgage prepayment rates and deposit run off rates consistent with national trends. We adjusted mortgage loan maturities for loans held for sale by reflecting these loans in the three-month category, which is consistent with their sale in the secondary mortgage market. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2012
	Estimated Maturity or Repricing Within
	0-3 months	Over 3 months-12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans(1)	$273,855	$46,371	$366,977	$141,678	$49,376	$878,257
Investment securities	13,046	9,624	47,948	51,536	32,238	154,392
FHLB stock	5,495	—	—	—	—	5,495
Interest earning deposits	69,906	—	—	—	—	69,906

Total interest earning assets	$362,302	$55,995	$414,925	$193,214	$81,614	$1,108,050

Interest Bearing Liabilities:
Total interest bearing deposits(2)	$139,820	$104,950	$625,943	$210	$—	$870,923
Total securities sold under agreement to repurchase	16,021	—	—	—	—	16,021

Total interest bearing liabilities	$155,841	$104,950	$625,943	$210	$—	$886,944

Rate sensitivity gap	$206,461	$(48,955)	$(211,018)	$193,004	$81,614	$221,106
Cumulative rate sensitivity gap:
Amount	$206,461	$157,506	$(53,512)	$139,491	$221,106
As a percentage of total interest earning assets	18.63%	14.21%	(4.83)%	12.59%	19.95%

(1)	Originated loans receivable, including the loans held for sale and excluding deferred loan fees.
(2)

Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.

For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the 0-3 month cumulative gap of interest-sensitive assets would have been $(291.4) million, or (26.3%) of total interest earning assets at December 31, 2012.

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

We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Asset/Liability Management.”

Neither we, nor the Banks, maintain a trading account for any class of financial instrument, nor do we, or they, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Banks, are subject to foreign currency exchange rate risk or commodity price risk.

The table below provides information about our originated financial instruments that are sensitive to changes in interest rates as of December 31, 2012. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	2013	2014	2015	2016- 2017	After 2017	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$12,170	$1,082	$1,084	$5,574	$123,083	$142,993
Weighted average interest rate	1.57%	4.14%	3.81%	4.15%	4.44%
Adjustable rate	—	—	—	—	11,399	11,399
Weighted average interest rate	—	—	—	—	3.31%

Total	$12,170	$1,082	$1,084	$5,574	$134,482	$154,392	$155,303
Loans(2)
Amounts maturing:
Fixed rate	$50,156	$24,725	$28,152	$64,071	$198,301	$365,405
Weighted average interest rate	5.41%	5.45%	4.96%	5.34%	5.30%
Adjustable rate	171,672	20,230	25,585	43,602	250,087	511,176
Weighted average interest rate	5.27%	6.03%	5.15%	5.23%	5.24%

Total	$221,828	$44,955	$53,737	$107,673	$448,388	$876,581	$889,441
Certificates of Deposit
Amounts maturing:
Fixed rate	$160,610	$89,271	$18,429	$20,407	$210	$288,927	$290,484
Weighted average interest rate	0.63%	0.87%	2.05%	1.63%	3.00%

(1)	Balances represent carrying value.
(2)	Originated loans receivable, excluding loans held for sale and deferred loan fees.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2012, the Audit Committee of Heritage Financial Corporation (the “Company”), on behalf of the Company and its subsidiaries, Heritage Bank and Central Valley Bank, notified KPMG LLP that they will be dismissed as the Company’s independent public accountants upon completion of the audit for the fiscal year ended December 31, 2011. The decision to change independent accountants was approved by the Audit Committee.

During the two fiscal years ended December 31, 2011, and the subsequent interim period through March 2, 2012, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to such disagreements in their report on the financial statements for such years. During the two fiscal years ended December 31, 2011 and the subsequent period through March 2, 2012, there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)). The audit reports of KPMG LLP on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On February 27, 2012, the Audit Committee engaged the firm of Crowe Horwath LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending December 31, 2012. During the year ended December 31, 2012, there were no disagreements with Crowe Horwath LLP, and the audit report of Crowe Horwath LLP on the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Crowe Horwath LLP on the effectiveness of internal control over financial reporting as of December 31, 2012 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, and their report is included in “Item 8. Financial Statements and Supplementary Data.”

(b) Attestation report of the registered public accounting firm.

See “Item 8. Financial Statements and Supplementary Data.”

(c) Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held May 1, 2013 (“Proxy Statement”).

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

The Audit and Finance Committee of our Board of Directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, Philip S. Weigand, Brian S. Charneski, John A. Clees, Jeffrey S. Lyon, Donald V. Rhodes, Ann Watson and Gary B. Christensen, all of whom are considered “independent” as defined by the SEC. Our Board of Directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference to the headings “Executive Compensation”, “Directors’ Compensation,” and “Report of the Compensation Committee” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2012, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	490,328	$17.48	207,526

Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Meetings and Committees of the Board of Directors and Corporate Governance” of the Proxy Statement.

Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that ten of our eleven directors are independent. Directors Charneski, Christensen, Clees, Ellwanger, Fluetsch, Jensen, Lyon. Rhodes, Watson and Weigand are all independent. Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation, and Chief Executive Officer of Heritage Bank and Vice Chairman and Chief Executive Officer of Central Valley Bank, is not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 3—Ratification of the Appointment of Registered Public Accounting Firm—Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES—

(a)(1) The Consolidated Financial Statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or notes.

(3) Exhibits

Exhibit No.
2.1 & 2.2	Purchase and Assumption Agreements for Cowlitz & Pierce—reference Q3 2012 Form 10-Q Exhibits (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of the Company (3)

4.2	Warrant for purchase (4)

10.1	1998 Stock Option and Restricted Stock Award Plan (5)

10.2	1997 Stock Option and Restricted Stock Award Plan (6)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (7)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

10.5	Employment Agreement between Central Valley Bank and D. Michael Broadhead, effective December 3, 2010 (9)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (10)

10.7	Annual Incentive Compensation Plan (11)

10.8	2010 Omnibus Equity Plan (12)

10.9	Deferred Compensation Plan and Participation Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (13)

10.10	Employment Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (13)

10.11	Change in Control Agreement by and between Heritage Bank and Gregory D. Patjens (13)

10.12	Change in Control Agreement by and between Heritage Bank and David A. Spurling (14)

11	Statement regarding computation of earnings per share (15)

14.0	Code of Ethics and Conduct Policy (16)

21.0	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm—Crowe Horwath LLP

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP

24.0	Power of Attorney

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholder’s Equity; (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements (17)

(1)	Incorporated by reference to the Current Report on Form 10-Q dated November 7, 2012.
(2)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(3)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.
(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(13)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.
(14)	Included as an exhibit to the Annual Report on Form 10-K dated March 6, 2013.
(15)	Reference is made to Note 13—Stockholder’s Equity in the Selected Notes to Consolidated Financial Statements under Item 8 herein.
(16)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(17)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2013.

HERITAGE FINANCIAL CORPORATION
(Registrant)

By	/s/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2013.

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

*Ann Watson

*Philip S. Weigand

*By	/s/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation

Olympia, Washington

We have audited the accompanying consolidated statement of financial condition of Heritage Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heritage Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

San Francisco, California

March 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Heritage Financial Corporation:

We have audited the accompanying consolidated statement of financial condition of Heritage Financial Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 2, 2012

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
A S S E T S
Cash on hand and in banks	$37,180	$30,193
Interest earning deposits	69,906	93,566

Cash and cash equivalents	107,086	123,759
Investment securities available for sale	144,293	144,602
Investment securities held to maturity (fair value of $11,010 and $12,881)	10,099	12,093
Loans held for sale	1,676	1,828
Originated loans receivable, net	874,485	837,924
Less: Allowance for loan losses	(19,125)	(22,317)

Originated loans receivable, net of allowance for loan losses	855,360	815,607
Purchased covered loans receivable, net of allowance for loan losses of ($4,352 and $3,963)	83,978	105,394
Purchased non-covered loans receivable, net of allowance for loan losses of ($5,117 and $4,635)	59,006	83,479

Total loans receivable, net	998,344	1,004,480
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	7,100	10,350
Other real estate owned ($260 and $774 covered by FDIC loss share, respectively)	5,666	4,484
Premises and equipment, net	24,755	22,975
Federal Home Loan Bank (“FHLB”) stock, at cost	5,495	5,594
Accrued interest receivable	4,821	5,117
Prepaid expenses and other assets	8,288	8,190
Deferred income taxes, net	13,819	10,988
Other intangible assets, net	1,086	1,513
Goodwill	13,012	13,012

Total assets	$1,345,540	$1,368,985

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$1,117,971	$1,136,044
Securities sold under agreement to repurchase	16,021	23,091
Accrued expenses and other liabilities	12,610	7,330

Total liabilities	1,146,602	1,166,465

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common stock, no par value, 50,000,000 shares authorized; 15,117,980 and 15,456,297 shares outstanding at December 31, 2012 and 2011, respectively	121,832	126,622
Unearned compensation—Employee Stock Ownership Plan (“ESOP”)	—	(94)
Retained earnings	75,362	74,256
Accumulated other comprehensive income, net	1,744	1,736

Total stockholders’ equity	198,938	202,520

Total liabilities and stockholders’ equity	$1,345,540	$1,368,985

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2012	2011	2010
Interest income:
Interest and fees on loans	$65,588	$70,114	$56,054
Taxable interest on investment securities	2,195	2,912	2,661
Nontaxable interest on investment securities	1,097	821	470
Interest on interest earning deposits	229	273	337

Total interest income	69,109	74,120	59,522

Interest expense:
Deposits	4,469	6,503	8,378
Other borrowings	65	79	133

Total interest expense	4,534	6,582	8,511

Net interest income	64,575	67,538	51,011
Provision for loan losses on originated loans	695	5,180	11,990
Provision for loan losses on purchased loans	1,321	9,250	—

Net interest income after provision for loan losses	62,559	53,108	39,021

Noninterest income:
Gain on bank acquisitions, net	—	—	11,830
Service charges and other fees	5,516	5,419	4,811
Merchant Visa income, net	685	556	515
Change in FDIC indemnification asset	(1,033)	(2,250)	50
Other income	2,104	2,021	1,573

Total noninterest income	7,272	5,746	18,779

Noninterest expense:
Impairment loss on investment securities	130	118	318
Less: Portion recorded as other comprehensive loss	(52)	(20)	(20)

Impairment loss on investment securities, net	78	98	298
Compensation and employee benefits	29,020	27,109	19,910
Occupancy and equipment	7,365	7,127	5,326
Data processing	2,555	2,628	2,233
Marketing	1,517	1,361	1,171
Professional services	2,543	2,062	2,139
State and local taxes	1,226	1,336	968
Federal deposit insurance premium	1,002	1,558	1,656
Other real estate owned, net	316	921	269
Other expense	4,770	5,503	4,041

Total noninterest expense	50,392	49,703	38,011

Income before income taxes	19,439	9,151	19,789
Income tax expense	6,178	2,633	6,435

Net income	$13,261	$6,518	$13,354

Dividends accrued and discount accreted on preferred shares	—	—	1,686

Net income applicable to common shareholders	$13,261	$6,518	$11,668

Basic earnings per common share	$0.87	$0.42	$1.05
Basic weighted average common shares outstanding	15,080,149	15,431,355	11,121,346
Diluted earnings per common share	$0.87	$0.42	$1.04
Diluted weighted average common shares outstanding	15,094,789	15,497,426	11,173,658

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

Comprehensive Income	2012	2011	2010
Net income	$13,261	$6,518	$13,354
Change in fair value of securities available for sale, net of tax of $(34), $663 and $225	(63)	1,233	418
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $8 and $0	—	14	—
Other-than-temporary impairment on securities held to maturity, net of tax of $(18), $(7) and $(8)	(34)	(13)	(14)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $57, $68 and $111	105	125	206

Other comprehensive income	$8	$1,359	$610

Comprehensive income	$13,269	$7,877	$13,964

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2012, 2011 and 2010

(Dollars and shares in thousands, except per share amounts)

	Number of preferred stock shares	Preferred stock	Number of common shares	Common stock	Unearned Compensation- ESOP	Retained earnings	Accumulated other comprehensive income, net	Total stock holders’ equity
Balance at December 31, 2009	24	$23,487	11,058	$73,534	$(270)	$61,980	$(233)	$158,498
Restricted stock awards issued, net of forfeitures	—	—	56	—	—	—	—	—
Stock option compensation expense	—	—	—	204	—	—	—	204
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	17	202	—	—	—	202
Share based payment and earned ESOP	—	—	9	420	88	—	—	508
Tax associated with share based payment and unallocated ESOP	—	—	—	(10)	—	—	—	(10)
Accretion of preferred stock	—	513	—	—	—	(513)	—	—
Net income	—	—	—	—	—	13,354	—	13,354
Other comprehensive income, net of tax	—	—	—	—	—	—	610	610
Redemption of preferred stock	(24)	(24,000)	—	—	—	—	—	(24,000)
Common stock issuance, net of expenses	—	—	4,428	54,086	—	—	—	54,086
Cash dividends accrued on preferred stock	—	—	—	—	—	(1,173)	—	(1,173)

Balance at December 31, 2010	—	$—	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted stock awards issued, net of forfeitures	—	—	76	—	—	—	—	—
Stock option compensation expense	—	—	—	165	—	—	—	165
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	5	50	—	—	—	50
Share based payment and earned ESOP	—	—	8	767	88	—	—	855
Tax associated with share based payment and unallocated ESOP	—	—	—	(4)	—	—	—	(4)
Common stock repurchase	—	—	(201)	(2,342)	—	—	—	(2,342)
Net income	—	—	—	—	—	6,518	—	6,518
Other comprehensive income, net of tax	—	—	—	—	—	—	1,359	1,359
Repurchase of warrant issued to U.S. Treasury	—	—	—	(450)	—	—	—	(450)
Cash dividends declared on common stock ($0.38 per share)	—	—	—	—	—	(5,910)	—	(5,910)

Balance at December 31, 2011	—	$—	15,456	$126,622	$(94)	$74,256	$1,736	$202,520
Restricted stock awards issued, net of forfeitures	—	—	86	—	—	—	—	—
Stock option compensation expense	—	—	—	106	—	—	—	106
Exercise of stock options (including tax benefits from nonqualified stock options)	—	—	12	129	—	—	—	129
Share based payment and earned ESOP	—	—	10	1,091	94	—	—	1,185
Tax associated with share based payment and unallocated ESOP	—	—	—	(93)	—	—	—	(93)
Common stock repurchased and retired	—	—	(446)	(6,023)	—	—	—	(6,023)
Net income	—	—	—	—	—	13,261	—	13,261
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Cash dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(12,155)	—	(12,155)

Balance at December 31, 2012	—	$—	15,118	$121,832	$—	$75,362	$1,744	$198,938

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$13,261	$6,518	$13,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,290	2,185	2,050
Deferred loan fees (costs), net of amortization	236	537	(274)
Provision for loan losses	2,016	14,430	11,990
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	8,633	3,241	5,762
Recognition of compensation related to ESOP shares and share based payment	1,185	855	508
Stock option compensation expense	106	165	204
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	93	4	10
Amortization of intangible assets	427	440	225
Deferred income tax	(2,835)	(7,465)	4,549
Gain on FDIC assisted bank acquisitions, net	—	—	(11,830)
(Gain) loss on sale of investment securities, net	—	(23)	44
Impairment loss on investment of securities	78	98	298
Origination of loans held for sale	(21,035)	(18,016)	(18,665)
Gain on sale of loans	(295)	(316)	(401)
Proceeds from sale of loans	21,482	17,268	19,127
Valuation adjustment on other real estate owned	824	871	—
(Gain) loss on other real estate owned, net	(587)	71	121
Loss (gain) on sale of premises and equipment, net	3	8	(2)

Net cash provided by operating activities	27,882	20,871	27,070

Cash flows from investing activities:
Loans originated, net of principal payments	(3,522)	(45,379)	39,173
Maturities of investment securities available for sale	61,751	35,196	25,125
Maturities of investment securities held to maturity	2,177	2,221	2,301
Purchase of investment securities available for sale	(63,903)	(53,590)	(13,740)
Purchase of investment securities held to maturity	—	(271)	(2,296)
Purchase of premises and equipment	(3,859)	(3,127)	(6,914)
Proceeds from sales of other real estate owned—cash	5,255	3,257	1,948
Proceeds from sales of other real estate owned—financed	732	—	—
Proceeds from sale of premises and equipment	—	2	446
Proceeds from sales of investment securities available for sale	—	412	1,105
Proceeds from repurchase of FHLB stock	99	—	—
Net cash acquired in acquisitions	—	—	196,614

Net cash (used in) provided by investing activities	(1,270)	(61,279)	243,762

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,073)	(232)	(229,234)
Net (decrease) increase in borrowed funds	—	—	(17,530)
Preferred stock cash dividends paid	—	—	(1,173)
Common stock cash dividends paid	(12,155)	(5,910)	—
Net (decrease) increase in securities sold under agreement to repurchase	(7,070)	4,064	8,587
Proceeds from common stock issuance, net of expenses	—	—	54,086
Proceeds from exercise of stock options	129	50	202
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(93)	(4)	(10)
Repurchase of common stock	(6,023)	(2,342)	—
Repurchase of common stock warrant	—	(450)	—
Repurchase of preferred stock	—	—	(24,000)

Net cash used in financing activities	(43,285)	(4,824)	(209,072)

Net (decrease) increase in cash and cash equivalents	(16,673)	(45,232)	61,760
Cash and cash equivalents at beginning of year	123,759	168,991	107,231

Cash and cash equivalents at end of year	$107,086	$123,759	$168,991

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,608	$6,724	$8,455
Cash paid for income taxes	10,713	9,998	1,494
Loans transferred to other real estate owned	(7,406)	(5,653)	(3,693)
Assets acquired (liabilities assumed) in acquisitions:
Investment securities	—	—	47,397
Loans covered by loss sharing	—	—	142,974
Loans not covered by loss sharing	—	—	145,246
Federal Home Loan Bank stock	—	—	2,264
Accrued interest receivable	—	—	1,133
FDIC indemnification asset	—	—	16,084
Core deposit intangible	—	—	1,832
Other real estate owned	—	—	702
Other assets	—	—	1,219
Deposits	—	—	(525,382)
Borrowings	—	—	(17,530)
Deferred tax liability	—	—	(4,140)
Other liabilities	—	—	(724)

See accompanying notes to consolidated financial statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries: Heritage Bank and Central Valley Bank (the “Banks”). The Banks are Washington-chartered commercial banks and their deposits are insured by the FDIC under the Deposit Insurance Fund (“DIF”). Heritage Bank conducts business from its main office in Olympia, Washington and its twenty-seven branch offices (including one branch acquired subsequent to December 31, 2012 in the Northwest Commercial Bank acquisition discussed below) located in western Washington and the greater Portland, Oregon area. Central Valley Bank conducts business from its main office in Toppenish, Washington and its five branch offices located in Yakima and Kittitas counties of Washington State.

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

Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of the Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of August 2, 2010. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank as of November 8, 2010. The Cowlitz Acquisition and the Pierce Commercial Acquisition are collectively referred to as the “Cowlitz and Pierce Acquisitions”.

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire Northwest Commercial Bank (“NCB”). NCB was headquartered in Lakewood, Washington and was a full service commercial bank that operated two branch locations in Washington State. The transaction closed on January 9, 2013, and NCB was merged with and into Heritage Bank. See Note 19, “Subsequent Events”.

(b) Basis of Presentation

The accounting and reporting policies of the Company and its subsidiaries conform to U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the Consolidated Financial Statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes. Actual results could differ from these estimates.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

(c) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest earning deposits with original maturities of 90 days or less, and federal funds sold.

The Banks are required to maintain an average reserve balance with the Federal Reserve Bank in the form of cash. For the years ended December 31, 2012 and 2011, the Banks maintained adequate levels of cash to meet the Federal Reserve Bank requirement.

(d) Investment Securities

The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity.

Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the interest method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported in other comprehensive income, net of related income taxes. Realized gains and losses on sale of investment securities are computed on the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. If any of these criteria is not met, the impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. If any of these criteria is not met, the entire difference between amortized cost and fair value is recognized as impairment through earnings, and a new cost basis is established for the security. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

(e) Loans Receivable and Loans Held for Sale

Loans Held for Sale:

Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. Any loan that management determines will not be held to maturity is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are included in income.

Originated Loans:

Originated loans are generally recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and deferred fees and costs. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued but not collected on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans is accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans

Loans are charged-off if collection of the contractual principal or interest as scheduled in the loan agreement is doubtful. Credit card loans and other consumer loans are typically charged-off no later than 180 days past due.

Purchased Covered and Purchased Non-Covered Loans:

Loans acquired in a business acquisition are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Purchased loans subject to FDIC shared-loss agreements are identified as “covered” on the Consolidated Statements of Financial Condition, while purchased loans not subject to FDIC shared-loss agreements are referred to as “non-covered”. The covered loans have an additional evaluation separate from originated and purchased non-covered loans as they have shared-loss attributes which may reduce the Bank’s risk of loss. For further information see Note 4, “FDIC Indemnification Asset”.

Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as “purchased impaired” loans. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.

The cash flows expected over the life of the purchased impaired loan or pool are estimated quarterly using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the amount of any provision previously recognized for that pool of loans, if any, then prospectively recognized in interest income as a yield adjustment. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.

Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, purchased impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS91 Nonrefundable fees and Other Costs, which considers the contractual cash flows. These loans are identified as “purchased other” loans, and are initially recorded at their fair value, which is estimated using an internal cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid or fully charged-off will be recognized immediately into income.

(f) Impaired Loans and Troubled Debt Restructures

Impaired Loans:

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral (less cost to sell) if the loan is collateral dependent.

Troubled Debt Restructures:

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grant a concession to a borrower that it would not otherwise consider. These concessions may include changes of the interest rate, forbearance of the outstanding principal or accrued interest, extension of the maturity date, delay in the timing of the regular payment, or any other actions intended to minimize potential losses. The Banks do not forgive principal for a majority of their TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. The Banks also consider insignificant delays in payments when determining if a loan should be classified as a TDR.

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

A TDR is considered defaulted if, during the 12-month period after the restructure, the loan has not performed in accordance to the restructured terms. Defaults include loans whose payments are 90 days past due and loans whose revised maturity date passed and no further modifications will be granted for that borrower.

A loan may subsequently be excluded from the impaired loan disclosures if (i) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (ii) the loan is no longer impaired based on the terms of the restructured agreement. The Banks’ policy is that the borrower must demonstrate a sustained period, typically six consecutive months, of payments in accordance with the modified loan before it can be reviewed for removal from the impaired loan disclosure under the second criteria. However, the loan must be reported as an impaired loan in at least one annual report on Form 10-K.

(g) Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method or the straight-line method, which approximates the effective interest method. In the event loans are sold, the net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

(h) Allowance for Loan Losses

Allowance for Loan Losses on Originated Loans:

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of originated loans. For further information on the policy on purchased loans, see “Allowance for Loan Losses on Purchased Loans” below. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB ASC 310, Receivables and allowance allocations calculated in accordance with FASB ASC 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The level of the allowance reflects management’s continuing evaluation of known and inherent risks in the loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with FASB ASC 310 based on probable losses on specific loans; (ii) historical loss factor determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) an environmental loss factor to reflect the impact of current conditions, as determined in accordance with FASB ASC 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factor and environmental loss factor are combined and multiplied against the outstanding principal balance of loans in the pool of similar loans with similar characteristics. The Company’s pools of similar loans are grouped by class of loan.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing but has an assigned risk grade greater than pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the special assets department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the special asset department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and economic conditions affecting the borrower’s industry, among other things.

Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recoveries experienced to the total population of loans in the pool for a rolling twelve quarter average.

Environmental loss factors are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels of and trend in delinquencies and impaired loans; (ii) levels and trends in charge-offs and recoveries; (iii) effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; (iv) experience, ability, and depth of lending management and other relevant staff; (v) national and local economic trends and conditions; (vi) external factors such as competition, legal, and regulatory and; (vii) effects of changes in credit concentrations. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to be on a scale of risk. The results are then utilized in a matrix to determine an appropriate environmental loss factor for each class of loan. An additional environmental factor is added after the calculated matrix factor if the specific loan is risk graded greater than watch.

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

The Banks are also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $75,000 as of December 31, 2012.

Allowance for Loan Losses on Purchased Loans:

The purchased loans acquired in the Cowlitz Acquisition and the Pierce Commercial Acquisition are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on purchased impaired loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows initially estimated, occurs subsequent to the acquisition date, a provision for loan losses for purchased loans will be charged to earnings as of the measurement date. For the purchased covered loans, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreement, and the portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The purchased other loans not accounted for under FASB ASC 310-30 and the balances funded on purchased loans after the acquisition date, called “subsequent advances”, are also subject to the Company’s credit reviews. An allowance for loan loss is estimated in a similar manner as the originated loan portfolio, and a provision for loan loss is charged to earnings as necessary. Management also reviews historical and environmental factors specific to the purchased portfolios which may be slightly different than the originated loan portfolio.

(i) FDIC Indemnification Asset

The FDIC indemnification asset was measured at estimated fair value at acquisition date on the same basis as the purchased covered loans, and represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. The present value was calculated using the shorter of the shared-loss agreement terms or the life of the loan. Under the terms of the FDIC shared-loss agreements, the FDIC will absorb 80% of losses and receive 80% of loss recoveries for the covered loans. The FDIC indemnification asset will be reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Since the FDIC indemnification asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is taken into noninterest income at each reporting date.

The FDIC indemnification asset is evaluated quarterly. Realized losses in excess of prior estimates will immediately increase the FDIC indemnification asset by a credit to noninterest income. Conversely, if realized losses are less than prior estimates, the FDIC indemnification asset will be reduced by a charge to noninterest income on a prospective basis, and any change in value would be limited to the contractual terms of the shared-loss agreement.

(j) Mortgage Banking Operations

The Company sells one-to-four family residential mortgage loans on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the mortgage loans sold exceed or are less than the net book value at the time of sale. Income from mortgage loans brokered to other lenders is recognized into income on date of loan closing.

Commitments to sell one-to-four family residential mortgage loans are made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Banks are only obligated to sell the mortgage if the mortgage loan is approved and closed by the Banks. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in gains on sales of loans. The fair value of these derivative instruments was not significant at December 31, 2012 and 2011.

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

(m) Other Intangible Assets

The other intangible assets represents the Core Deposit Intangible (“CDI”) acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life which approximates the existing deposit relationships acquired on an accelerated method. The useful life of the CDI related to Pierce Commercial Bank, Cowlitz Bank, and Western Washington Bancorp acquisitions is four, nine, and eight years, respectively. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. Amortization expense relate to the core deposit intangibles was $427,000, $440,000 and $225,000 for the years ended December 31, 2012, 2011 and 2010.

The estimated aggregated amortization expense related to these intangible assets for future years is as follows:

Year Ending December 31,
(In thousands)
2013	$334
2014	273
2015	171
2016	134
2017	96
Thereafter	78

$1,086

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

No goodwill impairment charges were required for the years ended December 31, 2012, 2011 or 2010. For the year ended December 31, 2012, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value. Even though there was no goodwill impairment at December 31, 2012, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Consolidated Financial Statements.

(o) Income Taxes

The Company and its subsidiaries file a United States consolidated federal income tax return and an Oregon State income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

As of December 31, 2012 and December 31, 2011, the Company had an insignificant amount of unrecognized tax benefits, none of which would affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “income taxes” in the Consolidated Statements of Income. The amount of interest and penalties accrued as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 were immaterial. The Company and its subsidiaries file a United States consolidated tax return and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2012, 2011, 2010 and 2009.

(p) Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed $1.3 million from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP was repaid in full as of December 31, 2012. When outstanding, the loan was repaid principally from the Banks’ contributions to the ESOP. The Banks’ contributions were sufficient to service the debt over the 15-year loan term at the interest rate of 8.5%. As the debt was repaid, shares were released and allocated to plan participants based on the proportion of debt service paid during the year. As shares were released, compensation expense was recorded equal to the then current market price of the shares and the shares become outstanding for earnings per common share calculations. Cash dividends on allocated shares were recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares were recorded as a reduction of debt and accrued interest.

(q) Stock Based Compensation

The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 14. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards for the years ended December 31, 2012 or 2011. The fair value of stock options granted during the year ended December 31, 2010 is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.

(r) Deferred Compensation Plans

The Company has adopted a Deferred Compensation Plan and has entered into arrangements with certain executive officers. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Board of Directors. The notional account balances of participants under the Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. The Company’s obligation to make payments under the Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under the Plan. The Company records a liability within accrued expenses and other liabilities on the consolidated statement of financial condition in a systematic and rationale manner. Since the amounts earned are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.

(s) Earnings per Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

(t) Operating Segments

While the Company’s chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

(u) Recently Issued Accounting Pronouncements

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued in April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments remove from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. The provisions of this Update were effective for the first interim or annual period beginning on or after December 15, 2011, and were applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the Update did not have a material effect on the Company’s Consolidated Financial Statements at the date of adoption.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued in May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The provisions of this Update were effective during the interim or annual periods beginning after December 15, 2011, and were to be applied prospectively. The adoption of the Update did not have a material effect on the Company’s Consolidated Financial Statements at the date of adoption, however, the additional disclosures are included in Note 17, “Fair Value Measurements.”

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued in June 2011 requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The provisions of this Update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and were to be applied retrospectively. Early adoption was permitted. In October 2011, the FASB announced they were considering deferring certain provisions in ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income to net income. The adoption of the Update changed the presentation of other comprehensive income. The Company has presented Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 as a separate statement immediately following the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

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

FASB ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption. This Update will not have a material effect on the Company’s Consolidated Financial Statements at the date of adoption as the Company currently accounts for its indemnification asset in a manner consistent with the Update.

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s Consolidated Financial Statements at the date of adoption.

(2)	Loans Receivable

The Company originates loans in the ordinary course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs due to their insignificance. The Company has also acquired loans through FDIC-assisted and open bank transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Company refers to the purchased loans subject to the FDIC shared-loss agreements as “covered” loans, and those loans without a shared-loss agreement are referred to as “non-covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

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

A discussion of the risk characteristics of each portfolio segment is as follows:

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

One-to-Four Family Residential:

The majority of the Company’s one-to four-family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. The Company generally sells most single-family loans in the secondary market. Management determines to what extent the Company will retain or sell these loans and other fixed rate mortgages in order to control the Banks’ interest rate sensitivity position, growth and liquidity.

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

Originated loans receivable at December 31 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$277,240	$273,590
Owner-occupied commercial real estate	188,494	166,881
Non-owner occupied commercial real estate	265,835	251,049

Total commercial business	731,569	691,520
One-to-four family residential	38,848	37,960
Real estate construction and land development:
One-to-four family residential	25,175	22,369
Five or more family residential and commercial properties	52,075	54,954

Total real estate construction and land development	77,250	77,323
Consumer	28,914	32,981

Gross originated loans receivable	876,581	839,784
Net deferred loan fees	(2,096)	(1,860)

Total originated loans receivable	$874,485	$837,924

The recorded investment in purchased covered loans receivable at December 31, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$25,781	$38,607
Owner-occupied commercial real estate	34,796	38,067
Non-owner occupied commercial real estate	13,028	15,753

Total commercial business	73,605	92,427
One-to-four family residential	5,027	5,197
Real estate construction and land development:
One-to-four family residential	4,433	5,786
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	4,433	5,786
Consumer	5,265	5,947

Total purchased covered loans receivable	88,330	109,357
Allowance for loan losses	(4,352)	(3,963)

Purchased covered loans receivable, net	$83,978	$105,394

The December 31, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $59.0 million and $78.7 million, respectively. The gross recorded investment balance of purchased other covered loans was $29.3 million and $30.7 million at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC shared-loss agreements was $3.5 million and $3.8 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition are referred to as “subsequent advances” and are included in the purchased covered loan balances as these subsequent advances are covered under the FDIC shared-loss agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $6.9 million and $13.5 million as of December 31, 2012 and December 31, 2011, respectively.

The recorded investment in purchased non-covered loans receivable at December 31, 2012 and December 31, 2011 consisted of the following portfolio segments and classes:

	December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$24,763	$35,607
Owner-occupied commercial real estate	13,211	17,052
Non-owner occupied commercial real estate	11,019	12,833

Total commercial business	48,993	65,492
One-to-four family residential	3,040	2,743
Real estate construction and land development:
One-to-four family residential	513	1,381
Five or more family residential and commercial properties	864	1,078

Total real estate construction and land development	1,377	2,459
Consumer	10,713	17,420

Total purchased non-covered loans receivable	64,123	88,114
Allowance for loan losses	(5,117)	(4,635)

Purchased non-covered loans receivable, net	$59,006	$83,479

The December 31, 2012 and December 31, 2011 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $42.0 million and $56.1 million, respectively. The recorded investment balance of purchased other non-covered loans was $22.1 million and $32.0 million at December 31, 2012 and December 31, 2011, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of December 31, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

(c) Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W”. A description of the general characteristics of the risk grades is as follows:

•	Grades 0 to 5: These grades are considered “pass grade” with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.

•

Grade “W”: This grade is considered “pass grade” and includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a potentially significant risk-modifying action is anticipated in the near term.

•

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

•

Grade 7: This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the loan has a high credit risk. The loan also has well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be accrual or nonaccrual status based on the Company’s accrual policy.

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

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some inherent losses in the portfolios, but to a lesser extent than the other loan grades. These pass graded loans may also have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. However, the likelihood of loss is greater than Watch grade because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off to the realizable value.

The following tables present the balance of the originated loans receivable by credit quality indicator as of December 31, 2012 and December 31, 2011.

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,593	$3,908	$18,157	$582	$277,240
Owner-occupied commercial real estate	181,630	2,658	4,206	—	188,494
Non-owner occupied commercial real estate	256,077	4,132	5,257	369	265,835

Total commercial business	692,300	10,698	27,620	951	731,569
One-to-four family residential	37,239	920	689	—	38,848
Real estate construction and land development:
One-to-four family residential	16,446	1,795	6,934	—	25,175
Five or more family residential and commercial properties	48,718	—	3,357	—	52,075

Total real estate construction and land development	65,164	1,795	10,291	—	77,250
Consumer	28,748	—	156	10	28,914

Gross originated loans	$823,451	$13,413	$38,756	$961	$876,581

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$247,503	$2,770	$22,887	$430	$273,590
Owner-occupied commercial real estate	162,536	1,225	3,120	—	166,881
Non-owner occupied commercial real estate	240,096	2,063	8,890	—	251,049

Total commercial business	650,135	6,058	34,897	430	691,520
One-to-four family residential	36,997	431	532	—	37,960
Real estate construction and land development:
One-to-four family residential	10,725	2,828	8,816	—	22,369
Five or more family residential and commercial properties	42,541	—	12,413	—	54,954

Total real estate construction and land development	53,266	2,828	21,229	—	77,323
Consumer	32,629	—	346	6	32,981

Gross originated loans	$773,027	$9,317	$57,004	$436	$839,784

The tables above include $27.5 million and $37.1 million of originated impaired loans as of December 31, 2012 and December 31, 2011, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for potential losses and have specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of December 31, 2012 and December 31, 2011 were $28.3 million and $29.7 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $3.2 million and $2.8 million as of December 31, 2012 and December 31, 2011, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded investment balance of the purchased other loans receivable by credit quality indicator as of December 31, 2012 and December 31, 2011.

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,393	$496	$92	$—	$11,981
Owner-occupied commercial real estate	23,685	2,390	335	—	26,410
Non-owner occupied commercial real estate	3,108	732	973	—	4,813

Total commercial business	38,186	3,618	1,400	—	43,204
One-to-four family residential	770	553	61	—	1,384
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—
Consumer	6,385	2	346	32	6,765

Gross purchased other loans	$45,341	$4,173	$1,807	$32	$51,353

	December 31, 2011
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,781	$125	$780	$—	$12,686
Owner-occupied commercial real estate	29,791	—	587	—	30,378
Non-owner occupied commercial real estate	4,427	1,046	441	—	5,914

Total commercial business	45,999	1,171	1,808	—	48,978
One-to-four family residential	1,529	—	42	—	1,571
Real estate construction and land development:
One-to-four family residential	50	—	—	—	50
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	50	—	—	—	50
Consumer	11,435	—	674	—	12,109

Gross purchased other loans	$59,013	$1,171	$2,524	$—	$62,708

(d)	Nonaccrual loans

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2012 and December 31, 2011:

	December 31,
	2012(1)	2011(1)
	(In thousands)
Commercial business:
Commercial and industrial	$4,560	$6,946
Owner-occupied commercial real estate	563	399
Non-owner occupied commercial real estate	369	921

Total commercial business	5,492	8,266
One-to-four family residential	389	—
Real estate construction and land development:
One-to-four family residential	3,063	5,150
Five or more family residential and commercial properties	3,357	9,797

Total real estate construction and land development	6,420	14,947
Consumer	157	125

Gross originated nonaccrual loans	$12,458	$23,338

(1)	$1.2 million and $1.8 million of originated nonaccrual loans were guaranteed by governmental agencies at December 31, 2012 and December 31, 2011, respectively.

The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2012 and December 31, 2011:

	December 31,
	2012(1)	2011(1)
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—
Owner-occupied commercial real estate	139	—
Non-owner occupied commercial real estate	437	—

Total commercial business	576	—
One-to-four family residential	61	—
Consumer	163	490

Gross purchased other nonaccrual loans	$800	$490

(1)	$39,000 of purchased other nonaccrual loans were considered covered at December 31, 2012. There were no purchased other nonaccrual loans considered covered at December 31, 2011.

(e)	Past due loans

The Company performs aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,768	$2,014	$4,782	$272,458	$277,240	$25
Owner-occupied commercial real estate	920	112	1,032	187,462	188,494	—
Non-owner occupied commercial real estate	92	369	461	265,374	265,835	—

Total commercial business	3,780	2,495	6,275	725,294	731,569	25
One-to-four family residential	239	375	614	38,234	38,848	—
Real estate construction and land development:
One-to-four family residential	847	3,242	4,089	21,086	25,175	179
Five or more family residential and commercial properties	—	3,018	3,018	49,057	52,075	—

Total real estate construction and land development	847	6,260	7,107	70,143	77,250	179
Consumer	68	146	214	28,700	28,914	10

Gross originated loans	$4,934	$9,276	$14,210	$862,371	$876,581	$214

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$3,716	$4,769	$8,485	$265,105	$273,590	$921
Owner-occupied commercial real estate	1,903	398	2,301	164,580	166,881	—
Non-owner occupied commercial real estate	369	—	369	250,680	251,049	—

Total commercial business	5,988	5,167	11,155	680,365	691,520	921
One-to-four family residential	1,251	404	1,655	36,305	37,960	404
Real estate construction and land development:
One-to-four family residential	582	5,150	5,732	16,637	22,369	—
Five or more family residential and commercial properties	369	9,428	9,797	45,157	54,954	—

Total real estate construction and land development	951	14,578	15,529	61,794	77,323	—
Consumer	465	60	525	32,456	32,981	3

Gross originated loans	$8,655	$20,209	$28,864	$810,920	$839,784	$1,328

The balances of purchased other past due loans, segregated by segments and classes of loans, as of December 31, 2012 and December 31, 2011 are as follows:

	December 31 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$11,981	$11,981	$—
Owner-occupied commercial real estate	662	—	662	25,748	26,410	—
Non-owner occupied commercial real estate	—	437	437	4,376	4,813	—

Total commercial business	662	437	1,099	42,105	43,204	—
One-to-four family residential	—	61	61	1,323	1,384	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—	—
Consumer	75	216	291	6,474	6,765	—

Gross purchased other loans	$737	$714	$1,451	$49,902	$51,353	$—

	December 31, 2011
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$243	$15	$258	$12,428	$12,686	$15
Owner-occupied commercial real estate	151	—	151	30,227	30,378	—
Non-owner occupied commercial real estate	441	—	441	5,473	5,914	—

Total commercial business	835	15	850	48,128	48,978	15
One-to-four family residential	42	—	42	1,529	1,571	—
Real estate construction and land development:
One-to-four family residential	—	—	—	50	50	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	50	50	—
Consumer	757	490	1,247	10,862	12,109	—

Gross purchased other loans	$1,634	$505	$2,139	$60,569	$62,708	$15

(f)	Impaired loans

Originated impaired loans (including restructured loans) at December 31, 2012 and December 31, 2011 are set forth in the following tables.

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,797	$2,643	$10,440	$10,741	$858
Owner-occupied commercial real estate	633	1,418	2,051	2,134	509
Non-owner occupied commercial real estate	3,031	4,226	7,257	7,257	1,386

Total commercial business	11,461	8,287	19,748	20,132	2,753
One-to-four family residential	422	389	811	811	46
Real estate construction and land development:
One-to-four family residential	700	2,724	3,424	4,597	792
Five or more family residential and commercial properties	—	3,357	3,357	3,397	658

Total real estate construction and land development	700	6,081	6,781	7,994	1,450
Consumer	47	110	157	157	110

Gross originated impaired loans	$12,630	$14,867	$27,497	$29,094	$4,359

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$4,532	$6,139	$10,671	$11,146	$1,488
Owner-occupied commercial real estate	603	1,368	1,971	2,402	107
Non-owner occupied commercial real estate	3,915	4,314	8,229	9,980	764

Total commercial business	9,050	11,821	20,871	23,528	2,359
One-to-four family residential	—	835	835	835	187
Real estate construction and land development:
One-to-four family residential	748	4,765	5,513	6,813	1,436
Five or more family residential and commercial properties	963	8,835	9,798	12,568	530

Total real estate construction and land development	1,711	13,600	15,311	19,381	1,966
Consumer	120	6	126	131	6

Gross originated impaired loans	$10,881	$26,262	$37,143	$43,875	$4,518

The Company had governmental guarantees of $1.9 million and $2.4 million related to the originated impaired loan balances at December 31, 2012 and December 31, 2011, respectively.

The average recorded investment of originated impaired loans (including restructured loans) for the years ended December 31, 2012, 2011, and 2010 are set forth in the following table.

	Year Ended December, 31
	2012	2011	2010
	(In thousands)
Commercial business:
Commercial and industrial	$11,390	$9,918	$8,909
Owner-occupied commercial real estate	2,056	1,350	771
Non-owner occupied commercial real estate	7,500	3,120	2,175

Total commercial business	20,946	14,388	11,855
One-to-four family residential	965	335	2
Real estate construction and land development:
One-to-four family residential	4,381	6,972	11,228
Five or more family residential and commercial properties	5,415	9,258	5,697

Total real estate construction and land development	9,796	16,230	16,925
Consumer	150	88	—

Gross originated impaired loans	$31,857	$31,041	$28,782

Purchased other loans become impaired when classified as nonaccrual or when modified, resulting in troubled debt restructure. Purchased other impaired loans (including restructured loans) at December 31, 2012 and December 31, 2011 are set forth in the following tables.

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$330	$106	$436	$434	$14
Owner-occupied commercial real estate	—	139	139	135	7
Non-owner occupied commercial real estate	437	536	973	926	18

Total commercial business	767	781	1,548	1,495	39
One-to-four family residential	—	527	527	489	105
Consumer	—	163	163	173	157

Gross purchased other impaired loans	$767	$1,471	$2,238	$2,157	$301

	December 31, 2011
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Consumer	$490	$7	$497	$497	$5

Gross purchased other impaired loans	$490	$7	$497	$497	$5

The average recorded investment of purchased other impaired loans (including restructured loans) for the year ended December 31, 2012 and December 31, 2011 are set forth in the following table. There were no purchased impaired other loans at December 31, 2010.

	Year Ended December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$98	$—
Owner-occupied commercial real estate	85	—
Non-owner occupied commercial real estate	673	—

Total commercial business	856	—
One-to-four family residential	199	—
Consumer	303	124

Gross purchased other impaired loans	$1,358	$124

For the year ended December 31, 2012 and December 31, 2011 no interest income was recognized subsequent to a loan’s classification as impaired.

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

The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs for the year ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012		2011
	Accruing TDRs	Non-Accruing TDRs	Accruing TDRs	Non-Accruing TDRs
	(Dollars in thousands)
Originated TDRs	$15,039	$9,311	$13,805	$11,660
Allowance for loan loss on originated TDRs	2,131	1,994	1,405	1,847
Purchased other TDRs	1,437	7	—	7
Allowance for loan loss on purchased other TDRs	76	2	—	5

The unfunded commitment to borrowers related to originated accruing TDRs was $1.5 million and $1.3 million as of December 31, 2012 and December 31, 2011, respectively. There were no unfunded commitments to borrowers related to the purchased other TDRs as of December 31, 2012 and 2011.

Originated loans that were modified as TDRs during the year ended December 31, 2012 and December 31, 2011 are set forth in the following tables:

	Year Ended December 31,
	2012		2011
	Number of Contracts (2)	Outstanding Principal Balance (1)(2)	Number of Contracts (2)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	26	$4,632	22	$6,090
Owner-occupied commercial real estate	5	1,641	2	1,572
Non-owner occupied commercial real estate	1	94	4	7,860

Total commercial business	32	6,367	28	15,522
One-to-four family residential	—	—	2	835
Real estate construction and land development:
One-to-four family residential	1	180	2	364
Five or more family residential and commercial properties	1	339	2	4,016

Total real estate construction and land development	2	519	4	4,380

Total originated TDRs	34	$6,886	34	$20,737

(1)

Includes subsequent payments after modifications and reflects the balance as of period end dates. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.

(2)

Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the years ended December 31, 2012 and December 31, 2011.

Of the 34 loans modified during the year ended December 31, 2012, nine loans with a total outstanding principal balance of $2.4 million were previously reported as TDRs as of December 31, 2011. One loan modified during the year ended December 31, 2011 with a total outstanding principal balance of $368,000 was previously reported as TDRs as of December 31, 2010. These previously reported TDRs were granted additional extensions during the years ended December 31, 2012 and December 31, 2011, requiring that the loans again be reported as modified during the period. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Banks expect the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information.

Purchased other loans that were modified as TDRs during the years ended December 31, 2012 and December 31, 2011 are set forth in the following table:

	Year Ended December 31,
	2012		2011
	Number of Contracts (2)	Recorded Investment Balance (1)(2)	Number of Contracts (2)	Recorded Investment Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	7	$435	—	$—
Owner-occupied commercial real estate	—	—	—	—
Non-owner occupied commercial real estate	1	536	—	—

Total commercial business	8	971	—	—
One-to-four family residential	1	466	—	—
Consumer	—	—	1	7

Total purchased other TDRs	9	$1,437	1	$7

(1)

Includes subsequent payments after modifications and reflects the balance as of period end dates. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.

(2)

Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the years ended December 31, 2012 and December 31, 2011.

The majority of the Banks’ TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Banks.

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

There were no originated TDRs that had been modified within the previous twelve months that subsequently defaulted within the year ended December 31, 2012. The TDRs that were modified during the previous twelve months that subsequently defaulted within the year ended December 31, 2011 were as follows:

	December 31, 2011
	Number of Contracts	Recorded Investment Balance
	(Dollars In thousands)
Commercial business:
Commercial and industrial	2	$718
Owner-occupied commercial real estate	—	—
Non-owner occupied commercial real estate	—	—

Total commercial business	2	718
One-to-four family residential	1	403
Real estate construction and land development:
One-to-four family residential	—	—
Five or more family residential and commercial properties	2	4,016

Total real estate construction and land development	2	4,016
Consumer	—	—

Total defaulted originated TDRs	5	$5,137

The two commercial and industrial loan defaults were due to the borrowers’ past due status on the TDRs. The other TDR defaults were due to the borrowers’ failure to pay the loan’s principal and interest balance at the extended maturity date. The Bank determined that $636,000 allowance for loan loss was necessary for these loans as of December 31, 2011.

There were no purchased other TDRs that had been modified within the previous twelve months that subsequently defaulted within the years ended December 31, 2012 or 2011.

(h) Purchased Impaired Loans

As indicated above, the Company purchased impaired loans from the Cowlitz and Pierce Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding principal balance at December 31, 2012 and December 31, 2011 of the purchased impaired loans:

	Cowlitz Bank
	December 31,
	2012	2011
	(In thousands)
Purchased impaired covered loans:
Commercial business:
Commercial and industrial	$21,624	$36,267
Owner-occupied commercial real estate	17,157	19,601
Non-owner occupied commercial real estate	12,908	16,212

Total commercial business	51,689	72,080
One-to-four family residential	4,262	4,371
Real estate construction and land development:
One-to-four family residential	6,122	8,524
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	6,122	8,524
Consumer	3,258	3,917

Gross purchased impaired covered loans	65,331	88,892
Purchased impaired non-covered loans:
Consumer	275	435

Total purchased impaired loans	$65,606	$89,327

The total balance of subsequent advances on the purchased impaired covered loans was $3.8 million as of December 31, 2012 and $10.5 million as of December 31, 2011. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC shared-loss coverage on those modified loans. As of December 31, 2012 and December 31, 2011, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC shared-loss agreements was $1.7 million and $2.0 million, respectively. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	December 31,
	2012	2011
	(In thousands)
Purchased impaired non-covered loans:
Commercial business:
Commercial and industrial	$21,953	$34,352
Owner-occupied commercial real estate	5,748	7,043
Non-owner occupied commercial real estate	7,802	8,624

Total commercial business	35,503	50,019
One-to-four family residential	3,303	3,506
Real estate construction and land development:
One-to-four family residential	3,375	7,244
Five or more family residential and commercial properties	820	3,797

Total real estate construction and land development	4,195	11,041
Consumer	4,393	6,205

Gross purchased impaired non-covered loans	$47,394	$70,771

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased impaired loans exceed the estimate fair value of the loan is referred to as the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loans.

The following table summarizes the accretable yield on the Cowlitz Bank and Pierce Commercial Bank purchased impaired loans for the years ended December 31, 2012 and December 31, 2011:

	Year Ended December 31,
	2012		2011		2010
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at beginning of year	$19,912	$14,638	$20,082	$10,943	$24,932	$12,842
Accretion	(6,679)	(6,328)	(9,206)	(6,288)	(2,834)	(829)
Disposals and other	(1,140)	(2,798)	(80)	20	(2,016)	(1,070)
Change in accretable yield	2,193	1,750	9,116	9,963	—	—

Balance at end of year	$14,286	$7,352	$19,912	$14,638	$20,082	$10,943

(i) Related Party Loans

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).

Activity in related party loans for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

Balance outstanding at December 31, 2009	$11,880
Principal additions	4,020
Principal reductions	(5,353)

Balance outstanding at December 31, 2010	10,547
Principal additions	6,427
Principal reductions	(6,583)

Balance outstanding at December 31, 2011	10,391
Principal additions	8,906
Principal reductions	(7,855)

Balance outstanding at December 31, 2012	$11,442

The Company had $2.0 million and $1.8 million of unfunded commitments to related parties as of December 31, 2012 and 2011, respectively. The Company did not have any borrowings from related parties at December 31, 2012 or 2011.

(j) Mortgage Banking Activities

Details of certain mortgage banking activities are as follows:

	December 31,
	2012	2011
	(In thousands)
Loans held for sale at lower of cost or market	$1,676	$1,828
Loans serviced for others	49	84
Total loans sold during the year	21,187	16,952
Commitments to sell mortgage loans	2,971	2,129
Commitments to fund mortgage loans (at interest rates approximating market rates)
Fixed rate	5,714	1,745
Variable or adjustable rate	$—	$—

There was no servicing fee income from mortgage loans serviced for others for the years ended December 31, 2012, 2011 and 2010.

(3)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for probable incurred losses from known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the years ended December 31, 2012 and December 31, 2011 are as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of period	$22,317	$22,062	$26,164
Loans charged off	(5,624)	(5,969)	(16,692)
Recoveries of loans charged off	1,737	1,044	600
Provisions charged to operations	695	5,180	11,990

Balance at the end of period	$19,125	$22,317	$22,062

A summary of the changes in the purchased covered and purchased non-covered loans’ allowance for loan losses for the years ended December 31, 2012 and December 31, 2011 are as follows. There was no allowance for loan losses on purchased loans for the year ended December 31, 2010.

	Year Ended December 31,
	2012		2011
	Purchased Covered	Purchased Non- covered	Purchased Covered	Purchased Non- covered
	(In thousands)
Balance at the beginning of period	$3,963	$4,635	$—	$—
Loans charged off	(57)	(393)	(435)	(217)
Recoveries of loans charged off	—	—	—	—
Provisions charged to operations	446	875	4,398	4,852

Balance at the end of period	$4,352	$5,117	$3,963	$4,635

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(2,292)	(1,142)	(292)	(391)	(835)	(445)	(677)	—	(6,074)
Recoveries	1,560	8	11	—	125	—	33	—	1,737
Provisions	(1,161)	2,176	1,256	818	(982)	(1,046)	995	(40)	2,016

December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

Allowance for loan losses as of December 31, 2012 allocated to:
Originated loans individually evaluated for impairment	$858	$509	$1,386	$46	$792	$658	$110	$—	$4,359
Originated loans collectively evaluated for impairment	5,372	2,054	2,375	591	1,339	1,527	638	870	14,766
Purchased other covered loans individually evaluated for impairment	4	—	—	44	—	—	33	—	81
Purchased other covered loans collectively evaluated for impairment	38	29	—	23	—	—	4	—	94
Purchased other non-covered loans individually evaluated for impairment	10	7	18	61	—	—	124	—	220
Purchased other non-covered loans collectively evaluated for impairment	30	40	16	5	—	—	14	—	105
Purchased impaired covered loans collectively evaluated for impairment	1,034	989	1,164	210	639	—	141	—	4,177
Purchased impaired non-covered loans collectively evaluated for impairment	2,566	393	410	241	361	124	697	—	4,792

December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The purchased loans acquired in the Cowlitz and Pierce Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,440	$2,051	$7,257	$811	$3,424	$3,357	$157	$27,497
Originated loans collectively evaluated for impairment	266,800	186,443	258,578	38,037	21,751	48,718	28,757	849,084
Purchased other covered loans individually evaluated for impairment	51	—	—	466	—	—	38	555
Purchased other covered loans collectively evaluated for impairment	7,232	18,347	384	857	—	—	1,911	28,731
Purchased other non-covered loans individually evaluated for impairment	385	139	973	61	—	—	125	1,683
Purchased other non-covered loans collectively evaluated for impairment	4,313	7,924	3,456	—	—	—	4,691	20,384
Purchased impaired covered loans collectively evaluated for impairment	18,498	16,449	12,644	3,704	4,433	—	3,316	59,044
Purchased impaired non-covered loans collectively evaluated for impairment	20,065	5,148	6,590	2,979	513	864	5,897	42,056

Total gross loans receivable as of December 31, 2012	$327,784	$236,501	$289,882	$46,915	$30,121	$52,939	$44,892	$1,029,034

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the year ended December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2011:
December 31, 2010	$10,487	$1,674	$2,189	$500	$4,321	$1,114	$846	$931	$22,062
Charge-offs	(2,961)	—	(11)	(53)	(2,053)	(895)	(648)	—	(6,621)
Recoveries	796	—	25	—	98	103	22	—	1,044
Provisions	3,483	1,305	2,191	347	2,457	3,478	1,190	(21)	14,430

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

Allowance for loan losses as of December 31, 2011 allocated to:
Originated loans individually evaluated for impairment	$1,488	$107	$764	$187	$1,436	$530	$6	$—	$4,518
Originated loans collectively evaluated for impairment	6,519	1,690	2,320	229	2,427	3,163	541	910	17,799
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	5	—	5
Purchased other covered loans collectively evaluated for impairment	48	69	—	21	—	—	32	—	170
Purchased other non-covered loans individually evaluated for impairment	—	—	—	—	—	—	—	—	—
Purchased other non-covered loans collectively evaluated for impairment	85	52	34	11	—	—	43	—	225
Purchased impaired covered loans collectively evaluated for impairment	1,282	712	900	123	645	—	126	—	3,788
Purchased impaired non-covered loans collectively evaluated for impairment	2,383	349	376	223	315	107	657	—	4,410

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2011:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,671	$1,971	$8,229	$835	$5,513	$9,798	$126	$37,143
Originated loans collectively evaluated for impairment	262,919	164,910	242,820	37,125	16,856	45,156	32,855	802,641
Purchased other covered loans individually evaluated for impairment	—	—	—	—	—	—	7	7
Purchased other covered loans collectively evaluated for impairment	7,317	19,567	320	1,467	50	—	1,949	30,670
Purchased other non-covered loans individually evaluated for impairment	—	—	—	—	—	—	490	490
Purchased other non-covered loans collectively evaluated for impairment	5,369	10,811	5,594	104	—	—	9,663	31,541
Purchased impaired covered loans collectively evaluated for impairment	31,290	18,500	15,433	3,730	5,736	—	3,991	78,680
Purchased impaired non-covered loans collectively evaluated for impairment	30,238	6,241	7,239	2,639	1,381	1,078	7,267	56,083

Total gross loans receivable as of December 31, 2011	$347,804	$222,000	$279,635	$45,900	$29,536	$56,032	$56,348	$1,037,255

(4)	FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of year	$10,350	$16,071	$16,084
Cash payments received or receivable due from the FDIC	(2,217)	(3,471)	(63)
Increase in FDIC share of estimated losses	843	2,178	—
Net amortization	(1,876)	(4,428)	50

Balance at the end of year	$7,100	$10,350	$16,071

(5)	Other Real Estate Owned

Changes in other real estate owned during the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Balance at the beginning of year	$4,484	$3,030	$704
Additions	7,406	5,653	4,395
Proceeds from dispositions	(5,987)	(3,257)	(1,948)
Gain (loss) on sales	587	(71)	143
Valuation adjustment	(824)	(871)	(264)

Balance at the end of year	$5,666	$4,484	$3,030

(6)	Investment Securities

The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement our Banks’ lending activities. Securities are classified as either available for sale or held to maturity when acquired.

(a) Securities by Type and Maturity

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$11,016	$19	$—	$11,035
Municipal securities	45,537	1,943	(120)	47,360
Corporate securities	—	—	—	—
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	84,598	1,593	(293)	85,898

Total	$141,151	$3,555	$(413)	$144,293

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$31,069	$238	$—	$31,307
Municipal securities	31,847	1,578	(2)	33,423
Corporate securities	8,016	81	—	8,097
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	70,431	1,541	(197)	71,775

Total	$141,363	$3,438	$(199)	$144,602

Securities Held to Maturity

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	$284	$—	$2,024
Municipal securities	2,946	212	—	3,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	277	—	4,522
Private residential collateralized mortgage obligations	1,168	193	(55)	1,306

Total	$10,099	$966	$(55)	$11,010

December 31, 2011
U.S. Treasury and U.S. Government-sponsored agencies	$1,799	$280	$—	$2,079
Municipal securities	3,566	237	—	3,803
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	5,412	331	—	5,743
Private residential collateralized mortgage obligations	1,316	102	(162)	1,256

Total	$12,093	$950	$(162)	$12,881

There were no securities classified as trading at December 31, 2012 or 2011.

During the year ended December 31, 2012 there were no sales of investment securities available for sale. During the year ended December 31, 2011 and 2010 there were $412,000 and $1.1 million, respectively, in sales of investment securities available for sale resulting in a gross realized gain of $23,000 for the year ended December 31, 2011 and a gross realized loss of $44,000 for the year ended December 31, 2010. There were no sales of investment securities held to maturity for the years ended December 31, 2012, 2011 or 2010.

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Securities Available for Sale

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$11,918	$11,950
Due after one year through three years	1,097	1,112
Due after three years through five years	5,098	5,280
Due after five through ten years	34,112	35,795
Due after ten years	88,926	90,156

Totals	$141,151	$144,293

Securities Held to Maturity

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$220	$225
Due after one year through three years	1,054	1,113
Due after three years through five years	294	312
Due after five years through ten years	2,973	3,372
Due after ten years	5,558	5,988

Totals	$10,099	$11,010

(b) Unrealized Losses and Other-Than-Temporary Impairments

Available for sale investments with unrealized losses as of December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$7,843	$120	$—	$—	$7,843	$120
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	31,197	248	3,779	45	34,976	293

Total	$39,040	$368	$3,779	$45	$42,819	$413

Held to maturity investments with unrealized losses as of December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$317	$55	$317	$55

Total	$—	$—	$317	$55	$317	$55

Available for sale investments with unrealized losses as of December 31, 2011 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$652	$2	$—	$—	$652	$2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	17,211	188	36	9	17,247	197

Total	$17,863	$190	$36	$9	$17,899	$199

Held to maturity investments with unrealized losses as of December 31, 2011 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$134	$14	$533	$148	$667	$162

Total	$134	$14	$533	$148	$667	$162

The Company has evaluated these securities and has determined that, other than certain private residential collateralized mortgage obligations discussed below, the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for mortgage-related products. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value which may be maturity.

For the private residential collateralized mortgage obligations, the Company estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the years ended December 31, 2012 and 2011, there were eight and seven private residential collateralized mortgage obligations, respectively, determined to be other-than-temporarily impaired. The Company recorded $52,000, $20,000 and $20,000 in impairments not related to credit losses through other comprehensive income rather than earnings for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded $78,000, $98,000 and $298,000 in impairments related to credit losses through earnings for the years ended December 31, 2012, 2011 and 2010, respectively. The average discount interest rates used in the valuations of the present value for the years ended December 31, 2012 and 2011 were 7.2% and 7.7%, respectively, and the average prepayment rates were 6.0% for both years.

The following table summarizes activity related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2009	$1,999	$1,060	$939
Initial impairments	82	11	71
Subsequent impairments	236	9	227

December 31, 2010	2,317	1,080	1,237
Initial impairments	7	—	7
Subsequent impairments	111	20	91

December 31, 2011	2,435	1,100	1,335
Subsequent impairments	130	52	78

December 31, 2012	$2,565	$1,152	$1,413

(c) Redemption-in-Kind

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market. Exiting participants in the fund were allowed to redeem and receive up to $250,000 in cash per quarter or receive 100% of their investment in “like-kind” securities equal to their proportional ownership in the Fund. The Company decided to receive the like-kind securities. Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind as of December 31, 2012 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$830	$266	$254	$(12)	$52	$6	$654	—	—	—	2%	98%
Prime	1,499	901	1,051	150	146	72	759	—	5%	32%	7%	86%

Totals	$2,329	$1,167	$1,305	$138	$198	$78	$1,413	—	4%	2%	4%	90%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.

(d) Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations:

	December 31,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$53,642	$56,300	$68,401	$71,113
Federal Reserve Bank and Federal Home Loan Bank to secure borrowing arrangements	6,231	6,245	5,368	4,362
Repurchase agreements	17,479	17,705	25,555	25,826

Total	$77,352	$80,250	$99,324	$101,301

(7)	Premises and Equipment

A summary of premises and equipment are follows:

	December 31,
	2012	2011
	(In thousands)
Land	$8,201	$6,688
Buildings and building improvements	26,677	25,315
Furniture, fixtures and equipment	16,057	15,958

	50,935	47,961
Less accumulated depreciation	26,180	24,986

	$24,755	$22,975

Total depreciation expense on premises and equipment was $2.1 million, $1.9 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(8)	Deposits

Deposits consisted of the following:

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$247,048	22.1%	$230,993	20.4%
NOW accounts	303,487	27.2	304,818	26.8
Money market accounts	157,728	14.1	166,913	14.7
Savings accounts	120,781	10.8	103,716	9.1

Total non-maturity deposits	829,044	74.2	806,440	71.0
Certificate of deposit accounts	288,927	25.8	329,604	29.0

Total deposits	$1,117,971	100.0%	$1,136,044	100.0%

Accrued interest payable on deposits was $106,000 and $180,000 at December 31, 2012 and 2011, respectively and is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Interest expense, by category, is as follows:

	December 31,
	2012	2011	2010
	(In thousands)
NOW accounts	$797	$1,215	$1,418
Money market accounts	452	653	781
Savings accounts	204	361	502
Certificate of deposit accounts	3,016	4,274	5,677

	$4,469	$6,503	$8,378

Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2013	$160,610
2014	89,271
2015	18,429
2016	12,645
2017	7,762
Thereafter	210

$288,927

Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $164.9 million and $183.8 million at December 31, 2012 and 2011, respectively.

(9)	FHLB Advances and Stock

(a) FHLB Advances

The Federal Home Loan Bank of Seattle (“FHLB”) functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2012, the Banks maintained credit facilities with the FHLB of Seattle for $156.3 million. During the years ending December 31, 2012 and 2011 there were no FHLB borrowing transactions completed.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2012, the Banks were not required to maintain collateral in order to meet the collateral requirements of the FHLB.

(b) FHLB Stock

The Banks are required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At both December 31, 2012 and 2011, the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. The Banks maintained $5.5 million and

$5.6 million in FHLB stock at December 31, 2012 and 2011, respectively. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Further, during the year ended December 31, 2012, the Federal Housing Finance Agency (“Finance Agency”) granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the years ended December 31, 2012, 2011 or 2010, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(10)	Federal Funds Purchased

The Banks maintain advance lines to purchase federal funds totaling $57.8 million as of December 31, 2012. The lines generally mature annually or are reviewed annually. As of December 31, 2012 and 2011, there were no federal funds purchased.

(11)	Borrowings

The Company utilizes repurchase agreements with a one-day maturity as a supplement to funding sources. At December 31, 2012 and 2011 the Company had securities sold under agreement to repurchase of $16.0 million and $23.1 million, respectively. The weighted average interest rates on the utilized repurchased agreements was 0.3% at December 31, 2012. Repurchase agreements are secured by investment securities available for sale. Upon maturity of the agreements, the pledged investment securities will be returned to the Company.

The Banks also maintains a credit facility with the Federal Reserve Bank of San Francisco for $61.1 million, of which there were no borrowings outstanding as of December 31, 2012 or 2011. Any advances on the credit facility would have to be first pledged with the Banks’ investment securities or loans.

(12)	Income Taxes

Income tax expense is substantially due to federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the year ended December 31, 2012, 2011 and 2010 consisted of the following:

	December 31,
	2012	2011	2010
	(In thousands)
Current tax expense	$9,013	$10,098	$1,886
Deferred tax (benefit) expense	(2,912)	(7,465)	4,549
Increase in valuation allowance	$77	—	—

	$6,178	$2,633	$6,435

Income tax expense (benefit) differs from that computed by applying the Federal statutory income tax rate of 35% consisted of the following:

	December 31,
	2012	2011	2010
	(In thousands)
Income tax expense at Federal statutory rate	$6,804	$3,203	$6,926
Tax exempt interest	(649)	(542)	(378)
Valuation allowance	77	—	—
Other, net	(54)	(28)	(113)

	$6,178	$2,633	$6,435

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax bases:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$9,182	$11,084
Accrued compensation	280	57
Capital loss carryforward	246	278
Unrealized losses charged to earnings on other than temporarily impaired investment securities	609	568
Goodwill	2,167	2,392
Market discount on loans	6,079	2,741
Other	1,416	1,031

Deferred tax assets before valuation allowance	19,979	18,151
Valuation allowance	(77)	—

Total deferred tax assets	19,902	18,151
Deferred tax liabilities:
Deferred loan fees	(720)	(684)
Premises and equipment	(888)	(818)
FHLB stock	(1,043)	(1,094)
Net unrealized gains charged to other comprehensive income on securities	(939)	(935)
Indemnification asset	(2,493)	(3,632)

Total deferred tax liabilities	(6,083)	(7,163)

Deferred income tax asset, net	$13,819	$10,988

The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves. At December 31, 2012, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences, except for a portion of the federal capital loss carryforward as discussed below.

The Company has a federal capital loss carryforward in the amount of $701,000 that will expire in 2013. A tax planning strategy has been developed that will enable the Company to deduct primarily all of the capital loss carryforward prior to expiration. However, the Company has recorded a valuation allowance of $77,000 as of December 31, 2012 to account for a portion of the deferred tax asset related to the capital loss carryforward that was not more likely than not to be realized in the future.

(13)	Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the noted periods:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income:
Net income	$13,261	$6,518	$13,354
Less: Dividends accrued and discount accreted on preferred shares	—	—	(1,686)

Net income available to common shareholders	$13,261	$6,518	$11,668
Less: Dividends and undistributed earnings allocated to participating securities	(162)	(67)	—

Net income allocated to common shareholders	$13,099	$6,451	$11,668
Basic:
Weighted average common shares outstanding	15,262,452	15,601,537	11,217,479
Less: Restricted stock awards	(182,303)	(170,182)	(96,133)

Total basic weighted average common shares outstanding	15,080,149	15,431,355	11,121,346
Diluted:
Basic weighted average common shares outstanding	15,080,149	15,431,355	11,121,346
Incremental shares from stock options and common stock warrant	14,640	66,071	52,312

Total diluted weighted average shares common outstanding	15,094,789	15,497,426	11,173,658

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2012, 2011 and 2010, anti-dilutive shares outstanding related to options to acquire common stock totaled 249,215, 488,423 and 567,119, respectively, as the assumed proceeds from exercise costs, excess tax benefits and future compensation was in excess of the market value.

(b) Dividends

The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. The following table summarizes the dividend activity for the year ended December 31, 2012 and subsequent through the date of this filing.

Declared	Cash Dividend per Share	Record Date	Paid or Payable
February 1, 2012	$ 0.06	February 10, 2012	February 24, 2012
April 26, 2012	$ 0.08	May 10, 2012	May 24, 2012
June 26, 2012	$ 0.20	July 10, 2012	July 24, 2012
July 25, 2012	$ 0.08	August 14, 2012	August 24, 2012
October 30, 2012	$ 0.08	November 9, 2012	November 21, 2012
November 30, 2012	$ 0.30	November 26, 2012	December 6, 2012
January 30, 2013	$ 0.08	February 8, 2013	February 22, 2013

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

Under the terms of the warrants, and because the Company’s September 2009 common stock issuance was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the warrant was reduced by 50% to 138,037 shares. On August 17, 2011, the Company repurchased the warrant from the Treasury for $450,000. The warrant repurchase, together with the Company’s earlier redemption of the entire amount of the preferred shares issued to the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.

(d) Common Stock

On December 15, 2010, the Company completed the sale of 4.4 million shares of common stock in a public offering. The purchase price was $13.00 per share and net proceeds from the sale totaled approximately $54.1 million.

(e) Stock Repurchase Program

The Company has had various stock repurchase programs since March 1999. In August 2011, the Board of Directors approved the ninth stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 782,000 shares over a period of twelve months. During the year ended

December 31, 2012, the Company repurchased 389,627 shares at an average price of $13.45 per share under the ninth repurchase plan. In total, the Company repurchased 590,832 shares at an average price of $12.83 per share under the ninth repurchase plan. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares or approximately 757,000 shares. During the year ended December 31, 2012, the Company repurchased 52,900 shares at an average price of $13.88 per share under the tenth repurchase plan. In total, the Company repurchased 442,527 shares under the various stock repurchase programs for the year ended December 31, 2012. The Company also repurchased 3,419 shares at an average price of $14.08 to pay withholding taxes due to the cancellation of restricted stock the year ended December 31, 2012.

(14)	Stock-Based Compensation

Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of December 31, 2012, 207,526 shares remain available for future issuances under stock-based compensation plans.

(a) Stock Option Awards

For the years ended December 31, 2012, 2011 and 2010 the Company recognized compensation expense related to stock options of $106,000, $165,000 and $204,000, respectively, and a related tax benefit of $1,000, $6,000 and $14,000, respectively. As of December 31, 2012, the total unrecognized compensation expense related to non-vested stock options was $94,000 and the related weighted average period over which it is expected to be recognized is approximately 1.2 years. The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 totaled $31,000, $2,000 and $43,000, respectively.

The following table summarizes stock option activity for the years ended December 31, 2012, 2011 and 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2009	538,842	$19.34
Granted	105,082	14.79
Exercised	(17,268)	11.67
Forfeited or expired	(76,132)	19.41

Outstanding at December 31, 2010	550,524	$18.70
Granted	—	—
Exercised	(4,350)	11.35
Forfeited or expired	(129,051)	20.15

Outstanding at December 31, 2011	417,123	$18.33
Granted	—	—
Exercised	(11,365)	11.35
Forfeited or expired	(105,100)	21.52

Outstanding at December 31, 2012	300,658	$17.48	3.3 years	$257

Vested and expected to vest at December 31, 2012	300,343	$17.48	3.3 years	$257

Exercisable at December 31, 2012	256,295	$17.95	2.7 years	$257

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes-Merton option pricing model. There were no options granted during the years ended December 31, 2012 and December 31, 2011. There were 105,082 options granted in the year ended December 31, 2010. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a maturity equal to the expected term. Expected volatility is based on historical volatility of Company shares over a period commensurate with the expected term. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options.

Grant period year ended	Weighted Average Risk Free Interest Rate	Expected Term in Years	Expected Volatility	Expected Dividend Yield	Weighted Average Fair Value
December 31, 2010	2.45%	6.21	32%	2.72%	$3.84

(b) Restricted Stock Awards

For the years ended December 31, 2012, 2011 and 2010 the Company recognized compensation expense related to restricted stock awards of $1.1 million, $737,000 and $374,000, respectively, and a related tax benefit of $367,000, $258,000 and $130,000, respectively. As of December 31, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.

The following table summarizes restricted stock award activity for the years ended December 31, 2012, 2011 and 2010.

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2009	65,705	$21.90
Granted	57,049	14.21
Vested	(3,800)	20.24
Forfeited	(575)	14.62

Nonvested at December 31, 2010	118,379	$18.29
Granted	80,723	14.79
Vested	(29,352)	20.50
Forfeited	(4,870)	14.47

Nonvested at December 31, 2011	164,880	$16.29
Granted	91,738	14.02
Vested	(61,445)	17.41
Forfeited	(5,503)	15.21

Nonvested at December 31, 2012	189,670	$14.86

The vesting date fair value of restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010 were $842,000, $396,000 and $52,000, respectively.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of December 31, 2012 and December 31, 2011, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements				Actual
	$	%	$		%		$	%
	(Dollars in thousands)
As of December 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$40,317	3.0%	$	N/A	N/A	%	$183,099	13.6%
Tier 1 capital to risk-weighted assets	39,249	4.0		N/A	N/A		183,099	18.7
Total capital to risk-weighted assets	78,498	8.0		N/A	N/A		195,561	19.9
Heritage Bank
Tier 1 leverage capital to average assets	35,334	3.0		58,890	5.0		149,613	12.7
Tier 1 capital to risk-weighted assets	34,130	4.0		51,195	6.0		149,613	17.5
Total capital to risk-weighted assets	68,259	8.0		85,324	10.0		160,457	18.8
Central Valley Bank
Tier 1 leverage capital to average assets	4,974	3.0		8,289	5.0		16,953	10.2
Tier 1 capital to risk-weighted assets	5,081	4.0		7,622	6.0		16,953	13.4
Total capital to risk-weighted assets	10,162	8.0		12,703	10.0		18,562	14.6
As of December 31, 2011:
The Company consolidated
Tier 1 leverage capital to average assets	$40,431	3.0%	$	N/A	N/A	%	$186,253	13.8%
Tier 1 capital to risk-weighted assets	39,231	4.0		N/A	N/A		186,253	19.0
Total capital to risk-weighted assets	78,461	8.0		N/A	N/A		198,743	20.3
Heritage Bank
Tier 1 leverage capital to average assets	35,443	3.0		59,071	5.0		148,423	12.6
Tier 1 capital to risk-weighted assets	34,601	4.0		51,901	6.0		148,423	17.2
Total capital to risk-weighted assets	69,201	8.0		86,501	10.0		159,447	18.4
Central Valley Bank
Tier 1 leverage capital to average assets	4,975	3.0		8,291	5.0		16,754	10.1
Tier 1 capital to risk-weighted assets	4,608	4.0		6,912	6.0		16,754	14.5
Total capital to risk-weighted assets	9,216	8.0		11,521	10.0		18,214	15.8

(16)	Employee Benefit Plans

(a) Employee Stock Ownership Plan

Effective October 1, 1999 the Company combined three retirement plans, a money purchase pension plan, a 401(k) plan, and an employee stock ownership plan (ESOP) at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the Heritage Financial Corporation 401(k) Employee Stock Ownership Plan (“KSOP”). In 2010, the Company amended the KSOP to provide certain service credit for vesting and/or contribution purposes to employees of Cowlitz Bank and Pierce Commercial Bank at the time of each acquisition.

The profit sharing portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year of 2% of the participants’ eligible compensation. The Company can also provide discretionary profit sharing contributions beyond the required 2% contribution. It is the Company’s policy to fund plan costs as accrued. Employee vesting in the profit sharing occurs over a period of six years, at which time they become fully vested. Employer profit sharing contributions were $631,000, $562,000, and $352,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The KSOP also includes the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to 6% of eligible compensation, up to certain Internal Revenue Service limits. Employee vesting in employer matching occurs over a period of six years for those contributions made after January 1, 2003. Employer matching contributions for the years ended December 31, 2012, 2011 and 2010 were $444,000, $438,000 and $282,000, respectively.

The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established the ESOP and related trust for eligible employees effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. The ESOP provides a contribution to all eligible participants upon completion of one year of service, the attainment of 18 years of age, and employment on the last day of the year. Employee vesting occurs over a period of six years. The ESOP is funded by employer contributions in cash or common stock. ESOP compensation expense was $139,000, $119,000 and $135,000 for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the Company has allocated or committed to be released to the ESOP 10,029 earned shares and has no unearned, restricted shares remaining to be released as of December 31, 2012.

(b) Employment Agreements

The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change of control of the Company.

(c) Deferred Compensation Plan

During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $312,000 and the Company’s contributions totaled $150,000 for the year ended December 31, 2012.

(17)	Fair Value Measurements

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

(a) Recurring and Nonrecurring Basis

The Company used the following methods and significant assumptions to estimate fair value of certain assets on a recurring and nonrecurring basis:

Investment Securities Available for Sale and Held to Maturity:

The fair value of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities and collateralized mortgage obligations-residential. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.

Impaired Loans:

At the time a loan is considered impaired, its value is measured using the lower of cost or fair value. Fair values are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market prices, or fair market value of the collateral if the loan is collateral-dependent. Generally, the Company utilizes the fair market value of the collateral, which is commonly based on recent real estate appraisals, to measure impairment. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned:

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2012.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	$—	$11,035	$—
Municipal securities	47,360	—	47,360	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	85,898	—	85,898	—

Total	$144,293	$—	$144,293	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment Securities Available for Sale:
U.S. Treasury and U.S. Government-sponsored agencies	$31,307	$—	$31,307	$—
Municipal securities	33,423	—	33,423	—
Corporate securities	8,097	—	8,097	—
Mortgage backed securities and collateralized mortgage obligations—residential
U.S Government-sponsored agencies	71,775	—	71,775	—

Total	$144,602	$—	$144,602	$—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 or 2011.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011.

		Fair Value at December 31, 2012				Net Losses Recorded in Earnings During the Year Ended December 31,
	Basis (1)	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Impaired originated loans:
Commercial business	$11,781	$9,028	$—	$—	$9,028	$922
One-to-four family residential	811	764	—	—	764	30
Real estate construction and land development	6,077	4,628	—	—	4,628	41
Consumer	109	—	—	—	—	109

Total impaired originated loans	18,778	14,420	—	—	14,420	1,102
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	13	8	—	8	—	1
Asset back securities	104	105	—	105	—	77
Other real estate owned	3,042	2,391	—	—	2,391	651

Total	$21,937	$16,924	$—	$113	$16,811	$1,831

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

	Basis (1)	Fair Value at December 31, 2011				Net Losses Recorded in Earnings During the Year Ended December 31,
		Total	Level 1	Level 2	Level 3	2011
	(In thousands)
Impaired originated loans:
Commercial business	$12,058	$9,741	$—	$—	$9,741	$1,656
One-to-four family residential	835	648	—	—	648	187
Real estate construction and land development	13,600	11,633	—	—	11,633	2,677

Total impaired originated loans	26,493	22,022	—	—	22,022	4,520
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	191	106	—	106	—	98
Other real estate owned	594	494	—	—	494	99

Total	$27,278	$22,622	$—	$106	$22,516	$4,717

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated.

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$14,420	Market approach	Adjustment for differences between the comparable sales	1.1%-100.0% (21.7%)
Other real estate owned	$2,391	Market approach	Adjustment for differences between the comparable sales	16.2%-31.0% (20.1%)

(b) Fair Value of Financial Instruments

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

	December 31, 2012
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$37,180	$37,180	$37,180	$—	$—
Interest earning deposits	69,906	69,906	69,906	—	—
Investment securities available for sale	144,293	144,293	—	144,293	—
Investment securities held to maturity	10,099	11,010	—	11,010	—
FHLB stock	5,495	N/A	N/A	—	—
Loans held for sale	1,676	1,676	—	—	1,676
Loans receivable, net of allowance	998,344	1,012,880	—	—	1,012,880
Accrued interest receivable	4,821	4,821	6	717	4,098
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	$829,044	$829,044	$829,044	$—	$—
Certificate of deposit accounts	288,927	290,484	—	290,484	—

Total deposits	$1,117,971	$1,119,528	$829,044	$290,484	$—

Securities sold under agreement to repurchase	$16,021	$16,021	$16,021	$—	$—
Accrued interest payable	$106	$106	$19	$87	$—

	December 31, 2011
	Carrying Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$30,193	$30,193
Interest earning deposits	93,566	93,566
Investment securities available for sale	144,602	144,602
Investment securities held to maturity	12,093	12,881
FHLB stock	5,594	N/A
Loans held for sale	1,828	1,828
Loans receivable, net of allowance	1,004,480	1,027,495
Accrued interest receivable	5,117	5,117
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	$806,440	$806,440
Certificate of deposit accounts	329,604	331,618

Total deposits	$1,136,044	$1,138,058

Securities sold under agreement to repurchase	$23,091	$23,091
Accrued interest payable	$180	$180

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

Deposits:

For deposits with no contractual maturity, the fair value is assumed to equal the carrying value (Level 1). The fair value of fixed maturity deposits is based on discounted cash flows using the difference between the deposit rate and the rates offered by the Company for deposits of similar remaining maturities (Level 2).

Securities Sold Under Agreement to Repurchase:

Securities sold under agreement to repurchase are short-term in nature, repricing on a daily basis. Fair value financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value (Level 1).

Off-Balance Sheet Financial Instruments:

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans, as such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(18)	Commitments and Contingencies

(a) Lease Commitments

The Banks lease premises and equipment under operating leases. Rental expense of leased premises and equipment was $1.9 million, $1.7 million, and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in occupancy and equipment expense.

The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Year Ending December 31,
(In thousands)
2013	$1,545
2014	1,460
2015	1,516
2016	1,336
2017	1,129
Thereafter	3,314

$10,300

Certain leases contain renewal options from two to ten years and escalation clauses based on increases in property taxes and other costs.

(b) Commitments to Extend Credit

In the ordinary course of business, the Company may enter into various types of transactions that include commitments to extend credit that are not included in the Consolidated Financial Statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and have included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments.

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$126,162	$138,118
Owner-occupied commercial real estate	2,151	2,328
Non-owner occupied commercial real estate	7,006	6,225

Total commercial business	135,319	146,671
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	4,662	4,247
Five or more family residential and commercial properties	26,301	15,305

Total real estate construction and land development	30,963	19,552
Consumer	34,525	37,251

Total outstanding commitments	$200,807	$203,474

(c) Regulatory and Legal Proceedings

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

(19)	Subsequent Events

Northwest Commercial Bank

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire Northwest Commercial Bank (“NCB”). NCB was headquartered in Lakewood, Washington and was a full service commercial bank that operated two branch locations in Washington State. The transaction closed on January 9, 2013, and NCB was merged with and into Heritage Bank.

Pursuant to the agreement, the Company would provide cash consideration of $3.0 million, or $5.50 per share, which was paid out on January 9, 2013. Additionally, the NCB shareholders have the ability to potentially receive additional consideration based on an earn-out structure, which could provide an additional $1.8 million, or $3.34 per NCB share. Prior to the closing of the transaction, NCB redeemed its outstanding preferred stock of approximately $2.0 million issued to the U.S. Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan.

The acquisition of the net assets constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. The Business Combinations topic establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisition will be measured and recorded as of the acquisition date.

The operating results of the Company for the year ended December 31, 2012 do not include the operating results produced by the acquired assets and assumed liabilities from NCB as the Northwest Commercial

Acquisition did not close until January 9, 2013. It is not practical to present financial information related to the assets acquired and liabilities assumed from NCB at this time because the fair value information has not been finalized.

(20)	Heritage Financial Corporation (Parent Company Only)

Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and interest earning deposits	$16,251	$20,542
Loans receivable—ESOP	—	161
Investment in subsidiary banks	182,404	181,443
Other assets	668	552

	$199,323	$202,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	385	178
Total stockholders’ equity	198,938	202,520

	$199,323	$202,698

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income:
Interest earning deposits	$44	$95	$210
ESOP loan	8	20	31
Other income:
Dividends from subsidiary banks	14,100	6,000	—
Equity in undistributed income of subsidiary banks	962	2,169	14,661

Total income	15,114	8,284	14,902
Interest expense	—	—	—
Other expenses	2,766	2,501	2,134

Total expense	2,766	2,501	2,134

Income before income taxes	12,348	5,783	12,768
Benefit for income taxes	(913)	(735)	(586)

Net income	$13,261	$6,518	$13,354

Dividend accrued and discount accreted on preferred shares	—	—	1,686

Net income applicable to common shareholders	$13,261	$6,518	$11,668

HERITAGE FINANCIAL CORPORATION

(PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$13,261	$6,518	$13,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary banks	(962)	(2,169)	(14,661)
Tax provision realized from stock options exercised, shared based payment and dividends on unallocated ESOP shares	93	4	10
Recognition of compensation related to ESOP shares and share based payment	1,185	855	508
Stock option compensation expense	106	165	204
Net change in other assets and liabilities	7	(250)	400

Net cash provided by (used in) operating activities	13,690	5,123	(185)
Cash flows from investing activities:
ESOP loan principal repayments	161	136	126
Investment in subsidiaries	—	—	(35,000)

Net cash provided by (used in) investing activities	161	136	(34,874)
Cash flows from financing activities:
Preferred stock cash dividends paid	—	—	(1,173)
Common stock cash dividends paid	(12,155)	(5,910)	—
Proceeds from common stock issuance, net of estimated expenses	—	—	54,086
Proceeds from exercise of stock options	129	50	202
Tax provision realized from stock options exercised, shared based payment and dividends on unallocated ESOP shares	(93)	(4)	(10)
Repurchase of common stock	(6,023)	(2,342)	—
Repurchase of common stock warrant	—	(450)	—
Repurchase of preferred stock	—	—	(24,000)

Net cash (used in) provided by in financing activities	(18,142)	(8,656)	29,105

Net decrease in cash and cash equivalents	(4,291)	(3,397)	(5,954)
Cash and cash equivalents at beginning of year	20,542	23,939	29,893

Cash and cash equivalents at end of year	$16,251	$20,542	$23,939

(21)	Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,989	$17,389	$17,031	$16,700
Interest expense	1,295	1,179	1,076	984

Net interest income	16,694	16,210	15,955	15,716
Provision for loan losses	(109)	619	807	699

Net interest income after provision for loan losses	16,803	15,591	15,148	15,017
Noninterest income	1,908	2,064	1,527	1,773
Noninterest expense	12,598	12,870	12,503	12,421

Income before provision for income taxes	6,113	4,785	4,172	4,369
Income tax expense	1,943	1,591	1,309	1,335

Net income	$4,170	$3,194	$2,863	$3,034

Basic earnings per common share	$0.27	$0.21	$0.19	$0.20
Diluted earnings per common share	0.27	0.21	0.19	0.20
Cash dividends declared on common stock	$0.06	$0.28	$0.08	$0.38

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,493	$19,857	$18,921	$17,849
Interest expense	1,897	1,702	1,622	1,361

Net interest income	15,596	18,155	17,299	16,488
Provision for loan losses	4,373	3,524	3,216	3,317

Net interest income after provision for loan losses	11,223	14,631	14,083	13,171
Noninterest income	2,909	251	239	2,347
Noninterest expense	13,083	12,573	11,785	12,262

Income before provision for income taxes	1,049	2,309	2,537	3,256
Income tax expense	285	624	701	1,023

Net income	$764	$1,685	$1,836	$2,233

Net income available to common shareholders	$764	$1,685	$1,836	$2,233

Basic earnings per common share	$0.05	$0.11	$0.12	$0.14
Diluted earnings per common share	0.05	0.11	0.12	0.14
Cash dividends declared on common stock	$—	$0.03	$0.05	$0.30

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.12	Change in Control Agreement by and between Heritage Bank and David A. Spurling

21.0	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm—Crowe Horwath LLP

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP

24.0	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 is formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements