Form 10-Q
period 2013-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2013-04-30
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 17, 2013 there were 15,148,304 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired including the Northwest Commercial Bank, Cowlitz Bank and Pierce Commercial Bank transactions, or may in the future acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to the integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve and of our bank subsidiaries by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Act and implementing the regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our condensed consolidated statement of financial condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2013 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
A S S E T S
Cash on hand and in banks	$34,129	$37,180
Interest earning deposits	112,105	69,906

Cash and cash equivalents	146,234	107,086
Investment securities available for sale	147,148	144,293
Investment securities held to maturity (fair value of $11,808 and $11,010)	10,933	10,099
Loans held for sale	729	1,676
Originated loans receivable, net	887,111	874,485
Less: Allowance for loan losses	(17,912)	(19,125)

Originated loans receivable, net of allowance for loan losses	869,199	855,360
Purchased covered loans receivable, net of allowance for loan losses of ($4,710 and $4,352)	81,375	83,978
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,925 and $5,117)	104,916	59,006

Total loans receivable, net	1,055,490	998,344
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	5,353	7,100
Other real estate owned ($367 and $260 covered by FDIC loss share, respectively)	5,263	5,666
Premises and equipment, net	25,962	24,755
Federal Home Loan Bank (“FHLB”) stock, at cost	5,533	5,495
Accrued interest receivable	4,721	4,821
Prepaid expenses and other assets	8,846	8,288
Deferred income taxes, net	16,729	13,819
Other intangible assets, net	1,127	1,086
Goodwill	13,012	13,012

Total assets	$1,447,080	$1,345,540

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$1,225,112	$1,117,971
Securities sold under agreement to repurchase	12,029	16,021
Accrued expenses and other liabilities	9,431	12,610

Total liabilities	1,246,572	1,146,602

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, no par value, 50,000,000 shares authorized; 15,148,304 and 15,117,980 shares issued and outstanding at March 31, 2012 and December 31, 2012, respectively	122,054	121,832
Retained earnings	77,038	75,362
Accumulated other comprehensive income, net	1,416	1,744

Total stockholders’ equity	200,508	198,938

Total liabilities and stockholders’ equity	$1,447,080	$1,345,540

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$16,719	$17,018
Taxable interest on investment securities	373	652
Nontaxable interest on investment securities	335	256
Interest on interest earning deposits	57	63

Total interest income	17,484	17,989

Interest expense:
Deposits	937	1,277
Other borrowings	9	18

Total interest expense	946	1,295

Net interest income	16,538	16,694
Provision for loan losses on originated loans	495	—
Provision for loan losses on purchased loans	363	(109)

Net interest income after provision for loan losses	15,680	16,803

Noninterest income:
Bargain purchase gain on bank acquisition	399	—
Service charges and other fees	1,353	1,326
Merchant Visa income, net	172	170
Change in FDIC indemnification asset	(267)	(176)
Other income	625	588

Total noninterest income	2,282	1,908

Noninterest expense:
Impairment loss on investment securities, net	2	36
Compensation and employee benefits	7,589	7,198
Occupancy and equipment	1,920	1,785
Data processing	1,136	591
Marketing	326	403
Professional services	1,030	554
State and local taxes	279	310
Federal deposit insurance premium	233	275
Other real estate owned, net	(104)	256
Other expense	1,308	1,190

Total noninterest expense	13,719	12,598

Income before income taxes	4,243	6,113
Income tax expense	1,358	1,943

Net income	$2,885	$4,170

Basic earnings per common share	$0.19	$0.27
Diluted earnings per common share	$0.19	$0.27
Dividends declared per common share	$0.08	$0.06

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
Comprehensive Income	2013	2012
Net income	$2,885	$4,170
Change in fair value of securities available for sale, net of tax of $(184) and $(176)	(342)	(327)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $7 and $14	14	26

Other comprehensive loss	$(328)	$(301)

Comprehensive income	$2,558	$3,869

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED

MARCH 31, 2013

(Dollars and shares in thousands, except for per share amounts)

(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted stock awards issued, net of forfeitures	36	—	—	—	—
Stock option compensation expense	—	22	—	—	22
Exercise of stock options (including excess tax benefits from nonqualified stock options)	2	20	—	—	20
Restricted stock compensation expense	—	251	—	—	251
Excess tax benefits from restricted stock	—	47	—	—	47
Common stock repurchased and retired	(8)	(118)	—	—	(118)
Net income	—	—	2,885	—	2,885
Other comprehensive loss, net of tax	—	—	—	(328)	(328)
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,209)	—	(1,209)

Balance at March 31, 2013	15,148	$122,054	$77,038	$1,416	$200,508

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,885	$4,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,292	878
Changes in net deferred loan fees (costs), net of amortization	148	(55)
Provision for loan losses	858	(109)
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(1,622)	(431)
Recognition of compensation related to ESOP shares and share based payment	251	226
Stock option compensation expense	22	42
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(47)	(46)
Amortization of intangible assets	115	107
Deferred income tax	139	34
Bargain purchase gain on bank acquisition	(399)	—
Impairment loss on investment of securities	2	36
Origination of loans held for sale	(4,143)	(3,260)
Gain on sale of loans	(81)	(63)
Proceeds from sale of loans	5,171	4,033
Valuation adjustment on other real estate owned	(107)	331
(Gain) loss on other real estate owned, net	(172)	12
Loss on sale of premises and equipment, net	—	1

Net cash provided by operating activities	4,312	5,906

Cash flows from investing activities:
Loans originated, net of principal payments	(6,393)	9,448
Maturities of investment securities available for sale	16,109	10,803
Maturities of investment securities held to maturity	338	389
Purchase of investment securities available for sale	(17,490)	(10,344)
Purchase of investment securities held to maturity	(1,157)	—
Purchase of premises and equipment	(1,527)	(498)
Proceeds from sales of other real estate owned	2,711	101
Proceeds from redemption of FHLB stock	50	—
Net cash received from acquisitions	748	—

Net cash (used in) provided by investing activities	(6,611)	9,899

Cash flows from financing activities:
Net increase in deposits	46,699	3,493
Common stock cash dividends paid	(1,209)	(927)
Net decrease in securities sold under agreement to repurchase	(3,992)	(2,305)
Proceeds from exercise of stock options	20	—
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	47	46
Repurchase of common stock	(118)	(114)

Net cash provided by financing activities	41,447	193

Net increase in cash and cash equivalents	39,148	15,998
Cash and cash equivalents at beginning of period	107,086	123,759

Cash and cash equivalents at end of period	$146,234	$139,757

	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$952	$1,337
Cash paid for income taxes	2,612	650
Seller-financed sale of other real estate owned	250	—
Loans transferred to other real estate owned	—	4,309
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	2,753	—
Purchased non-covered loans receivable	51,509	—
Other real estate owned	2,279	—
Premises and equipment, net	214	—
FHLB stock	88	—
Accrued interest receivable	232	—
Prepaid expenses and other assets	1,175	—
Deferred income taxes, net	2,873	—
Core deposit intangible	156	—
Deposits	(60,442)	—
Accrued expenses and other liabilities	(1,186)	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(1)	Description of Business and Basis of Presentation

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

The Company’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Company also makes real estate construction and land development loans and consumer loans and originates for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

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

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire Northwest Commercial Bank (“NCB”) a full service commercial bank headquartered in Lakewood, Washington (the “NCB Acquisition”). NCB operated two branch locations in Washington State. The transaction closed on January 9, 2013, and NCB was merged with and into Heritage Bank. See Note 2, “Business Combination.”

The Cowlitz Acquisition, Pierce Commercial Acquisition and NCB Acquisition are collectively referred to as the “Cowlitz, Pierce and NCB Acquisitions.”

On March 11, 2013, the Company announced it had entered into a definitive agreement to acquire Valley Community Bancshares, Inc., headquartered in Puyallup, Washington. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals, and is expected to be completed in the third quarter of 2013. See Note 14, “Proposed Mergers and Acquisitions.”

On April 8, 2013, the Company announced the proposed merger of its wholly-owned bank subsidiaries, with Central Valley Bank merging with and into Heritage Bank. Following the merger, Central Valley Bank will be operated as Heritage Bank dba Central Valley Bank. The merger is expected to be completed in the second quarter of 2013. See Note 14, “Proposed Mergers and Acquisitions.”

(b) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read with our December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K (“Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the Condensed Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our Condensed Consolidated Financial Statements are disclosed in our 2012 Annual Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our Form 10-K disclosure for the year ended December 31, 2012.

(d) Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Updated (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, was issued in December 2011 to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements at the date of adoption.

FASB ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption was permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements at the date of adoption as the Company previously accounted for its indemnification asset in a manner consistent with the Update.

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements. The additional disclosures are included in Note 7, “Accumulated Other Comprehensive Income.”

(2)	Business Combination

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire NCB headquartered in Lakewood, Washington. NCB was a full service commercial bank that operated two branch locations in Washington State. The transaction closed on January 9, 2013, and NCB was merged with and into Heritage Bank.

Pursuant to the agreement, the Company provided cash consideration of $3.0 million, or $5.50 per NCB share, which was paid out on January 9, 2013. Additionally, the NCB shareholders have the ability to potentially receive additional consideration based on an earn-out structure from the sale of an asset included in “other real estate owned.” The estimated additional consideration as of January 9, 2013 is approximately $533,000, or $0.99 per NCB share, and is included in “accrued expenses and other liabilities.” Prior to the closing of the transaction, NCB redeemed its outstanding preferred stock of approximately $2.0 million issued to the U.S. Department of Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan.

The acquisition of the net assets constitutes a business acquisition as defined by FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. The Business Combinations topic establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisition were measured and recorded as of the acquisition date. A description of the methods used to determine the fair values of the significant assets and liabilities of the acquisition is included in Note 1, “Description of Business and Basis of Presentation” and Note 13, “Fair Value Measurements.”

A statement of the fair value of the assets acquired and liabilities assumed in the NCB Acquisition was as follows:

Northwest Commercial Bank January 9, 2013
(In thousands)
Assets
Cash on hand and in banks	$2,463
Interest earning deposits	1,252
Investment securities available for sale	2,753
Purchased non-covered loans receivable	51,509
Other real estate owned	2,279
Premises and equipment	214
FHLB stock	88
Accrued interest receivable	232
Core deposit intangible	156
Prepaid expenses and other assets	1,175
Deferred income taxes, net	2,873

Total assets acquired	$64,994

Liabilities
Deposits	$60,442
Accrued expenses and other liabilities	1,186

Total liabilities assumed	61,628

Net assets acquired	$3,366

The cost basis of net assets transferred to Heritage Bank was $6.1 million. A bargain purchase gain of $399,000 was recognized by the Company in the Condensed Consolidated Statement of Income for the three months ended March 31, 2013. A summary of the net assets purchased and the estimated fair value adjustments and resulting bargain purchase gain recognized from the NCB Acquisition was as follows:

Northwest Commercial Bank January 9, 2013
(In thousands)
Cost basis of net assets on acquisition date	$6,113
Cash consideration paid	(2,967)
Fair value adjustments:
Interest earning deposits	7
Investment securities	(2)
Purchased non-covered loans, net	(3,299)
Other real estate owned	(1,301)
Premises and equipment	(69)
Core deposit intangible	156
Prepaid expenses and other assets	(479)
Deferred income tax, net	2,873
Certificates of deposit	(11)
Accrued expenses and other liabilities	(622)

Bargain purchase gain recognized from the acquisition	$399

The bargain purchase gain represents the excess of the estimated fair value of the net assets acquired and liabilities assumed over the value of the consideration paid. The bargain purchase gain was influenced significantly by the net deferred tax asset acquired in the NCB Acquisition. NCB had significant net operating losses and as a result of its estimate of whether or not it was more likely than not that the net deferred tax asset would be realized, had recorded a full valuation allowance on the net deferred tax asset. The Company, however, has reviewed the net deferred tax asset and determined it is more likely than not that the net deferred tax asset would be realized by the Company.

The operating results of the Company for the three months ended March 31, 2013 include the operating results produced by the net assets acquired from the NCB Acquisition for the period from January 10, 2013 to March 31, 2013. The Company has considered the requirement of FASB ASC 805 related to the contribution of the NCB Acquisition to the Company’s results of operations. The table below presents only the significant results for the acquired business from acquisition date to March 31, 2013.

Northwest Commercial Bank January 10, 2013 to March 31, 2013
(In thousands)
Interest income: Interest and fees on loans (1)	$565
Interest income: Interest and fees on loans (2)	1,096
Interest expense: Deposits	(76)
Noninterest income:	438
Noninterest expense:	(1,028)

Net effect, pre-tax	$995

(1)	Includes the contractual interest income on the purchased other loans.
(2)	Includes the accretion of the purchased impaired loans and the amortization of the discount on the purchased other loans.

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard as the NCB Acquisition was not material to the Company. The Company believes that the historical NCB operating results are not of enough significance to be meaningful to the Company’s results of operations.

There were no acquisitions completed by the Company during the year ended December 31, 2012.

(3)	Loans Receivable

The Company originates loans in the ordinary course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs because they are insignificant. The Company has also acquired loans through FDIC-assisted and open bank transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Company refers to the purchased loans subject to the FDIC shared-loss agreements as “covered” loans, and those loans without a shared-loss agreement are referred to as “non-covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

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

Real Estate Construction and Land Development:

The Company originates construction loans for one-to-four family residential and for five or more family residential and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with a variable rate of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Originated loans receivable at March 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$269,174	$277,240
Owner-occupied commercial real estate	193,518	188,494
Non-owner occupied commercial real estate	285,963	265,835

Total commercial business	748,655	731,569
One-to-four family residential	39,111	38,848
Real estate construction and land development:
One-to-four family residential	23,003	25,175
Five or more family residential and commercial properties	50,658	52,075

Total real estate construction and land development	73,661	77,250
Consumer	27,928	28,914

Gross originated loans receivable	889,355	876,581
Net deferred loan fees	(2,244)	(2,096)

Originated loans receivable, net	887,111	874,485
Allowance for loan losses	(17,912)	(19,125)

Originated loans receivable, net of allowance for loan losses	$869,199	$855,360

The recorded investment of purchased covered loans receivable at March 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$21,058	$25,781
Owner-occupied commercial real estate	33,609	34,796
Non-owner occupied commercial real estate	17,168	13,028

Total commercial business	71,835	73,605
One-to-four family residential	5,012	5,027
Real estate construction and land development:
One-to-four family residential	4,505	4,433
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	4,505	4,433
Consumer	4,733	5,265

Gross purchased covered loans receivable	86,085	88,330
Allowance for loan losses	(4,710)	(4,352)

Purchased covered loans receivable, net	$81,375	$83,978

The March 31, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $57.4 million and $59.0 million, respectively. The gross recorded investment balance of purchased other covered loans was $28.6 million and $29.3 million at March 31, 2013 and December 31, 2012, respectively. At both March 31, 2013 and December 31, 2012, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $3.5 million.

Funds advanced on the purchased covered loans subsequent to acquisition, identified as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $7.7 million and $6.9 million as of March 31, 2013 and December 31, 2012, respectively.

The recorded investment of purchased non-covered loans receivable at March 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	March 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$39,971	$24,763
Owner-occupied commercial real estate	26,670	13,211
Non-owner occupied commercial real estate	23,287	11,019

Total commercial business	89,928	48,993
One-to-four family residential	3,769	3,040
Real estate construction and land development:
One-to-four family residential	715	513
Five or more family residential and commercial properties	3,277	864

Total real estate construction and land development	3,992	1,377
Consumer	12,152	10,713

Gross purchased non-covered loans receivable	109,841	64,123
Allowance for loan losses	(4,925)	(5,117)

Purchased non-covered loans receivable, net	$104,916	$59,006

The loans purchased in the NCB Acquisition on January 9, 2013 are included in the purchased non-covered loans receivable balances shown above as of March 31, 2013. The estimated fair value of the purchased non-covered loans totaled $51.5 million at the acquisition date. The gross recorded investment balance of the NCB purchased impaired loans and the NCB purchased other loans was $4.8 million and $44.3 million at March 31, 2013, respectively.

The March 31, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $44.6 million and $42.0 million, respectively. The recorded investment balance of purchased other non-covered loans was $65.3 million and $22.1 million at March 31, 2013 and December 31, 2012, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within the State of Washington, and to a lesser extent the State of Oregon. The primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of March 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

(c) Credit Quality Indicators

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W”. A description of the general characteristics of the risk grades is as follows:

•

Grades 0 to 5: These grades are considered “pass grade” and includes loans with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.

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

•

Grade 7: This grade includes “Substandard” loans in accordance with regulatory guidelines, for which Company has determined have a high credit risk. These loans also have well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans may be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be placed on accrual or nonaccrual status based on the Company’s accrual policy.

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

•

Grade 9: This grade includes “Loss” loans in accordance with regulatory guidelines, and the Company has determined these loans have the highest risk of loss. Such loans are charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

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

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some inherent losses in the portfolios, but to a lesser extent than the other loan grades. These pass graded loans may also have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss, however, is greater than Watch grade loans because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off to the realizable value.

The following tables present the balance of the originated loans receivable by credit quality indicator as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$245,894	$2,712	$19,361	$1,207	$269,174
Owner-occupied commercial real estate	187,033	2,487	3,998	—	193,518
Non-owner occupied commercial real estate	276,550	4,083	5,330	—	285,963

Total commercial business	709,477	9,282	28,689	1,207	748,655
One-to-four family residential	37,537	692	882	—	39,111
Real estate construction and land development:
One-to-four family residential	14,819	1,783	6,401	—	23,003
Five or more family residential and commercial properties	47,393	—	3,265	—	50,658

Total real estate construction and land development	62,212	1,783	9,666	—	73,661
Consumer	27,796	81	51	—	27,928

Gross originated loans	$837,022	$11,838	$39,288	$1,207	$889,355

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,593	$3,908	$18,157	$582	$277,240
Owner-occupied commercial real estate	181,630	2,658	4,206	—	188,494
Non-owner occupied commercial real estate	256,077	4,132	5,257	369	265,835

Total commercial business	692,300	10,698	27,620	951	731,569
One-to-four family residential	37,239	920	689	—	38,848
Real estate construction and land development:
One-to-four family residential	16,446	1,795	6,934	—	25,175
Five or more family residential and commercial properties	48,718	—	3,357	—	52,075

Total real estate construction and land development	65,164	1,795	10,291	—	77,250
Consumer	28,748	—	156	10	28,914

Gross originated loans	$823,451	$13,413	$38,756	$961	$876,581

The tables above include $30.2 million and $27.5 million of originated impaired loans as of March 31, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for probable losses and have specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of March 31, 2013 and December 31, 2012 were $25.1 million and $28.3 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $2.5 million and $3.2 million as of March 31, 2013 and December 31, 2012, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded invested balance of the purchased other loans receivable by credit quality indicator as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$27,170	$496	$14	$—	$27,680
Owner-occupied commercial real estate	35,395	2,380	332	—	38,107
Non-owner occupied commercial real estate	13,767	728	970	—	15,465

	March 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Total commercial business	76,332	3,604	1,316	—	81,252
One-to-four family residential	765	550	—	—	1,315
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—
Five or more family residential and commercial properties	1,745	—	—	—	1,745

Total real estate construction and land development	1,745	—	—	—	1,745
Consumer	9,130	186	248	32	9,596

Gross purchased other loans	$87,972	$4,340	$1,564	$32	$93,908

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,393	$496	$92	$—	$11,981
Owner-occupied commercial real estate	23,685	2,390	335	—	26,410
Non-owner occupied commercial real estate	3,108	732	973	—	4,813

Total commercial business	38,186	3,618	1,400	—	43,204
One-to-four family residential	770	553	61	—	1,384
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—
Consumer	6,385	2	346	32	6,765

Gross purchased other loans	$45,341	$4,173	$1,807	$32	$51,353

The tables above include $2.0 million and $2.2 million of purchased other impaired loans as of March 31, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These purchased other impaired loans have been individually reviewed for potential losses and have a specific valuation allowance, as necessary.

(d)	Nonaccrual loans

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013(1)	December 31, 2012(1)
	(In thousands)
Commercial business:
Commercial and industrial	$5,863	$4,560
Owner-occupied commercial real estate	975	563
Non-owner occupied commercial real estate	89	369

Total commercial business	6,927	5,492
One-to-four family residential	586	389
Real estate construction and land development:
One-to-four family residential	2,820	3,063
Five or more family residential and commercial properties	3,265	3,357

Total real estate construction and land development	6,085	6,420
Consumer	47	157

Gross originated nonaccrual loans	$13,645	$12,458

(1)	$1.8 million and $1.2 million of nonaccrual originated loans were guaranteed by governmental agencies at March 31, 2013 and December 31, 2012, respectively.

The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013(1)	December 31, 2012(1)
	(In thousands)
Commercial business:
Owner-occupied commercial real estate	$136	$139
Non-owner occupied commercial real estate	437	437

Total commercial business	573	576
One-to-four family residential	—	61
Consumer	39	163

Gross purchased other nonaccrual loans	$612	$800

(1)	$39,000 of purchased other nonaccrual loans were covered by the FDIC shared-loss agreements at both March 31, 2013 and December 31, 2012.

(e)	Past due loans

The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$1,214	$2,871	$4,085	$265,089	$269,174	$—
Owner-occupied commercial real estate	832	681	1,513	192,005	193,518	—
Non-owner occupied commercial real estate	—	89	89	285,874	285,963	—

Total commercial business	2,046	3,641	5,687	742,968	748,655	—
One-to-four family residential	—	225	225	38,886	39,111	—
Real estate construction and land development:
One-to-four family residential	607	2,820	3,427	19,576	23,003	—
Five or more family residential and commercial properties	265	3,000	3,265	47,393	50,658	—

Total real estate construction and land development	872	5,820	6,692	66,969	73,661	—
Consumer	86	47	133	27,795	27,928	—

Gross originated loans	$3,004	$9,733	$12,737	$876,618	$889,355	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,768	$2,014	$4,782	$272,458	$277,240	$25
Owner-occupied commercial real estate	920	112	1,032	187,462	188,494	—
Non-owner occupied commercial real estate	92	369	461	265,374	265,835	—

Total commercial business	3,780	2,495	6,275	725,294	731,569	25
One-to-four family residential	239	375	614	38,234	38,848	—
Real estate construction and land development:
One-to-four family residential	847	3,242	4,089	21,086	25,175	179
Five or more family residential and commercial properties	—	3,018	3,018	49,057	52,075	—

Total real estate construction and land development	847	6,260	7,107	70,143	77,250	179
Consumer	68	146	214	28,700	28,914	10

Gross originated loans	$4,934	$9,276	$14,210	$862,371	$876,581	$214

The balances of purchased other past due loans, segregated by segments and classes of loans, as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$279	$—	$279	$27,401	$27,680	$—
Owner-occupied commercial real estate	—	—	—	38,107	38,107	—
Non-owner occupied commercial real estate	—	437	437	15,028	15,465	—

Total commercial business	279	437	716	80,536	81,252	—
One-to-four family residential	—	—	—	1,315	1,315	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	1,745	1,745	—

Total real estate construction and land development	—	—	—	1,745	1,745	—
Consumer	20	32	52	9,544	9,596	—

Gross purchased other loans	$299	$469	$768	$93,140	$93,908	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$11,981	$11,981	$—
Owner-occupied commercial real estate	662	—	662	25,748	26,410	—
Non-owner occupied commercial real estate	—	437	437	4,376	4,813	—

Total commercial business	662	437	1,099	42,105	43,204	—
One-to-four family residential	—	61	61	1,323	1,384	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—	—
Consumer	75	216	291	6,474	6,765	—

Gross purchased other loans	$737	$714	$1,451	$49,902	$51,353	$—

(f)	Impaired loans

Originated impaired loans (including restructured loans) at March 31, 2013 and December 31, 2012 are set forth in the following tables.

	March 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$9,360	$3,915	$13,275	$15,244	$1,747
Owner-occupied commercial real estate	1,394	1,057	2,451	2,621	431
Non-owner occupied commercial real estate	2,734	4,200	6,934	6,934	1,360

Total commercial business	13,488	9,172	22,660	24,799	3,538
One-to-four family residential	676	586	1,262	1,272	75
Real estate construction and land development:
One-to-four family residential	650	2,350	3,000	4,173	661
Five or more family residential and commercial properties	265	3,000	3,265	3,379	643

Total real estate construction and land development	915	5,350	6,265	7,552	1,304
Consumer	47	—	47	47	—

Gross originated loans	$15,126	$15,108	$30,234	$33,670	$4,917

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,797	$2,643	$10,440	$10,741	$858
Owner-occupied commercial real estate	633	1,418	2,051	2,134	509
Non-owner occupied commercial real estate	3,031	4,226	7,257	7,257	1,386

Total commercial business	11,461	8,287	19,748	20,132	2,753
One-to-four family residential	422	389	811	811	46
Real estate construction and land development:
One-to-four family residential	700	2,724	3,424	4,597	792
Five or more family residential and commercial properties	—	3,357	3,357	3,397	658

Total real estate construction and land development	700	6,081	6,781	7,994	1,450
Consumer	47	110	157	157	110

Gross originated loans	$12,630	$14,867	$27,497	$29,094	$4,359

The Company had governmental guarantees of $3.0 million and $1.9 million related to the impaired originated loan balances at March 31, 2013 and December 31, 2012, respectively.

The average recorded investment of originated impaired loans (including restructured loans) for the three months ended March 31, 2013 and March 31, 2012 are set forth in the following table.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$11,858	$11,093
Owner-occupied commercial real estate	2,251	2,440
Non-owner occupied commercial real estate	7,095	7,900

Total commercial business	21,204	21,433
One-to-four family residential	1,036	993
Real estate construction and land development:
One-to-four family residential	3,213	5,159
Five or more family residential and commercial properties	3,310	7,230

Total real estate construction and land development	6,523	12,389
Consumer	102	178

Gross originated impaired loans	$28,865	$34,993

Purchased other loans become impaired when classified as nonaccrual or when modified, resulting in troubled debt restructure. Purchased other impaired loans (including restructured loans) at March 31, 2013 and December 31, 2012 are set forth in the following tables.

	March 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$334	$104	$438	$437	$13
Owner-occupied commercial real estate	—	136	136	132	7
Non-owner occupied commercial real estate	437	533	970	924	15

Total commercial business	771	773	1,544	1,493	35
One-to-four family residential	—	463	463	434	41
Consumer	—	39	39	48	41

Gross purchased other impaired loans	$771	$1,275	$2,046	$1,975	$117

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$330	$106	$436	$434	$14
Owner-occupied commercial real estate	—	139	139	135	7
Non-owner occupied commercial real estate	437	536	973	926	18

Total commercial business	767	781	1,548	1,495	39
One-to-four family residential	—	527	527	489	105
Consumer	—	163	163	173	157

Gross purchased other impaired loans	$767	$1,471	$2,238	$2,157	$301

The average recorded investment of purchased other impaired loans (including restructured loans) for three months ended March 31, 2013 and March 31, 2012 are set forth in the following table.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$437	$70
Owner-occupied commercial real estate	138	—
Non-owner occupied commercial real estate	972	218

Total commercial business	1,547	288
One-to-four family residential	495	—
Consumer	101	445

Gross purchased other impaired loans	$2,143	$733

For the three months ended March 31, 2013 and March 31, 2012 no interest income was recognized subsequent to a loan’s classification as impaired.

(g) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Banks, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual or nonaccrual status.

The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Accruing TDRs	Non-Accruing TDRs	Accruing TDRs	Non-Accruing TDRs
	(In thousands)
Originated TDRs	$16,588	$8,948	$15,039	$9,311
Allowance for loan losses on originated TDRs	2,871	1,871	2,131	1,994
Purchased other TDRs	1,434	7	1,437	7
Allowance for loan losses on purchased other TDRs	69	1	76	2

The unfunded commitment to borrowers related to originated TDRs was $2.2 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively. There were no unfunded commitments to borrowers related to the purchased other TDRs as of March 31, 2013 and December 31, 2012.

Originated loans that were modified as TDRs during the three months ended March 31, 2013 and March 31, 2012 are set forth in the following table:

	Three Months Ended March 31,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	11	$4,224	9	$1,800
Owner-occupied commercial real estate	—	—	2	561

Total commercial business	11	4,224	11	2,361
One-to-four family residential	1	257	—	—
Real estate construction and land development:
One-to-four family residential	1	180	3	578
Five or more family residential and commercial properties	—	—	1	384

	Three Months Ended March 31,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Total real estate construction and land development	1	180	4	962

Total originated TDRs	13	$4,661	15	$3,323

(1)	Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the three months ended March 31, 2013 and March 31, 2012.
(2)	Includes subsequent payments after modifications and reflects the balance as of the end of the period. The Banks’ initial recorded investments in the loans did not change as a result of the modifications as the Banks did not forgive any principal or interest balance as part of the modifications.

Of the 13 loans modified during the three months ended March 31, 2013, five loans with a total outstanding principal balance of $1.9 million were previously reported as TDRs as of December 31, 2012. Of the 15 loans modified during the three months ended March 31, 2012, five loans with a total outstanding principal balance of $1.1 million were previously reported as TDRs as of December 31, 2011. The Banks typically grant shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Banks expect the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information.

There were no purchased other loans that were modified as TDRs during the three months ended March 31, 2013. There was one commercial and industrial purchased other loan totaling $19,000 that was modified for the first time as a TDR during the three months ended March 31, 2012.

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

There were no originated or purchased other TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the three months ended March 31, 2013 and March 31, 2012.

(h) Purchased Impaired Loans

As indicated above, the Company purchased impaired loans from the Cowlitz, Pierce and NCB Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at March 31, 2013 and December 31, 2012 of the purchased impaired loans by acquisition:

	Cowlitz Bank
	March 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$16,685	$21,624
Owner-occupied commercial real estate	16,461	17,157
Non-owner occupied commercial real estate	16,495	12,908

Total commercial business	49,641	51,689
One-to-four family residential	4,232	4,262
Real estate construction and land development:
One-to-four family residential	6,082	6,122
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	6,082	6,122
Consumer	2,946	3,533

Gross purchased impaired covered loans	$62,901	$65,606

The total balance of subsequent advances on the purchased impaired covered loans was $4.6 million and $3.8 million as of March 31, 2013 and December 31, 2012, respectively. Heritage Bank has the option to modify certain purchased covered loans which may terminate the FDIC loss-share coverage on those modified loans. At both March 31, 2013 and December 31, 2012, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC loss-sharing agreements was $1.7 million. Heritage Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	March 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$20,298	$21,953
Owner-occupied commercial real estate	5,389	5,748
Non-owner occupied commercial real estate	7,478	7,802

Total commercial business	33,165	35,503
One-to-four family residential	4,139	3,303
Real estate construction and land development:
One-to-four family residential	3,207	3,375
Five or more family residential and commercial properties	819	820

Total real estate construction and land development	4,026	4,195
Consumer	2,988	4,393

Gross purchased impaired non-covered loans	$44,318	$47,394

Northwest Commercial Bank
March 31, 2013 (1)
(In thousands)
Commercial business:
Commercial and industrial	$1,828
Owner-occupied commercial real estate	1,738
Non-owner occupied commercial real estate	2,346

Total commercial business	5,912
One-to-four family residential	—
Real estate construction and land development:
One-to-four family residential	—
Five or more family residential and commercial properties	994

Total real estate construction and land development	994
Consumer	88

Gross purchased impaired non-covered loans	$6,994

(1)	The NCB Acquisition was effective January 9, 2013

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

The following table summarizes the accretable yield on the purchased impaired loans resulting from the Cowlitz, Pierce and NCB Acquisitions for the three months ended March 31, 2013 and 2012. As the NCB Acquisition was as of January 9, 2013, there are no three months ended March 31, 2012 balances.

	Three Months Ended March 31, 2013
	Cowlitz Bank	Pierce Commercial Bank	Northwest Commercial Bank
	(In thousands)

Balance at the beginning of period (1)	$14,286	$7,352	$713
Accretion	(1,354)	(1,282)	(116)
Disposals and other	945	2,822	—
Change in accretable yield	231	28	—

Balance at the end of period	$14,108	$8,920	$597

(1)	For the NCB Acquisition, the balance at the beginning of the period represents the balance acquired at January 9, 2013. The contractual cash flows were $8.1 million and the expected cash flows were $5.6 million, resulting in a non-accretable difference of $2.5 million. As the fair value of these purchased impaired loans was $4.9 million, this provides an accretable yield of $713,000.

	Three Months Ended March 31, 2012
	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$19,912	$14,638
Accretion	(1,916)	(1,571)
Disposals and other	(239)	(519)
Change in accretable yield	67	—

Balance at the end of period	$17,824	$12,548

(4)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at the beginning of period	$19,125	$22,317
Loans charged off	(1,827)	(1,334)
Recoveries of loans previously charged off	119	1,580
Provision charged to operations	495	—

Balance at the end of period	$17,912	$22,563

A summary of the changes in the purchased covered and purchased non-covered loans’ allowance for loan losses for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013		2012
	Purchased Covered	Purchased Non- covered	Purchased Covered	Purchased Non- covered
	(In thousands)
Balance at the beginning of period	$4,352	$5,117	$3,963	$4,635
Loans charged off	—	(197)	(33)	(224)
Recoveries of loans charged off	—	—	—	—
Provisions charged to operations	358	5	181	(290)

Balance at the end of period	$4,710	$4,925	$4,111	$4,121

The purchased loans acquired in the Cowlitz, Pierce and NCB Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC loss-sharing agreement for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three months ended March 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(1,637)	—	—	(52)	—	(83)	(252)	—	(2,024)
Recoveries	110	—	—	—	—	—	9	—	119
Provisions for / (Reallocation of) allowance	2,459	(180)	(94)	37	(476)	(891)	(23)	26	858

March 31, 2013	$10,844	$3,841	$5,275	$1,206	$2,655	$1,335	$1,495	$896	$27,547

Allowance for loan losses as of March 31, 2013 allocated to:
Originated loans individually evaluated for impairment	$1,747	$431	$1,360	$75	$661	$643	$—	$—	$4,917
Originated loans collectively evaluated for impairment	5,616	1,885	2,067	565	816	570	580	896	12,995
Purchased other covered loans individually evaluated for impairment	3	—	—	41	—	—	41	—	85
Purchased other covered loans collectively evaluated for impairment	39	29	—	16	—	—	6	—	90
Purchased other non-covered loans individually evaluated for impairment	10	7	15	—	—	—	—	—	32
Purchased other non-covered loans collectively evaluated for impairment	30	28	9	27	—	—	52	—	146
Purchased impaired covered loans collectively evaluated for impairment	855	1,072	1,418	243	823	—	124	—	4,535
Purchased impaired non-covered loans collectively evaluated for impairment	2,544	389	406	239	355	122	692	—	4,747

March 31, 2013	$10,844	$3,841	$5,275	$1,206	$2,655	$1,335	$1,495	$896	$27,547

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$13,275	$2,451	$6,934	$1,262	$3,000	$3,265	$47	$30,234
Originated loans collectively evaluated for impairment	255,899	191,067	279,029	37,849	20,003	47,393	27,881	859,121
Purchased other covered loans individually evaluated for impairment	56	—	—	463	—	—	39	558
Purchased other covered loans collectively evaluated for impairment	7,059	17,799	383	852	—	—	1,990	28,083
Purchased other non-covered loans individually evaluated for impairment	382	136	970	—	—	—	—	1,488
Purchased other non-covered loans collectively evaluated for impairment	20,183	20,172	14,112	—	—	1,745	7,567	63,779
Purchased impaired covered loans collectively evaluated for impairment	13,943	15,810	16,785	3,697	4,505	—	2,704	57,444
Purchased impaired non-covered loans collectively evaluated for impairment	19,406	6,362	8,205	3,769	715	1,532	4,585	44,574

Total gross loans receivable as of March 31, 2013	$330,203	$253,797	$326,418	$47,892	$28,223	$53,935	$44,813	$1,085,281

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three months ended March 31, 2012 and as of December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(489)	—	—	(42)	(371)	(445)	(244)	—	(1,591)
Recoveries	1,428	—	11	—	125	—	16	—	1,580
Provisions for (Reallocation of) allowance	(1,049)	689	19	105	(538)	322	278	65	(109)

March 31, 2012	$11,695	$3,668	$4,424	$857	$4,039	$3,677	$1,460	$975	$30,795

Allowance for loan losses as of December 31, 2012 allocated to:
Originated loans individually evaluated for impairment	$858	$509	$1,386	$46	$792	$658	$110	$—	$4,359
Originated loans collectively evaluated for impairment	5,372	2,054	2,375	591	1,339	1,527	638	870	14,766
Purchased other covered loans individually evaluated for impairment	4	—	—	44	—	—	33	—	81
Purchased other covered loans collectively evaluated for impairment	38	29	—	23	—	—	4	—	94
Purchased other non-covered loans individually evaluated for impairment	10	7	18	61	—	—	124	—	220
Purchased other non-covered loans collectively evaluated for impairment	30	40	16	5	—	—	14	—	105
Purchased impaired covered loans collectively evaluated for impairment	1,034	989	1,164	210	639	—	141	—	4,177
Purchased impaired non-covered loans collectively evaluated for impairment	2,566	393	410	241	361	124	697	—	4,792

December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,440	$2,051	$7,257	$811	$3,424	$3,357	$157	$27,497
Originated loans collectively evaluated for impairment	266,800	186,443	258,578	38,037	21,751	48,718	28,757	849,084
Purchased other covered loans individually evaluated for impairment	51	—	—	466	—	—	38	555
Purchased other covered loans collectively evaluated for impairment	7,232	18,347	384	857	—	—	1,911	28,731
Purchased other non-covered loans individually evaluated for impairment	385	139	973	61	—	—	125	1,683
Purchased other non-covered loans collectively evaluated for impairment	4,313	7,924	3,456	—	—	—	4,691	20,384
Purchased impaired covered loans collectively evaluated for impairment	18,498	16,449	12,644	3,704	4,433	—	3,316	59,044
Purchased impaired non-covered loans collectively evaluated for impairment	20,065	5,148	6,590	2,979	513	864	5,897	42,056

Total gross loans receivable as of December 31, 2012	$327,784	$236,501	$289,882	$46,915	$30,121	$52,939	$44,892	$1,029,034

(5)	FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Beginning Balance	$7,100	$10,350
Cash payments received or receivable from the FDIC	(1,480)	(1,253)
FDIC share of additional estimated losses	88	341
Net amortization	(355)	(517)

Balance at March 31, 2013	$5,353	$8,921

(6)	Other Real Estate Owned

Changes in the other real estate owned during the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Beginning Balance	$5,666	$4,484
Additions	—	4,309
Additions from acquisition	2,279	—
Proceeds from dispositions	(2,961)	(101)
Gain (loss) on sales	172	(12)
Valuation adjustment	107	(331)

Balance at March 31, 2013	$5,263	$8,349

(7)	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”) by component, during the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended March 31, 2013
	Changes in fair value of available for sale securities(1)	Accretion of other- than-temporary impairment on held to maturity securities (1)	Total
	(In thousands)

Beginning Balance	$2,042	$(298)	$1,744
AOCI before reclassification	—	—	—
Amounts reclassified from AOCI	(342)	14	(328)

Net current period other comprehensive (loss) income	(342)	14	(328)

Ending Balance	$1,700	$(284)	$1,416

	Three Months Ended March 31, 2012
	Changes in fair value of available for sale securities(1)	Accretion of other- than-temporary impairment on held to maturity securities (1)	Total
	(In thousands)

Beginning Balance	$2,105	$(369)	$1,736
AOCI before reclassification	—	—	—
Amounts reclassified from AOCI	(327)	26	(301)

Net current period other comprehensive (loss) income	(327)	26	(301)

Ending Balance	$1,778	$(343)	$1,435

(1)	All amounts are net of tax. Amounts in parenthesis indicate debits.

(8)	Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Net income:
Net income	$2,885	$4,170
Less: Dividends and undistributed earnings allocated to participating securities	(34)	(46)

Net income allocated to common shareholders	$2,851	$4,124

Basic:
Weighted average common shares outstanding	15,128,944	15,465,510
Less: Restricted stock awards	(186,751)	(170,821)

Total basic weighted average common shares outstanding	14,942,193	15,294,689

Diluted:
Basic weighted average common shares outstanding	14,942,193	15,294,689
Incremental shares from stock options	15,996	12,277

Total diluted weighted average common shares outstanding	14,958,189	15,306,966

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2013 and March 31, 2012 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 207,468 and 305,660, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.

(b) Dividends

Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. The following table summarizes the dividend activity for the three months ended March 31, 2013 and subsequent through the date of this filing.

Declared	Cash Dividend per Share	Record Date	Paid or Payable
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013

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

(c) Stock Repurchase Program

The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares or approximately 757,000 shares. During the three months ended March 31, 2013, the Company did not repurchase shares under the plan. In total, the Company has repurchased 52,900 shares at an average price of $13.88 per share under this tenth plan. The Company repurchased 7,780 shares at an average price of $14.21 to pay withholding taxes on restricted stock that vested during the three months ended March 31, 2013.

(9)	Stock-Based Compensation

Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of March 31, 2013, 244,151 shares remain available for future issuances under stock-based compensation plans.

(a) Stock Option Awards

For the three months ended March 31, 2013 and 2012 the Company recognized compensation expense related to stock options of $22,000 and $42,000, respectively, and a related tax benefit of $0 and $1,000, respectively. As of March 31, 2013, the total unrecognized compensation expense related to non-vested stock options was $74,000 and the related weighted average period over which it is expected to be recognized is approximately 1.2 years. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2013 totaled $6,000 and $20,000, respectively. There were no options exercised during the three months ended March 31, 2012.

The following tables summarize the stock option activity for the three months ended March 31, 2013 and 2012.

	March 31, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(1,800)	11.35
Forfeited or expired	(35,735)	20.42

Outstanding at March 31, 2013	263,123	$17.12	3.5 years	$236

Vested and expected to vest at March 31, 2013	262,902	$17.12	3.5 years	$236

Exercisable at March 31, 2013	225,647	$17.51	2.9 years	$236

	March 31, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	—
Exercised	—	—
Forfeited or expired	(66,745)	20.24

Outstanding at March 31, 2012	350,378	$17.97	3.7 years	$204

Vested and expected to vest at March 31, 2012	348,040	$17.97	3.7 years	$204

Exercisable at March 31, 2012	284,407	$18.71	2.8 years	$204

(b) Restricted Stock Awards

For the three months ended March 31, 2013 and 2012, the Company recognized compensation expense related to restricted stock awards of $251,000 and $195,000, respectively, and a related tax benefit of $88,000 and $68,000, respectively. As of March 31, 2013, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.4 years. The vesting date fair value of restricted stock awards that vested during the three months ended March 31, 2013 and 2012 was $615,000 and $290,000, respectively.

The following tables summarize the restricted stock award activity for the three months ended March 31, 2013 and 2012.

	March 31, 2013
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	37,197	14.31
Vested	(43,491)	16.87
Forfeited	(890)	15.64

Nonvested at March 31, 2013	182,486	$14.27

	March 31, 2012
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	28,390	14.08
Vested	(19,574)	14.83
Forfeited	(1,541)	18.19

Nonvested at March 31, 2012	172,155	$16.08

(10)	Investment Securities

The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement our Banks’ lending activities. Securities are classified as either available for sale or held to maturity when acquired.

(a) Securities by Type and Maturity

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$5,628	$6	$—	$5,634
Municipal securities	50,610	1,725	(321)	52,014
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	88,292	1,469	(261)	89,500

Total	$144,530	$3,200	$(582)	$147,148

December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$11,016	$19	$—	$11,035
Municipal securities	45,537	1,943	(120)	47,360
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	84,598	1,593	(293)	85,898

Total	$141,151	$3,555	$(413)	$144,293

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$1,725	$267	$—	$1,992
Municipal securities	4,095	194	(22)	4,267
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	3,966	253	—	4,219
Private residential collateralized mortgage obligations	1,147	217	(34)	1,330

Total	$10,933	$931	$(56)	$11,808

December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	$284	$—	$2,024
Municipal securities	2,946	212	—	3,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	277	—	4,522
Private residential collateralized mortgage obligations	1,168	193	(55)	1,306

Total	$10,099	$966	$(55)	$11,010

There were no securities classified as trading at March 31, 2013 or December 31, 2012.

The amortized cost and fair value of securities at March 31, 2013, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$5,805	$5,819	$220	$224
Due after one year through three years	1,090	1,104	1,041	1,097
Due after three years through five years	5,803	5,993	292	309
Due after five years through ten years	41,598	43,045	2,966	3,338
Due after ten years	90,234	91,187	6,414	6,840

Total	$144,530	$147,148	$10,933	$11,808

(b) Unrealized Losses and Other-Than-Temporary Impairments

Available for sale investment securities with unrealized losses as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$11,942	$(321)	$—	$—	$11,942	$(321)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	23,733	(243)	1,864	(18)	25,597	(261)

Total	$35,675	$(564)	$1,864	$(18)	$37,539	$(582)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$7,843	$(120)	$—	$—	$7,843	$(120)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	31,197	(248)	3,779	(45)	34,976	(293)

Total	$39,040	$(368)	$3,779	$(45)	$42,819	$(413)

Held to maturity investment securities with unrealized losses as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$1,132	$(22)	$—	$—	$1,132	$(22)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$240	$(34)	$240	$(34)

Total	$1,132	$(22)	$240	$(34)	$1,372	$(56)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$317	$(55)	$317	$(55)

Total	$—	$—	$317	$(55)	$317	$(55)

The Company has evaluated these securities and has determined that, other than certain private residential collateralized mortgage obligations discussed below, the decline in their value is temporary. The unrealized losses are primarily due to unusually large spreads in the market for mortgage-related products. The fair value of the mortgage backed securities and the collateralized mortgage obligations is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value which may be the maturity date of the securities.

For the private residential collateralized mortgage obligations, the Company estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the three months ended March 31, 2013, there was one private residential collateralized mortgage obligation determined to be other-than-temporarily impaired. For the three months ended March 31, 2012, there were three private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. The Company did not record losses through other comprehensive income for the three months ended March 31, 2013 and 2012 as all losses were deemed to be credit related. The Company recorded $2,000 and $36,000 in impairments related to credit losses through earnings for the three months ended March 31, 2013 and 2012, respectively. The average discount interest rates used in the valuations of the present value for the three months ended March 31, 2013 and 2012 were 6.7% and 7.1%, respectively, and the average prepayment rates for both the three months ended March 31, 2013 and 2012 was 6.0%.

The following table summarizes activity for the three months ended March 31, 2013 related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	2	—	2

March 31, 2013	$2,567	$1,152	$1,415

(c) Redemption-in-Kind

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market. Exiting participants in the Fund were allowed to redeem and receive up to $250,000 in cash per quarter or receive 100% of their investment in “like-kind” securities equal to their proportional ownership in the Fund. The Company elected to receive the like-kind securities. Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind as of March 31, 2013 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to-date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$812	$266	$290	$24	$36	$2	$656	—	—	—	2%	98%
Prime	1,427	881	1,040	159	9	—	759	—	5%	2%	7%	86%

Totals	$2,239	$1,147	$1,330	$183	$45	$2	$1,415	—	4%	2%	4%	90%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.

(d) Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$56,536	$59,029	$53,642	$56,300
Federal Reserve Bank and FHLB to secure borrowing arrangements	—	—	6,231	6,245
Repurchase agreements	13,518	13,728	17,479	17,705

Total	$70,054	$72,757	$77,352	$80,250

(11)	Federal Home Loan Bank Stock

The Banks are required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At both March 31, 2013 and December 31, 2012, the Banks were required to maintain an investment in the stock of FHLB of Seattle of at least $1.2 million. The Banks maintained $5.5 million in FHLB stock at both March 31, 2013 and December 31, 2012. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Further, during the year ended December 31, 2012, the Federal Housing Finance Agency (“Finance Agency”) granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the three months ended March 31, 2013 or 2012, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(12)	Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of North Pacific Bank in 1998 and Western Washington Bancorp in 2006. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit).

In accordance with FASB ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; a significant change in the reporting unit’s (or its parent company’s) stock price and market capitalization; unanticipated competition; or an action or assessment taken by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

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

No goodwill impairment charges were required for the three months ended March 31, 2013 or 2012. At March 31, 2013, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value. Even though there was no goodwill impairment at March 31, 2013, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Condensed Consolidated Financial Statements.

(13)	Fair Value Measurements

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

The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$5,634	$—	$5,634	$—
Municipal securities	52,014	—	52,014	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	89,500	—	89,500	—

Total	$147,148	$—	$147,148	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	$—	$11,035	$—
Municipal securities	47,360	—	47,360	—
Mortgage backed securities and collateralized mortgage obligations—residential
U.S Government-sponsored agencies	85,898	—	85,898	—

Total	$144,293	$—	$144,293	$—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

		Fair Value at March 31, 2013				Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31,
	Basis (1)	Total	Level 1	Level 2	Level 3	2013
	(In thousands)
Impaired originated loans:
Commercial business	$9,513	$6,179	$—	$—	$6,179	$1,247
One-to-four family residential	225	168	—	—	168	53
Real estate construction and land development	5,611	4,362	—	—	4,362	(2)

Total impaired originated loans	15,349	10,709	—	—	10,709	1,298
Other real estate owned	1,905	2,012	—	—	2,012	21

Total	$17,254	$12,721	$—	$—	$12,721	$1,319

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

		Fair Value at December 31, 2012				Net Losses Recorded in Earnings During the Year Ended December 31,
	Basis (1)	Total	Level 1	Level 2	Level 3	2012
	(In thousands)
Impaired originated loans:
Commercial business	$11,781	$9,028	$—	$—	$9,028	$922
One-to-four family residential	811	764	—	—	764	30
Real estate construction and land development	6,077	4,628	—	—	4,628	41
Consumer	109	—	—	—	—	109

Total impaired originated loans	18,778	14,420	—	—	14,420	1,102
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	13	8	—	8	—	1
Asset back securities	104	105	—	105	—	77
Other real estate owned	3,042	2,391	—	—	2,391	651

Total	$21,937	$16,924	$—	$113	$16,811	$1,831

(1)	Basis represents the unpaid principal balance of impaired originated loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$10,709	Market approach	Adjustment for differences between the comparable sales	1.3%-100.0% (28.2%)
Other real estate owned	$2,012	Market approach	Adjustment for differences between the comparable sales	18.1%-100.0% (12.3%)

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$14,420	Market approach	Adjustment for differences between the comparable sales	1.1%-100.0% (21.7%)
Other real estate owned	$2,391	Market approach	Adjustment for differences between the comparable sales	16.2%-31.0% (20.1%)

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

	March 31, 2013
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$34,129	$34,129	$34,129	$—	$—
Interest earning deposits	112,105	112,105	112,105	—	—
Investment securities available for sale	147,148	147,148	—	147,148	—
Investment securities held to maturity	10,933	11,808	—	11,808	—
FHLB stock	5,533	N/A	N/A	—	—
Loans held for sale	729	729	—	—	729
Loans receivable, net of allowance	1,055,490	1,063,767	—	—	1,063,767
Accrued interest receivable	4,721	4,721	11	952	3,758
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	$925,164	$925,164	$925,164	$—	$—
Certificate of deposit accounts	299,948	301,413	—	301,413	—

Total deposits	$1,225,112	$1,226,577	$925,164	$301,413	$—

Securities sold under agreement to repurchase	$12,029	$12,029	$12,029	$—	$—
Accrued interest payable	$100	$100	$20	$80	$—

	December 31, 2012
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$37,180	$37,180	$37,180	$—	$—
Interest earning deposits	69,906	69,906	69,906	—	—
Investment securities available for sale	144,293	144,293	—	144,293	—
Investment securities held to maturity	10,099	11,010	—	11,010	—
FHLB stock	5,495	N/A	N/A	—	—
Loans held for sale	1,676	1,676	—	—	1,676
Loans receivable, net of allowance	998,344	1,012,880	—	—	1,012,880
Accrued interest receivable	4,821	4,821	6	717	4,098
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	$829,044	$829,044	$829,044	$—	$—
Certificate of deposit accounts	288,927	290,484	—	290,484	—

Total deposits	$1,117,971	$1,119,528	$829,044	$290,484	$—

Securities sold under agreement to repurchase	$16,021	$16,021	$16,021	$—	$—
Accrued interest payable	$106	$106	$19	$87	$—

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

Loans Receivable and Loans Held for Sale:

Except for impaired loans discussed previously, fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under ASC 820-10, Fair Value Measurements and Disclosures, and generally produces a higher value.

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

Off-Balance Sheet Financial Instruments:

The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(14)	Proposed Mergers and Acquisitions

On March 11, 2013, the Company announced that it had entered into a definitive agreement with Valley Community Bancshares, Inc. (“Valley”) pursuant to which Valley will be merged with and into the Company and immediately thereafter Valley’s bank subsidiary, Valley Bank, will be merged with and into the Company’s subsidiary bank, Heritage Bank. The purchase price will be paid 50% in cash and 50% in the Company’s common stock. As a result, Valley’s shareholders will be entitled to receive approximately $19.50 in cash and 1.3611 shares of the Company’s common stock per share. Using a 30-day average price per share of the Company’s stock for period ended March 1, 2013 results in a Company stock price of $14.327, which when multiplied by the fixed exchange ratio of 1.3611 provides an initial valuation of $39.00 per share or approximately $44.2 million. The total purchase price is subject to adjustments and closing conditions, including potential adjustment if the volume weighted average trading price of the Company’s common shares rises or falls beyond certain levels prior to closing.

The Board of Directors of the Company and of Valley unanimously approved the acquisition, which is also subject to approval by Valley’s shareholders, as well as regulatory approvals and other customary closing conditions. The acquisition will be accounted for under the acquisition method of accounting. The transaction is anticipated to take place in the third quarter of 2013. As of March 31, 2013, the Company had incurred $148,000 of costs related to this acquisition.

On April 8, 2013, the Company also announced plans for the merger of its two subsidiary banks, where Central Valley Bank would merge with and into Heritage Bank, with Heritage Bank surviving the merger. Following the merger, Central Valley Bank will be operated as Heritage Bank dba Central Valley Bank. The merger is expected to be completed by the end of the second quarter of 2013. The merger is subject to regulatory approvals. There will be no accounting impact from the merger as the two subsidiary banks are under the common control of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2013. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes, and the December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiaries: Heritage Bank and Central Valley Bank (collectively, the “Banks”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At March 31, 2013, we had total assets of $1.45 billion and total stockholders’ equity of $200.5 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Banks. Accordingly, the information set forth in this report relates primarily to the Banks’ operations.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans and originate for sale or investment purposes first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

Our core profitability depends primarily on our net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that we earn on interest-earning assets, comprised primarily of loans and investments, and interest expense, the amount we pay on our interest-bearing liabilities, which are primarily deposits. The results of our operations may also be affected by local and general economic conditions. Changes in levels of interest rates affect our net interest income. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover known and inherent credit losses in its loan portfolio. Additionally, net income is affected by noninterest income and noninterest expenses. For the three months ended March 31, 2013, noninterest income consisted of a bargain purchase gain on bank acquisition, service charges and other fees, merchant Visa income (net), FDIC loss sharing income (net), and other operating income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

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

Earnings Summary

Net income available to shareholders was $0.19 per diluted common share for the three months ended March 31, 2013 compared to $0.27 per diluted common share for the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 was $2.9 million compared to net income of $4.2 million for the same period in 2012. The decrease was primarily the result of a $967,000 increase in the provision for loan losses, a $1.1 million increase in noninterest expense and a $156,000 decrease in net interest income, partially offset by a $374,000 increase in noninterest income. The increase in the noninterest expense is primarily due to the costs related to the NCB Acquisition effective January 9, 2013.

The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 72.9% for the three months ended March 31, 2013 from 67.7% for the three months ended March 31, 2012. The increase in the ratio is due to the increase in noninterest expense, mostly as a result of the NCB Acquisition, coupled with the decrease in the net interest income as a result of a decline in net interest margin. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio. Expenses are expected to be more in line with revenue in the future since these growth strategies are aimed at producing long term results.

Net Interest Income

Net interest income decreased $156,000, or 0.9%, to $16.5 million for the three months ended March 31, 2013, compared with $16.7 million in the same period in 2012. This decrease in net interest income for the three months ended March 31, 2013 was primarily a result of a decrease in the net interest margin. The incremental accretion income related to the loans purchased in the NCB Acquisition was $1.1 million for the three months ended March 31, 2013. Without this incremental accretion from NCB, net interest income would have decreased $1.3 million, or 7.5%, from the same period in 2012. The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net interest margin, excluding incremental accretion on purchased loans (1)	4.47%	4.86%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.72	0.49

Net interest margin	5.19%	5.35%

(1)	The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income stems from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

Net interest income as a percentage of average earning assets (net interest margin) for the three months ended March 31, 2013, decreased 16 basis points to 5.19% from 5.35% for the same period in 2012. The decrease in net interest margin for the three months ended March 31, 2013 was primarily due to decreased loan yields partially offset by the decreased costs of interest bearing deposits. The net interest spread for the three months ended March 31, 2013 decreased to 5.07% from 5.20% for the same period in 2012.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,041,351	$16,719	6.51%	$996,305	$17,018	6.87%
Taxable securities	109,412	373	1.38	121,108	652	2.16
Nontaxable securities	50,739	335	2.68	34,779	256	2.96
Interest earning deposits and Federal funds sold	85,458	57	0.27	96,324	63	0.26
FHLB stock	5,567	—	—	5,594	—	—

Total interest earning assets	$1,292,527	$17,484	5.49%	$1,254,110	$17,989	5.77%
Non-interest earning assets	114,107			101,698

Total assets	$1,406,634			$1,355,808

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of deposit	$305,342	$633	0.84%	$322,686	$882	1.10%
Savings accounts	128,500	43	0.13	109,129	59	0.22
Interest bearing demand and money market accounts	483,421	261	0.22	465,627	336	0.29

Total interest bearing deposits	917,263	937	0.41	897,442	1,277	0.57
Securities sold under agreement to repurchase	13,486	9	0.27	19,697	18	0.37

Total interest bearing liabilities	$930,749	$946	0.41%	$917,139	$1,295	0.57%

Demand and other non-interest bearing deposits	262,967			227,970
Other non-interest bearing liabilities	12,155			5,822
Stockholders’ equity	200,763			204,877

Total liabilities and stockholders’ equity	$1,406,634			$1,355,808

Net interest income		$16,538			$16,694

Net interest spread			5.07%			5.20%
Net interest margin			5.19%			5.35%
Average interest earning assets to average interest bearing liabilities			138.87%			136.74%

(1)	Annualized

Total interest income decreased $505,000, or 2.8%, to $17.5 million for the three months ended March 31, 2013, from $18.0 million for the three months ended March 31, 2012. The decrease in interest income for the three months ended March 31, 2013 was primarily due to lower loan yields and lower investment security yields as a result of the current economic environment.

The balance of average interest earning assets (including nonaccrual loans) increased $38.4 million, or 3.1%, to $1.29 billion for the three months ended March 31, 2013, from $1.25 billion for the three months ended March 31, 2012. The increase in average interest earning assets for the three months ended March 31, 2013 was primarily due to the $51.5 million of loans acquired in the NCB Acquisition on January 9, 2013.

The yield on total interest earning assets decreased 28 basis points from 5.77% for the three months ended March 31, 2012 to 5.49% for the three months ended March 31, 2013. The decrease in the yield on interest earning assets for the three months ended March 31, 2013 reflects the decrease in loan yields and to a lesser extent the decrease in yields on investment securities. The effect of discount accretion on loan yields for the three months ended March 31, 2013 and March 31, 2012 was approximately 90 basis points and 62 basis points, respectively. The increase in discount accretion yield was due to the accretion of the loans purchased in the NCB Acquisition, which generated $1.0 million of interest income for the three months ended March 31, 2013 as a result of shorter-term maturities of the purchased loans and the early payoff of certain significant loans. For the three months ended March 31, 2013 and March 31, 2012, originated nonaccruing loans reduced the yield earned on loans by approximately six basis points and eight basis points, respectively. Originated nonaccrual loans totaled $13.6 million at March 31, 2013 as compared to $12.5 million at December 31, 2012.

Total interest expense decreased by $349,000, or 26.9%, to $946,000 for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities.

The average cost of interest bearing liabilities decreased 16 basis points to 0.41% for the three months ended March 31, 2013 from 0.57% for the three months ended March 31, 2012. Total average interest bearing liabilities increased by $13.6 million, or 1.5%, to $930.7 million for the three months ended March 31, 2013 from $917.1 million for the three months ended March 31, 2012. The increases in average interest bearing liabilities were due primarily to the increase of $40.8 million of interest-bearing deposits assumed in the NCB Acquisition at January 9, 2013 in addition to the increase of approximately $26.8 million in money market deposits added during the quarter due to one customer, which are expected to be withdrawn by the end of 2013. The increase in deposits was offset partially by deposit runoff.

Deposit interest expense decreased $340,000, or 26.6%, to $937,000 for the three months ended March 31, 2013 compared to $1.3 million for the same quarter in 2012. The decrease in deposit interest expense for the three months ended March 31, 2013 is primarily a result of a 16 basis point decrease in the average cost of interest-bearing deposits, reflecting the low interest rate environment, and to a lesser extent the certificate of deposit runoff.

Provision for Loan Losses

The provision for loan losses for originated loans increased to $495,000 for the three months ended March 31, 2013 from no provision for the three months ended March 31, 2012. The Banks had net charge-offs on originated loans of $1.7 million for the three months ended March 31, 2013 compared to net recoveries of $246,000 for the three months ended March 31, 2012. The charge-offs for the three months ended March 31, 2013 was due primarily to $1.6 million in charge-offs related to one significant borrower who defaulted during the period. Based on the change in mix and volume of the originated loan portfolio at March 31, 2013 compared to December 31, 2012, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that it was appropriate that the provision for loan losses for originated loans for the three months ended March 31, 2013 were lower than the net charge-offs for the same period. The ratio of net charge-offs (recoveries) to average total originated loans outstanding was 0.20% and (.03)% for the three months ended March 31, 2013 and March 31, 2012, respectively.

The Banks have established comprehensive methodologies for determining the allowance for loan losses. On a quarterly basis the Banks perform an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $1.2 million, or 6.3%, to $17.9 million at March 31, 2013 from $19.1 million at December 31, 2012. As of March 31, 2013, the Banks identified $30.2 million of impaired originated loans, which includes $16.6 million of restructured originated performing loans. Of those impaired loans, $15.1 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $15.1 million have related allowances for credit losses totaling $4.9 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $17.9 million at March 31, 2013 (2.02% of total originated loans and 151.00% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the three months ended March 31, 2013 totaled $363,000 compared to a recovery of provision of $109,000 for the three months ended March 31, 2012. The increase in provision expense for the three months ended March 31, 2013 was due substantially to the resolution of a purchased impaired loan to one borrower during the period. Excluding this one transaction, the purchased loans were generally performing in accordance with or better than cash flow estimates from prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.

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

Noninterest Income

Total noninterest income increased $374,000, or 19.6%, to $2.3 million for the three months ended March 31, 2013 compared to $1.9 million for the same period in 2012. The increase for the three months ended March 31, 2013 was due substantially to the bargain purchase gain on bank acquisition of $399,000 recorded as a result of the NCB Acquisition. The increase was partially offset by the effects of the reduction in the amount of change in the FDIC indemnification asset. The change in FDIC indemnification asset was a decrease of $267,000 for the three months ended March 31, 2013 compared to a decrease of $176,000 during the same period in 2012.

Noninterest Expense

Noninterest expense increased $1.1 million, or 8.9%, to $13.7 million during the quarter ended March 31, 2013 compared to $12.6 million for the quarter ended March 31, 2012. The increase for the three months ended March 31, 2013 compared to the same period in 2012 was primarily the result of the following: increased compensation and employee benefits of $391,000; increased data processing of $545,000; increased occupancy and equipment of $135,000 and increased professional services of $476,000; and was partially offset by a $360,000 decrease in other real estate owned, net. The increase in noninterest expense is primarily due to the NCB Acquisition and conversion costs (appearing as data processing and professional service expenses) as well as ongoing additional expenses relating to the NCB Acquisition. The total NCB Acquisition costs incurred during the three months ended March 31, 2013 was approximately $665,000. In addition, the Company incurred expenses of $148,000 during the three months ended March 31, 2013 related to the proposed acquisition of Valley Community Bancshares, which is expected to close during third quarter of 2013.

Income Tax Expense

The provision for income taxes decreased by $585,000, or 30.1%, to $1.4 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012. The Company’s effective tax rate was 32.0% for the three months ended March 31, 2013 compared to 31.8% for the same period in 2012. The increase in the Company’s effective tax rate for the three months ended March 31, 2013 is due primarily to nondeductible expenses related to the NCB Acquisition and proposed Valley Acquisition.

Financial Condition Data

Total assets were $1.45 billion as of March 31, 2013 as compared to $1.35 billion as of December 31, 2012. The increase was due primarily to increases in cash and cash equivalents of $39.1 million, gross purchased non-covered loans receivable of $45.7, and originated loans receivable of $12.6 million during the three months ended March 31, 2013. The purchased non-covered loans receivable increased as a result of the NCB Acquisition, which had fair value of $51.5 million of loans at the acquisition date and $49.1 million at March 31, 2013.

Deposits increased by $107.1 million, or 9.6%, to $1.23 billion as of March 31, 2013 compared to $1.12 billion as of December 31, 2012. The increase in deposits was due primarily to the $60.4 million of NCB deposits assumed at the acquisition date. In addition, approximately $26.8 million in money market deposits was added during the three months ended March 31, 2013 related to one customer, which are anticipated to be withdrawn by the end of 2013. Securities sold under agreement to repurchase decreased $4.0, or 24.9%, to $12.0 million as of March 31, 2013 from $16.0 million as of December 31, 2012 primarily due to decreases in customer balances. The accrued expenses and other liabilities decreased $3.2 million, or 25.2%, from $12.6 million at December 31, 2012 to $9.4 million at March 31, 2013 due to payment of incentive compensation accrued for in 2012.

Total stockholders’ equity increased by $1.6 million, or 0.8%, to $200.5 million as of March 31, 2013 from $198.9 million at December 31, 2012 mostly as a result of net income of $2.9 million partially offset by $1.2 million in cash dividends. The Company’s capital position remains strong at 13.9% of total assets as of March 31, 2013 compared to 14.8% at December 31, 2012.

Lending Activities

As indicated in the table below, total loans receivable, net of deferred loan fees (excluding loans held for sale) increased $56.1 million, or 5.5%, to $1.08 billion at March 31, 2013 from $1.03 billion at December 31, 2012. Total originated loans, net of deferred loan fees (excluding loans held for sale) increased $12.6 million, or 1.4%, to $887.1 million at March 31, 2013 from $874.5 million at December 31, 2012.

	At March 31, 2013	% of Total Originated	At December 31, 2012	% of Total Originated
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$269,174	30.4%	$277,240	31.7%
Owner-occupied commercial real estate	193,518	21.8	188,494	21.6
Non-owner occupied commercial real estate	285,963	32.2	265,835	30.4

	At March 31, 2013	% of Total Originated	At December 31, 2012	% of Total Originated
	(Dollars in thousands)
Total commercial business	748,655	84.4	731,569	83.7
One-to-four family residential mortgages	39,111	4.4	38,848	4.4
Real estate construction and land development:
One-to-four family residential	23,003	2.6	25,175	2.9
Multifamily residential and commercial properties	50,658	5.7	52,075	5.9

Total real estate construction and land development	73,661	8.3	77,250	8.8
Consumer	27,928	3.1	28,914	3.3

Gross originated loans receivable	889,355	100.2	876,581	100.2
Less: deferred loan fees	(2,244)	(0.2)	(2,096)	(0.2)

Total originated loans	887,111	100.0%	874,485	100.0%

Purchased covered loans	86,085		88,330
Purchased non-covered loans	109,841		64,123

Total loans receivable, net of deferred loan fees	$1,083,037		$1,026,938

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At March 31, 2013	At December 31, 2012
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$6,927	$5,492
One-to-four family residential	586	389
Real estate construction and land development	6,085	6,420
Consumer	47	157

Total nonaccrual originated loans (1)(2)	13,645	12,458

Other real estate owned, non-covered	4,896	5,406

Total nonperforming originated assets	$18,541	$17,864

Restructured originated performing loans:
Commercial business	$15,732	$14,256
One-to-four family residential	676	422
Real estate construction and land development	180	361

Total restructured originated performing loans(3)	$16,588	$15,039
Accruing originated loans past due 90 days or more(4)	—	214
Potential problem originated loans(5)	25,059	28,270
Allowance for loan losses on originated loans	17,912	19,125
Nonperforming originated loans to total originated loans(6)	1.34%	1.28%
Allowance for loan losses to total originated loans	2.02%	2.19%
Allowance for loan losses to nonperforming originated loans(6)	151.00%	170.44%
Nonperforming originated assets to total originated assets(6)	1.33%	1.39%

(1)	$8.9 million and $8.6 million of nonaccrual originated loans were considered troubled debt restructurings at March 31, 2013 and December 31, 2012, respectively.
(2)	$1.8 million and $1.2 million of nonaccrual originated loans were guaranteed by government agencies at March 31, 2013 and December 31 2012, respectively.
(3)	$1.2 million and $679,000 of restructured originated performing loans were guaranteed by government agencies at March 31, 2013 and December 31, 2012, respectively.
(4)	There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at March 31, 2013 and there were $6,000 of accruing originated loans past due 90 days or more guaranteed by government agencies at December 31, 2012.
(5)	$2.5 million and $3.2 million of potential problem originated loans were guaranteed by government agencies at March 31, 2013 and December 31, 2012, respectively.
(6)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets increased to $18.5 million, or 1.33% of total originated assets, at March 31, 2013 from $17.9 million, or 1.39% of total originated assets, at December 31, 2012 due to an increase in nonperforming originated loans which was partially offset by a decrease in other real estate owned. During the three months ended March 31, 2013, there were $1.7 million in charge-offs of which $1.6 million related to one borrower who defaulted for the first time during the period ended March 31, 2013. Nonperforming loans increased $2.3 million of which $650,000 related to the previously mentioned defaulted borrower. The additions to nonperforming loans were offset by $996,000 of principal payments for the three months ended March 31, 2013. A total of $2.3 million was added to other real estate owned during the three months ended March 31, 2013 as a result of the NCB Acquisition. There were no other additions to other real estate owned during the three months ended March 31, 2013. Restructured originated performing loans as of March 31, 2013 and December 31, 2012 were $16.6 million and $15.0 million, respectively. Potential problem originated loans as of March 31, 2013 and December 31, 2012 were $25.1 million and $28.3 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection.

Analysis of Allowance for Loan Losses

Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable incurred credit losses inherent in the loan portfolio. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.

We assess the estimated probable incurred credit losses inherent in our loan portfolio by considering a number of elements including:

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

The following table provides information regarding changes in our allowance for originated loan losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Originated loans receivable outstanding at end of period	$887,111	$837,346
Average originated loans receivable during period	873,727	851,266
Allowance for loan losses at beginning of period	19,125	22,317
Provision for loan losses on originated loans	495	—
Charge-offs:
Commercial business	(1,637)	(489)
One-to-four family residential	—	—
Real estate construction and land development	(83)	(816)
Consumer	(107)	(29)

Total charge-offs	(1,827)	(1,334)

Recoveries:
Commercial business	110	1,439
Real estate construction and land development	—	125
Consumer	9	16

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Total recoveries	119	1,580

Net (charge-offs) recoveries	(1,708)	246

Allowance for loan losses at end of period	$17,912	$22,563

Allowance for loan losses to total originated loans receivable	2.02%	2.69%
Ratio of net (charge-offs) recoveries during period to average originated loans receivable	(0.20)%	0.03%

The allowance for loan losses for originated loans at March 31, 2013 decreased $1.2 million to $17.9 million from $19.1 million at December 31, 2012. The decrease was due to net charge-offs recorded during the three months ended March 31, 2013. Nonperforming originated loans to total originated loans increased to 1.34% at March 31, 2013 from 1.28% at December 31, 2012 and the allowance for loan losses to nonperforming originated loans was 151.00% at March 31, 2013 and 170.44% at December 31, 2012. Potential problem originated loans decreased $3.2 million to $25.1 million at March 31, 2013 from $28.3 million at December 31, 2012. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2013.

Liquidity and Capital Resources

Our primary sources of funds are customer deposits, loan principal and interest payments and interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds (as necessary), are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and prepayments are greatly influenced by the level of interest rates, economic conditions, and competition. In addition to customer deposits, management may utilize the use of brokered deposits on an as-needed basis.

As indicated in the table below, total deposits increased $107.1 million, or 9.6%, to $1.2 billion at March 31, 2013 from $1.1 billion at December 31, 2012.

	March 31, 2013	% of Total	December 31, 2012	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$273,874	22.3%	$247,048	22.1%
NOW accounts	303,458	24.8	303,487	27.2
Money market accounts	209,857	17.1	157,728	14.1
Savings accounts	137,975	11.3	120,781	10.8

Total non-maturity deposits	925,164	75.5	829,044	74.2
Certificate of deposit accounts	299,948	24.5	288,927	25.8

Total deposits	$1,225,112	100.0%	$1,117,971	100.0%

Since December 31, 2012, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $96.1 million to $925.2 million and certificate of deposit accounts have increased $11.0 million to $299.9 million. The increase in total deposits is primarily the result of the deposits assumed in the NCB Acquisition of $60.4 million at acquisition date. In addition, $26.8 million of the increase in money market accounts is due to one customer, which is expected to be withdrawn by the end of 2013. As a result of the change in volume and types of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 24.5% at March 31, 2013 from 25.8% at December 31, 2012.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Banks are utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2013, the Banks had securities sold under agreements to repurchase totaling $12.0 million, a decrease of $4.0 million from $16.0 million at December 31, 2012.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2013, cash and cash equivalents totaled $146.2 million, or 10.1% of total assets. The fair value of investment securities available for sale totaled $147.1 million at March 31, 2013; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $6.0 million, or 0.4% of total assets. At March 31, 2013, the Banks maintained credit facilities with the FHLB of Seattle for $162.7 million and credit facilities with the Federal Reserve Bank of San Francisco for $56.2 million, of which there were no borrowings outstanding at March 31, 2013. The Banks also maintain advance lines with Zions Bank, Wells Fargo, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $57.8 million as of March 31, 2013. There were no federal funds purchased as of March 31, 2013.

Stockholders’ equity at March 31, 2013 was $200.5 million compared with $198.9 million at December 31, 2012. During the three months ended March 31, 2013, the Company realized net income of $2.9 million, recorded $328,000 in other comprehensive loss, recorded stock based compensation totaling $273,000, declared dividends of $1.2 million and repurchased $118,000 of common stock.

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

Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank are required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 3% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of March 31, 2013 and December 31, 2012, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements				Actual
	$	%	$		%		$	%
	(Dollars in thousands)
As of March 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$41,682	3.0%	$	N/A	N/A	%	$184,955	13.3%
Tier 1 capital to risk-weighted assets	41,521	4.0		N/A	N/A		184,955	17.8
Total capital to risk-weighted assets	83,042	8.0		N/A	N/A		198,110	19.1
Heritage Bank
Tier 1 leverage capital to average assets	36,500	3.0		60,834	5.0		152,481	12.5
Tier 1 capital to risk-weighted assets	36,701	4.0		55,052	6.0		152,481	16.6
Total capital to risk-weighted assets	73,402	8.0		91,753	10.0		164,109	17.9
Central Valley Bank
Tier 1 leverage capital to average assets	5,159	3.0		8,598	5.0		17,655	10.3
Tier 1 capital to risk-weighted assets	4,787	4.0		7,180	6.0		17,655	14.8
Total capital to risk-weighted assets	9,573	8.0		11,967	10.0		19,173	16.0

As of December 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$40,317	3.0%	$	N/A	N/A	%	$183,099	13.6%

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
Tier 1 capital to risk-weighted assets	39,249	4.0	N/A	N/A	183,099	18.7
Total capital to risk-weighted assets	78,498	8.0	N/A	N/A	195,561	19.9
Heritage Bank
Tier 1 leverage capital to average assets	35,334	3.0	58,890	5.0	149,613	12.7
Tier 1 capital to risk-weighted assets	34,130	4.0	51,195	6.0	149,613	17.5
Total capital to risk-weighted assets	68,259	8.0	85,324	10.0	160,457	18.8
Central Valley Bank
Tier 1 leverage capital to average assets	4,974	3.0	8,289	5.0	16,953	10.2
Tier 1 capital to risk-weighted assets	5,081	4.0	7,622	6.0	16,953	13.4
Total capital to risk-weighted assets	10,162	8.0	12,703	10.0	18,562	14.6

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

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. On January 30, 2013, the Company’s Board of Directors declared a dividend of $0.08 per share payable on February 22, 2013 to shareholders of record on February 8, 2013. Additionally, on April 24, 2013, the Company’s Board of Directors declared a dividend of $0.08 per share payable on May 24, 2013, to shareholders of record on May 10, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year-ended at December 31, 2012.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2013, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has had various stock repurchase programs since March 1999. In August 2012, the Board of Directors approved the tenth stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 757,000 shares. During the three months ended March 31, 2013, the Company did not repurchase shares under this plan. In total, the Company has repurchased 52,900 shares at an average price of $13.88 per share under this tenth plan. The Company repurchased 7,780 shares at an average price of $14.21 to pay withholding taxes on restricted stock that vested during the three months ended March 31, 2013.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	164	$14.40	6,661,348	704,100
February 1, 2013 – February 28, 2013	7,616	14.20	6,661,348	704,100
March 1, 2013 – March 31, 2013	—	—	6,661,348	704,100

Total	7,780	$14.21	6,661,348	704,100

(1)	Common shares repurchased by the Company between January 1, 2013 and March 31, 2013 consistent entirely of the cancellation of 7,780 shares of restricted stock to pay withholding taxes on restricted stock that vested during the three months ended March 31, 2013.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.

2.1	Purchase and Assumption Agreement for Cowlitz Bank Transaction (1)

2.2	Purchase and Assumption Agreement for Pierce Commercial Bank Transaction (2)

2.3	Definitive Agreement for Valley Community Bancshares, Inc. (3)

3.1	Articles of Incorporation(4)

3.2	Bylaws of the Company(5)

4.2	Warrant for purchase(6)

10.1	1998 Stock Option and Restricted Stock Award Plan(7)

10.2	1997 Stock Option and Restricted Stock Award Plan(8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan(10)

10.5	Transition Employment and Retirement Agreement between Heritage Financial Corporation and D. Michael Broadhead, dated April 8, 2013(11)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009(12)

10.7	Annual Incentive Compensation Plan(13)

10.8	2010 Omnibus Equity Plan(14)

10.9	Deferred Compensation Plan and Participation Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson dated September 7, 2012 (15)

10.10	Employment Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson dated September 7, 2012 (15)

10.11	Change in Control Agreement by and between Heritage Bank and David A. Spurling (16)

11.0	Statement regarding computation of earnings per share (17)

14.0	Code of Ethics and Conduct Policy(18)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements(19)

(1)	Incorporated by reference to the Current Report on Form 8-K dated August 5, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 12, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K dated March 11, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said amendments being incorporated by reference to the Amendment to the Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K dated November 25, 2008 to the Amended and Restated Articles of Incorporation filed as an exhibit to the Current Report of n Form 8-K dated May 14, 2010, and to the Amended and Restated Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K dated June 1, 2011.
(5)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(11)	Incorporated by reference to the Current Report on Form 8-K dated April 8, 2013.
(12)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(13)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.
(14)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.
(16)	Incorporated by reference to the Annual Report on Form 10-K dated March 6, 2013. Reference is made to Note 8, “Stockholders’ Equity” in the Notes to the Condensed Consolidated Financial Statements under Item 1. herein.
(17)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(18)	Pursuant to Rule 406T of Regulation S-T, these interactive data file are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: April 30, 2013	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)
Date: April 30, 2013

/S/ DONALD J. HINSON
Donald J. Hinson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.