Form 10-Q
period 2013-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2013-07-31
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 19, 2013 there were 16,742,667 common shares outstanding, with no par value, of the registrant.

HERITAGE FINANCIAL CORPORATION

FORM 10-Q

INDEX

FORWARD LOOKING STATEMENT

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired including the Valley Community Bancshares, Northwest Commercial Bank, Cowlitz Bank and Pierce Commercial Bank transactions, or may in the future acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to the integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our condensed consolidated statement of financial condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiary, unless the context otherwise requires.

ITEM 1.	HERITAGE FINANCIAL CORPORATION

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
A S S E T S
Cash on hand and in banks	$31,062	$37,180
Interest earning deposits	63,060	69,906

Cash and cash equivalents	94,122	107,086
Investment securities available for sale	143,155	144,293
Investment securities held to maturity (fair value of $13,546 and $11,010)	13,078	10,099
Loans held for sale	—	1,676
Originated loans receivable, net	932,488	874,485
Less: Allowance for loan losses	(17,822)	(19,125)

Originated loans receivable, net of allowance for loan losses	914,666	855,360
Purchased covered loans receivable, net of allowance for loan losses of ($5,769 and $4,352)	74,957	83,978
Purchased non-covered loans receivable, net of allowance for loan losses of ($4,789 and $5,117)	96,830	59,006

Total loans receivable, net	1,086,453	998,344
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	4,753	7,100
Other real estate owned ($316 and $260 covered by FDIC loss share, respectively)	3,796	5,666
Premises and equipment, net	27,356	24,755
Federal Home Loan Bank (“FHLB”) stock, at cost	5,482	5,495
Accrued interest receivable	4,822	4,821
Prepaid expenses and other assets	10,910	8,288
Deferred income taxes, net	17,683	13,819
Other intangible assets, net	1,013	1,086
Goodwill	13,012	13,012

Total assets	$1,425,635	$1,345,540

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$1,196,531	$1,117,971
Securities sold under agreement to repurchase	16,360	16,021
Accrued expenses and other liabilities	12,219	12,610

Total liabilities	1,225,110	1,146,602

Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 50,000,000 shares authorized; 15,207,784 and 15,117,980 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	122,519	121,832
Retained earnings	78,515	75,362
Accumulated other comprehensive (loss) income, net	(509)	1,744

Total stockholders’ equity	200,525	198,938

Total liabilities and stockholders’ equity	$1,425,635	$1,345,540

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$16,028	$16,465	$32,747	$33,483
Taxable interest on investment securities	404	604	777	1,256
Nontaxable interest on investment securities	345	267	680	523
Interest and dividends on other interest earning assets	82	53	139	116

Total interest income	16,859	17,389	34,343	35,378
INTEREST EXPENSE:
Deposits	909	1,163	1,847	2,440
Other borrowings	10	16	19	34

Total interest expense	919	1,179	1,866	2,474

Net interest income	15,940	16,210	32,477	32,904
Provision for loan losses on originated loans	345	200	840	200
Provision for loan losses on purchased loans	963	419	1,326	310

Net interest income after provision for loan losses	14,632	15,591	30,311	32,394
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	—	399	—
Service charges and other fees	1,432	1,394	2,785	2,720
Merchant Visa income, net	211	182	384	352
Change in FDIC indemnification asset	281	(19)	14	(195)
Other income	433	507	1,059	1,095

Total noninterest income	2,357	2,064	4,641	3,972
NONINTEREST EXPENSE:
Impairment loss on investment securities	24	62	26	98
Less: Portion recorded as other comprehensive loss	—	(38)	—	(38)

Impairment loss on investment securities, net	24	24	26	60
Compensation and employee benefits	7,617	7,287	15,206	14,485
Occupancy and equipment	1,995	1,832	3,915	3,617
Data processing	720	668	1,856	1,259
Marketing	386	369	712	772
Professional services	640	628	1,670	1,182
State and local taxes	305	320	584	630
Federal deposit insurance premium	275	263	507	538
Other real estate owned, net	5	196	(98)	452
Other expense	1,040	1,283	2,349	2,473

Total noninterest expense	13,007	12,870	26,727	25,468

Income before income taxes	3,982	4,785	8,225	10,898
Income tax expense	1,292	1,591	2,650	3,534

Net income	$2,690	$3,194	$5,575	$7,364

Basic earnings per common share	$0.18	$0.21	$0.37	$0.48
Diluted earnings per common share	$0.18	$0.21	$0.37	$0.48
Dividends declared per common share:	$0.08	$0.28	$0.16	$0.34

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income	2013	2012	2013	2012
Net income	$2,690	$3,194	$5,575	$7,364
Change in fair value of securities available for sale, net of tax of $(1,049), $194, $(1,232) and $17	(1,947)	360	(2,289)	33
Other-than-temporary impairment on securities held to maturity, net of tax of $0 $(13), $0 and $(13)	—	(25)	—	(25)
Accretion of other-than-temporary impairment in securities held to maturity, net of tax of $12, $14, $19 and $28	22	26	36	52

Other comprehensive (loss) income	$(1,925)	$361	$(2,253)	$60

Comprehensive income	$765	$3,555	$3,322	$7,424

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED

JUNE 30, 2013

(Dollars and shares in thousands, except for per share amounts)

(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	99	—	—	—	—
Stock option compensation expense	—	42	—	—	42
Exercise of stock options (including excess tax benefits from nonqualified stock options)	3	37	—	—	37
Restricted stock compensation expense	—	722	—	—	722
Excess tax benefits from restricted stock	—	68	—	—	68
Common stock repurchased and retired	(12)	(182)	—	—	(182)
Net income	—	—	5,575	—	5,575
Other comprehensive loss, net of tax	—	—	—	(2,253)	(2,253)
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,422)	—	(2,422)

Balance at June 30, 2013	15,208	$122,519	$78,515	$(509)	$200,525

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,575	$7,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,572	1,868
Changes in net deferred loan fees, net of amortization	397	36
Provision for loan losses	2,166	510
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(378)	(3,621)
Recognition of compensation related to ESOP shares and share based payment	722	620
Stock option compensation expense	42	60
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(68)	44
Amortization of intangible assets	229	214
Deferred income tax	222	217
Bargain purchase gain on bank acquisition	(399)	—
Impairment loss on investment of securities	26	60
Origination of loans held for sale	(6,784)	(7,568)
Gain on sale of loans	(142)	(116)
Proceeds from sale of loans	8,602	8,338
Valuation adjustment on other real estate owned	(22)	483
(Gain) loss on other real estate owned, net	(232)	2
Loss on sale of premises and equipment, net	—	2

Net cash provided by operating activities	12,528	8,513

Cash flows from investing activities:
Loans originated, net of principal payments	(39,426)	(4,012)
Maturities of investment securities available for sale	31,369	25,989
Maturities of investment securities held to maturity	784	1,037
Purchase of investment securities available for sale	(32,508)	(32,113)
Purchase of investment securities held to maturity	(3,733)	—
Purchase of premises and equipment	(3,451)	(1,215)
Proceeds from sales of other real estate owned	4,666	891
Proceeds from redemption of FHLB stock	101	—
Net cash received from acquisitions	748	—

Net cash used in investing activities	(41,450)	(9,423)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,118	(22,698)
Common stock cash dividends paid	(2,422)	(2,157)
Net increase (decrease) in securities sold under agreement to repurchase	339	(9,435)
Proceeds from exercise of stock options	37	11
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	68	(44)
Repurchase of common stock	(182)	(5,270)

Net cash provided by (used in) financing activities	15,958	(39,593)

Net decrease in cash and cash equivalents	(12,964)	(40,503)
Cash and cash equivalents at beginning of period	107,086	123,759

Cash and cash equivalents at end of period	$94,122	$83,256

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,874	$2,531
Cash paid for income taxes	3,074	7,372
Seller-financed sale of other real estate owned	250	—
Loans transferred to other real estate owned	513	5,526
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	2,753	—
Purchased non-covered loans receivable	51,509	—
Other real estate owned	2,279	—
Premises and equipment	214	—
FHLB stock	88	—
Accrued interest receivable	232	—
Prepaid expenses and other assets	1,175	—
Deferred income taxes, net	2,873	—
Core deposit intangible	156	—
Deposits	(60,442)	—
Accrued expenses and other liabilities	(1,186)	—

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

(1)	Description of Business and Basis of Presentation

(a) Description of Business

Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is headquartered in Olympia, Washington and conducts business from its forty-two, including the eight branches acquired in the Valley Acquisition effective July 15, 2013, branch offices located throughout Washington state and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.

The Company has expanded its footprint during the past three years through acquisitions beginning with the FDIC-assisted acquisition of Cowlitz Bank, a Washington state-chartered bank headquartered in Longview, Washington effective on July 30, 2010. Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank as of August 2, 2010. It also included the Trust Services Division of Cowlitz Bank. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank as of November 8, 2010. On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its financial institution subsidiary, Heritage Bank, to acquire Northwest Commercial Bank (“NCB”) a full service commercial bank headquartered in Lakewood, Washington (the “NCB Acquisition”). NCB operated two branch locations in Lakewood and Auburn, Washington. The NCB Acquisition was completed on January 9, 2013, with the merger of NCB into Heritage Bank. See Note 2, “Business Combination.” The Cowlitz Acquisition, Pierce Commercial Acquisition and NCB Acquisition are collectively referred to as the “Cowlitz, Pierce and NCB Acquisitions.”

On March 11, 2013, the Company announced it had entered into a definitive agreement to acquire Valley Community Bancshares, Inc. and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”). The Valley Acquisition was completed on July 15, 2013. For additional information, see Note 14, “Subsequent Event.”

Finally, on April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013 and on a consolidated basis had no accounting impact on the Company. Central Valley Bank is now operating as a division of Heritage Bank.

(b) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements and accompanying Notes should be read with our December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K (“2012 Annual Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the Condensed Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change.

Certain prior period amounts have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

(c) Significant Accounting Policies

The significant accounting policies used in preparation of our Condensed Consolidated Financial Statements are disclosed in our 2012 Annual Form 10-K. There have not been any material changes in our significant accounting policies from those contained in our 2012 Annual Form 10-K disclosure for the year ended December 31, 2012.

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

FASB ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption was permitted, and adoption was to be applied prospectively to indemnification assets existing as of the date of adoption. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements at the date of adoption as the Company previously accounted for its indemnification asset in a manner consistent with the Update.

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements. The additional disclosures are included in Note 7, “Accumulated Other Comprehensive Income (Loss).”

(2)	Business Combination

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with its wholly-owned bank subsidiary, Heritage Bank, to acquire NCB headquartered in Lakewood, Washington. NCB was a full service commercial bank that operated two branch locations in Lakewood and Auburn, Washington. Prior to the closing of the transaction, NCB redeemed its outstanding preferred stock of approximately $2.0 million issued to the U.S. Department of Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan. The NCB Acquisition was completed on January 9, 2013, and NCB was merged into Heritage Bank. After the NCB Acquisition, the NCB Lakewood branch was consolidated into one of Heritage Bank’s full service banking offices in Lakewood, Washington.

In connection with the NCB Acquisition, the Company paid a cash consideration of $3.0 million, or $5.50 per NCB share, to NCB shareholders on January 9, 2013. In addition, per the merger agreement, the NCB shareholders had the ability to potentially receive an additional cash payment based on an earn-out structure from the sale of an NCB asset included in “other real estate owned.” This contingent payment was factored into the liabilities assumed as of the January 9, 2013 acquisition date. This asset was sold during the three months ended June 30, 2013, and the proceeds from the sale in the amount of $491,000 were paid to the NCB shareholders subsequent to June 30, 2013. The payment of these proceeds did not impact the recorded bargain purchase gain on bank acquisition.

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

The cost basis of net assets transferred to Heritage Bank was $6.1 million. A bargain purchase gain on bank acquisition of $399,000 was recognized by the Company in the Condensed Consolidated Statement of Income for the six months ended June 30, 2013. A summary of the net assets purchased and the estimated fair value adjustments and resulting bargain purchase gain recognized from the NCB Acquisition was as follows:

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

The bargain purchase gain on bank acquisition represents the excess of the estimated fair value of the net assets acquired and liabilities assumed over the value of the consideration paid. The bargain purchase gain was influenced significantly by the net deferred tax asset acquired in the NCB Acquisition. NCB had significant net operating losses and as a result of its estimate of whether or not it was more likely than not that the net deferred tax asset would be realized, had recorded a full valuation allowance on the net deferred tax asset. The Company, however, has reviewed the net deferred tax asset and determined it is more likely than not that the net deferred tax asset would be realized by the Company.

The operating results of the Company for the three and six months ended June 30, 2013 include the operating results produced by the net assets acquired from the NCB Acquisition since the January 9, 2013 acquisition date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the NCB Acquisition to the Company’s results of operations. The table below presents only the significant results for the acquired business from the acquisition date.

	Northwest Commercial Bank
	Three Months Ended June 30, 2013	January 10, 2013 to June 30, 2013
	(In thousands)

Interest income: Interest and fees on loans (1)	$595	$1,160
Interest income: Interest and fees on loan (2)	366	1,462
Interest expense: Deposits	(81)	(157)
Provision for loan losses on purchased loans:	(250)	(250)
Noninterest income:	35	473
Noninterest expense:	(196)	(1,224)

Net effect, pre-tax	$469	$1,464

(1)	Includes the contractual interest income on the purchased other loans.
(2)	Includes the accretion of the purchased impaired loans and the amortization of the discount on the purchased other loans.

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard as the NCB Acquisition was not material to the Company. The Company believes that the historical NCB operating results are not significant to be meaningful to the Company’s results of operations.

There were no acquisitions completed by the Company during the year ended December 31, 2012.

(3)	Loans Receivable

The Company originates loans in the ordinary course of business. These loans are identified as “originated” loans. Disclosures related to the Company’s recorded investment in originated loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs because they are insignificant. The Company has also acquired loans through FDIC-assisted and open bank transactions. Loans acquired in a business acquisition are designated as “purchased” loans. The Company refers to the purchased loans subject to the FDIC shared-loss agreements as “covered” loans, and those loans without shared-loss agreements are referred to as “non-covered” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased impaired” loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as “purchased other” loans.

(a) Loan Origination/Risk Management

The Company originates loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family residential, and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts external loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.

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

Commercial real estate. The Company originates commercial real estate loans within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate involves more risk than other classes of loans in that the lending typically involves higher loan principal amounts, and payments on loans secured by real estate properties are dependent on successful operation and management of the properties. Repayment of these loans may be more adversely affected by conditions in the real estate market or the economy.

One-to-Four Family Residential:

The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market.

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

Consumer:

The Company originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process for this segment of loans ensures a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are significantly influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of the consumer loans are relatively small amounts spread across many individual borrowers which minimizes the credit risk. Additionally, trend reports are reviewed by management on a regular basis.

Originated loans receivable at June 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$284,291	$277,240
Owner-occupied commercial real estate	187,964	188,494
Non-owner occupied commercial real estate	337,009	265,835

Total commercial business	809,264	731,569
One-to-four family residential	39,603	38,848
Real estate construction and land development:
One-to-four family residential	22,153	25,175
Five or more family residential and commercial properties	37,234	52,075

Total real estate construction and land development	59,387	77,250
Consumer	26,727	28,914

Gross originated loans receivable	934,981	876,581
Net deferred loan fees	(2,493)	(2,096)

Originated loans receivable, net	932,488	874,485
Allowance for loan losses	(17,822)	(19,125)

Originated loans receivable, net of allowance for loan losses	$914,666	$855,360

The recorded investment of purchased covered loans receivable at June 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$20,432	$25,781
Owner-occupied commercial real estate	30,283	34,796
Non-owner occupied commercial real estate	18,670	13,028

Total commercial business	69,385	73,605
One-to-four family residential	4,936	5,027
Real estate construction and land development:
One-to-four family residential	1,885	4,433
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	1,885	4,433
Consumer	4,520	5,265

Gross purchased covered loans receivable	80,726	88,330
Allowance for loan losses	(5,769)	(4,352)

Purchased covered loans receivable, net	$74,957	$83,978

The June 30, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $52.2 million and $59.0 million, respectively. The gross recorded investment balance of purchased other covered loans was $28.5 million and $29.3 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC loss-sharing agreements was $4.3 million and $3.5 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition, referred to as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the loss-sharing agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $9.0 million and $6.9 million as of June 30, 2013 and December 31, 2012, respectively.

The recorded investment of purchased non-covered loans receivable at June 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	June 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$37,279	$24,763
Owner-occupied commercial real estate	25,741	13,211
Non-owner occupied commercial real estate	21,051	11,019

Total commercial business	84,071	48,993
One-to-four family residential	3,767	3,040
Real estate construction and land development:
One-to-four family residential	551	513
Five or more family residential and commercial properties	2,509	864

Total real estate construction and land development	3,060	1,377
Consumer	10,721	10,713

Gross purchased non-covered loans receivable	101,619	64,123
Allowance for loan losses	(4,789)	(5,117)

Purchased non-covered loans receivable, net	$96,830	$59,006

The loans purchased in the NCB Acquisition on January 9, 2013 are included in the purchased non-covered loans receivable balances shown above as of June 30, 2013. The estimated fair value of the purchased non-covered loans totaled $51.5 million at the NCB Acquisition date. The gross recorded investment balance of the NCB purchased impaired loans and the NCB purchased other loans was $4.7 million and $40.2 million at June 30, 2013, respectively.

The June 30, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $41.7 million and $42.0 million, respectively. The recorded investment balance of purchased other non-covered loans was $60.0 million and $22.1 million at June 30, 2013 and December 31, 2012, respectively.

(b) Concentrations of Credit

Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon State. The Company’s primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of commercial and industrial, non-owner occupied commercial real estate, and owner occupied commercial real estate. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

•

Grade 7: This grade includes “Substandard” loans in accordance with regulatory guidelines, for which the Company has determined have a high credit risk. These loans also have well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans may be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be placed on accrual or nonaccrual status based on the Company’s accrual policy.

•

Grade 8: This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive credit risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance.

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

The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some inherent losses in the portfolios, but to a lesser extent than the other loan grades. These pass graded loans may also have a zero percent loss based on historical experience and current market trends. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for OAEM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off to the realizable value.

The following tables present the balance of the originated loans receivable by credit quality indicator as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$260,627	$3,001	$19,538	$1,125	$284,291
Owner-occupied commercial real estate	179,149	3,010	5,805	—	187,964
Non-owner occupied commercial real estate	325,380	4,558	7,071	—	337,009

Total commercial business	765,156	10,569	32,414	1,125	809,264
One-to-four family residential	38,439	272	892	—	39,603
Real estate construction and land development:
One-to-four family residential	12,982	4,476	4,695	—	22,153
Five or more family residential and commercial properties	34,450	—	2,784	—	37,234

Total real estate construction and land development	47,432	4,476	7,479	—	59,387
Consumer	26,560	—	167	—	26,727

Gross originated loans	$877,587	$15,317	$40,952	$1,125	$934,981

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,593	$3,908	$18,157	$582	$277,240
Owner-occupied commercial real estate	181,630	2,658	4,206	—	188,494
Non-owner occupied commercial real estate	256,077	4,132	5,257	369	265,835

Total commercial business	692,300	10,698	27,620	951	731,569
One-to-four family residential	37,239	920	689	—	38,848
Real estate construction and land development:
One-to-four family residential	16,446	1,795	6,934	—	25,175
Five or more family residential and commercial properties	48,718	—	3,357	—	52,075

Total real estate construction and land development	65,164	1,795	10,291	—	77,250
Consumer	28,748	—	156	10	28,914

Gross originated loans	$823,451	$13,413	$38,756	$961	$876,581

The tables above include $31.2 million and $27.5 million of originated impaired loans as of June 30, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for probable losses and have a specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of June 30, 2013 and December 31, 2012 were $29.2 million and $28.3 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency was $2.0 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively. This guarantee reduces the Company’s credit exposure.

The following tables present the recorded invested balance of the purchased other loans receivable by credit quality indicator as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$23,834	$498	$1,561	$—	$25,893
Owner-occupied commercial real estate	31,774	2,341	677	—	34,792
Non-owner occupied commercial real estate	14,423	723	1,850	—	16,996

Total commercial business	70,031	3,562	4,088	—	77,681
One-to-four family residential	760	546	—	—	1,306
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—
Five or more family residential and commercial properties	939	—	—	—	939

Total real estate construction and land development	939	—	—	—	939
Consumer	8,096	183	280	—	8,559

Gross purchased other loans	$79,826	$4,291	$4,368	$—	$88,485

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,393	$496	$92	$—	$11,981
Owner-occupied commercial real estate	23,685	2,390	335	—	26,410
Non-owner occupied commercial real estate	3,108	732	973	—	4,813

Total commercial business	38,186	3,618	1,400	—	43,204
One-to-four family residential	770	553	61	—	1,384
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—
Consumer	6,385	2	346	32	6,765

Gross purchased other loans	$45,341	$4,173	$1,807	$32	$51,353

The tables above include $2.3 million and $2.2 million of purchased other impaired loans as of June 30, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These purchased other impaired loans have been individually reviewed for potential losses and have a specific valuation allowance, as necessary.

(d)	Nonaccrual loans

Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013(1)	December 31, 2012(1)
	(In thousands)
Commercial business:
Commercial and industrial	$4,947	$4,560
Owner-occupied commercial real estate	1,132	563
Non-owner occupied commercial real estate	—	369

Total commercial business	6,079	5,492
One-to-four family residential	583	389
Real estate construction and land development:
One-to-four family residential	2,179	3,063
Five or more family residential and commercial properties	2,785	3,357

Total real estate construction and land development	4,964	6,420
Consumer	120	157

Gross originated nonaccrual loans	$11,746	$12,458

(1)	$2.0 million and $1.2 million of nonaccrual originated loans were guaranteed by governmental agencies at June 30, 2013 and December 31, 2012, respectively.

The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013(1)	December 31, 2012(1)
	(In thousands)
Commercial business:
Commercial and industrial	$223	$—
Owner-occupied commercial real estate	134	139
Non-owner occupied commercial real estate	437	437

Total commercial business	794	576
One-to-four family residential	—	61
Consumer	10	163

Gross purchased other nonaccrual loans	$804	$800

(1)	$7,000 and $39,000 of purchased other nonaccrual loans were covered by the FDIC shared-loss agreements at June 30, 2013 and December 31, 2012, respectively.

(e)	Past due loans

The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements. The balances of originated past due loans, segregated by segments and classes of loans, as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$809	$3,102	$3,911	$280,380	$284,291	$—
Owner-occupied commercial real estate	340	1,042	1,382	186,582	187,964	—

	June 30, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Non-owner occupied commercial real estate	43	—	43	336,966	337,009	—

Total commercial business	1,192	4,144	5,336	803,928	809,264	—
One-to-four family residential	359	225	584	39,019	39,603	—
Real estate construction and land development:
One-to-four family residential	305	2,179	2,484	19,669	22,153	—
Five or more family residential and commercial properties	—	—	—	37,234	37,234	—

Total real estate construction and land development	305	2,179	2,484	56,903	59,387	—
Consumer	175	80	255	26,472	26,727	—

Gross originated loans	$2,031	$6,628	$8,659	$926,322	$934,981	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,768	$2,014	$4,782	$272,458	$277,240	$25
Owner-occupied commercial real estate	920	112	1,032	187,462	188,494	—
Non-owner occupied commercial real estate	92	369	461	265,374	265,835	—

Total commercial business	3,780	2,495	6,275	725,294	731,569	25
One-to-four family residential	239	375	614	38,234	38,848	—
Real estate construction and land development:
One-to-four family residential	847	3,242	4,089	21,086	25,175	179
Five or more family residential and commercial properties	—	3,018	3,018	49,057	52,075	—

Total real estate construction and land development	847	6,260	7,107	70,143	77,250	179
Consumer	68	146	214	28,700	28,914	10

Gross originated loans	$4,934	$9,276	$14,210	$862,371	$876,581	$214

The balances of purchased other past due loans, segregated by segments and classes of loans, as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$222	$—	$222	$25,671	$25,893	$—
Owner-occupied commercial real estate	134	265	399	34,393	34,792	265
Non-owner occupied commercial real estate	882	437	1,319	15,677	16,996	—

Total commercial business	1,238	702	1,940	75,741	77,681	265
One-to-four family residential	—	—	—	1,306	1,306	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	939	939	—

Total real estate construction and land development	—	—	—	939	939	—
Consumer	530	—	530	8,029	8,559	—

Gross purchased other loans	$1,768	$702	$2,470	$86,015	$88,485	$265

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$11,981	$11,981	$—
Owner-occupied commercial real estate	662	—	662	25,748	26,410	—
Non-owner occupied commercial real estate	—	437	437	4,376	4,813	—

Total commercial business	662	437	1,099	42,105	43,204	—
One-to-four family residential	—	61	61	1,323	1,384	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—	—

Total real estate construction and land development	—	—	—	—	—	—
Consumer	75	216	291	6,474	6,765	135

Gross purchased other loans	$737	$714	$1,451	$49,902	$51,353	$135

(f)	Impaired loans

Originated impaired loans (including restructured loans) at June 30, 2013 and December 31, 2012 are set forth in the following tables.

	June 30, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,742	$5,047	$12,789	$14,600	$1,878
Owner-occupied commercial real estate	1,182	1,414	2,596	2,643	518
Non-owner occupied commercial real estate	2,627	4,173	6,800	6,800	1,333

Total commercial business	11,551	10,634	22,185	24,043	3,729
One-to-four family residential	480	359	839	851	16
Real estate construction and land development:
One-to-four family residential	1,434	3,831	5,265	6,438	591
Five or more family residential and commercial properties	2,785	—	2,785	2,785	—

Total real estate construction and land development	4,219	3,831	8,050	9,223	591
Consumer	80	40	120	120	7

Gross originated loans	$16,330	$14,864	$31,194	$34,237	$4,343

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,797	$2,643	$10,440	$10,741	$858
Owner-occupied commercial real estate	633	1,418	2,051	2,134	509
Non-owner occupied commercial real estate	3,031	4,226	7,257	7,257	1,386

Total commercial business	11,461	8,287	19,748	20,132	2,753
One-to-four family residential	422	389	811	811	46
Real estate construction and land development:
One-to-four family residential	700	2,724	3,424	4,597	792
Five or more family residential and commercial properties	—	3,357	3,357	3,397	658

Total real estate construction and land development	700	6,081	6,781	7,994	1,450
Consumer	47	110	157	157	110

Gross originated loans	$12,630	$14,867	$27,497	$29,094	$4,359

The Company had governmental guarantees of $3.3 million and $1.9 million related to the impaired originated loan balances at June 30, 2013 and December 31, 2012, respectively.

The average recorded investment of originated impaired loans (including restructured loans) for the three and six months ended June 30, 2013 and 2012 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$13,032	$12,044	$12,168	$11,455
Owner-occupied commercial real estate	2,524	1,780	2,366	1,976
Non-owner occupied commercial real estate	6,867	7,406	6,997	7,680

Total commercial business	22,423	21,230	21,531	21,111
One-to-four family residential	1,050	1,165	970	1,054
Real estate construction and land development:
One-to-four family residential	4,133	4,606	3,897	4,908
Five or more family residential and commercial properties	3,024	4,652	3,135	6,367

Total real estate construction and land development	7,157	9,258	7,032	11,275
Consumer	83	189	108	168

Gross impaired originated loans	$30,713	$31,842	$29,641	$33,608

Purchased other loans become impaired when classified as nonaccrual or when modification resulted in a troubled debt restructure. Purchased other impaired loans (including restructured loans) at June 30, 2013 and December 31, 2012 are set forth in the following tables.

	June 30, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$291	$449	$740	$739	$233
Owner-occupied commercial real estate	163	—	163	159	—
Non-owner occupied commercial real estate	437	530	967	924	13

Total commercial business	891	979	1,870	1,822	246
One-to-four family residential	—	460	460	431	39
Consumer	7	3	10	11	3

Gross purchased other impaired loans	$898	$1,442	$2,340	$2,264	$288

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$330	$106	$436	$434	$14
Owner-occupied commercial real estate	—	139	139	135	7
Non-owner occupied commercial real estate	437	536	973	926	18

Total commercial business	767	781	1,548	1,495	39
One-to-four family residential	—	527	527	489	105
Consumer	—	163	163	173	157

Gross purchased other impaired loans	$767	$1,471	$2,238	$2,157	$301

The average recorded investment of purchased other impaired loans (including restructured loans) for three and six months ended June 30, 2013 and 2012 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Commercial business:
Commercial and industrial	$589	$19	$538	$12
Owner-occupied commercial real estate	150	72	146	48
Non-owner occupied commercial real estate	968	708	970	472

Total commercial business	1,707	799	1,654	532
One-to-four family residential	461	—	483	—
Consumer	25	409	71	438

Gross impaired purchased other loans	$2,193	$1,208	$2,208	$970

For the three and six months ended June 30, 2013 and 2012 no interest income was recognized subsequent to a loan’s classification as impaired.

(g) Troubled Debt Restructured Loans

A troubled debt restructured loan (“TDR”) is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual or nonaccrual status.

The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Accruing TDRs	Non-Accruing TDRs	Accruing TDRs	Non-Accruing TDRs
	(In thousands)
Originated TDRs	$19,448	$6,715	$15,039	$9,311
Allowance for loan losses on originated TDRs	3,632	518	2,131	1,994
Purchased other TDRs	1,535	10	1,437	7
Allowance for loan losses on purchased other TDRs	96	3	76	2

The unfunded commitment to borrowers related to originated TDRs was $3.9 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively. There were no unfunded commitments to borrowers related to the purchased other TDRs as of June 30, 2013 and December 31, 2012.

Originated loans that were modified as TDRs during the three and six months ended June 30, 2013 and 2012 are set forth in the following tables:

	Three Months Ended June 30,
	2013		2012
	Number of Contracts	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$1,598	13	$2,083

Total commercial business	8	1,598	13	2,083
Real estate construction and land development:
One-to-four family residential	24	3,086	1	222
Five or more family residential and commercial properties	1	2,784	—	—

Total real estate construction and land development	25	5,870	—	—
Consumer	1	40	—	—

Total originated TDRs	34	$7,508	14	$2,305

	Six Months Ended June 30,
	2013		2012
	Number of Contracts (2)	Outstanding Principal Balance (1)(2)	Number of Contracts (2)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	18	$4,174	22	$3,940
Owner-occupied commercial real estate	—	—	1	198

Total commercial business	18	4,174	23	4,138
One-to-four family residential	1	256	—	—
Real estate construction and land development:
One-to-four family residential	24	3,086	3	577
Five or more family residential and commercial properties	1	2,784	—	—

Total real estate construction and land development	25	5,870	3	577
Consumer	1	40	—	—

Total originated TDRs	45	$10,340	26	$4,715

(1)

Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2013 and 2012.

(2)

Includes subsequent payments after modifications and reflects the balance as of the end of the period. The Bank’s initial recorded investments in the loans did not change as a result of the modifications as the Bank did not forgive any principal or interest balance as part of the modifications.

Of the 45 loans modified during the six months ended June 30, 2013, eight loans with a total outstanding principal balance of $4.5 million were previously reported as TDRs as of December 31, 2012. Of the 26 loans modified during the six months ended June 30, 2012, nine loans with a total outstanding principal balance of $1.9 million were previously reported as TDRs as of December 31, 2011. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information.

Purchased other loans that were modified as TDRs during the three and six months ended June 30, 2013 and 2012 are set forth in the following tables:

	Three Months Ended June 30,
	2013		2012
	Number of Contracts	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$125	—	$—
Owner occupied commercial real estate	1	29	—	—
Non-owner occupied commercial real estate	—	—	1	542

Total commercial business	2	154	1	542
Consumer	1	3	—	—

Total originated TDRs	3	$157	1	$542

	Six Months Ended June 30,
	2013		2012
	Number of Contracts	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$125	1	$18
Owner occupied commercial real estate	1	29	—	—
Non-owner occupied commercial real estate	—	—	1	542

Total commercial business	2	154	2	560
Consumer	1	3	—	—

Total originated TDRs	3	$157	2	$560

(1)

Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2013 and 2012.

(2)

Includes subsequent payments after modifications and reflects the balance as of the end of the period. The Bank’s initial recorded investments in the loans did not change as a result of the modifications as the Bank did not forgive any principal or interest balance as part of the modifications.

The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.

The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDRs, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the terms are consistent with market, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on TDRs using the same guidance as used for other impaired loans.

There were no originated or purchased other TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the three and six months ended June 30, 2013 and 2012.

(h) Purchased Impaired Loans

As indicated above, the Company purchased impaired loans from the Cowlitz, Pierce and NCB Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at June 30, 2013 and December 31, 2012 of the purchased impaired loans by acquisition:

	Cowlitz Bank
	June 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$15,736	$21,624
Owner-occupied commercial real estate	15,556	17,157
Non-owner occupied commercial real estate	14,817	12,908

Total commercial business	46,109	51,689
One-to-four family residential	4,107	4,262
Real estate construction and land development:
One-to-four family residential	1,678	6,122
Five or more family residential and commercial properties	—	—

Total real estate construction and land development	1,678	6,122
Consumer	2,613	3,533

Gross purchased impaired covered loans	$54,507	$65,606

The total balance of subsequent advances on the purchased impaired covered loans was $5.5 million and $3.8 million as of June 30, 2013 and December 31, 2012, respectively. The Bank has the option to modify certain purchased covered loans which may terminate the FDIC shared-loss coverage on those modified loans. At June 30, 2013 and December 31, 2012, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC shared-loss agreements was $1.6 million and $1.7 million, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	June 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$19,945	$21,953
Owner-occupied commercial real estate	5,315	5,748
Non-owner occupied commercial real estate	5,525	7,802

Total commercial business	30,785	35,503
One-to-four family residential	4,108	3,303
Real estate construction and land development:
One-to-four family residential	2,841	3,375
Five or more family residential and commercial properties	712	820

Total real estate construction and land development	3,553	4,195
Consumer	2,602	4,393

Gross purchased impaired non-covered loans	$41,048	$47,394

Northwest Commercial Bank
June 30, 2013 (1)
(In thousands)
Commercial business:
Commercial and industrial	$1,624
Owner-occupied commercial real estate	1,890
Non-owner occupied commercial real estate	2,049

Total commercial business	5,563
One-to-four family residential	—
Real estate construction and land development:
One-to-four family residential	—
Five or more family residential and commercial properties	700

Total real estate construction and land development	700
Consumer	84

Gross purchased impaired non-covered loans	$6,347

(1)	The NCB Acquisition was completed on January 9, 2013

On the January 9, 2013 acquisition date, the amount by which the undiscounted expected cash flows of the purchased impaired loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loan.

The following table summarizes the accretable yield on the purchased impaired loans resulting from the Cowlitz, Pierce and NCB Acquisitions for the three and six months ended June 30, 2013 and 2012. As the NCB Acquisition was completed on January 9, 2013, there are no balances for the three or six months ended June 30, 2012.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Cowlitz Bank	Pierce Commercial Bank	NCB	Cowlitz Bank	Pierce Commercial Bank	NCB
	(In thousands)

Balance at the beginning of period (1)	$14,108	$8,920	$684	$14,286	$7,352	$745
Accretion	(1,109)	(1,051)	(29)	(2,463)	(2,333)	(90)
Disposal and other	(443)	(760)	(16)	502	2,062	(16)
Change in accretable yield	713	615	—	944	643	—

Balance at the end of period	$13,269	$7,724	$639	$13,269	$7,724	$639

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)

Balance at the beginning of period	$17,824	$12,548	$19,912	$14,638
Accretion	(1,743)	(1,585)	(3,659)	(3,156)
Disposals and other	(147)	(225)	(386)	(744)
Change in accretable yield	630	1,077	697	1,077

Balance at the end of period	$16,564	$11,815	$16,564	$11,815

(1)

For the NCB Acquisition, the balance at the beginning of the period represents the balance acquired at January 9, 2013. The contractual cash flows were $8.5 million and the expected cash flows were $5.6 million, resulting in a non-accretable difference of $2.9 million. As the fair value of these purchased impaired loans at the January 9, 2013 NCB Acquisition date was $4.9 million, this provides an accretable yield of $745,000.

(4)	Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at the beginning of period	$17,912	$22,563	$19,125	$22,317
Charge-offs	(662)	(1,961)	(2,489)	(3,295)
Recoveries of loans previously charged-off	227	41	346	1,621
Provision for loan losses	345	200	840	200

Balance at the end of period	$17,822	$20,843	$17,822	$20,843

A summary of the changes in the purchased covered loans’ allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at the beginning of period	$4,710	$4,111	$4,352	$3,963
Charge-offs	(40)	—	(40)	(33)
Provision (recapture) for loan losses	1,099	(138)	1,457	43

Balance at the end of period	$5,769	$3,973	$5,769	$3,973

A summary of the changes in the purchased noncovered loans’ allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at the beginning of period	$4,925	$4,121	$5,117	$4,635
Charge-offs	—	(11)	(197)	(235)
Provision (recapture) for loan losses	(136)	557	(131)	267

Balance at the end of period	$4,789	$4,667	$4,789	$4,667

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

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and six months ended June 30, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses for the three months ended June 30, 2013:

March 31, 2013	$10,844	$3,841	$5,275	$1,206	$2,655	$1,335	$1,495	$896	$27,547
Charge-offs	(541)	—	—	—	—	(59)	(102)	—	(702)
Recoveries	35	155	—	—	—	32	5	—	227
Provision for / (Reallocation of) loan losses	1,840	(271)	1,012	(108)	(448)	(669)	20	(68)	1,308

June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380

Allowance for loan losses for the six months ended June 30, 2013:

December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,178)	—	—	(52)	—	(142)	(354)	—	(2,726)
Recoveries	145	155	—	—	—	32	14	—	346
Provisions for / (Reallocation of) loan losses	4,299	(451)	918	(71)	(924)	(1,560)	(3)	(42)	2,166

June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380

Allowance for loan losses as of June 30, 2013 allocated to:

Originated loans individually evaluated for impairment	$1,878	$518	$1,333	$16	$591	$—	$7	$—	$4,343
Originated loans collectively evaluated for impairment	6,484	1,736	2,403	569	448	534	477	828	13,479
Purchased other covered loans individually evaluated for impairment	1	—	—	39	—	—	—	—	40
Purchased other covered loans collectively evaluated for impairment	53	32	8	5	—	—	48	—	146
Purchased other non-covered loans individually evaluated for impairment	232	—	13	—	—	—	3	—	248
Purchased other non-covered loans collectively evaluated for impairment	33	36	11	—	—	—	74	—	154
Purchased impaired covered loans collectively evaluated for impairment	1,132	1,043	2,147	246	859	—	156	—	5,583
Purchased impaired non-covered loans collectively evaluated for impairment	2,365	360	372	223	309	105	653	—	4,387

June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$12,789	$2,596	$6,800	$839	$5,265	$2,785	$120	$31,194
Originated loans collectively evaluated for impairment	271,502	185,368	330,209	38,764	16,888	34,449	26,607	903,787
Purchased other covered loans individually evaluated for impairment	14	—	—	460	—	—	7	481
Purchased other covered loans collectively evaluated for impairment	7,376	15,315	2,463	846	—	—	2,035	28,035
Purchased other non-covered loans individually evaluated for impairment	726	163	967	—	—	—	3	1,859
Purchased other non-covered loans collectively evaluated for impairment	17,777	19,314	13,566	—	—	939	6,514	58,110
Purchased impaired covered loans collectively evaluated for impairment	13,042	14,968	16,207	3,630	1,885	—	2,478	52,210
Purchased impaired non-covered loans collectively evaluated for impairment	18,776	6,264	6,518	3,767	551	1,570	4,204	41,650

Total gross loans receivable as of June 30, 2013	$342,002	$243,988	$376,730	$48,306	$24,589	$39,743	$41,968	$1,117,326

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and six months ended June 30, 2012 and as of December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)

Allowance for loan losses for the three months ended June 30, 2012:

March 31, 2012	$11,695	$3,668	$4,424	$857	$4,039	$3,677	$1,460	$975	$30,795
Charge-offs	(411)	(1,000)	(292)	(76)	(104)	—	(89)	—	(1,972)
Recoveries	29	8	—	—	—	—	4	—	41
Provision for / (Reallocation of) loan losses	(580)	817	300	367	(115)	(325)	202	(47)	619

June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483

Allowance for loan losses for the six months ended June 30, 2012:

December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(900)	(1,000)	(292)	(118)	(475)	(445)	(333)	—	(3,563)
Recoveries	1,457	8	11	—	125	—	20	—	1,621
Provision for / (Reallocation of) loan losses	(1,629)	1,506	319	472	(653)	(3)	480	18	510

June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483

Allowance for loan losses as of December 31, 2012 allocated to:

Originated loans individually evaluated for impairment	$858	$509	$1,386	$46	$792	$658	$110	$—	$4,359
Originated loans collectively evaluated for impairment	5,372	2,054	2,375	591	1,339	1,527	638	870	14,766
Purchased other covered loans individually evaluated for impairment	4	—	—	44	—	—	33	—	81
Purchased other covered loans collectively evaluated for impairment	38	29	—	23	—	—	4	—	94
Purchased other non-covered loans individually evaluated for impairment	10	7	18	61	—	—	124	—	220
Purchased other non-covered loans collectively evaluated for impairment	30	40	16	5	—	—	14	—	105
Purchased impaired covered loans collectively evaluated for impairment	1,034	989	1,164	210	639	—	141	—	4,177
Purchased impaired non-covered loans collectively evaluated for impairment	2,566	393	410	241	361	124	697	—	4,792

December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,440	$2,051	$7,257	$811	$3,424	$3,357	$157	$27,497
Originated loans collectively evaluated for impairment	266,800	186,443	258,578	38,037	21,751	48,718	28,757	849,084
Purchased other covered loans individually evaluated for impairment	51	—	—	466	—	—	38	555
Purchased other covered loans collectively evaluated for impairment	7,232	18,347	384	857	—	—	1,911	28,731
Purchased other non-covered loans individually evaluated for impairment	385	139	973	61	—	—	125	1,683
Purchased other non-covered loans collectively evaluated for impairment	4,313	7,924	3,456	—	—	—	4,691	20,384
Purchased impaired covered loans collectively evaluated for impairment	18,498	16,449	12,644	3,704	4,433	—	3,316	59,044
Purchased impaired non-covered loans collectively evaluated for impairment	20,065	5,148	6,590	2,979	513	864	5,897	42,056

Total gross loans receivable as of December 31, 2012	$327,784	$236,501	$289,882	$46,915	$30,121	$52,939	$44,892	$1,029,034

(5)	FDIC Indemnification Asset

Changes in the FDIC indemnification asset during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at the beginning of period	$5,353	$8,921	$7,100	$10,350
Cash payments received or receivable from the FDIC	(881)	(692)	(2,361)	(1,920)
FDIC share of additional estimated losses	523	450	611	766
Net amortization	(242)	(467)	(597)	(984)

Balance at the end of period	$4,753	$8,212	$4,753	$8,212

(6)	Other Real Estate Owned

Changes in other real estate owned during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Balance at the beginning of period	$5,263	$8,349	$5,666	$4,484
Additions	513	1,217	513	5,526
Additions from acquisitions	—	—	2,279	—
Proceeds from dispositions	(1,955)	(790)	(4,916)	(891)
Gain (loss) on sales	60	10	232	(2)
Valuation adjustment	(85)	(152)	22	(483)

Balance at the end of period	$3,796	$8,634	$3,796	$8,634

(7)	Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income (“AOCI”) by component, during the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Total	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)

Balance of AOCI at the beginning of period	$1,700	$(284)	$1,416	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(1,947)	22	(1,925)	(2,289)	36	(2,253)
Amounts reclassified from AOCI	—	—	—	—	—	—

Net current period other comprehensive (loss) income	(1,947)	22	(1,925)	(2,289)	36	(2,253)

Balance of AOCI at the end of period	$(247)	$(262)	$(509)	$(247)	$(262)	$(509)

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Other-than- temporary impairments on securities held to maturity (1)	Total	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Other-than- temporary impairments on securities held to maturity (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$1,778	$(343)	$—	$1,435	$2,105	$(369)	$—	$1,736
Other comprehensive (loss) income before reclassification	360	26	(25)	361	33	52	(25)	60
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—

Net current period other comprehensive (loss) income	360	26	(25)	361	33	52	(25)	60

Balance of AOCI at the end of period	$2,138	$(317)	$(25)	$1,796	$2,138	$(317)	$(25)	$1,796

(1)	All amounts are net of tax.

(8)	Stockholders’ Equity

(a) Earnings Per Common Share

The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income:
Net income	$2,690	$3,194	$5,575	$7,364
Less: Dividends and undistributed earnings allocated to participating securities	(36)	(40)	(74)	(91)

Net income allocated to common shareholders	$2,654	$3,154	$5,501	$7,273

Basic:
Weighted average common shares outstanding	15,151,743	15,292,477	15,140,406	15,378,994
Less: Restricted stock awards	(171,542)	(168,326)	(179,104)	(169,573)

Total basic weighted average common shares outstanding	14,980,201	15,124,151	14,961,302	15,209,421

Diluted:
Basic weighted average common shares outstanding	14,980,201	15,124,151	14,961,302	15,209,421
Incremental shares from stock options	11,941	14,553	12,440	14,544

Total diluted weighted average common shares outstanding	14,992,142	15,138,704	14,973,742	15,223,965

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2013 anti-dilutive shares outstanding related to options to acquire common stock totaled 167,147 and 187,196, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the three and six months ended June 30, 2012 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 239,321 and 272,491, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.

(b) Dividends

Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Banks, which are the Company’s predominant sources of income. The following table summarizes the dividend activity for the six months ended June 30, 2013 and subsequent through the date of this filing.

Declared	Cash Dividend per Share	Record Date	Paid or Payable
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013

The FDIC and the Washington DFI have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to the Company. Additionally, current guidance from the Federal Reserve Board provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and its subsidiary bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC.

(c) Stock Repurchase Program

The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. During the three and six months ended June 30, 2013, the Company did not repurchase any shares under the plan. In total, the Company has repurchased 52,900 shares at an average price of $13.88 per share under this tenth plan. The Company repurchased 4,539 and 12,319 shares at an average price of $14.22 and $14.82 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2013, respectively.

(9)	Stock-Based Compensation

Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of June 30, 2013, 110,162 shares remain available for future issuances under stock-based compensation plans.

(a) Stock Option Awards

For the three and six months ended June 30, 2013, the Company recognized compensation expense related to stock options of $21,000 and $42,000, respectively. No related tax benefit was recognized for the three or six months ended June 30, 2013. For the three and six months ended June 30, 2012, the Company recognized compensation expense related to stock options of $18,000 and $60,000, respectively, and a related tax benefit of $0 and $1,000, respectively. As of June 30, 2013, the total unrecognized compensation expense related to non-vested stock options was $58,000 and the related weighted average period over which it is expected to be recognized is approximately 0.9 years. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2013 totaled $9,000 and $37,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2012 totaled $2,000 and $11,000, respectively.

The following tables summarize the stock option activity for the six months ended June 30, 2013 and 2012.

	June 30, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(3,300)	11.35
Forfeited or expired	(71,682)	22.56

Outstanding at June 30, 2013	225,676	$15.96	3.7 years	$240

Vested and expected to vest at June 30, 2013	225,600	$15.96	3.7 years	$240

Exercisable at June 30, 2013	206,944	$16.07	3.4 years	$240

	June 30, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	—
Exercised	(1,000)	11.35
Forfeited or expired	(99,057)	21.63

Outstanding at June 30, 2012	317,066	$17.32	3.8 years	$292

Vested and expected to vest at June 30, 2012	316,549	$17.33	3.8 years	$292

Exercisable at June 30, 2012	272,090	$17.74	3.2 years	$292

(b) Restricted and Unrestricted Stock Awards

For the three and six months ended June 30, 2013, the Company recognized compensation expense related to restricted and unrestricted stock awards of $471,000 and $722,000, respectively, and a related tax benefit of $165,000 and $253,000, respectively. For the three and six months ended June 30, 2012, the Company recognized compensation expense related to restricted stock awards of $362,000 and $557,000, respectively, and a related tax benefit of $127,000 and $195,000, respectively. As of June 30, 2013, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years. The vesting date fair value of restricted stock awards that vested during the six months ended June 30, 2013 and 2012 was $1.2 million and $632,000, respectively.

The following tables summarize the restricted and unrestricted stock award activity for the six months ended June 30, 2013 and 2012.

	June 30, 2013
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	99,790	14.26
Vested	(84,346)	15.62
Forfeited	(964)	15.52

Nonvested at June 30, 2013	204,150	$14.25

	June 30, 2012
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	76,420	14.01
Vested	(45,688)	17.90
Forfeited	(3,496)	15.32

Nonvested at June 30, 2012	192,116	$15.02

(10)	Investment Securities

The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement our Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.

(a) Securities by Type and Maturity

The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$1,119	$—	$(28)	$1,091
Municipal securities	52,961	911	(1,472)	52,400
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	89,454	984	(774)	89,664

Total	$143,534	$1,895	$(2,274)	$143,155

December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$11,016	$19	$—	$11,035
Municipal securities	45,537	1,943	(120)	47,360
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	84,598	1,593	(293)	85,898

Total	$141,151	$3,555	$(413)	$144,293

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$1,710	$206	$—	$1,916
Municipal securities	4,086	141	(69)	4,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	6,173	186	(153)	6,206
Private residential collateralized mortgage obligations	1,109	178	(21)	1,266

Total	$13,078	$711	$(243)	$13,546

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	$284	$—	$2,024
Municipal securities	2,946	212	—	3,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	277	—	4,522
Private residential collateralized mortgage obligations	1,168	193	(55)	1,306

Total	$10,099	$966	$(55)	$11,010

There were no securities classified as trading at June 30, 2013 or December 31, 2012.

The amortized cost and fair value of securities at June 30, 2013, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,192	$1,198	$220	$222
Due after one year through three years	1,105	1,120	1,028	1,075
Due after three years through five years	5,039	5,156	289	303
Due after five years through ten years	44,157	44,219	2,958	3,235
Due after ten years	92,041	91,462	8,583	8,711

Total	$143,534	$143,155	$13,078	$13,546

(b) Unrealized Losses and Other-Than-Temporary Impairments

Available for sale investment securities with unrealized losses as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,091	$(28)	$—	$—	$1,091	$(28)
Municipal securities	24,218	(1,472)	—	—	24,218	(1,472)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	29,964	(733)	3,641	(41)	33,605	(774)

Total	$55,273	$(2,233)	$3,641	$(41)	$58,914	$(2,274)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$7,843	$(120)	$—	$—	$7,843	$(120)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	31,197	(248)	3,779	(45)	34,976	(293)

Total	$39,040	$(368)	$3,779	$(45)	$42,819	$(413)

Held to maturity investment securities with unrealized losses as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$1,081	$(69)	$—	$—	$1,081	$(69)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,413	(153)	—	—	2,413	(153)
Private residential collateralized mortgage obligations	171	(4)	159	(17)	330	(21)

Total	$3,665	$(226)	$159	$(17)	$3,824	$(243)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$317	$(55)	$317	$(55)

Total	$—	$—	$317	$(55)	$317	$(55)

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

For the private residential collateralized mortgage obligations, the Company estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the six months ended June 30, 2013, there were six private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. For the six months ended June 30, 2012, there were three private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. The Company did not record losses through other comprehensive income (loss) for the three and six months ended June 30, 2013 as all unrealized losses totaling $24,000 and $26,000 for the three and six months ended June 30, 2013, respectively, were deemed to be credit related. The Company recorded $38,000 in impairments not related to credit losses through other comprehensive income (loss) for both the three and six months ended June 30, 2012. The Company recorded $24,000 and $60,000 in losses through earnings for the three and six months ended June 30, 2012, respectively, due to credit losses. The average discount interest rates used in the valuations of the present value as of June 30, 2013 and 2012 were 6.43% and 7.75%, respectively, and the average prepayment rates as of both June 30, 2013 and 2012 was 6.0%.

The following table summarizes activity for the six months ended June 30, 2013 and 2012 related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive (Loss) Income	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Subsequent impairments	98	38	60

June 30, 2012	$2,533	$1,138	$1,395

December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	26	—	26

June 30, 2013	$2,591	$1,152	$1,439

(c) Redemption-in-Kind

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage backed securities market. Exiting participants in the Fund were allowed to redeem and receive up to $250,000 in cash per quarter or receive 100% of their investment in “like-kind” securities equal to their proportional ownership in the Fund. The Company elected to receive the like-kind securities. Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind election as of June 30, 2013 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to- date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$771	$272	$278	$6	$18	$21	$675	—	—	—	1%	99%
Prime	1,343	837	988	151	2	5	764	—	5%	2%	5%	88%

Totals	$2,114	$1,109	$1,266	$157	$20	$26	$1,439	—	3%	2%	4%	91%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)	Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.

(d) Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$58,024	$59,132	$53,642	$56,300
Federal Reserve Bank and FHLB to secure borrowing arrangements	—	—	6,231	6,245
Repurchase agreements	18,583	18,368	17,479	17,705

Total	$76,607	$77,500	$77,352	$80,250

(11)	Federal Home Loan Bank Stock

The Bank is required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At June 30, 2013 and December 31, 2012, the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $1.3 million and $1.2 million, respectively. The Bank maintained $5.5 million in FHLB stock at both June 30, 2013 and December 31, 2012. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.

The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Further, during the year ended December 31, 2012, the Federal Housing Finance Agency (“Finance Agency”) granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the six months ended June 30, 2013 or 2012, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(12)	Goodwill

The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of North Pacific Bank in 1998 and Western Washington Bancorp in 2006. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).

At June 30, 2013, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the six months ended June 30, 2013. The Company did not record goodwill impairment charges for the three or six months ended June 30, 2013 or 2012. Even though there was no goodwill impairment at June 30, 2013, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Impaired Loans:

At the time a loan is considered impaired, its impairment is measured using the lower of cost or fair value. Fair values are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market prices, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. Generally, the Company utilizes the fair market value of the collateral, which is commonly based on recent real estate appraisals, to measure impairment. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,091	$—	$1,091	$—
Municipal securities	52,400	—	52,400	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	89,664	—	89,664	—

Total	$143,155	$—	$143,155	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	$—	$11,035	$—
Municipal securities	47,360	—	47,360	—
Mortgage backed securities and collateralized mortgage obligations—residential
U.S Government-sponsored agencies	85,898	—	85,898	—

Total	$144,293	$—	$144,293	$—

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013 or 2012.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012 and the net losses (gains) recorded in earnings during the three and six months ended June 30, 2013 and 2012.

	Basis (1)	Fair Value at June 30, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2013	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2013
	(In thousands)

Impaired originated loans:
Commercial business	$10,634	$6,905	$—	$—	$6,905	$684	$1,484
One-to-four family residential	359	343	—	—	343	(2)	(16)
Real estate construction and land development	3,831	3,240	—	—	3,240	(70)	(145)
Consumer	40	33	—	—	33	7	7

Total impaired originated loans	14,864	10,521	—	—	10,521	619	1,330
Purchased other impaired loans:
Commercial business	979	733	—	—	733	219	214
One-to-four family residential	459	421	—	—	421	(3)	(5)
Consumer	3	—	—	—	—	3	3

Total purchased other impaired loans	1,441	1,154	—	—	1,154	219	212
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	37	12	—	12	—	24	26
Other real estate owned	1,432	1,130	—	—	1,130	—	—

Total	$17,774	$12,817	$—	$12	$12,805	$862	$1,568

	Basis (1)	Fair Value at December 31, 2012
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2012	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2012
	(In thousands)

Impaired originated loans:
Commercial business	$11,781	$9,028	$—	$—	$9,028	$524	$616
One-to-four family residential	811	764	—	—	764	102	(4)
Real estate construction and land development	6,077	4,628	—	—	4,628	(44)	377
Consumer	109	—	—	—	—	100	100

Total impaired originated loans	18,778	14,420	—	—	14,420	682	1,089
Purchased other impaired loans:
Commercial business	781	742	—	—	742	23	23
One-to-four family residential	527	422	—	—	422	—	—
Consumer	163	6	—	—	6	(2)	(2)

Total purchased other impaired loans	1,471	1,170	—	—	1,170	21	21
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	117	113	—	113	—	24	60
Other real estate owned	3,042	2,391	—	—	2,391	—	324

Total	$23,408	$18,094	$—	$113	$17,981	$727	$1,494

(1)

Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$10,521	Market approach	Adjustment for differences between the comparable sales	0.2%-100.0% (15.2%)
Purchased other impaired loans	$1,154	Market approach	Adjustment for differences between the comparable sales	2.4%-100% (20.0%)
Other real estate owned	$1,130	Market approach	Adjustment for differences between the comparable sales	18.1%-45.0% (21.1%)

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired originated loans	$14,420	Market approach	Adjustment for differences between the comparable sales	1.1%-100.0% (21.7%)
Purchased other impaired loans	$1,170	Market approach	Adjustment for differences between the comparable sales	4.3%-42.9% (4.8%)
Other real estate owned	$2,391	Market approach	Adjustment for differences between the comparable sales	16.2%-31.0% (20.1%)

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

	June 30, 2013
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$31,062	$31,062	$31,062	$—	$—
Interest earning deposits	63,060	63,060	63,060	—	—
Investment securities available for sale	143,155	143,155	—	143,155	—
Investment securities held to maturity	13,078	13,546	—	13,546	—
FHLB stock	5,482	N/A	N/A	—	—
Loans receivable, net of allowance	1,086,453	1,090,459	—	—	1,090,459
Accrued interest receivable	4,822	4,822	5	774	4,043

	June 30, 2013
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	910,800	910,800	910,800	—	—
Certificate of deposit accounts	285,731	288,869	—	288,869	—

Total deposits	$1,196,531	$1,199,669	$910,800	$288,869	$—

Securities sold under agreement to repurchase	$16,360	$16,360	$16,360	$—	$—
Accrued interest payable	$98	$98	$15	$83	$—

	December 31, 2012
	Carrying Value	Fair Value Measurements Using:
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$37,180	$37,180	$37,180	$—	$—
Interest earning deposits	69,906	69,906	69,906	—	—
Investment securities available for sale	144,293	144,293	—	144,293	—
Investment securities held to maturity	10,099	11,010	—	11,010	—
FHLB stock	5,495	N/A	N/A	—	—
Loans held for sale	1,676	1,676	—	—	1,676
Loans receivable, net of allowance	998,344	1,012,880	—	—	1,012,880
Accrued interest receivable	4,821	4,821	6	717	4,098
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	829,044	829,044	829,044	—	—
Certificate of deposit accounts	288,927	290,484	—	290,484	—

Total deposits	$1,117,971	$1,119,528	$829,044	$290,484	$—

Securities sold under agreement to repurchase	$16,021	$16,021	$16,021	$—	$—
Accrued interest payable	$106	$106	$19	$87	$—

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

(14)	Subsequent Event

On March 11, 2013, the Company announced that it had entered into a merger agreement with Valley Community Bancshares, Inc. (“Valley”) pursuant to which Valley will be merged with and into the Company and immediately thereafter Valley’s wholly-owned bank subsidiary, Valley Bank, will be merged with Heritage Bank. The Board of Directors and shareholders of Valley unanimously approved the acquisition. The Company received all required regulatory approvals for the acquisition, which was completed on July 15, 2013. Pursuant to the terms of the merger agreement, the shareholders of Valley common stock received $19.50 per share in cash and 1.3611 shares of Heritage common stock per Valley share. The merger consideration for Valley consisted of cash and stock, with $22.0 million paid in cash by the Company and 1,533,433 shares of the Company’s common stock being issued.

The operating results of the Company for the three and six months ended June 30, 2013 do not include the operating results related to the Valley acquired assets and assumed liabilities as the Valley Acquisition was not completed until July 15, 2013. As of June 30, 2013, Valley Bank had $233.2 million in total assets, $123.0 million in total loans and $203.2 million in total deposits. It is not practical to present financial information related to the assets acquired and liabilities assumed from Valley at this time because the fair value information has not been finalized.

For the three and six months ended June 30, 2013, the Company incurred $223,000 and $346,000, respectively, of costs related to the Valley Acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2013. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes, and the December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiary, Heritage Bank (the “Bank”). We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At June 30, 2013, we had total assets of $1.43 billion and total stockholders’ equity of $200.5 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also originate real estate construction and land development loans, consumer loans and one-to-four family residential loans collateralized by residential properties located in western and central Washington State and the greater Portland, Oregon area.

Our core profitability depends primarily on our net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that we earn on interest-earning assets, comprised primarily of loans and investments, and interest expense, which is the amount we pay on our interest-bearing liabilities, including primarily deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.

Our net income is affected by many factors, including the provision for loan losses. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to cover known and inherent credit losses in its loan portfolio.

Net income is also affected by noninterest income and noninterest expenses. Noninterest income consists of a bargain purchase gain on bank acquisition, service charges and other fees, merchant Visa income (net), change in FDIC indemnification asset, and other income. Noninterest expenses consist primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.

Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth. Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and marketing expense. Growth in the number of loan and deposit accounts affects other income, including service charges as well as other expenses such as data processing services, supplies, postage, telecommunications and other miscellaneous expenses.

Earnings Summary

Net income was $0.18 per diluted common share for the three months ended June 30, 2013 compared to $0.21 per diluted common share for the three months ended June 30, 2012. Net income for the three months ended June 30, 2013 was $2.7 million compared to net income of $3.2 million for the same period in 2012. The $504,000 decrease was primarily the result of a $689,000 increase in the provision for loan losses, a $530,000 decrease in interest income, and a $137,000 increase in noninterest expense, partially offset by a $293,000 increase in noninterest income and a $260,000 decrease in interest expense.

Net income was $0.37 per diluted common share for the six months ended June 30, 2013 compared to $0.48 per diluted common share for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 was $5.6 million compared to net income of $7.4 million for the same period in 2012. The $1.8 million decrease was primarily the result of a $1.7 million increase in the provision for loan losses, a $1.3 million increase in noninterest expense, a $1.0 million decrease in interest income, offset partially by a $608,000 decrease in interest expense and a $669,000 increase in noninterest income.

The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 71.1% for the three months ended June 30, 2013 from 70.4% for the three months ended June 30, 2012. The Company’s efficiency ratio increased to 72.0% for the six months ended June 30, 2013 from 69.1% for the six months ended June 30, 2012. The increase in the ratio is due primarily to the increase in noninterest expense, largely as a result of the NCB Acquisition, Central Valley Bank merger, and subsequent Valley Acquisition. The noninterest expense also increased as a result of core system conversion costs (appearing as data processing and professional service expenses) which is scheduled to be completed in the fourth quarter of 2013. The efficiency ratio additionally increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 because of the decrease in the net interest income, which was a result of a decline in the net interest margin. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio. Expenses are expected to be more consistent with revenue in the future since these growth strategies are being implemented to produce long term positive results.

Net Interest Income

Net interest income decreased $270,000, or 1.7%, to $15.9 million for the three months ended June 30, 2013, compared with $16.2 million in the same period in 2012. Net interest income decreased $427,000, or 1.3%, to $32.5 million for the six months ended June 30, 2013, compared with $32.9 million in the same period in 2012. This decrease in net interest income for both the three and six months ended June 30, 2013 was primarily a result of a decrease in the net interest margin, partially offset by the affects of the NCB Acquisition. The incremental accretion income related to the loans purchased in the NCB Acquisition was $371,000 and $1.4 million for the three and six months ended June 30, 2013, respectively. The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest margin, excluding incremental accretion on purchased loans (1)	4.37%	4.68%	4.42%	4.78%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.45	0.55	0.58	0.52

Net interest margin	4.82%	5.23%	5.00%	5.30%

(1)

The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

Net interest income as a percentage of average earning assets (net interest margin) for the three months ended June 30, 2013, decreased 41 basis points to 4.82% from 5.23% for the same period in 2012. Net interest income as a percentage of average earning assets (net interest margin) for the six months ended June 30, 2013, decreased 30 basis points to 5.00% from 5.30% for the same period in 2012. The decrease in net interest margin for the three and six months ended June 30, 2013 was primarily due to lower contractual loan note rates partially offset by the decreased costs of interest bearing deposits. The net interest spread for the three months ended June 30, 2013 decreased to 4.71% from 5.09% for the same period in 2012. The net interest spread for the six months ended June 30, 2013 decreased to 4.89% from 5.15% for the same period in 2012.

The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,065,465	$16,028	6.03%	$993,880	$16,465	6.64%
Taxable securities	105,687	404	1.53	123,841	604	1.96
Nontaxable securities	57,109	345	2.42	39,713	267	2.70
Interest earning deposits	91,736	64	0.28	79,872	53	0.27
FHLB and Pacific Coast Bankers’ Bank stock	5,689	18	1.27	5,654	—	—

Total interest earning assets	$1,325,686	$16,859	5.10%	$1,242,960	$17,389	5.61%
Noninterest earning assets	111,293			104,789

Total assets	$1,436,979			$1,347,749

Interest Bearing Liabilities:
Certificates of deposit	$292,781	$614	0.84%	$310,776	$786	1.01%
Savings accounts	134,697	42	0.13	111,825	57	0.21
Interest bearing demand and money market accounts	511,049	253	0.20	466,583	320	0.28

Total interest bearing deposits	938,527	909	0.39	889,184	1,163	0.52
FHLB advances and other borrowings	1	—	0.75	2	—	0.32
Securities sold under agreement to repurchase	14,831	10	0.26	18,301	16	0.36

Total interest bearing liabilities	$953,359	$919	0.39%	$907,487	$1,179	0.52%

Demand and other non-interest bearing deposits	273,307			226,344
Other noninterest bearing liabilities	7,942			8,746
Stockholders’ equity	202,371			205,172

Total liabilities and stockholders’ equity	$1,436,979			$1,347,749

Net interest income		$15,940			$16,210

Net interest spread			4.71%			5.09%
Net interest margin			4.82%			5.23%
Average interest earning assets to average interest bearing liabilities			139.05%			136.97%

(1)	Annualized

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,053,475	$32,747	6.27%	$995,093	$33,483	6.77%
Taxable securities	105,955	777	1.48	120,986	1,256	2.09
Nontaxable securities	55,526	680	2.47	38,734	523	2.72
Interest earning deposits and Federal funds sold	88,614	121	0.27	88,098	116	0.26
FHLB and Pacific Coast Bankers’ Bank stock	5,703	18	0.64	5,654	—	—

Total interest earning assets	$1,309,273	$34,343	5.29%	$1,248,565	$35,378	5.70%
Noninterest earning assets	112,617			103,214

Total assets	$1,421,890			$1,351,779

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of deposit	$299,027	$1,247	0.84%	$316,731	$1,667	1.06%
Savings accounts	131,616	85	0.13	110,477	116	0.21
Interest bearing demand and money market accounts	497,311	515	0.21	466,105	657	0.28

Total interest bearing deposits	927,954	1,847	0.40	893,313	2,440	0.55
FHLB advances and other borrowings	1	—	0.75	2	—	0.36
Securities sold under agreement to repurchase	14,162	19	0.27	18,999	34	0.36

Total interest bearing liabilities	$942,117	$1,866	0.40%	$912,314	$2,474	0.55%

Demand and other non-interest bearing deposits	268,166			227,157
Other noninterest bearing liabilities	10,036			7,284
Stockholders’ equity	201,571			205,024

Total liabilities and stockholders’ equity	$1,421,890			$1,351,779

Net interest income		$32,477			$32,904

Net interest spread			4.89%			5.15%
Net interest margin			5.00%			5.30%
Average interest earning assets to average interest bearing liabilities			138.97%			136.86%

(1)	Annualized

Total interest income decreased $530,000, or 3.0%, to $16.9 million for the three months ended June 30, 2013, from $17.4 million for the three months ended June 30, 2012. Total interest income decreased $1.0 million, or 2.9%, to $34.3 million for the six months ended June 30, 2013, from $35.4 million for the six months ended June 30, 2012. The decrease in interest income for both the three and six months ended June 30, 2013 was primarily due to lower contractual loan yields.

The balance of average interest earning assets (including nonaccrual loans) increased $82.7 million, or 6.7%, to $1.33 billion for the three months ended June 30, 2013, from $1.24 billion for the three months ended June 30, 2012. The balance of average interest earning assets (including nonaccrual loans) increased $60.7 million, or 4.9%, to $1.31 billion for the six months ended June 30, 2013, from $1.25 billion for the six months ended June 30, 2012. The increase in average interest earning assets for both the three and six months ended June 30, 2013 was due primarily to an increase in loan originations and the NCB Acquisition. Originated loans receivable, net increased $45.4 million and $58.0 million during the three and six months ended June 30, 2013, respectively. Average interest earning assets also increased for the six months ended June 30, 2013 due to the $51.5 million fair value of non-covered loans acquired in the NCB Acquisition on January 9, 2013. As of June 30, 2013 the carrying value of the NCB loans was $44.9 million.

The yield on total interest earning assets decreased 51 basis points from 5.61% for the three months ended June 30, 2012 to 5.10% for the three months ended June 30, 2013. The yield on total interest earning assets decreased 41 basis points from 5.70% for the six months ended June 30, 2012 to 5.29% for the six months ended June 30, 2013. The decrease in the yield on interest earning assets for the three and six months ended June 30, 2013 reflects the decrease in loan yields as a result of lower contractual loan rates and to a lesser extent the decrease in yields on investment securities. The effect of discount accretion on loan yields for the three months ended June 30, 2013 and June 30, 2012 was approximately 56 basis points and 69 basis points, respectively. The effect of discount accretion on loan yields for the six months ended June 30, 2013 and June 30, 2012 was approximately 73 basis points and 66 basis points, respectively. The increase in discount accretion yield for the six months ended June 30, 2013 as compared to the same period in 2012 was due to the accretion of the loans purchased in the NCB Acquisition, which generated $371,000 and $1.4 million of interest income for the three and six months ended June 30, 2013, respectively, as a result of shorter-term maturities of the purchased loans and the early payoff of certain significant loans. For the three months ended June 30, 2013 and June 30, 2012, originated nonaccruing loans reduced the yield earned on loans by approximately six basis points and ten basis points, respectively. For the six months ended June 30, 2013 and June 30, 2012, originated nonaccruing loans reduced the yield earned on loans by approximately seven basis points and ten basis points, respectively. Originated nonaccrual loans totaled $11.7 million at June 30, 2013 as compared to $12.5 million at December 31, 2012.

Total interest expense decreased by $260,000, or 22.1%, to $919,000 for the three months ended June 30, 2013 from $1.2 million for the three months ended June 30, 2012. Total interest expense decreased by $608,000, or 24.6%, to $1.9 million for the six months ended June 30, 2013 from $2.5 million for the six months ended June 30, 2012. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities.

The average cost of interest bearing liabilities decreased 13 basis points to 0.39% for the three months ended June 30, 2013 from 0.52% for the three months ended June 30, 2012. The average cost of interest bearing liabilities decreased 15 basis points to 0.40% for the six months ended June 30, 2013 from 0.55% for the six months ended June 30, 2012. Total average interest bearing liabilities increased by $45.9 million, or 5.1%, to $953.4 million for the three months ended June 30, 2013 from $907.5 million for the three months ended June 30, 2012. Total average interest bearing liabilities increased by $29.8 million, or 3.3%, to $942.1 million for the six months ended June 30, 2013 from $912.3 million for the six months ended June 30, 2012. The increases in average interest bearing liabilities were due primarily to the increase in interest bearing demand and money market accounts. During the six months ended June 30, 2013, $40.8 million of interest-bearing deposits were assumed in the NCB Acquisition on January 9, 2013. Additionally, $26.8 million in money market deposits were added during the six months ended June 30, 2013 from one customer, which are expected to be withdrawn by the end of 2013. These increases in deposits were offset partially by deposit runoff.

Deposit interest expense decreased $254,000, or 21.8%, to $909,000 for the three months ended June 30, 2013 compared to $1.2 million for the same quarter in 2012. Deposit interest expense decreased $593,000, or 24.3%, to $1.8 million for the six months ended June 30, 2013 compared to $2.4 million for the six months ended June 30, 2012. The decrease in deposit interest expense for the three and six months ended June 30, 2013 is primarily a result of a 13 and 15 basis point decrease, respectively, in the average cost of interest-bearing deposits, reflecting the low interest rate environment, and to a lesser extent the decrease in certificate of deposit accounts.

Provision for Loan Losses

The provision for loan losses for originated loans increased $145,000, or 72.5%, to $345,000 for the three months ended June 30, 2013 from $200,000 for the three months ended June 30, 2012. The provision for loan losses for originated loans increased $640,000, or 320.0%, to $840,000 for the six months ended June 30, 2013 from $200,000 for the six months ended June 30, 2012. The Bank had net charge-offs on originated loans of $435,000 for the three months ended June 30, 2013 compared to $1.9 million for the three months ended June 30, 2012. The net charge-offs for the six months ended June 30, 2013 and 2012 were $2.1 million and $1.7 million, respectively. The net charge-offs for the three months ended June 30, 2013 were due primarily to $320,000 in charge-offs related to one borrower whose sole collateral was sold during the period. The net charge-offs for the six months ended June 30, 2013 were due primarily to $1.6 million in charge-offs related to one significant borrower who defaulted during the period. Based on the change in mix and volume of the originated loan portfolio at June 30, 2013 compared to December 31, 2012, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that it was appropriate that the provision for loan losses for originated loans for the six months ended June 30, 2013 were lower than the net charge-offs for the same period. The ratio of net charge-offs to average total originated loans outstanding was 0.05% and 0.24% for the three and six months ended June 30, 2013, respectively, compared to 0.23% and 0.20% for the three and six months ended June 20, 2012, respectively.

The Bank has established a comprehensive methodology for determining the allowance for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $1.3 million, or 6.8%, to $17.8 million at June 30, 2013 from $19.1 million at December 31, 2012. As of June 30, 2013, the Bank identified $31.2 million of impaired originated loans, which includes $19.4 million of restructured originated performing loans. Of those impaired loans, $16.3 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $14.9 million have related allowances for credit losses totaling $4.3 million.

Based on the established comprehensive methodology, management deemed the allowance for loan losses on originated loans of $17.8 million at June 30, 2013 (1.91% of total originated loans and 182.81% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

The provision for loan losses on purchased loans for the three months ended June 30, 2013 totaled $963,000 compared to $419,000 for the three months ended June 30, 2012. The increase in provision expense for the three months ended June 30, 2013 was due substantially to a large nonperforming purchased covered impaired loan which experienced a collateral valuation adjustment during the quarter. The provision for loan losses on purchased loans for the six months ended June 30, 2013 totaled $1.3 million compared to $310,000 for the six months ended June 30, 2012. The increase in provision expense for the six months ended June 30, 2013 was due to the previously mentioned collateral valuation adjustment of a purchased covered impaired loan as well as the resolution of a separate purchased covered impaired loan. Excluding these two transactions, the purchased loans were generally performing in accordance with or better than cash flow estimates from prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.

While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank’s loan portfolios, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the credit quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Noninterest Income

Total noninterest income increased $293,000, or 14.2%, to $2.4 million for the three months ended June 30, 2013 compared to $2.1 million for the same period in 2012. Total noninterest income increased $669,000, or 16.8%, to $4.6 million for the six months ended June 30, 2013 compared to $4.0 million for the same period in 2012. The increase for both the three and six months ended June 30, 2013 was due primarily to the effects of the change in the FDIC indemnification asset. The change in the FDIC indemnification asset, net was an increase of $300,000 and $209,000 for the three and six months ended June 30, 2013. The change in the FDIC indemnification asset increase for the three and six months ended June 30, 2013 was the result of the two previously mentioned purchased covered impaired loans discussed in the Provision for Loan Losses section above which anticipated losses were submitted to the FDIC for claim reimbursement. The increase in noninterest income for the six months ended June 30, 2013 was also the result of the bargain purchase gain on bank acquisition of $399,000 recorded in connection with the NCB Acquisition on January 9, 2013.

Noninterest Expense

Noninterest expense increased $137,000, or 1.1%, to $13.0 million during the three months ended June 30, 2013 compared to $12.9 million for the three months ended June 30, 2012. The increase for the three months ended June 30, 2013 compared to the same period in 2012 was primarily the result of the following: increased compensation and employee benefits of $330,000 and increased occupancy and equipment of $163,000 partially offset by a $191,000 decrease in other real estate owned, net. Noninterest expense increased $1.3 million, or 4.9%, to $26.7 million during the six months ended June 30, 2013 compared to $25.5 million for the six months ended June 30, 2012. The increase for the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of the following: increased compensation and employee benefits of $721,000; increased data processing of $597,000; increased professional services of $488,000; and increased occupancy and equipment of $298,000; and was partially offset by a $550,000 decrease in other real estate owned, net. The increases in noninterest expense for the three and six months ended June 30, 2013 were primarily due to the NCB Acquisition, CVB merger, and subsequent Valley Acquisition (appearing as data processing and professional service expenses) as well as ongoing additional expenses relating to a core system conversion expected to be completed during the fourth quarter 2013. The aggregate amount of these costs totaled $1.2 million for the six months ended June 30, 2013.

Income Tax Expense

The provision for income taxes decreased by $299,000, or 18.8%, to $1.3 million for the three months ended June 30, 2013 from $1.6 million for the three months ended June 30, 2012. The Company’s effective tax rate was 32.4% for the three months ended June 30, 2013 compared to 33.2% for the same period in 2012. The provision for income taxes decreased by $884,000, or 25.0%, to $2.7 million for the six months ended June 30, 2013 from $3.5 million for the six months ended June 30, 2012. The Company’s effective tax rate was 32.2% for the six months ended June 30, 2013 compared to 32.4% for the same period in 2012. The decreases in the Company’s effective tax rate for the three and six months ended June 30, 2013 is due primarily to the increase in the amount of tax exempt income.

Financial Condition Data

Total assets were $1.43 billion as of June 30, 2013 as compared to $1.35 billion as of December 31, 2012. The increase was due primarily to an increase of originated loans receivable of $58.0 million, an increase in purchased non-covered loans receivable, net of $37.8 million, an increase in the net deferred tax asset of $3.9 million, an increase in investment securities held to maturity of $3.0 million, and an increase in premises and equipment of $2.6 million, partially offset by a decrease in cash and cash equivalents of $13.0 million and a decrease of purchased covered loans, net of $9.0 million. The purchased non-covered loans receivable, net deferred tax asset, and premises and equipment increased primarily as a result of the NCB Acquisition. The cash and cash equivalents decreased due primarily to the increase in originated loans receivable as the cash and cash equivalents were used to fund the originated loan growth.

Deposits increased by $78.6 million, or 7.0%, to $1.20 billion as of June 30, 2013 compared to $1.12 billion as of December 31, 2012. The increase in deposits was due primarily to the $60.4 million of NCB deposits assumed at the acquisition date. In addition, $26.8 million in money market deposits related to one customer was added during the three months ended June 30, 2013, which are anticipated to be withdrawn by the end of 2013. Securities sold under agreement to repurchase increased $339,000, or 2.1%, to $16.4 million as of June 30, 2013 from $16.0 million as of December 31, 2012 primarily due to increases in customer balances. The accrued expenses and other liabilities decreased $391,000, or 3.1%, from $12.6 million at December 31, 2012 to $12.2 million at June 30, 2013 due primarily to payment of incentive compensation accrued for in 2012.

Total stockholders’ equity increased by $1.6 million, or 0.8%, to $200.5 million as of June 30, 2013 from $198.9 million at December 31, 2012 primarily as a result of net income of $5.6 million and stock based compensation of $869,000 for the six months ended June 30, 2013, partially offset by $2.4 million in cash dividends, $2.3 million other comprehensive loss which was mostly the result of a decrease in the fair value of investment securities available for sale, and $182,000 in tax benefits associated with stock based compensation. The Company’s capital position remains strong at 14.1% of total assets as of June 30, 2013 compared to 14.8% at December 31, 2012.

Lending Activities

As indicated in the table below, total loans receivable, net of deferred loan fees (excluding loans held for sale) increased $87.9 million, or 8.6%, to $1.11 billion at June 30, 2013 from $1.03 billion at December 31, 2012. Originated loans, net of deferred loan fees (excluding loans held for sale) increased $58.0 million, or 6.6%, to $932.5 million at June 30, 2013 from $874.5 million at December 31, 2012.

	At June, 2013	% of Total Originated	At December 31, 2012	% of Total Originated
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$284,291	30.5%	$277,240	31.7%
Owner-occupied commercial real estate	187,964	20.2	188,494	21.6
Non-owner occupied commercial real estate	337,009	36.1	265,835	30.4

Total commercial business	809,264	86.8	731,569	83.7
One-to-four family residential mortgages	39,603	4.2	38,848	4.4
Real estate construction and land development:
One-to-four family residential	22,153	2.4	25,175	2.9
Multifamily residential and commercial properties	37,234	4.0	52,075	5.9

Total real estate construction and land development	59,387	6.4	77,250	8.8
Consumer	26,727	2.9	28,914	3.3

Gross originated loans receivable	934,981	100.3	876,581	100.2
Less: deferred loan fees	(2,493)	(0.3)	(2,096)	(0.2)

Originated loans receivable, net	932,488	100.0%	874,485	100.0%

Purchased covered loans	80,726		88,330
Purchased non-covered loans	101,619		64,123

Total loans receivable, net of net deferred loan fees	$1,114,833		$1,026,938

Nonperforming Assets

The following table describes our nonperforming assets for the dates indicated.

	At June 30, 2013	At December 31, 2012
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$6,079	$5,492
One-to-four family residential	583	389
Real estate construction and land development	4,964	6,420
Consumer	120	157

Total nonaccrual originated loans (1)(2)	11,746	12,458

Other real estate owned, non-covered	3,480	5,406

Total nonperforming originated assets	$15,226	$17,864

Restructured originated performing loans:
Commercial business	$16,088	$14,256
One-to-four family residential	256	422
Real estate construction and land development	3,086	361
Consumer	18	—

Total restructured originated performing loans(3)	$19,448	$15,039

Accruing originated loans past due 90 days or more(4)	—	214
Potential problem originated loans(5)	29,171	28,270
Allowance for loan losses on originated loans	17,822	19,125
Nonperforming originated loans to total originated loans(6)	1.05%	1.28%
Allowance for loan losses to total originated loans	1.91%	2.19%
Allowance for loan losses to nonperforming originated loans(6)	182.81%	170.44%
Nonperforming originated assets to total originated assets(6)	1.06%	1.39%

(1)	$6.7 million and $9.3 million of nonaccrual originated loans were considered troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively.
(2)	$2.0 million and $1.2 million of nonaccrual originated loans were guaranteed by government agencies at June 30, 2013 and December 31 2012, respectively.
(3)	$1.3 million and $679,000 of restructured originated performing loans were guaranteed by government agencies at June 30, 2013 and December 31, 2012, respectively.
(4)

There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at June 30, 2013 and there were $6,000 of accruing originated loans past due 90 days or more guaranteed by government agencies at December 31, 2012.

(5)	$1.5 million and $3.2 million of potential problem originated loans were guaranteed by government agencies at June 30, 2013 and December 31, 2012, respectively.
(6)	Excludes portions guaranteed by government agencies.

Nonperforming originated assets decreased $2.6 million to $15.2 million, or 1.06% of total originated assets, at June 30, 2013 from $17.9 million, or 1.39% of total originated assets, at December 31, 2012 due to decreases in both the nonperforming originated loans and other real estate owned. During the three months ended June 30, 2013, the nonperforming loans decrease was a result of $2.0 million in payments, $647,000 in charge-offs, and $438,000 in transfers to other real estate owned, partially offset by $1.1 million of additions to nonperforming loans, of which $975,000 were previously reported as potential problem loans. For the six months ended June 30, 2013, the decrease in nonperforming loans was the result of principal payments of $3.0 million, charge-offs of $757,000 and transfers to other real estate owned of $438,000, partially offset by additions to nonperforming loans of $3.4 million. The additions to the nonperforming loans were typically in the commercial and industrial loans. The other real estate owned balance decreased from $5.4 million at December 31, 2012 to $3.5 million at June 30, 2013 as a result of the sale of 22 properties with net proceeds of $4.9 million and net gain of $232,000 and a $22,000 valuation increase for the six months ended June 30, 2013, partially offset by the addition of $2.8 million in other real estate owned of which $2.3 million was a result of the NCB Acquisition.

Restructured originated performing loans were $19.4 million and $15.0 million as of June 30, 2013 and December 31, 2012, respectively. The increase in the restructured performing originated loans for the three months ended June 30, 2013 was primarily the result of one credit relationship totaling $2.1 million. This borrower in this relationship is a builder who constructs mostly single family dwellings. At June 30, 2013, the allowance for loan losses on this modified credit relationship was $204,000.

Potential problem originated loans as of June 30, 2013 and December 31, 2012 were $29.2 million and $28.3 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The increase in the potential problem loans was primarily the result of the downgrade of two credit relationships which totaled $5.6 million as of June 30, 2013 offset partially by $6.3 million of principal payments of other previously categorized potential problem loans for the six months ended June 30, 2013.

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

The following table provides information regarding changes in our allowance for originated loan losses for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Originated loans outstanding at end of period	$932,488	$853,633	$932,488	$853,633
Average originated loans receivable during period	910,342	842,926	891,700	839,107
Allowance for originated loan losses at beginning of period	17,912	22,563	19,125	22,317
Provision for loan losses on originated loans	345	200	840	200
Charge offs:
Commercial business	(541)	(1,703)	(2,178)	(2,192)
One-to-four family residential	—	(76)	—	(76)
Real estate construction and land development	(59)	(104)	(142)	(920)
Consumer	(62)	(78)	(169)	(107)

Total charge offs	(662)	(1,961)	(2,489)	(3,295)

Recoveries:
Commercial business	190	37	300	1,476
Real estate construction and land development	32	—	32	125
Consumer	5	4	14	20

Total recoveries	227	41	346	1,621

Net charge offs	(435)	(1,920)	(2,143)	(1,674)

Allowance for originated loan losses at end of period	$17,822	$20,843	$17,822	$20,843

Allowance for originated loan losses to total originated loans receivable	1.91%	2.44%	1.91%	2.44%
Ratio of net charge offs during period to average originated loans receivable	0.05%	0.23%	0.24%	0.20%

The allowance for loan losses for originated loans at June 30, 2013 decreased $1.3 million to $17.8 million from $19.1 million at December 31, 2012. The decrease was due primarily to net charge-offs recorded during the three and six months ended June 30, 2013 of $435,000 and $2.1 million, respectively. Nonperforming originated loans to total originated loans decreased to 1.05% at June 30, 2013 from 1.28% at December 31, 2012 and the allowance for loan losses to nonperforming originated loans was 182.81% at June 30, 2013 and 170.44% at December 31, 2012. Potential problem originated loans increased $901,000 to $29.2 million at June 30, 2013 from $28.3 million at December 31, 2012. Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2013.

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

As indicated in the table below, total deposits increased $78.6 million, or 7.0%, to $1.2 billion at June 30, 2013 from $1.1 billion at December 31, 2012.

	June 30, 2013	% of Total	December 31, 2012	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$274,256	22.9%	$247,048	22.1%
NOW accounts	299,442	25.0	303,487	27.2
Money market accounts	206,630	17.3	157,728	14.1
Savings accounts	130,472	10.9	120,781	10.8

Total non-maturity deposits	910,800	76.1	829,044	74.2
Certificate of deposit accounts	285,731	23.9	288,927	25.8

Total deposits	$1,196,531	100.0%	$1,117,971	100.0%

Since December 31, 2012, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $81.8 million, or 9.9%, to $910.8 million from $829.0 million and certificate of deposit accounts have decreased $3.2 million, or 1.1%, from $288.9 million to $285.7 million. The increase in total deposits is primarily the result of the deposits assumed in the NCB Acquisition of $60.4 million at the January 9, 2013 acquisition date. In addition, $26.8 million of the increase in money market accounts is due to one customer, which is expected to be withdrawn by the end of 2013. As a result of the change in volume and types of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 23.9% at June 30, 2013 from 25.8% at December 31, 2012.

Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2013, the Bank had securities sold under agreements to repurchase totaling $16.4 million, an increase of $339,000 from $16.0 million at December 31, 2012. The increase is the result of customer activity during the period.

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2013, cash and cash equivalents totaled $94.1 million, or 6.6% of total assets. The fair value of investment securities available for sale totaled $143.2 million at June 30, 2013; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $1.4 million, or less than 0.1% of total assets. At June 30, 2013, the Bank maintained credit facilities with the FHLB of Seattle for $253.5 million and credit facilities with the Federal Reserve Bank of San Francisco for $33.1 million, of which there were no borrowings outstanding at June 30, 2013. The Bank also maintains advance lines with Zions Bank, Wells Fargo, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $50.0 million as of June 30, 2013. There were no federal funds purchased as of June 30, 2013.

Stockholders’ equity at June 30, 2013 was $200.5 million compared with $198.9 million at December 31, 2012. During the three months ended June 30, 2013, the Company realized net income of $2.7 million, recorded $1.9 million in other comprehensive loss, recorded stock based compensation totaling $529,000, declared dividends of $1.2 million and repurchased $64,000 of common stock for tax benefit of stock based compensation. During the six months ended June 30, 2013, the Company realized net income of $5.6 million, declared dividends of $2.4 million, recorded $2.3 million in other comprehensive loss, and recorded stock based compensation totaling $869,000, and repurchased stock for $182,000 to pay taxes on restricted stock that vested during the six months ended June 30, 2013.

Capital Requirements

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Management believes the Company and Bank meet all capital adequacy requirement to which they are subject.

Pursuant to minimum capital requirements of the FDIC, Heritage Bank is required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of June 30, 2013 and December 31, 2012, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

On June 19, 2013, the Company merged its two subsidiary banks, Heritage Bank and Central Valley Bank, with Central Valley Bank being merged into and within Heritage Bank. Therefore, the tables below do not show the capital ratios for Central Valley Bank at June 30, 2013.

	Minimum Requirements		Well- Capitalized Requirements				Actual
	$	%	$		%		$	%
	(Dollars in thousands)
As of June 30, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$56,807	4.0%	$	N/A	N/A	%	$185,636	13.1%
Tier 1 capital to risk-weighted assets	42,468	4.0		N/A	N/A		185,636	17.5
Total capital to risk-weighted assets	84,937	8.0		N/A	N/A		199,094	18.8
Heritage Bank
Tier 1 leverage capital to average assets	55,864	4.0		69,829	5.0		158,314	11.3
Tier 1 capital to risk-weighted assets	42,445	4.0		63,667	6.0		158,314	14.9
Total capital to risk-weighted assets	84,890	8.0		106,112	10.0		171,767	16.2

As of December 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$53,756	4.0%	$	N/A	N/A	%	$183,099	13.6%
Tier 1 capital to risk-weighted assets	39,249	4.0		N/A	N/A		183,099	18.7
Total capital to risk-weighted assets	78,498	8.0		N/A	N/A		195,561	19.9
Heritage Bank
Tier 1 leverage capital to average assets	47,112	4.0		58,890	5.0		149,613	12.7
Tier 1 capital to risk-weighted assets	34,130	4.0		51,195	6.0		149,613	17.5
Total capital to risk-weighted assets	68,259	8.0		85,324	10.0		160,457	18.8
Central Valley Bank
Tier 1 leverage capital to average assets	6,632	4.0		8,289	5.0		16,953	10.2
Tier 1 capital to risk-weighted assets	5,081	4.0		7,622	6.0		16,953	13.4
Total capital to risk-weighted assets	10,162	8.0		12,703	10.0		18,562	14.6

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which are the Company’s predominant sources of income. On April 24, 2013, the Company’s Board of Directors declared a cash dividend of $0.08 per share payable on May 24, 2013 to shareholders of record on May 10, 2013. Additionally, on July 23, 2013, the Company’s Board of Directors declared a regular cash dividend of $0.08 per share and a special cash dividend of $0.10 per share both payable on August 15, 2013, to shareholders of record on August 6, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended June 30, 2013, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Company has had various stock repurchase programs since March 1999. In August 2012, the Board of Directors approved the tenth stock repurchase plan, allowing the Company to repurchase up to 5% of the then outstanding shares, or approximately 757,000 shares. During the three and six months ended June 30, 2013, the Company did not repurchase shares under this plan. In total, the Company has repurchased 52,900 shares at an average price of $13.88 per share under this tenth plan. The Company repurchased 4,539 and 12,319 shares at an average price of $14.22 and $14.82 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2013, respectively.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	—	$—	6,661,348	704,100
May 1, 2013 – May 31, 2013	2,391	14.06	6,661,348	704,100
June 1, 2013 – June 30, 2013	2,148	14.40	6,661,348	704,100

Total	4,539	$14.22	6,661,348	704,100

(1)

Common shares repurchased by the Company between April 1, 2013 and June 30, 2013 consistent entirely of the cancellation of 4,539 shares of restricted stock to pay withholding taxes on restricted stock that vested during the three months ended June 30, 2013.

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

101

The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements(19)

(1)	Incorporated by reference to the Current Report on Form 8-K dated August 5, 2010.
(2)	Incorporated by reference to the Current Report on Form 8-K dated November 12, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K dated March 11, 2013.
(4)

Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said amendments being incorporated by reference to the Amendment to the Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K dated November 25, 2008 to the Amended and Restated Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K dated May 14, 2010, and to the Amended and Restated Articles of Incorporation filed as an exhibit to the Current Report on Form 8-K dated June 1, 2011.

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

HERITAGE FINANCIAL CORPORATION

Date: July 31, 2013	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date: July 31, 2013	/S/ DONALD J. HINSON
Donald J. Hinson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.