Form 10-Q
period 2013-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2013-11-01
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 28, 2013 there were 16,210,802 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q

Forward Looking Statements
“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any acquired assets, liabilities, customers, systems, and management personnel through the acquisition of Valley Community Bancshares, Inc., Northwest Commercial Bank, Cowlitz Bank and Pierce Commercial Bank, or may in the future acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to the integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and of our bank subsidiary by the Federal Deposit Insurance Corporation (the “FDIC”), the Washington State Department of Financial Institutions, Division of Banks (the “Washington DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our condensed consolidated statement of financial condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012.
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

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
A S S E T S
Cash on hand and in banks	$55,794	$37,180
Interest earning deposits	79,329	67,088
Cash and cash equivalents	135,123	104,268
Other interest earning deposits	17,415	2,818
Investment securities available for sale, at fair value	167,226	144,293
Investment securities held to maturity (fair value of $35,509 and $11,010)	35,113	10,099
Loans held for sale	—	1,676
Originated loans receivable, net	961,892	874,485
Less: Allowance for loan losses	(17,357)	(19,125)
Originated loans receivable, net of allowance for loan losses	944,535	855,360
Purchased covered loans receivable, net of allowance for loan losses of ($5,972 and $4,352)	63,484	83,978
Purchased non-covered loans receivable, net of allowance for loan losses of ($5,426 and $5,117)	200,063	59,006
Total loans receivable, net	1,208,082	998,344
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	4,413	7,100
Other real estate owned ($317 and $260 covered by FDIC shared-loss, respectively)	4,129	5,666
Premises and equipment, net	34,074	24,755
Federal Home Loan Bank (“FHLB”) stock, at cost	5,795	5,495
Accrued interest receivable	5,658	4,821
Prepaid expenses and other assets	26,252	22,107
Other intangible assets, net	1,772	1,086
Goodwill	29,365	13,012
Total assets	$1,674,417	$1,345,540
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$1,425,985	$1,117,971
Securities sold under agreement to repurchase	22,655	16,021
Accrued expenses and other liabilities	9,182	12,610
Total liabilities	1,457,822	1,146,602
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, no par value, 50,000,000 shares authorized; 16,210,872 and 15,117,980 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	138,426	121,832
Retained earnings	78,851	75,362
Accumulated other comprehensive (loss) income, net	(682)	1,744
Total stockholders’ equity	216,595	198,938
Total liabilities and stockholders’ equity	$1,674,417	$1,345,540
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$17,505	$16,181	$50,252	$49,664
Taxable interest on investment securities	518	525	1,296	1,781
Nontaxable interest on investment securities	428	274	1,108	797
Interest and dividends on other assets	82	51	220	167
Total interest income	18,533	17,031	52,876	52,409
INTEREST EXPENSE:
Deposits	939	1,061	2,786	3,501
Other borrowings	13	15	32	49
Total interest expense	952	1,076	2,818	3,550
Net interest income	17,581	15,955	50,058	48,859
Provision for loan losses on originated loans	150	215	990	415
Provision for loan losses on purchased loans	928	592	2,254	902
Net interest income after provision for loan losses	16,503	15,148	46,814	47,542
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	—	399	—
Service charges and other fees	1,609	1,397	4,395	4,117
Merchant Visa income, net	259	182	642	534
Change in FDIC indemnification asset	(350)	(492)	(336)	(687)
Other income	1,064	440	2,122	1,535
Total noninterest income	2,582	1,527	7,222	5,499
NONINTEREST EXPENSE:
Impairment loss on investment securities	—	14	26	112
Less: Portion recorded as other comprehensive loss	—	(14)	—	(52)
Impairment loss on investment securities, net	—	—	26	60
Compensation and employee benefits	8,014	7,224	23,220	21,709
Occupancy and equipment	2,190	1,880	6,105	5,497
Data processing	953	643	2,809	1,902
Marketing	477	435	1,189	1,207
Professional services	862	742	2,532	1,924
State and local taxes	292	295	876	925
Federal deposit insurance premium	237	245	744	783
Other real estate owned, net	(162)	35	(260)	487
Other expense	1,422	1,004	3,769	3,477
Total noninterest expense	14,285	12,503	41,010	37,971
Income before income taxes	4,800	4,172	13,026	15,070
Income tax expense	1,510	1,309	4,161	4,843
Net income	$3,290	$2,863	$8,865	$10,227
Basic earnings per common share	$0.20	$0.19	$0.57	$0.67
Diluted earnings per common share	$0.20	$0.19	$0.57	$0.67
Dividends declared per common share	$0.18	$0.08	$0.34	$0.42
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income	2013	2012	2013	2012
Net income	$3,290	$2,863	$8,865	$10,227
Change in fair value of securities available for sale, net of tax of $(100), $51, $(1,332) and $69	(185)	95	(2,474)	128
Other-than-temporary impairment on securities held to maturity, net of tax of $0, $(5), $0 and $(18)	—	(9)	—	(34)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $7, $15, $26 and $43	12	29	48	81
Other comprehensive (loss) income	$(173)	$115	$(2,426)	$175
Comprehensive income	$3,117	$2,978	$6,439	$10,402
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(Dollars and shares in thousands, except for per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	100	—	—	—	—
Stock option compensation expense	—	55	—	—	55
Exercise of stock options (including tax effect from nonqualified stock options)	17	166	—	—	166
Restricted stock compensation expense	—	926	—	—	926
Excess tax benefits from restricted stock	—	72	—	—	72
Common stock repurchased and retired	(557)	(8,820)	—	—	(8,820)
Net income	—	—	8,865	—	8,865
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Common stock issued in acquisition	1,533	24,195	—	—	24,195
Cash dividends declared on common stock ($0.34 per share)	—	—	(5,376)	—	(5,376)
Balance at September 30, 2013	16,211	$138,426	$78,851	$(682)	$216,595
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$8,865	$10,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,996	3,027
Changes in net deferred loan fees, net of amortization	419	56
Provision for loan losses	3,244	1,317
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	1,960	1,129
Recognition of compensation expense related to ESOP shares and share based payment	926	895
Stock option compensation expense	55	83
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(72)	34
Amortization of intangible assets	386	320
Bargain purchase gain on bank acquisition	(399)	—
Impairment loss on investment of securities	26	60
Origination of loans held for sale	(6,784)	(15,136)
Gain on sale of loans	(142)	(208)
Proceeds from sale of loans	8,602	15,761
Valuation adjustment on other real estate owned	23	483
Gain on other real estate owned, net	(307)	—
(Gain) loss on sale of premises and equipment, net	(596)	2
Net cash provided by operating activities	20,202	18,050
Cash flows from investing activities:
Loans originated, net of principal payments	(46,311)	(8,895)
Maturities of investment securities available for sale	43,272	37,765
Maturities of investment securities held to maturity	1,561	1,424
Purchase of investment securities available for sale	(38,155)	(42,276)
Purchase of investment securities held to maturity	(3,625)	—
Maturities of other interest earning deposits	272	—
Purchase of premises and equipment	(4,300)	(1,464)
Proceeds from sale of other real estate owned	5,590	2,695
Proceeds from sale of premises and equipment	700	—
Proceeds from redemption of FHLB stock	154	49
Net cash received from acquisitions	18,260	—
Net cash used in investing activities	(22,582)	(10,702)
Cash flows from financing activities:
Net increase (decrease) in deposits	40,559	(2,344)
Common stock cash dividends paid	(5,376)	(6,397)
Net increase (decrease) in securities sold under agreement to repurchase	6,634	(202)
Proceeds from exercise of stock options, net of tax effect	166	53
Net excess tax benefit (deficiency) realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	72	(34)
Repurchase of common stock	(8,820)	(5,278)
Net cash provided by (used in) financing activities	33,235	(14,202)
Net increase (decrease) in cash and cash equivalents	30,855	(6,854)
Cash and cash equivalents at beginning of period	104,268	123,173
Cash and cash equivalents at end of period	$135,123	$116,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,770	$3,608
Cash paid for income taxes	3,074	7,848
Seller-financed sale of other real estate owned	250	—
Loans transferred to other real estate owned	1,740	5,979
Common stock issued in Valley Acquisition	24,195	—
Assets acquired (liabilities assumed) in acquisitions:
Other interest earning deposits	14,869	—
Investment securities available for sale	34,197	—
Investment securities held to maturity	22,908	—
Purchased non-covered loans receivable	168,580	—
Other real estate owned	2,279	—
Premises and equipment	6,772	—
FHLB stock	454	—
Accrued interest receivable	697	—
Prepaid expenses and other assets	4,347	—
Deferred income taxes, net	2,788	—
Core deposit intangible	1,072	—
Deposits	(267,445)	—
Accrued expenses and other liabilities	(1,528)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

(1)	Description of Business and Basis of Presentation
(a) Description of Business
Heritage Financial Corporation (the “Company”) is a bank holding company incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is headquartered in Olympia, Washington and conducts business from its forty-two branch offices located throughout Washington state and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.
The Company has expanded its footprint during the past three years through acquisitions beginning with the FDIC-assisted acquisition of Cowlitz Bank, a Washington chartered commercial bank headquartered in Longview, Washington effective on July 30, 2010. Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. It also included the Trust Services Division of Cowlitz Bank.
Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank as of November 8, 2010.
On September 14, 2012, the Company and the Bank entered into a definitive agreement to acquire Northwest Commercial Bank (“NCB”), a Washington chartered commercial bank headquartered in Lakewood, Washington (the “NCB Acquisition”). The NCB Acquisition was completed on January 9, 2013, with the merger of NCB into Heritage Bank. See Note 2, “Business Combinations” for additional information.
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley" or "Valley Community Bancshares") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”). The Valley Acquisition was completed on July 15, 2013. See Note 2, “Business Combinations” for additional information.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013 and on a consolidated basis had no accounting impact on the Company. Central Valley Bank now operates as a division of Heritage Bank.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements and accompanying Notes should be read with our December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K (“2012 Annual Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the Condensed Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior periods' net income or stockholders’ equity.
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
FASB ASU 2012-6, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption was permitted, and adoption was to be applied prospectively to indemnification assets existing as of the date of adoption. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements at the date of adoption as the Company previously accounted for its indemnification asset in a manner consistent with the Update.
FASB ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s Condensed Consolidated Financial Statements. The additional disclosures are included in Note 7, “Accumulated Other Comprehensive (Loss) Income.”

(2)	Business Combinations
During the nine months ended September 30, 2013, the Company completed the acquisitions of Northwest Commercial Bank and Valley Community Bancshares, referred to jointly as the "NCB and Valley Acquisitions." There were no acquisitions completed during the year ended December 31, 2012.
Northwest Commercial Bank
On September 14, 2012, the Company and Heritage Bank entered into a definitive agreement to acquire NCB headquartered in Lakewood, Washington. NCB was a full service commercial bank that operated two branch locations in Lakewood and Auburn, Washington. Prior to the closing of the transaction, NCB redeemed its outstanding preferred stock of approximately $2.0 million issued to the U.S. Department of Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan. The NCB Acquisition was completed on January 9, 2013 with the merger of NCB with and into Heritage Bank. After the NCB Acquisition, the NCB Lakewood branch was consolidated into one of Heritage Bank’s full service banking offices in Lakewood, Washington.
In connection with the NCB Acquisition, the Company paid cash consideration of $3.0 million, or $5.50 per NCB share, to NCB shareholders on January 9, 2013. In addition, pursuant to the merger agreement, the NCB shareholders had the ability to potentially receive an additional cash payment based on an earn-out structure from the sale of a NCB asset included in “other real estate owned.” This contingent payment was factored into the NCB liabilities assumed by Heritage Bank as of the January 9, 2013 acquisition date. This asset was sold by Heritage Bank in June 2013, and the $491,000 of proceeds from the sale were paid to the NCB shareholders in July 2013. The payment of these proceeds did not impact the recorded bargain purchase gain on bank acquisition.
During the three and nine months ended September 30, 2013, the Company incurred NCB Acquisition-related costs (including conversion costs) of approximately $5,000 and $746,000, respectively.
Valley Community Bancshares
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington. The Valley Acquisition was completed on July 15, 2013. Valley operated eight branches prior to acquisition, of which only four are anticipated to be maintained by the Company. Of the four other branches, three leases will be terminated during the fourth quarter of 2013 and one owned branch building was considered held for sale at the time of acquisition.
Pursuant to the terms of the merger agreement, the shareholders of Valley common stock received $19.50 per share in cash and 1.3611 shares of Heritage common stock per Valley share. The merger consideration for Valley consisted of cash and stock, with $22.0 million paid in cash by the Company and 1,533,267 shares of the Company’s common stock being issued with fair value of $24.2 million. The Company also recognized $157,000 in capitalized acquisition costs related to the issuance of its securities.
The Valley Acquisition resulted in $16.4 million of goodwill. This goodwill is not deductible for tax purposes.
During the three and nine months ended September 30, 2013, the Company incurred Valley Acquisition-related costs (including conversion costs) of approximately $161,000 and $515,000, respectively.
Business Combination Accounting
The NCB and Valley Acquisitions constitute business acquisitions as defined by FASB Accounting Standards Codification (“ASC”) 805, Business Combinations. The Business Combinations topic establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisition were measured and recorded as of the acquisition dates.

The fair value of the assets acquired and liabilities assumed in the NCB and Valley Acquisitions were as follows:

	Valley July 15, 2013	NCB January 9, 2013
	(In thousands)
Assets
Cash and cash equivalents	$40,643	$2,712
Other interest earning deposits	13,866	1,003
Investment securities available for sale	31,444	2,753
Investment securities held to maturity	22,908	—
Purchased non-covered loans receivable	117,071	51,509
Other real estate owned	—	2,279
Premises and equipment	6,558	214
FHLB stock	366	88
Accrued interest receivable	465	232
Core deposit intangible	916	156
Prepaid expenses and other assets	3,172	1,175
Deferred income taxes, net	(85)	2,873
Total assets acquired	$237,324	$64,994
Liabilities
Deposits	$207,013	$60,442
Accrued expenses and other liabilities	342	1,186
Total liabilities assumed	207,355	61,628
Net assets acquired	$29,969	$3,366

Summaries of the net assets purchased and the estimated fair value adjustments and resulting bargain purchase gain or goodwill recognized from the NCB and Valley Acquisitions were as follows:

	Valley July 15, 2013	NCB January 9, 2013
	(In thousands)
Cost basis of net assets on acquisition date	$29,720	$6,113
Consideration transferred	(46,323)	(2,967)
Fair value adjustments:
Other interest earning deposits	162	7
Investment securities	—	(2)
Purchased non-covered loans, net	(3,003)	(3,299)
Other real estate owned	—	(1,301)
Premises and equipment	1,837	(69)
Core deposit intangible	916	156
Prepaid expenses and other assets	323	(479)
Deferred income tax, net	(125)	2,873
Certificates of deposit	(9)	(11)
Accrued expenses and other liabilities	149	(622)
(Goodwill) bargain purchase gain recognized from the acquisition	$(16,353)	$399

Goodwill on bank acquisition represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed. A bargain purchase gain on bank acquisition represents the excess of the estimated fair value of the net assets acquired and liabilities assumed over the value of the consideration paid. The bargain purchase gain in the NCB Acquisition was influenced significantly by the net deferred tax asset acquired. NCB had significant net operating losses and as a result of its estimate of whether or not it was more likely than not that the net deferred tax asset would be realized, had recorded a full valuation allowance on the net deferred tax asset. The Company, however, has reviewed the net deferred tax asset and determined it is more likely than not that the net deferred tax asset would be realized by the Company.
The operating results of the Company for the three and nine months ended September 30, 2013 include the operating results produced by the net assets acquired from the NCB Acquisition since the January 9, 2013 acquisition date and from the Valley Acquisition since the July 15, 2013 acquisition date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the NCB and Valley Acquisitions to the Company’s results of operations. The table below presents only the significant results for the acquired businesses from the acquisition dates.

	NCB		Valley	Total
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013 (3)	Three and Nine Months Ended September 30, 2013 (3)	Three Months Ended September 30, 2013 (3)	Nine Months Ended September 30, 2013 (3)
	(In thousands)
Interest income: Interest and fees on loans (1)	$608	$1,768	$1,290	$1,898	$3,058
Interest income: Interest and fees on loans (2)	250	1,712	399	649	2,111
Interest income: Securities and other interest earning assets	29	87	150	179	237
Interest expense: Deposits	(62)	(219)	(66)	(128)	(285)
Provision for loan losses on purchased loans	(808)	(1,058)	—	(808)	(1,058)
Noninterest income	14	486	267	281	753
Noninterest expense	(117)	(1,341)	(829)	(946)	(2,170)
Net effect, pre-tax	$(86)	$1,435	$1,211	$1,125	$2,646

(1)	Includes the contractual interest income on the purchased other loans.

(2)	Includes the accretion of the accretable yield on the purchased impaired loans and the accretion of the discount on the purchased other loans.

(3)	NCB was effective January 9, 2013 and Valley was effective July 15, 2013.
The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard as the NCB and Valley Acquisitions were not material to the Company. The Company believes that the historical NCB and Valley operating results are not considered of enough significance to be meaningful to the Company’s results of operations.

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
(a) Loan Origination/Risk Management
The Company originates loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts external loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
A discussion of the risk characteristics of each loan portfolio segment is as follows:
Commercial Business:
There are three significant classes of loans in the commercial portfolio segment, including commercial and industrial loans, owner-occupied commercial real estate and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, they are discussed separately below.
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. The process for originating and selling single-family loans wound down in early 2013.

Real Estate Construction and Land Development:
The Company originates construction loans for one-to-four family residential and for five or more family residential and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with variable rates of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer:
The Company originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process for this segment of loans ensures a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are significantly influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of consumer loans are for relatively small amounts disbursed among many individual borrowers which reduces the credit risk for this type of loan. To further reduce the risk, trend reports are reviewed by management on a regular basis.
Originated loans receivable at September 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$292,906	$277,240
Owner-occupied commercial real estate	197,421	188,494
Non-owner occupied commercial real estate	347,391	265,835
Total commercial business	837,718	731,569
One-to-four family residential	39,902	38,848
Real estate construction and land development:
One-to-four family residential	20,054	25,175
Five or more family residential and commercial properties	38,704	52,075
Total real estate construction and land development	58,758	77,250
Consumer	28,029	28,914
Gross originated loans receivable	964,407	876,581
Net deferred loan fees	(2,515)	(2,096)
Originated loans receivable, net	961,892	874,485
Allowance for loan losses	(17,357)	(19,125)
Originated loans receivable, net of allowance for loan losses	$944,535	$855,360

The recorded investment of purchased covered loans receivable at September 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$18,005	$25,781
Owner-occupied commercial real estate	25,724	34,796
Non-owner occupied commercial real estate	14,901	13,028
Total commercial business	58,630	73,605
One-to-four family residential	4,797	5,027
Real estate construction and land development:
One-to-four family residential	1,895	4,433
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,895	4,433
Consumer	4,134	5,265
Gross purchased covered loans receivable	69,456	88,330
Allowance for loan losses	(5,972)	(4,352)
Purchased covered loans receivable, net	$63,484	$83,978

The September 30, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $44.0 million and $59.0 million, respectively. The gross recorded investment balance of purchased other covered loans was $25.5 million and $29.3 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC shared-loss agreements was $3.3 million and $3.5 million, respectively.
Funds advanced on the purchased covered loans subsequent to acquisition, referred to as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the shared-loss agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $7.5 million and $6.9 million as of September 30, 2013 and December 31, 2012, respectively.

The recorded investment of purchased non-covered loans receivable at September 30, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	September 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$57,205	$24,763
Owner-occupied commercial real estate	68,292	13,211
Non-owner occupied commercial real estate	51,427	11,019
Total commercial business	176,924	48,993
One-to-four family residential	11,798	3,040
Real estate construction and land development:
One-to-four family residential	339	513
Five or more family residential and commercial properties	3,837	864
Total real estate construction and land development	4,176	1,377
Consumer	12,591	10,713
Gross purchased non-covered loans receivable	205,489	64,123
Allowance for loan losses	(5,426)	(5,117)
Purchased non-covered loans receivable, net	$200,063	$59,006

The September 30, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $39.5 million and $42.0 million, respectively. The recorded investment balance of purchased other non-covered loans was $166.0 million and $22.1 million at September 30, 2013 and December 31, 2012, respectively.
The loans purchased in the NCB and Valley Acquisitions on January 9, 2013 and July 15, 2013, respectively, are included in the purchased non-covered loans receivable balances shown above as of September 30, 2013. The estimated fair value of the purchased non-covered loans at the acquisition dates totaled $51.5 million and $117.1 million for NCB and Valley, respectively. The gross recorded investment balance of the NCB purchased impaired loans and the NCB purchased other loans was $4.5 million and $37.8 million at September 30, 2013, respectively. The gross recorded investment balance of the Valley purchased impaired loans and the Valley purchased other loans was $3.0 million and $110.6 million at September 30, 2013, respectively.
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon State. The Company’s primary market areas include Thurston, Pierce, King, Mason, Cowlitz and Clark counties in Washington and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at September 30, 2013) non-owner occupied commercial real estate, commercial and industrial and owner occupied commercial real estate. As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

Loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. One-to-four family residential loans and consumer loans (“non-commercial loans”) are not graded with a 0 to 9 at origination date as these loans are determined to be “pass graded” loans. These non-commercial loans may subsequently require a 0-9 risk grade if the credit department has evaluated the credit and determined it necessary to classify the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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

The following tables present the balance of the originated loans receivable by credit quality indicator as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$271,774	$2,533	$17,327	$1,272	$292,906
Owner-occupied commercial real estate	189,060	2,889	5,472	—	197,421
Non-owner occupied commercial real estate	336,533	4,510	6,348	—	347,391
Total commercial business	797,367	9,932	29,147	1,272	837,718
One-to-four family residential	38,746	270	886	—	39,902
Real estate construction and land development:
One-to-four family residential	11,420	4,534	4,100	—	20,054
Five or more family residential and commercial properties	36,319	—	2,385	—	38,704
Total real estate construction and land development	47,739	4,534	6,485	—	58,758
Consumer	27,560	—	467	2	28,029
Gross originated loans	$911,412	$14,736	$36,985	$1,274	$964,407

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,593	$3,908	$18,157	$582	$277,240
Owner-occupied commercial real estate	181,630	2,658	4,206	—	188,494
Non-owner occupied commercial real estate	256,077	4,132	5,257	369	265,835
Total commercial business	692,300	10,698	27,620	951	731,569
One-to-four family residential	37,239	920	689	—	38,848
Real estate construction and land development:
One-to-four family residential	16,446	1,795	6,934	—	25,175
Five or more family residential and commercial properties	48,718	—	3,357	—	52,075
Total real estate construction and land development	65,164	1,795	10,291	—	77,250
Consumer	28,748	—	156	10	28,914
Gross originated loans	$823,451	$13,413	$38,756	$961	$876,581

The tables above include $29.3 million and $27.5 million of originated impaired loans as of September 30, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for probable incurred losses and have a specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of September 30, 2013 and December 31, 2012 were $26.6 million and $28.3 million, respectively.

The balance of potential problem originated loans guaranteed by a governmental agency, which reduces the Company's credit exposure, was $1.7 million and $3.2 million as of September 30, 2013 and December 31, 2012, respectively.
The following tables present the recorded invested balance of the purchased covered and purchased noncovered loans receivable by credit quality indicator as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$60,909	$4,572	$8,369	$1,360	$75,210
Owner-occupied commercial real estate	84,723	3,112	5,544	637	94,016
Non-owner occupied commercial real estate	53,139	1,176	8,632	3,381	66,328
Total commercial business	198,771	8,860	22,545	5,378	235,554
One-to-four family residential	12,735	889	2,971	—	16,595
Real estate construction and land development:
One-to-four family residential	495	—	1,739	—	2,234
Five or more family residential and commercial properties	2,593	—	1,097	147	3,837
Total real estate construction and land development	3,088	—	2,836	147	6,071
Consumer	14,079	342	1,383	921	16,725
Gross purchased covered and noncovered loans	$228,673	$10,091	$29,735	$6,446	$274,945

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$40,577	$1,753	$6,809	$1,405	$50,544
Owner-occupied commercial real estate	40,676	2,390	4,676	265	48,007
Non-owner occupied commercial real estate	11,419	2,404	4,806	5,418	24,047
Total commercial business	92,672	6,547	16,291	7,088	122,598
One-to-four family residential	6,059	903	1,105	—	8,067
Real estate construction and land development:
One-to-four family residential	136	—	1,051	3,759	4,946
Five or more family residential and commercial properties	420	—	444	—	864
Total real estate construction and land development	556	—	1,495	3,759	5,810
Consumer	11,785	157	4,004	32	15,978
Gross purchased covered and noncovered loans	$111,072	$7,607	$22,895	$10,879	$152,453
The tables above include $7.7 million and $2.2 million of purchased other impaired loans as of September 30, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These purchased other impaired loans have been individually reviewed for potential losses and have a specific valuation allowance, as necessary.

(d) Nonaccrual loans
Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (1)	December 31, 2012 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$4,441	$4,560
Owner-occupied commercial real estate	844	563
Non-owner occupied commercial real estate	—	369
Total commercial business	5,285	5,492
One-to-four family residential	583	389
Real estate construction and land development:
One-to-four family residential	1,467	3,063
Five or more family residential and commercial properties	2,385	3,357
Total real estate construction and land development	3,852	6,420
Consumer	39	157
Gross originated nonaccrual loans	$9,759	$12,458

(1)	$1.9 million and $1.2 million of nonaccrual originated loans were guaranteed by governmental agencies at September 30, 2013 and December 31, 2012, respectively.
The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (1)	December 31, 2012 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$978	$—
Owner-occupied commercial real estate	130	139
Non-owner occupied commercial real estate	883	437
Total commercial business	1,991	576
One-to-four family residential	—	61
Consumer	10	163
Gross purchased other nonaccrual loans	$2,001	$800

(1)	$7,000 and $39,000 of purchased other nonaccrual loans were covered by the FDIC shared-loss agreements at September 30, 2013 and December 31, 2012, respectively.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.

The balances of originated past due loans, segregated by segments and classes of loans, as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$771	$3,665	$4,436	$288,470	$292,906	$—
Owner-occupied commercial real estate	486	758	1,244	196,177	197,421	—
Non-owner occupied commercial real estate	516	—	516	346,875	347,391	—
Total commercial business	1,773	4,423	6,196	831,522	837,718	—
One-to-four family residential	—	583	583	39,319	39,902	—
Real estate construction and land development:
One-to-four family residential	—	1,467	1,467	18,587	20,054	—
Five or more family residential and commercial properties	—	—	—	38,704	38,704	—
Total real estate construction and land development	—	1,467	1,467	57,291	58,758	—
Consumer	645	—	645	27,384	28,029	—
Gross originated loans	$2,418	$6,473	$8,891	$955,516	$964,407	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,768	$2,014	$4,782	$272,458	$277,240	$25
Owner-occupied commercial real estate	920	112	1,032	187,462	188,494	—
Non-owner occupied commercial real estate	92	369	461	265,374	265,835	—
Total commercial business	3,780	2,495	6,275	725,294	731,569	25
One-to-four family residential	239	375	614	38,234	38,848	—
Real estate construction and land development:
One-to-four family residential	847	3,242	4,089	21,086	25,175	179
Five or more family residential and commercial properties	—	3,018	3,018	49,057	52,075	—
Total real estate construction and land development	847	6,260	7,107	70,143	77,250	179
Consumer	68	146	214	28,700	28,914	10
Gross originated loans	$4,934	$9,276	$14,210	$862,371	$876,581	$214

The balances of purchased other past due loans, segregated by segments and classes of loans, as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$29	$223	$252	$46,197	$46,449	$—
Owner-occupied commercial real estate	333	—	333	74,888	75,221	—
Non-owner occupied commercial real estate	213	883	1,096	46,854	47,950	—
Total commercial business	575	1,106	1,681	167,939	169,620	—
One-to-four family residential	—	—	—	8,936	8,936	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	2,155	2,155	—
Total real estate construction and land development	—	—	—	2,155	2,155	—
Consumer	—	—	—	10,765	10,765	—
Gross purchased other loans	$575	$1,106	$1,681	$189,795	$191,476	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$—	$—	$—	$11,981	$11,981	$—
Owner-occupied commercial real estate	662	—	662	25,748	26,410	—
Non-owner occupied commercial real estate	—	437	437	4,376	4,813	—
Total commercial business	662	437	1,099	42,105	43,204	—
One-to-four family residential	—	61	61	1,323	1,384	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Five or more family residential and commercial properties	—	—	—	—	—	—
Total real estate construction and land development	—	—	—	—	—	—
Consumer	75	216	291	6,474	6,765	135
Gross purchased other loans	$737	$714	$1,451	$49,902	$51,353	$135

(f) Impaired loans
Originated impaired loans (including troubled debt restructured loans) at September 30, 2013 and December 31, 2012 are set forth in the following tables.

	September 30, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$6,757	$5,269	$12,026	$13,889	$2,345
Owner-occupied commercial real estate	1,096	1,400	2,496	3,686	501
Non-owner occupied commercial real estate	2,610	4,147	6,757	6,757	1,307
Total commercial business	10,463	10,816	21,279	24,332	4,153
One-to-four family residential	837	—	837	849	—
Real estate construction and land development:
One-to-four family residential	4,810	—	4,810	6,402	—
Five or more family residential and commercial properties	2,385	—	2,385	2,385	—
Total real estate construction and land development	7,195	—	7,195	8,787	—
Consumer	—	39	39	40	39
Gross originated loans	$18,495	$10,855	$29,350	$34,008	$4,192

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,797	$2,643	$10,440	$10,741	$858
Owner-occupied commercial real estate	633	1,418	2,051	2,134	509
Non-owner occupied commercial real estate	3,031	4,226	7,257	7,257	1,386
Total commercial business	11,461	8,287	19,748	20,132	2,753
One-to-four family residential	422	389	811	811	46
Real estate construction and land development:
One-to-four family residential	700	2,724	3,424	4,597	792
Five or more family residential and commercial properties	—	3,357	3,357	3,397	658
Total real estate construction and land development	700	6,081	6,781	7,994	1,450
Consumer	47	110	157	157	110
Gross originated loans	$12,630	$14,867	$27,497	$29,094	$4,359

The Company had governmental guarantees of $3.0 million and $1.9 million related to the impaired originated loan balances at September 30, 2013 and December 31, 2012, respectively.
The average recorded investment of originated impaired loans (including troubled debt restructured loans) for the three and nine months ended September 30, 2013 and 2012 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$12,407	$12,162	$12,132	$11,628
Owner-occupied commercial real estate	2,546	1,675	2,399	2,057
Non-owner occupied commercial real estate	6,779	7,222	6,937	7,561
Total commercial business	21,732	21,059	21,468	21,246
One-to-four family residential	838	1,014	937	1,004
Real estate construction and land development:
One-to-four family residential	5,038	4,080	4,125	4,620
Five or more family residential and commercial properties	2,585	4,629	2,948	5,929
Total real estate construction and land development	7,623	8,709	7,073	10,549
Consumer	79	118	90	148
Gross impaired originated loans	$30,272	$30,900	$29,568	$32,947
Purchased other loans generally become impaired when classified as nonaccrual or when its modification results in a troubled debt restructure. Purchased other impaired loans (including troubled debt restructured loans) at September 30, 2013 and December 31, 2012 are set forth in the following tables.

	September 30, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$432	$5,234	$5,666	$5,564	$1,329
Owner-occupied commercial real estate	158	—	158	153	—
Non-owner occupied commercial real estate	1,405	—	1,405	1,401	—
Total commercial business	1,995	5,234	7,229	7,118	1,329
One-to-four family residential	—	455	455	428	35
Consumer	7	3	10	11	3
Gross purchased other impaired loans	$2,002	$5,692	$7,694	$7,557	$1,367

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$330	$106	$436	$434	$14
Owner-occupied commercial real estate	—	139	139	135	7
Non-owner occupied commercial real estate	437	536	973	926	18
Total commercial business	767	781	1,548	1,495	39
One-to-four family residential	—	527	527	489	105
Consumer	—	163	163	173	157
Gross purchased other impaired loans	$767	$1,471	$2,238	$2,157	$301

The average recorded investment of purchased other impaired loans (including troubled debt restructured loans) for three and nine months ended September 30, 2013 and 2012 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$3,193	$17	$1,815	$13
Owner-occupied commercial real estate	161	143	149	72
Non-owner occupied commercial real estate	1,186	978	1,079	598
Total commercial business	4,540	1,138	3,043	683
One-to-four family residential	457	234	476	117
Consumer	10	231	55	338
Gross impaired purchased other loans	$5,007	$1,603	$3,574	$1,138

For the three and nine months ended September 30, 2013 and 2012 no interest income was recognized subsequent to a loan’s classification as impaired.
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

The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Accruing TDRs	Non-Accruing TDRs	Accruing TDRs	Non-Accruing TDRs
	(In thousands)
Originated TDRs	$19,590	$3,983	$15,039	$9,311
Allowance for loan losses on originated TDRs	3,513	141	2,131	1,994
Purchased other TDRs	5,693	10	1,437	7
Allowance for loan losses on purchased other TDRs	958	3	76	2

The unfunded commitment to borrowers related to originated TDRs was $4.5 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively. There were $243,000 and $0 unfunded commitments to borrowers related to the purchased other TDRs as of September 30, 2013 and December 31, 2012, respectively. The increase in unfunded commitments related to TDRs was primarily due to the addition of one borrower relationship during the second quarter of 2013 with advancing availability on his construction loans.
Originated loans that were modified as TDRs during the three and nine months ended September 30, 2013 and 2012 are set forth in the following tables:

	Three Months Ended September 30,
	2013		2012
	Number of Contracts	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	10	$1,582	7	$1,315
Owner-occupied commercial real estate	1	198	2	1,052
Total commercial business	11	1,780	9	2,367
Real estate construction and land development:
One-to-four family residential	8	541	—	—
Total real estate construction and land development	8	541	—	—
Consumer	—	—	—	—
Total originated TDRs	19	$2,321	9	$2,367

	Nine Months Ended September 30,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	25	$5,287	23	$4,524
Owner-occupied commercial real estate	1	198	3	1,247
Total commercial business	26	5,485	26	5,771
One-to-four family residential	1	254	—	—
Real estate construction and land development:
One-to-four family residential	23	3,343	1	180
Five or more family residential and commercial properties	1	2,385	—	—
Total real estate construction and land development	24	5,728	1	180
Consumer	1	39	—	—
Total originated TDRs	52	$11,506	27	$5,951

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2013 and 2012.

(2)
Includes subsequent payments after modifications and reflects the balance as of the end of the period. The Bank’s recorded investment in each loan at the date of modification did not change as a result of the modification as the Bank did not forgive any principal or interest balance as part of the modification.

Of the 52 loans modified during the nine months ended September 30, 2013, twelve loans with a total outstanding principal balance of $4.8 million were previously reported as TDRs as of December 31, 2012. Of the 27 loans modified during the nine months ended September 30, 2012, nine loans with a total outstanding principal balance of $2.4 million were previously reported as TDRs as of December 31, 2011. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The specific valuation allowance for TDRs that were modified during the nine months ended September 30, 2013 was $1.5 million at September 30, 2013. The specific valuation allowance for those TDRs that were previously reported as TDRs as of December 31, 2012 was $501,000 and the general allowance for loan losses for TDRs that were modified during the nine months ended September 30, 2013 that were not previously reported as TDRs was $240,000 as of December 31, 2012.
Purchased other loans that were modified as TDRs during the three and nine months ended September 30, 2013 and 2012 are set forth in the following tables:

	Three Months Ended September 30,
	2013		2012
	Number of Contracts	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$4,176	—	$—
Total commercial business	4	4,176	—	—
One-to-four family residential	—	—	1	468
Total purchased other TDRs	4	$4,176	1	$468

	Nine Months Ended September 30,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$4,300	1	$17
Owner occupied commercial real estate	1	28	—	—
Non-owner occupied commercial real estate	—	—	1	540
Total commercial business	6	4,328	2	557
One-to-four family residential	—	—	1	468
Consumer	1	3	—	—
Total purchased other TDRs	7	$4,331	3	$1,025

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end dates as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2013 and 2012.

(2)
Includes subsequent payments after modifications and reflects the balance as of the end of the period. The Bank’s initial recorded investment in the loans did not change as a result of the modifications as the Bank did not forgive any principal or interest balance as part of the modifications.

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
The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDRs, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on TDRs using the same guidance as used for other impaired loans.
There were two originated commercial and industrial TDRs with a principal balance totaling $702,000 that had been modified during the previous twelve months ended that subsequently defaulted during the three and nine months ended September 30, 2013. Both of these loans defaulted because they were past their modified maturity date. The Bank recorded a $52,000 specific reserve for these defaulted TDRs as of September 30, 2013.
There were no originated TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the three and nine months ended September 30, 2012.
There were no purchased other TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the three and nine months ended September 30, 2013 and 2012.
(h) Purchased Impaired Loans
As indicated above, the Company purchased impaired loans from the Cowlitz, Pierce, NCB and Valley Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at September 30, 2013 and December 31, 2012 of the purchased impaired loans by acquisition:

	Cowlitz Bank
	September 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$14,267	$21,624
Owner-occupied commercial real estate	12,668	17,157
Non-owner occupied commercial real estate	11,693	12,908
Total commercial business	38,628	51,689
One-to-four family residential	3,997	4,262
Real estate construction and land development:
One-to-four family residential	1,664	6,122
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,664	6,122
Consumer	2,332	3,533
Gross purchased impaired covered loans	$46,621	$65,606
The total balance of subsequent advances on the purchased impaired covered loans was $5.1 million and $3.8 million as of September 30, 2013 and December 31, 2012, respectively. The Bank has the option to modify certain purchased covered loans which may terminate the FDIC shared-loss coverage on those modified loans. At both September 30, 2013 and December 31, 2012, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC shared-loss agreements was $1.7 million. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been properly adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	September 30, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$16,876	$21,953
Owner-occupied commercial real estate	5,252	5,748
Non-owner occupied commercial real estate	4,924	7,802
Total commercial business	27,052	35,503
One-to-four family residential	4,081	3,303
Real estate construction and land development:
One-to-four family residential	2,403	3,375
Five or more family residential and commercial properties	470	820
Total real estate construction and land development	2,873	4,195
Consumer	1,174	4,393
Gross purchased impaired non-covered loans	$35,180	$47,394

	NCB	Valley
	September 30, 2013 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,594	$883
Owner-occupied commercial real estate	1,862	512
Non-owner occupied commercial real estate	2,036	—
Total commercial business	5,492	1,395
One-to-four family residential	—	366
Real estate construction and land development:
Five or more family residential and commercial properties	609	432
Total real estate construction and land development	609	432
Consumer	83	1,449
Gross purchased impaired non-covered loans	$6,184	$3,642

(1)	The NCB Acquisition was completed on January 9, 2013 and the Valley Acquisition was completed on July 15, 2013.
On the acquisition dates, the amount by which the undiscounted expected cash flows of the purchased impaired loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased impaired loan.
The following tables summarize the accretable yield on the purchased impaired loans resulting from the Cowlitz, Pierce, NCB and Valley Acquisitions for the three and nine months ended September 30, 2013 and 2012. As the NCB and Valley Acquisitions were completed in 2013, there are no balances for the three or nine months ended September 30, 2012.

	Three Months Ended September 30, 2013
	Cowlitz Bank	Pierce Commercial Bank	NCB (1)	Valley (1)	Total
	(In thousands)
Balance at the beginning of period	$13,269	$7,724	$639	$—	$21,632
Accretion	(931)	(944)	(110)	(13)	(1,998)
Disposal and other	(3,270)	(203)	47	(58)	(3,484)
Change in accretable yield	1,873	880	289	271	3,313
Balance at the end of period	$10,941	$7,457	$865	$200	$19,463

	Nine Months Ended September 30, 2013
	Cowlitz Bank	Pierce Commercial Bank	NCB (1)	Valley (1)	Total
	(In thousands)
Balance at the beginning of period	$14,286	$7,352	$—	$—	$21,638
Accretion	(3,394)	(3,277)	(200)	(13)	(6,884)
Disposal and other	(2,768)	1,859	31	(58)	(936)
Change in accretable yield	2,817	1,523	1,034	271	5,645
Balance at the end of period	$10,941	$7,457	$865	$200	$19,463

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of period	$16,564	$11,815	$19,912	$14,638
Accretion	(1,514)	(1,578)	(5,173)	(4,734)
Disposals and other	(535)	(1,175)	(921)	(1,919)
Change in accretable yield	882	873	1,579	1,950
Balance at the end of period	$15,397	$9,935	$15,397	$9,935

(1)
For the NCB Acquisition, the contractual cash flows were $8.5 million and the expected cash flows were $5.6 million, resulting in a non-accretable difference of $2.9 million. As the fair value of these purchased impaired loans at the January 9, 2013 NCB Acquisition date was $4.9 million, this provides an accretable yield of $745,000, which the Company included in the change in accretable yield in the quarter of acquisition.

For the Valley Acquisition, the contractual cash flows were $5.1 million and the expected cash flows were $4.4 million, resulting in a non-accretable difference of $692,000. As the fair value of these purchased impaired loans at the July 15, 2013 Valley Acquisition date was $4.1 million, this provides an accretable yield of $271,000, which the Company included in the change in accretable yield in the quarter of acquisition.

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of period	$17,822	$20,843	$19,125	$22,317
Charge-offs	(706)	(588)	(3,195)	(3,883)
Recoveries of loans previously charged-off	91	63	437	1,684
Provision for loan losses	150	215	990	415
Balance at the end of period	$17,357	$20,533	$17,357	$20,533

A summary of the changes in the purchased covered loans’ allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of period	$5,769	$3,973	$4,352	$3,963
Charge-offs	—	—	(40)	(33)
Provision for loan losses	203	164	1,660	207
Balance at the end of period	$5,972	$4,137	$5,972	$4,137

A summary of the changes in the purchased noncovered loans’ allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of period	$4,789	$4,667	$5,117	$4,635
Charge-offs	(88)	(158)	(285)	(393)
Provision for loan losses	725	428	594	695
Balance at the end of period	$5,426	$4,937	$5,426	$4,937

The purchased loans acquired in the Cowlitz, Pierce, NCB and Valley Acquisitions are subject to the Company’s internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and nine months ended September 30, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2013:
June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380
Charge-offs	(140)	(189)	—	—	(423)	—	(42)	—	(794)
Recoveries	19	—	—	—	—	—	72	—	91
Provision for / (Reallocation of) loan losses	1,387	345	(31)	5	(291)	(19)	64	(382)	1,078
September 30, 2013	$13,444	$3,881	$6,256	$1,103	$1,493	$620	$1,512	$446	$28,755
Allowance for loan losses for the nine months ended September 30, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,318)	(189)	—	(52)	(423)	(142)	(396)	—	(3,520)
Recoveries	164	155	—	—	—	32	86	—	437
Provisions for / (Reallocation of) loan losses	5,686	(106)	887	(66)	(1,215)	(1,579)	61	(424)	3,244
September 30, 2013	$13,444	$3,881	$6,256	$1,103	$1,493	$620	$1,512	$446	$28,755
Allowance for loan losses as of September 30, 2013 allocated to:
Originated loans individually evaluated for impairment	$2,345	$501	$1,307	$—	$—	$—	$39	$—	$4,192
Originated loans collectively evaluated for impairment	6,342	1,940	2,399	573	379	530	556	446	13,165
Purchased other covered loans individually evaluated for impairment	268	—	—	35	—	—	—	—	303
Purchased other covered loans collectively evaluated for impairment	11	17	24	9	—	—	40	—	101
Purchased other non-covered loans individually evaluated for impairment	1,061	—	—	—	—	—	3	—	1,064
Purchased other non-covered loans collectively evaluated for impairment	79	51	44	6	—	—	119	—	299
Purchased impaired covered loans collectively evaluated for impairment	1,134	1,039	2,140	272	846	—	137	—	5,568
Purchased impaired non-covered loans collectively evaluated for impairment	2,204	333	342	208	268	90	618	—	4,063
September 30, 2013	$13,444	$3,881	$6,256	$1,103	$1,493	$620	$1,512	$446	$28,755

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and nine months ended September 30, 2012 and as of December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2012:
June 30, 2012	$10,733	$3,493	$4,432	$1,148	$3,820	$3,352	$1,577	$928	$29,483
Charge-offs	(323)	(40)	—	(94)	—	—	(289)	—	(746)
Recoveries	57	—	—	—	—	—	6	—	63
Provision for / (Reallocation of) loan losses	(6)	585	806	137	(374)	(553)	357	(145)	807
September 30, 2012	$10,461	$4,038	$5,238	$1,191	$3,446	$2,799	$1,651	$783	$29,607
Allowance for loan losses for the nine months ended September 30, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(1,223)	(1,040)	(292)	(212)	(475)	(445)	(622)	—	(4,309)
Recoveries	1,514	8	11	—	125	—	26	—	1,684
Provision for / (Reallocation of) loan losses	(1,635)	2,091	1,125	609	(1,027)	(556)	837	(127)	1,317
September 30, 2012	$10,461	$4,038	$5,238	$1,191	$3,446	$2,799	$1,651	$783	$29,607
Allowance for loan losses as of December 31, 2012 allocated to:
Originated loans individually evaluated for impairment	$858	$509	$1,386	$46	$792	$658	$110	$—	$4,359
Originated loans collectively evaluated for impairment	5,372	2,054	2,375	591	1,339	1,527	638	870	14,766
Purchased other covered loans individually evaluated for impairment	4	—	—	44	—	—	33	—	81
Purchased other covered loans collectively evaluated for impairment	38	29	—	23	—	—	4	—	94
Purchased other non-covered loans individually evaluated for impairment	10	7	18	61	—	—	124	—	220
Purchased other non-covered loans collectively evaluated for impairment	30	40	16	5	—	—	14	—	105
Purchased impaired covered loans collectively evaluated for impairment	1,034	989	1,164	210	639	—	141	—	4,177
Purchased impaired non-covered loans collectively evaluated for impairment	2,566	393	410	241	361	124	697	—	4,792
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$12,026	$2,496	$6,757	$837	$4,810	$2,385	$39	$29,350
Originated loans collectively evaluated for impairment	280,880	194,925	340,634	39,065	15,244	36,319	27,990	935,057
Purchased other covered loans individually evaluated for impairment	3,539	—	—	455	—	—	7	4,001
Purchased other covered loans collectively evaluated for impairment	2,697	13,625	2,451	802	—	—	1,920	21,495
Purchased other non-covered loans individually evaluated for impairment	2,127	158	1,405	—	—	—	3	3,693
Purchased other non-covered loans collectively evaluated for impairment	38,086	61,438	44,094	7,679	—	2,155	8,835	162,287
Purchased impaired covered loans collectively evaluated for impairment	11,769	12,099	12,450	3,540	1,895	—	2,207	43,960
Purchased impaired non-covered loans collectively evaluated for impairment	16,992	6,696	5,928	4,119	339	1,682	3,753	39,509
Total gross loans receivable as of September 30, 2013	$368,116	$291,437	$413,719	$56,497	$22,288	$42,541	$44,754	$1,239,352
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,440	$2,051	$7,257	$811	$3,424	$3,357	$157	$27,497
Originated loans collectively evaluated for impairment	266,800	186,443	258,578	38,037	21,751	48,718	28,757	849,084
Purchased other covered loans individually evaluated for impairment	51	—	—	466	—	—	38	555
Purchased other covered loans collectively evaluated for impairment	7,232	18,347	384	857	—	—	1,911	28,731
Purchased other non-covered loans individually evaluated for impairment	385	139	973	61	—	—	125	1,683
Purchased other non-covered loans collectively evaluated for impairment	4,313	7,924	3,456	—	—	—	4,691	20,384
Purchased impaired covered loans collectively evaluated for impairment	18,498	16,449	12,644	3,704	4,433	—	3,316	59,044
Purchased impaired non-covered loans collectively evaluated for impairment	20,065	5,148	6,590	2,979	513	864	5,897	42,056
Total gross loans receivable as of December 31, 2012	$327,784	$236,501	$289,882	$46,915	$30,121	$52,939	$44,892	$1,029,034

(5)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of period	$4,753	$8,212	$7,100	$10,350
Cash payments received or receivable from the FDIC	(4)	(240)	(2,365)	(2,160)
FDIC share of additional estimated losses	2	(46)	613	720
Net amortization	(338)	(446)	(935)	(1,430)
Balance at the end of period	$4,413	$7,480	$4,413	$7,480

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of period	$3,796	$8,634	$5,666	$4,484
Additions	1,227	453	1,740	5,979
Additions from acquisitions	—	—	2,279	—
Proceeds from dispositions	(924)	(1,804)	(5,840)	(2,695)
Gain on sales	75	2	307	—
Valuation adjustment	(45)	—	(23)	(483)
Balance at the end of period	$4,129	$7,285	$4,129	$7,285

(7)	Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income (“AOCI”) by component, during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Total	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$(247)	$(262)	$(509)	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(185)	12	(173)	(2,474)	48	(2,426)
Amounts reclassified from AOCI	—	—	—	—	—	—
Net current period other comprehensive (loss) income	(185)	12	(173)	(2,474)	48	(2,426)
Balance of AOCI at the end of period	$(432)	$(250)	$(682)	$(432)	$(250)	$(682)

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Other-than- temporary impairments on securities held to maturity (1)	Total	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Other-than- temporary impairments on securities held to maturity (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$2,138	$(317)	$(25)	$1,796	$2,105	$(369)	$—	$1,736
Other comprehensive (loss) income before reclassification	95	29	(9)	115	128	81	(34)	175
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Net current period other comprehensive (loss) income	95	29	(9)	115	128	81	(34)	175
Balance of AOCI at the end of period	$2,233	$(288)	$(34)	$1,911	$2,233	$(288)	$(34)	$1,911

(1)	All amounts are net of tax.

(8)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income:
Net income	$3,290	$2,863	$8,865	$10,227
Less: Dividends and undistributed earnings allocated to participating securities	(41)	(37)	(110)	(135)
Net income allocated to common shareholders	$3,249	$2,826	$8,755	$10,092
Basic:
Weighted average common shares outstanding	16,163,205	15,149,292	15,485,086	15,301,868
Less: Restricted stock awards	(204,992)	(194,405)	(187,828)	(177,911)
Total basic weighted average common shares outstanding	15,958,213	14,954,887	15,297,258	15,123,957
Diluted:
Basic weighted average common shares outstanding	15,958,213	14,954,887	15,297,258	15,123,957
Incremental shares from stock options	10,854	13,784	11,983	14,266
Total diluted weighted average common shares outstanding	15,969,067	14,968,671	15,309,241	15,138,223

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2013 anti-dilutive shares outstanding related to options to acquire common stock totaled 145,943 and 173,294, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the three and nine months ended September 30, 2012 anti-dilutive shares outstanding related to options and warrants to acquire common stock totaled 227,044 and 257,231, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
Common Stock: The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. The following table summarizes the dividend activity for the nine months ended September 30, 2013 and subsequent through the date of this filing.

Declared	Cash Dividend per Share	Record Date	Paid or Payable
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013

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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. During the three and nine months ended September 30, 2013, the Company repurchased 544,000 shares at an average purchase price of $15.88 per share under this tenth plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under this tenth plan. The Company repurchased 490 and 12,809 shares at an average price of $16.01 and $14.24 to pay withholding taxes on restricted stock that vested during the three and nine months ended September 30, 2013, respectively.

(9)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of September 30, 2013, 109,036 shares remain available for future issuances under stock-based compensation plans.
(a) Stock Option Awards
For the three and nine months ended September 30, 2013, the Company recognized compensation expense related to stock options of $13,000 and $55,000, respectively. No related tax benefit was recognized for the three or nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, the Company recognized compensation expense related to stock options of $24,000 and $83,000, respectively, and a related tax benefit of $0 and $1,000, respectively. As of September 30, 2013, the total unrecognized compensation expense related to non-vested stock options was $42,000 and the related weighted average period over which it is expected to be recognized is approximately 0.65 years. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2013 totaled $53,000 and $192,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2012 totaled $13,000 and $53,000, respectively.
The following tables summarize the stock option activity for the nine months ended September 30, 2013 and 2012.

	September 30, 2013
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(15,997)	12.01
Forfeited or expired	(85,900)	22.26
Outstanding at September 30, 2013	198,761	$15.86	3.7	$322
Vested and expected to vest at September 30, 2013	198,708	$15.86	3.7	$322
Exercisable at September 30, 2013	180,517	$15.97	3.4	$308

	September 30, 2012
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	—
Exercised	(4,705)	11.35
Forfeited or expired	(103,287)	21.53
Outstanding at September 30, 2012	309,131	$17.37	3.6	$330
Vested and expected to vest at September 30, 2012	308,714	$17.37	3.6	$330
Exercisable at September 30, 2012	264,155	$17.81	2.9	$319

(b) Restricted and Unrestricted Stock Awards
For the three and nine months ended September 30, 2013, the Company recognized compensation expense related to restricted and unrestricted stock awards of $204,000 and $926,000, respectively, and a related tax benefit of $71,000 and $324,000, respectively. For the three and nine months ended September 30, 2012, the Company recognized compensation expense related to restricted stock awards of $243,000 and $800,000, respectively, and a related tax benefit of $85,000 and $280,000, respectively. As of September 30, 2013, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $2.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.41 years. The vesting date fair value of restricted stock awards that vested during the nine months ended September 30, 2013 and 2012 was $1.2 million and $694,000, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the nine months ended September 30, 2013 and 2012.

	September 30, 2013
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	102,590	14.30
Vested	(85,733)	15.57
Forfeited	(2,150)	15.03
Nonvested at September 30, 2013	204,377	$14.28

	September 30, 2012
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	90,676	14.02
Vested	(49,976)	17.99
Forfeited	(3,496)	15.32
Nonvested at September 30, 2012	202,084	$14.87

(10)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement our Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$6,116	$4	$(49)	$6,071
Municipal securities	51,157	883	(1,653)	50,387
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	110,618	1,065	(915)	110,768
Total	$167,891	$1,952	$(2,617)	$167,226
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$11,016	$19	$—	$11,035
Municipal securities	45,537	1,943	(120)	47,360
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	84,598	1,593	(293)	85,898
Total	$141,151	$3,555	$(413)	$144,293

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$1,698	$180	$—	$1,878
Municipal securities	25,521	215	(136)	25,600
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	6,814	177	(187)	6,804
Private residential collateralized mortgage obligations	1,080	181	(34)	1,227
Total	$35,113	$753	$(357)	$35,509

Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	$284	$—	$2,024
Municipal securities	2,946	212	—	3,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	277	—	4,522
Private residential collateralized mortgage obligations	1,168	193	(55)	1,306
Total	$10,099	$966	$(55)	$11,010

There were no securities classified as trading at September 30, 2013 or December 31, 2012.
The amortized cost and fair value of securities at September 30, 2013, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,865	$2,869	$1,939	$1,941
Due after one year through three years	1,704	1,719	5,764	5,797
Due after three years through five years	7,736	7,853	3,974	4,001
Due after five years through ten years	50,004	50,031	13,050	13,330
Due after ten years	105,582	104,754	10,386	10,440
Total	$167,891	$167,226	$35,113	$35,509

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$2,042	$(49)	$—	$—	$2,042	$(49)
Municipal securities	25,061	(1,653)	—	—	25,061	(1,653)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	36,222	(833)	6,348	(82)	42,570	(915)
Total	$63,325	$(2,535)	$6,348	$(82)	$69,673	$(2,617)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$7,843	$(120)	—	—	$7,843	$(120)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	31,197	(248)	3,779	(45)	34,976	(293)
Total	$39,040	$(368)	$3,779	$(45)	$42,819	$(413)

Held to maturity investment securities with unrealized losses as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$11,560	$(136)	$—	$—	$11,560	$(136)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,366	(187)	—	—	2,366	(187)
Private residential collateralized mortgage obligations	229	(7)	162	(27)	391	(34)
Total	$14,155	$(330)	$162	$(27)	$14,317	$(357)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$317	$(55)	$317	$(55)
Total	$—	$—	$317	$(55)	$317	$(55)

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
For the private residential collateralized mortgage obligations, the Company estimated expected future cash flows of the securities by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. For the nine months ended September 30, 2013, there were six private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. For the nine months ended September 30, 2012, there were six private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. There were no impairment losses recognized during the three months ended September 30, 2013. The Company did not record losses through other comprehensive (loss) income for the nine months ended September 30, 2013 as all unrealized losses totaling $26,000 for the nine months ended September 30, 2013 were deemed to be credit related. The Company recorded $14,000 and $52,000 in impairments not related to credit losses through other comprehensive (loss) income for the three and nine months ended September 30, 2012, respectively. The Company recorded $0 and $60,000 in losses through earnings for the three and nine months ended September 30, 2012, respectively, due to credit losses. The average discount interest rates used in the valuations of the present value as of September 30, 2013 and 2012 were 6.43% and 7.42%, respectively, and the average prepayment rate for each period was 6.0%.
The following table summarizes activity for the nine months ended September 30, 2013 and 2012 related to the amount of other-than-temporary impairments related to credit losses on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive (Loss) Income	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Subsequent impairments	112	52	60
September 30, 2012	$2,547	$1,152	$1,395

December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	26	—	26
September 30, 2013	$2,591	$1,152	$1,439
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

Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind election as of September 30, 2013 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain (Loss)	Year-to- date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$758	$249	$260	$11	$22	$21	$675	—%	—%	—%	—%	100%
Prime	1,288	831	967	136	5	5	764	—%	—%	—%	9%	91%
Totals	$2,046	$1,080	$1,227	$147	$27	$26	$1,439	—%	—%	—%	7%	93%

(1)	Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.

(2)	Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.
(d) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$65,872	$66,558	$53,642	$56,300
Federal Reserve Bank and FHLB to secure borrowing arrangements	—	—	6,231	6,245
Repurchase agreements	23,761	23,613	17,479	17,705
Total	$89,633	$90,171	$77,352	$80,250

(11)	Federal Home Loan Bank Stock
The Bank is required to maintain an investment in the stock of the FHLB of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At September 30, 2013 and December 31, 2012, the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $1.3 million and $1.2 million, respectively. The Bank maintained $5.8 million and $5.5 million in FHLB stock at September 30, 2013 and December 31, 2012, respectively. The stock has no contractual maturity and amounts in excess of the required minimum for FHLB membership may be redeemed at par subject to certain restrictions.
The Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment, consistent with its accounting policy. Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock. Further, during the year ended December 31, 2012, the Federal Housing Finance Agency (“Finance Agency”) granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. Even though the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the nine months ended September 30, 2013 or 2012, further deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

(12)	Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of North Pacific Bank in 1998, Western Washington Bancorp in 2006, and Valley on July 15, 2013. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
At September 30, 2013, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the nine months ended September 30, 2013. The Company did not record goodwill impairment charges for the three or nine months ended September 30, 2013 or 2012. Even though there was no goodwill impairment at September 30, 2013, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Level 2:
Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or valuations using methodologies with observable inputs.

Level 3:
Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques using unobservable inputs, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
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

Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market prices, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. Generally, the Company utilizes the fair market value of the collateral, which is commonly based on recent real estate appraisals, to measure impairment. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,071	$—	$6,071	$—
Municipal securities	50,387	—	50,387	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	110,768	—	110,768	—
Total	$167,226	$—	$167,226	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	$—	$11,035	$—
Municipal securities	47,360	—	47,360	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	85,898	—	85,898	—
Total	$144,293	$—	$144,293	$—

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013 or 2012.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012 and the net losses (gains) recorded in earnings during the three and nine months ended September 30, 2013 and 2012.

	Basis (1)	Fair Value at September 30, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2013	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2013
	(In thousands)
Impaired originated loans:
Commercial business	$11,476	$7,364	$—	$—	$7,364	$664	$2,482
One-to-four family residential	359	359	—	—	359	—	(18)
Real estate construction and land development	4,396	4,396	—	—	4,396	—	(764)
Consumer	39	—	—	—	—	32	39
Total impaired originated loans	16,270	12,119	—	—	12,119	696	1,739
Purchased other impaired loans:
Commercial business	5,887	4,558	—	—	4,558	1,082	1,378
One-to-four family residential	455	420	—	—	420	(4)	(17)
Consumer	10	7	—	—	7	—	31
Total purchased other impaired loans	6,352	4,985	—	—	4,985	1,078	1,392
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	16	13	—	13	—	—	26
Other real estate owned	1,537	1,190	—	—	1,190	45	45
Total	$24,175	$18,307	$—	$13	$18,294	$1,819	$3,202

	Basis (1)	Fair Value at December 31, 2012
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2012	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2012
	(In thousands)
Impaired originated loans:
Commercial business	$11,781	$9,028	$—	$—	$9,028	$1,041	$1,361
One-to-four family residential	811	764	—	—	764	(23)	75
Real estate construction and land development	6,077	4,628	—	—	4,628	(62)	447
Consumer	109	—	—	—	—	—	—
Total impaired originated loans	18,778	14,420	—	—	14,420	956	1,883
Purchased other impaired loans:
Commercial business	781	742	—	—	742	23	23
One-to-four family residential	527	422	—	—	422	—	—
Consumer	163	6	—	—	6	(2)	(2)
Total purchased other impaired loans	1,471	1,170	—	—	1,170	21	21
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	117	113	—	113	—	—	60
Other real estate owned	3,042	2,391	—	—	2,391	—	310
Total	$23,408	$18,094	$—	$113	$17,981	$977	$2,274

(1)
Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$12,119	Market approach	Adjustment for differences between the comparable sales	(35.1%) - 11.1%; (1.7%)
Purchased other impaired loans	$4,985	Market approach	Adjustment for differences between the comparable sales	(5.0%) - 0.0%; (2.5%)
Other real estate owned	$1,190	Market approach	Adjustment for differences between the comparable sales	(47.7)% - 5.0%; (22.6%)

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$14,420	Market approach	Adjustment for differences between the comparable sales	(35.1)% - 22.0%; (2.0%)
Purchased other impaired loans	$1,170	Market approach	Adjustment for differences between the comparable sales	(5.0%) - 0.0%; (2.5%)
Other real estate owned	$2,391	Market approach	Adjustment for differences between the comparable sales	(47.7%) - 5.0%; (27.6%)

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

	September 30, 2013
	Carrying Value	Fair Value Total	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$135,123	$135,123	$135,123	$—	$—
Other interest earning deposits	17,415	17,525	—	17,525	—
Investment securities available for sale	167,226	167,226	—	167,226	—
Investment securities held to maturity	35,113	35,509	—	35,509	—
FHLB stock	5,795	N/A	N/A	—	—
Loans receivable, net of allowance	1,208,082	1,199,552	—	—	1,199,552
Accrued interest receivable	5,658	5,658	17	1,309	4,332
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	1,105,867	1,105,867	1,105,867	—	—
Certificate of deposit accounts	320,118	320,443	—	320,443	—
Total deposits	$1,425,985	$1,426,310	$1,105,867	$320,443	$—
Securities sold under agreement to repurchase	$22,655	$22,655	$22,655	$—	$—
Accrued interest payable	$155	$155	$16	$139	$—

	December 31, 2012
	Carrying Value	Fair Value Total	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$104,268	$104,268	$104,268	$—	$—
Other interest earning deposits	2,818	2,818	—	2,818	—
Investment securities available for sale	144,293	144,293	—	144,293	—
Investment securities held to maturity	10,099	11,010	—	11,010	—
FHLB stock	5,495	N/A	N/A	—	—
Loans held for sale	1,676	1,676	—	—	1,676
Loans receivable, net of allowance	998,344	1,012,880	—	—	1,012,880
Accrued interest receivable	4,821	4,821	6	717	4,098
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts, savings accounts	829,044	829,044	829,044	—	—
Certificate of deposit accounts	288,927	290,484	—	290,484	—
Total deposits	$1,117,971	$1,119,528	$829,044	$290,484	$—
Securities sold under agreement to repurchase	$16,021	$16,021	$16,021	$—	$—
Accrued interest payable	$106	$106	$19	$87	$—

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and Cash Equivalents:
The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value (Level 1).

Other Interest Earning Deposits:
These deposits with other banks have maturities greater than three months. The fair value is calculated based upon market prices for similar deposits (Level 2).

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

On October 23, 2013, the Company, along with the Bank, and Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey") jointly announced the signing of a merger agreement under which Heritage and Washington Banking will enter into a strategic merger with Washington Banking merging into Heritage. Immediately following the merger, Whidbey will merge into the Bank. Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be in Olympia, Washington.
Under the terms of the merger agreement, Washington Banking shareholders will receive 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. Based on the closing price of Heritage common stock of $15.89 on October 23, 2013, the consideration value per share for Washington Banking was $16.89, or approximately $265.1 million in aggregate. Upon consummation, the shareholders of Washington Banking will own approximately 46% of the combined company and the shareholders of Heritage will own approximately 54%. As of September 30, 2013, Washington Banking had approximately $1.6 billion in total assets.

The merger agreement has been unanimously approved by the boards of directors of Heritage and Washington Banking. The merger is subject to regulatory approvals, approval by Heritage and Washington Banking shareholders, and certain other customary closing conditions and is expected to close in the first half of 2014. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders are not expected to recognize any taxable gain or loss in connection with the share exchange to the extent of the stock consideration received.
For further information, reference is made to the Form 8-K filed by the Company with the SEC on October 24, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2013. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2012 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of our wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus in expanding our commercial lending relationships, market area and a continual focus on asset quality. At September 30, 2013, we had total assets of $1.67 billion and total stockholders’ equity of $216.6 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our core profitability depends primarily on our net interest income after provision for loan losses. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investments, and interest expense, which is the amount we pay on our interest bearing liabilities, including primarily deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, the interest earned on those assets, the volume and mix of interest bearing liabilities and the interest paid on those liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income consists of a bargain purchase gain on bank acquisition, service charges and other fees, merchant Visa income (net), change in FDIC indemnification asset, and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.
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

Earnings Summary
Net income was $0.20 per diluted common share for the three months ended September 30, 2013 compared to $0.19 per diluted common share for the three months ended September 30, 2012. Net income for the three months ended September 30, 2013 was $3.3 million compared to net income of $2.9 million for the same period in 2012. The $427,000 increase was primarily the result of a $1.5 million increase in interest income and a $1.1 million increase in noninterest income, partially offset by a $1.8 million increase in noninterest expense and a $271,000 increase in the provision for loan losses.
Net income was $0.57 per diluted common share for the nine months ended September 30, 2013 compared to $0.67 per diluted common share for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013 was $8.9 million compared to net income of $10.2 million for the same period in 2012. The $1.4 million decrease was primarily the result of a $3.0 million increase in noninterest expense and a $1.9 million increase in the provision for loan losses, partially offset by a $1.7 million increase in noninterest income, a $732,000 decrease in interest expense and a $467,000 increase in interest income.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 70.9% for the three months ended September 30, 2013 from 71.5% for the three months ended September 30, 2012. The decrease in the ratio for the three months ended September 30, 2013 is due primarily to the increase in the interest income as a result of the NCB and Valley Acquisitions and the increase in the noninterest income which was primarily the result of a $596,000 gain on sale of a branch building. The Company’s efficiency ratio increased to 71.6% for the nine months ended September 30, 2013 from 69.9% for the nine months ended September 30, 2012. The increase in the ratio for the nine months ended September 30, 2013 compared to same period in 2012 is due primarily to the increase in noninterest expense, largely as a result of the NCB and Valley Acquisitions and the Central Valley Bank merger. Noninterest expense also increased as a result of costs related to the core system conversion (appearing as data processing and professional service expenses) which was completed in October 2013. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio. Expenses are expected to be more consistent with revenue in the future since these growth strategies are being implemented to produce long term positive results.
The efficiency ratio for the three and nine months ended September 30, 2013 was additionally impacted by a trending decline in the net interest margin. This impact is more evident in the nine months ended September 30, 2013 as the three months ended September 30, 2013 is diminished by the increase in net interest income from the Valley Acquisition.

Net Interest Income
Net interest income increased $1.6 million, or 10.2%, to $17.6 million for the three months ended September 30, 2013, compared with $16.0 million for the same period in 2012. Net interest income increased $1.2 million, or 2.5%, to $50.1 million for the nine months ended September 30, 2013, compared with $48.9 million in the same period for 2012. This increase in net interest income for both the three and nine months ended September 30, 2013 was primarily a result of the effects of the NCB and Valley Acquisitions, partially offset by a decrease in the net interest margin. The incremental accretion income related to the loans purchased in the NCB and Valley Acquisitions was $648,000 and $2.1 million for the three and nine months ended September 30, 2013, respectively. The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest margin, excluding incremental accretion on purchased loans (1)	4.29%	4.60%	4.37%	4.72%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.38%	0.49%	0.51%	0.51%
Net interest margin	4.67%	5.09%	4.88%	5.23%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

Net interest income as a percentage of average earning assets (net interest margin) for the three months ended September 30, 2013, decreased 42 basis points to 4.67% from 5.09% for the same period in 2012. Net interest income as a percentage of average earning assets (net interest margin) for the nine months ended September 30,

2013, decreased 35 basis points to 4.88% from 5.23% for the same period in 2012. The decrease in net interest margin for the three and nine months ended September 30, 2013 was primarily due to lower contractual loan note rates partially offset by the decreased costs of interest bearing deposits. The net interest spread for the three months ended September 30, 2013 decreased 38 basis points to 4.58% from 4.96% for the same period in 2012. The net interest spread for the nine months ended September 30, 2013 decreased 32 basis points to 4.77% from 5.09% for the same period in 2012.
The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,191,572	$17,505	5.83%	$999,915	$16,181	6.42%
Taxable securities	126,864	518	1.62	118,971	525	1.75
Nontaxable securities	72,120	428	2.35	42,049	274	2.58
Interest earning deposits	96,056	81	0.33	77,077	51	0.26
FHLB and Pacific Coast Bankers’ Bank stock	5,944	1	0.10	5,590	—	—
Total interest earning assets	$1,492,556	$18,533	4.93%	$1,243,602	$17,031	5.43%
Noninterest earning assets	143,296			107,403
Total assets	$1,635,852			$1,351,005
Interest Bearing Liabilities:
Certificates of deposit	$318,141	$639	0.80%	$301,289	$709	0.93%
Savings accounts	152,442	39	0.10	113,096	46	0.16
Interest bearing demand and money market accounts	586,519	261	0.18	467,488	306	0.26
Total interest bearing deposits	1,057,102	939	0.35	881,873	1,061	0.48
Securities sold under agreement to repurchase	19,830	13	0.26	15,999	15	0.36
Total interest bearing liabilities	$1,076,932	$952	0.35%	$897,872	$1,076	0.48%
Demand and other non-interest bearing deposits	333,648			242,478
Other noninterest bearing liabilities	9,565			8,605
Stockholders’ equity	215,707			202,050
Total liabilities and stockholders’ equity	$1,635,852			$1,351,005
Net interest income		$17,581			$15,955
Net interest spread			4.58%			4.96%
Net interest margin			4.67%			5.09%
Average interest earning assets to average interest bearing liabilities			138.59%			138.51%

(1)	Annualized

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)	Average Balance	Interest Earned/ Paid	Average Yield/Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans	$1,100,013	$50,252	6.11%	$996,712	$49,664	6.66%
Taxable securities	113,255	1,296	1.53	119,919	1,781	1.98
Nontaxable securities	60,865	1,108	2.43	40,238	797	2.65
Interest earning deposits and Federal funds sold	91,122	201	0.30	84,397	167	0.26
FHLB and Pacific Coast Bankers’ Bank stock	5,784	19	0.45	5,593	—	—
Total interest earning assets	$1,371,039	$52,876	5.16%	$1,246,859	$52,409	5.61%
Noninterest earning assets	122,956			104,660
Total assets	$1,493,995			$1,351,519
Interest Bearing Liabilities:
Certificates of deposit	$305,469	$1,886	0.83%	$311,546	$2,376	1.02%
Savings accounts	138,634	124	0.12	111,357	162	0.19
Interest bearing demand and money market accounts	527,374	776	0.20	466,569	963	0.28
Total interest bearing deposits	971,477	2,786	0.38	889,472	3,501	0.53
Securities sold under agreement to repurchase	16,072	32	0.26	17,992	49	0.36
Total interest bearing liabilities	$987,549	$2,818	0.38%	$907,464	$3,550	0.52%
Demand and other non-interest bearing deposits	290,233			232,301
Other noninterest bearing liabilities	9,878			7,729
Stockholders’ equity	206,335			204,025
Total liabilities and stockholders’ equity	$1,493,995			$1,351,519
Net interest income		$50,058			$48,859
Net interest spread			4.77%			5.09%
Net interest margin			4.88%			5.23%
Average interest earning assets to average interest bearing liabilities			138.83%			137.41%

(1)	Annualized
Total interest income increased $1.5 million, or 8.8%, to $18.5 million for the three months ended September 30, 2013, from $17.0 million for the three months ended September 30, 2012. Total interest income increased $467,000, or 0.9%, to $52.9 million for the nine months ended September 30, 2013, from $52.4 million for the nine months ended September 30, 2012. The increase in interest income for both the three and nine months ended September 30, 2013 was primarily due to the interest income recognized on the additional earning assets from the NCB and Valley Acquisitions, partially offset by lower contractual loan yields.

The balance of average interest earning assets (including nonaccrual loans) increased $249.0 million, or 20.0%, to $1.49 billion for the three months ended September 30, 2013, from $1.24 billion for the three months ended September 30, 2012. The balance of average interest earning assets (including nonaccrual loans) increased $124.2 million, or 10.0%, to $1.37 billion for the nine months ended September 30, 2013, from $1.25 billion for the nine months ended September 30, 2012. The increase in average interest earning assets for both the three and nine months ended September 30, 2013 was due primarily to the NCB and Valley Acquisitions. The Bank acquired fair value of $51.5 million in non-covered loans in the NCB Acquisition on January 9, 2013 and fair value of $117.1 million in loans in the Valley Acquisition on July 15, 2013. Originated loans receivable, net increased $29.4 million and $87.4 million during the three and nine months ended September 30, 2013, respectively.
The yield on total interest earning assets decreased 50 basis points from 5.43% for the three months ended September 30, 2012 to 4.93% for the three months ended September 30, 2013. The yield on total interest earning assets decreased 45 basis points from 5.61% for the nine months ended September 30, 2012 to 5.16% for the nine months ended September 30, 2013. The decrease in the yield on interest earning assets for the three and nine months ended September 30, 2013 reflects the decrease in loan yields as a result of lower contractual loan rates and to a lesser extent the decrease in yields on investment securities. The effect of discount accretion on loan yields for the three months ended September 30, 2013 and September 30, 2012 was approximately 48 basis points and 60 basis points, respectively. The effect of discount accretion on loan yields for the nine months ended September 30, 2013 and September 30, 2012 was approximately 64 basis points for both periods. The decrease in discount accretion yield for the three months ended September 30, 2013 as compared to the same period in 2012 was due to payoffs of the purchased loans causing the recorded investment balance to which the yield is applied to decrease. The decrease as a result of declining loan balances is partially offset by the incremental income attributed to the NCB and Valley Acquisitions. For the three months ended September 30, 2013 and September 30, 2012, originated nonaccruing loans reduced the yield earned on loans by approximately five basis points and eight basis points, respectively. For the nine months ended September 30, 2013 and September 30, 2012, originated nonaccruing loans reduced the yield earned on loans by approximately six basis points and nine basis points, respectively. Originated nonaccrual loans totaled $9.8 million at September 30, 2013 as compared to $12.5 million at December 31, 2012.
Total interest expense decreased by $124,000, or 11.5%, to $952,000 for the three months ended September 30, 2013 from $1.1 million for the three months ended September 30, 2012. Total interest expense decreased by $732,000, or 20.6%, to $2.8 million for the nine months ended September 30, 2013 from $3.6 million for the nine months ended September 30, 2012. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities, partially offset by higher average interest bearing liabilities.
The average cost of interest bearing liabilities decreased 13 basis points to 0.35% for the three months ended September 30, 2013 from 0.48% for the three months ended September 30, 2012. The average cost of interest bearing liabilities decreased 14 basis points to 0.38% for the nine months ended September 30, 2013 from 0.52% for the nine months ended September 30, 2012. Total average interest bearing liabilities increased by $179.1 million, or 19.9%, to $1.08 billion for the three months ended September 30, 2013 from $897.9 million for the three months ended September 30, 2012. Total average interest bearing liabilities increased by $80.1 million, or 8.8%, to $987.5 million for the nine months ended September 30, 2013 from $907.5 million for the nine months ended September 30, 2012. The increase in average interest bearing liabilities for the three and nine months ended September 30, 2013 was due primarily to the Valley Acquisition effective on July 15, 2013 which had approximately $161.0 million of assumed interest bearing deposits and the NCB Acquisition effective on January 9, 2013 which had approximately $40.8 million of interest bearing deposits. Additionally, the average interest bearing liabilities increased during the three and nine months ended September 30, 2013 as a result of $26.8 million in non-maturity deposits from one customer which were deposited in first quarter 2013. Approximately $10.6 million of these deposits remained as of September 30, 2013, which are expected to be completely withdrawn by the end of 2013. These increases in deposits were offset partially by deposit runoff.
Deposit interest expense decreased $122,000, or 11.5%, to $939,000 for the three months ended September 30, 2013 compared to $1.1 million for the same quarter in 2012. Deposit interest expense decreased $715,000, or 20.4%, to $2.8 million for the nine months ended September 30, 2013 compared to $3.5 million for the nine months ended September 30, 2012. The decrease in deposit interest expense for the three and nine months ended September 30, 2013 is primarily a result of a 13 and 15 basis point decrease, respectively, in the average cost of interest bearing deposits, reflecting the lower interest rate environment in 2013 as compared to 2012.

Provision for Loan Losses
The provision for loan losses for originated loans decreased $65,000, or 30.2%, to $150,000 for the three months ended September 30, 2013 from $215,000 for the three months ended September 30, 2012. The provision for loan losses for originated loans increased $575,000, or 138.6%, to $990,000 for the nine months ended September 30, 2013 from $415,000 for the nine months ended September 30, 2012. The amount of provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The Bank had net charge-offs on originated loans of $615,000 for the three months ended September 30, 2013 compared to $525,000 for the three months ended September 30, 2012. The net charge-offs for the nine months ended September 30, 2013 and 2012 were $2.8 million and $2.2 million, respectively. The net charge-offs for the three months ended September 30, 2013 were due primarily to $419,000 in charge-offs related to one construction borrower whose collateral was sold during the period. The net charge-offs for the nine months ended September 30, 2013 were due primarily to three relationships totaling $2.3 million in charge-offs. These borrowers either defaulted during the period or sold underlying collateral resulting in charge-offs for these originated loans.
Based on the change in mix and volume of the originated loan portfolio at September 30, 2013 compared to December 31, 2012, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that it was appropriate that the provision for loan losses for originated loans for the three and nine months ended September 30, 2013 was lower than the charge-offs for the same periods. The ratio of net charge-offs to average total originated loans outstanding was 0.07% and 0.30% for the three and nine months ended September 30, 2013, respectively, compared to 0.06% and 0.26% for the three and nine months ended September 30, 2012, respectively.
The Bank has established a comprehensive methodology for determining the allowance for loan losses. On a quarterly basis the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans decreased by $1.8 million, or 9.2%, to $17.4 million at September 30, 2013 from $19.1 million at December 31, 2012. As of September 30, 2013, the Bank identified $29.3 million of impaired originated loans, which includes $19.6 million of restructured originated performing loans. Of those impaired loans, $18.5 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $10.8 million have related allowances for credit losses totaling $4.2 million.

Based on the established comprehensive methodology, management deemed the allowance for loan losses on originated loans of $17.4 million at September 30, 2013 (1.80% of total originated loans and 221.68% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The provision for loan losses on purchased loans for the three months ended September 30, 2013 totaled $928,000 compared to $592,000 for the three months ended September 30, 2012. The increase in provision expense for the three months ended September 30, 2013 was due substantially to three borrowers in our purchased noncovered other loans portfolio and one borrower in our purchased covered other loan portfolio who experienced financial difficulties during the period. After review of the borrowers' global cash flows, the Bank recorded specific reserves and a related provision for loan losses in the amount of $1.1 million. The provision expense was partially offset by purchased impaired loans that experienced cash flows that were better than expected that generated a reversal of the previously recorded allowance for loan losses. The provision for loan losses on purchased loans for the nine months ended September 30, 2013 totaled $2.3 million compared to $902,000 for the nine months ended September 30, 2012. The increase in provision expense for the nine months ended September 30, 2013 was due to the previously mentioned borrowers as well as a collateral valuation adjustment of a purchased covered impaired loan and the resolution of a separate purchased covered impaired loan. Excluding these identified transactions, the purchased loans were generally performing in accordance with or better than cash flow estimates from prior periods. As of the acquisition dates, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.

While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Bank’s loan portfolios, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the credit quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Noninterest Income
Total noninterest income increased $1.1 million, or 69.1%, to $2.6 million for the three months ended September 30, 2013 compared to $1.5 million for the same period in 2012. Total noninterest income increased $1.7 million, or 31.3%, to $7.2 million for the nine months ended September 30, 2013 compared to $5.5 million for the same period in 2012. The increase for both the three and nine months ended September 30, 2013 was due primarily to the gain on sale of a branch building held for sale of $596,000 recognized in the three months ended September 30, 2013. The branch building was sold in connection with the relocation of the branch to a more favorable location. The effects of the change in the FDIC indemnification asset, net also impacted the increase in noninterest income. For the three and nine months ended September 30, 2013 compared to the same periods in 2012, the change in FDIC indemnification asset decreased $142,000 and $351,000, respectively. The change in the FDIC indemnification asset for the three and nine months ended September 30, 2013 was the result of a decrease in the amortization of the asset as a results of decreasing related covered loan balances and a decrease in the estimated FDIC additional losses, suggesting an improvement of purchased covered credits since prior periods. The increase in noninterest income for the nine months ended September 30, 2013 was also the result of the bargain purchase gain on bank acquisition of $399,000 recorded in connection with the NCB Acquisition on January 9, 2013.

Noninterest Expense
Noninterest expense increased $1.8 million, or 14.3%, to $14.3 million during the three months ended September 30, 2013 compared to $12.5 million for the three months ended September 30, 2012. The increase for the three months ended September 30, 2013 compared to the same period in 2012 was primarily the result of the following: increased compensation and employee benefits expense of $790,000; increased occupancy and equipment expense of $310,000; increased data processing expense of $310,000 and increased professional services expense of $120,000. The other expenses in noninterest expense also increased by $418,000 for the three months ended September 30, 2013 compared to prior period due primarily to increased other loan expenses and increased core deposit intangible amortization as a result of the NCB and Valley Acquisitions. The increase in the noninterest expense for the three months ended September 30, 2013 was partially offset by a $197,000 decrease expenses for in other real estate owned, net. Noninterest expense increased $3.0 million, or 8.0%, to $41.0 million during the nine months ended September 30, 2013 compared to $38.0 million for the nine months ended September 30, 2012. The increase for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of the following: increased compensation and employee benefits expense of $1.5 million; increased data processing expense of $907,000; increased professional services expense of $608,000 and increased occupancy and equipment expense of $608,000; and was partially offset by a $747,000 decrease in expenses for other real estate owned, net. The increases in noninterest expense for the three and nine months ended September 30, 2013 were primarily due to the NCB and Valley Acquisitions as well as expenses relating to a core system conversion completed in October 2013.

Income Tax Expense
The provision for income taxes increased by $201,000, or 15.4%, to $1.5 million for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012. The Company’s effective tax rate was 31.5% for the three months ended September 30, 2013 compared to 31.4% for the same period in 2012. The increase in the Company’s effective tax rate for three months ended September 30, 2013 compared to prior period in 2012 is due primarily to an increase in the income before federal income taxes, partially offset by the increase in the amount of tax exempt income. The provision for income taxes decreased by $682,000, or 14.1%, to $4.2 million for the nine months ended September 30, 2013 from $4.8 million for the nine months ended September 30, 2012. The Company’s effective tax rate was 31.9% for the nine months ended September 30, 2013 compared to 32.1% for the same period in 2012. The decrease in the Company’s effective tax rate for nine months ended September 30, 2013 is due primarily to the increase in the amount of tax exempt income in proportion to the total income.

Financial Condition Data

Total assets were $1.67 billion as of September 30, 2013 as compared to $1.35 billion as of December 31, 2012. The $328.9 million increase was due primarily to increases of $141.1 million in purchased non-covered loans receivable, $89.2 million in originated loans receivable, net, $25.0 million in investment securities held to maturity, $30.9 million in cash and cash equivalents, $22.9 million in investment securities available for sale, $16.4 million in goodwill, $14.6 million in other interest earning deposits and $9.3 million in premises and equipment, net. The increase was partially offset by a decrease in purchased covered loans, net of $20.5 million. The increase in all assets except originated loans receivable was primarily as a result of the NCB and Valley Acquisitions which were completed on January 9, 2013 and July 15, 2013, respectively. Total fair value of assets purchased in the NCB Acquisition was $65.0 million with $51.5 million being non-covered loans. Total fair value of assets purchased in the Valley Acquisition was $237.3 million with $117.1 million being non-covered loans. The purchased covered loans, net decreased primarily as a result of prepayments and regular principal loan payments. The originated loans receivable increased as loan production outpaced loan payoffs.
Deposits increased by $308.0 million, or 27.6%, to $1.43 billion as of September 30, 2013 compared to $1.12 billion as of December 31, 2012. The increase in deposits was due primarily to the $60.4 million and $207.0 million of NCB and Valley deposits, respectively, assumed at the respective acquisition dates. In addition, $10.6 million in non-maturity deposits related to one customer, which are anticipated to be withdrawn by the end of 2013.
Securities sold under agreement to repurchase increased $6.6 million, or 41.4%, to $22.7 million as of September 30, 2013 from $16.0 million as of December 31, 2012 primarily due to increases in customer balances. The accrued expenses and other liabilities decreased $3.4 million, or 27.2%, from $12.6 million at December 31, 2012 to $9.2 million at September 30, 2013 due primarily to the decrease of approximately $2.0 million related to draws on customer funds held for a construction project as well as a $1.1 million decrease in outstanding cashiers checks.
Total stockholders’ equity increased by $17.7 million, or 8.9%, to $216.6 million as of September 30, 2013 from $198.9 million at December 31, 2012. The increase during the nine months ended September 30, 2013 was due primarily to the issuance of 1.53 million shares of Heritage common stock with a fair value of $24.4 million in the Valley Acquisition as well as $8.9 million in net income and $981,000 in stock based compensation expense, partially offset by $8.8 million in stock repurchases, $5.4 million in cash dividends and $2.4 million in other comprehensive loss which was primarily the result of a decrease in the fair value of investment securities available for sale. The Company’s capital position continues to remain strong at 12.9% of total assets as of September 30, 2013 compared to 14.8% at December 31, 2012.

Lending Activities
As indicated in the table below, total loans receivable, net of deferred loan fees (excluding loans held for sale) increased $209.9 million, or 20.4%, to $1.24 billion at September 30, 2013 from $1.03 billion at December 31, 2012. Originated loans (excluding loans held for sale) increased $87.8 million, or 10.0%, to $964.4 million at September 30, 2013 from $876.6 million at December 31, 2012. The non-covered purchased loans increased by $141.4 million, or 220.5%, from $64.1 million at December 31, 2012 to $205.5 million at September 30, 2013 as a result of the NCB and Valley Acquisitions.

	At September 30, 2013	% of Total Originated	At December 31, 2012	% of Total Originated
	(Dollars in thousands)
Originated Loans:
Commercial business:
Commercial and industrial	$292,906	30.5%	$277,240	31.7%
Owner-occupied commercial real estate	197,421	20.5	188,494	21.6
Non-owner occupied commercial real estate	347,391	36.1	265,835	30.4
Total commercial business	837,718	87.1	731,569	83.7
One-to-four family residential mortgages	39,902	4.2	38,848	4.4
Real estate construction and land development:
One-to-four family residential	20,054	2.1	25,175	2.9
Multifamily residential and commercial properties	38,704	4.0	52,075	5.9
Total real estate construction and land development	58,758	6.1	77,250	8.8
Consumer	28,029	2.9	28,914	3.3
Gross originated loans receivable	964,407	100.3	876,581	100.2
Less: deferred loan fees	(2,515)	(0.3)	(2,096)	(0.2)
Originated loans receivable, net	961,892	100.0%	874,485	100.0%
Purchased covered loans	69,456		88,330
Purchased non-covered loans	205,489		64,123
Total loans receivable, net of net deferred loan fees	$1,236,837		$1,026,938

Nonperforming Assets
The following table describes our nonperforming assets for the dates indicated.

	At September 30, 2013	At December 31, 2012
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$5,285	$5,492
One-to-four family residential	583	389
Real estate construction and land development	3,852	6,420
Consumer	39	157
Total nonaccrual originated loans (1)(2)	9,759	12,458
Other real estate owned, non-covered	3,812	5,406
Total nonperforming originated assets	$13,571	$17,864
Restructured originated performing loans:
Commercial business	$15,993	$14,256
One-to-four family residential	254	422
Real estate construction and land development	3,343	361
Total restructured originated performing loans(3)	$19,590	$15,039
Accruing originated loans past due 90 days or more(4)	—	214
Potential problem originated loans(5)	26,630	28,270
Allowance for loan losses on originated loans	17,357	19,125
Nonperforming originated loans to total originated loans(6)	0.81%	1.28%
Allowance for loan losses to total originated loans	1.80%	2.19%
Allowance for loan losses to nonperforming originated loans(6)	221.68%	170.44%
Nonperforming originated assets to total originated assets(6)	0.83%	1.39%

(1)	$5.1 million and $9.3 million of nonaccrual originated loans were considered troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively.

(2)	$1.9 million and $1.2 million of nonaccrual originated loans were guaranteed by government agencies at September 30, 2013 and December 31 2012, respectively.

(3)	$1.0 million and $679,000 of restructured originated performing loans were guaranteed by government agencies at September 30, 2013 and December 31, 2012, respectively.

(4)
There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at September 30, 2013 and there were $6,000 of accruing originated loans past due 90 days or more guaranteed by government agencies at December 31, 2012.

(5)	$1.7 million and $3.2 million of potential problem originated loans were guaranteed by government agencies at September 30, 2013 and December 31, 2012, respectively.

(6)	Excludes portions guaranteed by government agencies.
Nonperforming originated assets decreased $4.3 million to $13.6 million, or 0.83% of total originated assets excluding portions guaranteed by governmental agencies, at September 30, 2013 from $17.9 million, or 1.39% of total originated assets excluding portions guaranteed by governmental agencies, at December 31, 2012 due to decreases in both the nonperforming originated loans and other real estate owned. For the nine months ended September 30, 2013, the decrease in nonperforming loans was the result of principal payments of $4.8 million, charge-offs of $1.2 million and transfers to other real estate owned of $438,000, offset by additions to nonperforming loans of $3.8 million, which were primarily in the commercial business loan segment. The other real estate owned, non-covered balance decreased from $5.4 million at December 31, 2012 to $3.8 million at September 30, 2013 as a result of the sale of 26 properties with net proceeds of $5.8 million and net gain of $307,000 and a $23,000 valuation increase for the nine months ended September 30, 2013, partially offset by the addition of $4.0 million in other real estate owned of which $2.3 million was a result of the NCB Acquisition.
Restructured originated performing loans were $19.6 million and $15.0 million as of September 30, 2013 and December 31, 2012, respectively. The $4.6 million increase in the restructured performing originated loans for the nine months ended September 30, 2013 was primarily the result of one borrowing relationship totaling $2.3 million.

This borrower relationship is with a builder who primarily constructs single family dwellings. At September 30, 2013, there was no allowance for loan losses on this modified credit relationship as all balances were charged-down to their realizable value.
Potential problem originated loans as of September 30, 2013 and December 31, 2012 were $26.6 million and $28.3 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The decrease in the potential problem loans was primarily the result of $7.1 million of loans transferred to impaired loans, $6.7 million of principal payoffs, $3.8 million of regular payments of previously categorized potential problem loans and $3.0 million of loan upgrades, offset partially by the downgrade of relationships totaling $16.2 million during the nine months ended September 30, 2013. The majority of the downgrade was the result of two borrowing relationships totaling approximately $5.9 million at September 30, 2013 which were downgraded during 2013.

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

The following table provides information regarding changes in our allowance for originated loan losses for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Originated loans outstanding at end of period	$964,407	$873,875	$964,407	$873,875
Average originated loans receivable during period	945,130	857,212	910,020	851,174
Allowance for originated loan losses at beginning of period	17,822	20,843	19,125	22,317
Provision for loan losses on originated loans	150	215	990	415
Charge offs:
Commercial business	(241)	(363)	(2,419)	(2,555)
One-to-four family residential	—	(94)	—	(170)
Real estate construction and land development	(423)	—	(565)	(920)
Consumer	(42)	(131)	(211)	(238)
Total charge offs	(706)	(588)	(3,195)	(3,883)
Recoveries:
Commercial business	19	57	319	1,533
Real estate construction and land development	—	—	32	125
Consumer	72	6	86	26
Total recoveries	91	63	437	1,684
Net charge offs	(615)	(525)	(2,758)	(2,199)
Allowance for originated loan losses at end of period	$17,357	$20,533	$17,357	$20,533
Allowance for originated loan losses to total originated loans receivable	1.80%	2.35%	1.80%	2.35%
Ratio of net charge offs during period to average originated loans receivable	(0.07)%	(0.06)%	(0.30)%	(0.26)%

The allowance for loan losses for originated loans decreased $1.8 million to $17.4 million at September 30, 2013 from $19.1 million at December 31, 2012. The decrease was primarily due to net charge-offs recorded during the nine months ended September 30, 2013 of $2.8 million. The allowance for loan losses was not increased despite loan growth in the originated portfolio primarily due to the generally improving credit quality of the portfolio as well as the change in mix and volume of loan types. Nonperforming originated loans to total originated loans excluding portions guaranteed by governmental agencies decreased to 0.81% at September 30, 2013 from 1.28% at December 31, 2012 and the allowance for loan losses to nonperforming originated loans excluding portions guaranteed by governmental agencies was 221.68% at September 30, 2013 and 170.44% at December 31, 2012. Potential problem originated loans decreased $1.6 million to $26.6 million at September 30, 2013 from $28.3 million at December 31, 2012.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at September 30, 2013.

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
As indicated in the table below, total deposits increased $308.0 million, or 27.6%, to $1.43 billion at September 30, 2013 from $1.12 billion at December 31, 2012.

	September 30, 2013	% of Total	December 31, 2012	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$361,743	25.4%	$247,048	22.1%
NOW accounts	350,361	24.6	303,487	27.2
Money market accounts	233,177	16.3	157,728	14.1
Savings accounts	160,586	11.3	120,781	10.8
Total non-maturity deposits	1,105,867	77.6	829,044	74.2
Certificate of deposit accounts	320,118	22.4	288,927	25.8
Total deposits	$1,425,985	100.0%	$1,117,971	100.0%

Since December 31, 2012, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $276.8 million, or 33.4%, to $1.11 billion from $829.0 million and certificate of deposit accounts have increased $31.2 million, or 10.8%, from $288.9 million to $320.1 million. The increase in total deposits is primarily the result of the deposits assumed in the NCB and Valley Acquisitions, which totaled $60.4 million and $207.0 million at the January 9, 2013 and July 15, 2013 acquisition dates, respectively. In addition, $10.6 million of the increase in non-maturity deposits is due to one customer, which is expected to be withdrawn by the end of 2013. As a result of the change in volume and types of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 22.4% at September 30, 2013 from 25.8% at December 31, 2012.
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to our funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2013, the Bank had securities sold under agreements to repurchase totaling $22.7 million, an increase of $6.6 million from $16.0 million at December 31, 2012. The increase is the result of customer activity during the period.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2013, cash and cash equivalents totaled $135.1 million, or 8.1% of total assets. We additionally had $17.4 million of other interest earning deposits, of which $4.6 million are scheduled to mature within one year of the September 30, 2013 balance sheet date. The fair value of investment securities available for sale totaled $167.2 million at September 30, 2013; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $4.8 million, or less than 0.29% of total assets. At September 30, 2013, the Bank maintained credit facilities with the FHLB of Seattle for $261.5 million and credit facilities with the Federal Reserve Bank of San Francisco for $37.6 million, of which there were no borrowings outstanding at September 30, 2013. The Bank also maintains advance lines with Zions Bank, Wells Fargo, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $50.0 million as of September 30, 2013. There were no federal funds purchased as of September 30, 2013.
Stockholders’ equity at September 30, 2013 was $216.6 million compared with $198.9 million at December 31, 2012. During the three months ended September 30, 2013, the Company issued 1.5 million of Heritage common stock with a fair value of $24.2 million in the Valley Acquisition. During the nine months ended September 30, 2013, the Company realized net income of $8.9 million, declared and paid cash dividends of $5.4 million, recorded $2.4 million in other comprehensive loss, recorded stock-based compensation expense totaling $981,000, recorded $166,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $8.8 million.

Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Board. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Management believes the Company and Bank meet all capital adequacy requirement to which they are subject.
Pursuant to minimum capital requirements of the FDIC, Heritage Bank is required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively. As of September 30, 2013 and December 31, 2012, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories as of the date of this report.
On June 19, 2013, the Company merged its two subsidiary banks, Heritage Bank and Central Valley Bank, with Central Valley Bank being merged into Heritage Bank. Therefore, the tables below do not show the capital ratios for Central Valley Bank at September 30, 2013.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of September 30, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$64,189	4.0%	N/A	N/A	$186,150	11.6%
Tier 1 capital to risk-weighted assets	48,153	4.0	N/A	N/A	186,150	15.5
Total capital to risk-weighted assets	96,307	8.0	N/A	N/A	201,367	16.7
Heritage Bank
Tier 1 leverage capital to average assets	64,192	4.0	80,240	5.0	180,483	11.3
Tier 1 capital to risk-weighted assets	48,130	4.0	72,196	6.0	180,483	15.0
Total capital to risk-weighted assets	96,261	8.0	120,326	10.0	195,696	16.3
As of December 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$53,756	4.0%	N/A	N/A	$183,099	13.6%
Tier 1 capital to risk-weighted assets	39,232	4.0	N/A	N/A	183,099	18.7
Total capital to risk-weighted assets	78,464	8.0	N/A	N/A	195,561	19.9
Heritage Bank
Tier 1 leverage capital to average assets	47,112	4.0	58,890	5.0	149,613	12.7
Tier 1 capital to risk-weighted assets	34,121	4.0	51,181	6.0	149,613	17.5
Total capital to risk-weighted assets	68,241	8.0	85,302	10.0	160,457	18.8
Central Valley Bank
Tier 1 leverage capital to average assets	6,632	4.0	8,289	5.0	16,953	10.2
Tier 1 capital to risk-weighted assets	5,081	4.0	7,622	6.0	16,953	13.4
Total capital to risk-weighted assets	10,162	8.0	12,703	10.0	18,562	14.6

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rule:

•
Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-

qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which are the Company’s predominant sources of income. On July 23, 2013, the Company’s Board of Directors declared a regular cash dividend of $0.08 per share and a special cash dividend of $0.10 per share both payable on August 15, 2013, to shareholders of record on August 6, 2013. On October 23, 2013, the Company’s Board of Directors declared a regular cash dividend of $0.08 per share payable on November 15, 2013, to shareholders of record on November 5, 2013.

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
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the nine months ended September 30, 2013, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. During the three and nine months ended September 30, 2013, the Company repurchased 544,000 shares at an average purchase price of $15.88 per share under this tenth plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under this tenth plan. The Company repurchased 490 and 12,809 shares at an average price of $16.01 and $14.24 to pay withholding taxes on restricted stock that vested during the three and nine months ended September 30, 2013, respectively.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	345,100	$15.95	7,205,348	160,100
August 1, 2013 – August 31, 2013	199,356	15.66	7,205,348	160,100
September 1, 2013 – September 30, 2013	34	15.92	7,205,348	160,100
Total	544,490	$15.84	7,205,348	160,100

(1)
Common shares repurchased by the Company between July 1, 2013 and September 30, 2013 includes the cancellation of 490 shares of restricted stock to pay withholding taxes on restricted stock that vested during the three months ended September 30, 2013 at an average price of $16.01 per share.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.

2.1	Purchase and Assumption Agreement for Cowlitz Bank Transaction (1)

2.2	Purchase and Assumption Agreement for Pierce Commercial Bank Transaction (2)

2.3	Definitive Agreement for Valley Community Bancshares, Inc. (3)

3.1	Articles of Incorporation (4)

3.2	Bylaws of the Company (5)

4.2	Warrant for purchase (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Transition Employment and Retirement Agreement between Heritage Financial Corporation and D. Michael Broadhead, dated April 8, 2013 (11)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (12)

10.7	Annual Incentive Compensation Plan (13)

10.8	2010 Omnibus Equity Plan (14)

10.9	Deferred Compensation Plan and Participation Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson dated September 7, 2012 (15)

10.10	Employment Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson dated September 7, 2012 (15)

10.11	Change in Control Agreement by and between Heritage Bank and David A. Spurling (16)

11.0	Statement regarding computation of earnings per share (17)

14.0	Code of Ethics and Conduct Policy (18)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Financial Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements(19)

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

HERITAGE FINANCIAL CORPORATION

Date:	November 1, 2013	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:	November 1, 2013	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.