Form 10-K
period 2013-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2014-03-11
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $208,300,000 and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2013.
The registrant had 16,216,367 shares of common stock outstanding as of February 25, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION
FORM 10-K
December 31, 2013

PART 1

ITEM 1.     BUSINESS

General
Heritage Financial Corporation (the “Company” or "Heritage") is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank (the "Bank"). Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a nationally chartered commercial bank to a state chartered commercial bank. In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A., at which time Washington State Bank, N.A. was merged into Heritage Bank.
Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank. In 2013, the Company consolidated three of these branches into existing Heritage Bank branches. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010. On September 14, 2012, the Company announced that it had entered into a definitive agreement along with Heritage Bank, to acquire Northwest Commercial Bank (“NCB”), a full service commercial bank headquartered in Lakewood, Washington that operated two branch locations in Washington State (the “NCB Acquisition”). The acquisition of NCB was completed on January 9, 2013, at which time NCB was merged with and into Heritage Bank. The Lakewood branch was subsequently consolidated with an existing Heritage Bank branch in 2013. On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley" or "Valley Community Bancshares") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”) and its eight branches. The Valley Acquisition was completed on July 15, 2013. Subsequently, four of these branches were consolidated into existing branches and closed as of December 31, 2013.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, along with the Bank, and Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"), jointly announced the signing of a merger agreement pursuant to which Heritage and Washington Banking will enter into a strategic merger with Washington Banking merging into Heritage. Immediately following the merger, Whidbey will merge into the Bank. Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be in Olympia, Washington. The merger is anticipated to be completed in the second quarter of 2014. For additional information on this proposed merger, see Note 22 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary Heritage Bank. The deposits of the Bank are insured by the FDIC. Heritage Bank is headquartered in Olympia, Washington and conducts business in its thirty-five branch offices located in Washington and the greater Portland, Oregon area.
Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans, one-to-four family residential loans, and consumer loans. Historically the Bank would originate for sale purposes first mortgage loans on residential properties but this operation ceased in the second quarter of 2013.
The Company was a participant in the U.S. Department of the Treasury’s (“Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Plan, pursuant to which the Company sold (i) 24,000 shares of the Company’s

Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 276,074 shares of the Company’s common stock at $13.04 per share for an aggregate purchase price of $24.0 million in cash. Effective December 22, 2010, the Company redeemed all of the Series A Preferred Stock held by the Treasury. Effective August 17, 2011, the Company repurchased the Warrant and has no other obligations under TARP. For additional information, see Note 17 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Market Areas
We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and its thirty-five branch offices located along the I-5 corridor throughout Washington and the greater Portland, Oregon area. We additionally have offices located in eastern Washington primarily in the Yakima county.
Lending Activities
General.     Lending activities are conducted through Heritage Bank. Our focus is on commercial business lending. We also originate consumer loans, real estate construction and land development loans and one-to-four family residential loans. Commercial and industrial loans, including owner occupied commercial real estate loans, totaled $494.4 million, or 50.6% of total originated loans, as of December 31, 2013, and $465.7 million, or 53.3% of total originated loans, as of December 31, 2012 and non-owner occupied commercial real estate totaled $354.5 million, or 36.3%, as of December 31, 2013 and $265.8 million, or 30.4% of total originated loans, as of December 31, 2012. One-to-four family residential loans totaled $39.2 million, or 4.0% of total originated loans, at December 31, 2013, and $38.8 million, or 4.4% of total originated loans, at December 31, 2012. Real estate construction and land development loans totaled $63.8 million, or 6.5% of total originated loans, at December 31, 2013, and $77.3 million, or 8.8% of total originated loans, at December 31, 2012.
Our loans are originated under policies that are reviewed and approved annually by our board of directors. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely perform internal loan reviews of our loan portfolio to check for credit quality, proper documentation and compliance with laws and regulations.

The following table provides information about our originated loan portfolio by type of loan for the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2013		2012		2011		2010		2009
	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)
	(Dollars in thousands)
Originated loans:
Commercial business:
Commercial and industrial(1)	$494,362	50.6%	$465,734	53.3%	$440,471	52.5%	$392,301	52.8%	$408,622	52.8%
Non-owner occupied commercial real estate(1)	354,451	36.3	265,835	30.4	251,049	30.0	221,739	29.9	194,613	25.2
Total commercial business	848,813	86.9	731,569	83.7	691,520	82.5	614,040	82.7	603,235	78.0
One-to-four family residential(2)	39,235	4.0	38,848	4.4	37,960	4.5	47,505	6.5	53,623	7.0
Real estate construction and land development:
One-to-four family residential	18,593	1.9	25,175	2.9	22,369	2.7	29,377	4.0	46,060	6.0
Five or more family residential and commercial properties	45,184	4.6	52,075	5.9	54,954	6.6	28,588	3.8	49,665	6.4
Total real estate construction and land development(3)	63,777	6.5	77,250	8.8	77,323	9.3	57,965	7.8	95,725	12.4
Consumer	28,130	2.9	28,914	3.3	32,981	3.9	23,832	3.2	21,261	2.8
Gross originated loans	979,955	100.3	876,581	100.2	839,784	100.2	743,342	100.2	773,844	100.2
Less: deferred loan fees	(2,670)	(0.3)	(2,096)	(0.2)	(1,860)	(0.2)	(1,323)	(0.2)	(1,597)	(0.2)
Total originated loans	$977,285	100.0%	$874,485	100.0%	$837,924	100.0%	$742,019	100.0%	$772,247	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate

(2)	Excludes loans held for sale of $0, $1.7 million, $1.8 million, $764,000 and $825,000 as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)	Balances are net of undisbursed loan proceeds

(4)	Percent of total originated loan balance

The following table provides information about our purchased covered loan portfolio by type of loan for the years ended December 31, 2013, 2012, 2011 and 2010. There were no purchased covered loans for the year ended December 31, 2009. These balances are the recorded investment balance and are prior to deduction for the allowance for loan losses.

	December 31,
	2013		2012		2011		2010
	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Purchased covered loans:
Commercial business:
Commercial and industrial(1)	$39,056	61.3%	$60,577	68.6%	$76,674	70.1%	$92,265	71.7%
Non-owner occupied commercial real estate(1)	14,625	22.9	13,028	14.7	15,753	14.4	17,576	13.6
Total commercial business	53,681	84.2	73,605	83.3	92,427	84.5	109,841	85.3
One-to-four family residential	4,777	7.5	5,027	5.7	5,197	4.8	6,224	4.8
Real estate construction and land development:
One-to-four family residential	1,556	2.4	4,433	5.0	5,786	5.3	5,876	4.6
Total real estate construction and land development(2)	1,556	2.4	4,433	5.0	5,786	5.3	5,876	4.6
Consumer	3,740	5.9	5,265	6.0	5,947	5.4	6,774	5.3
Gross purchased covered loans	$63,754	100.0%	$88,330	100.0%	$109,357	100.0%	$128,715	100.0%
(1)Commercial and industrial loans include owner-occupied commercial real estate
(2)Balances are net of undisbursed loan proceeds
(3)Percent of total purchased covered loans

The following table provides information about our purchased non-covered loan portfolio by type of loan for the years ended December 31, 2013, 2012, 2011 and 2010. There were no purchased non-covered loans for the year ended December 31, 2009. These balances are the recorded investment balance and are prior to deduction for the allowance for loan losses.

	December 31,
	2013		2012		2011		2010
	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Purchased non-covered loans:
Commercial business:
Commercial and industrial(1)	$123,487	64.7%	$37,974	59.2%	$52,659	59.8%	$77,815	59.4%
Non-owner occupied commercial real estate(1)	45,528	23.9	11,019	17.2	12,833	14.5	18,435	14.0
Total commercial business	169,015	88.6	48,993	76.4	65,492	74.3	96,250	73.4
One-to-four family residential	3,847	2.0	3,040	4.7	2,743	3.1	4,986	3.8
Real estate construction and land development:
One-to-four family residential	1,131	0.6	513	0.8	1,381	1.6	3,816	2.9
Five or more family residential and commercial properties	3,471	1.8	864	1.4	1,078	1.2	1,244	1.0
Total real estate construction and land development(2)	4,602	2.4	1,377	2.2	2,459	2.8	5,060	3.9
Consumer	13,417	7.0	10,713	16.7	17,420	19.8	24,753	18.9
Gross purchased non-covered loans	$190,881	100.0%	$64,123	100.0%	$88,114	100.0%	$131,049	100.0%
(1)Commercial and industrial loans include owner-occupied commercial real estate
(2)Balances are net of undisbursed loan proceeds
(3)Percent of total purchased non-covered loans

The following table presents at December 31, 2013 (i) the aggregate contractual maturities of loans in the named categories of our originated loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	Over 1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$141,527	$206,660	$500,626	$848,813
Real estate construction and land development	53,661	5,468	4,648	63,777
Total	$195,188	$212,128	$505,274	$912,590
Fixed rate loans, due after 1 year		$123,266	$160,110	$283,376
Variable or adjustable rate loans, due after 1 year		88,862	345,164	434,026
Total		$212,128	$505,274	$717,402
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied commercial real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender.” Before extending credit to a business we analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
At December 31, 2013 we had $848.8 million, or 86.9%, of our total originated loans receivable in commercial business loans with an average loan size of approximately $303,000, excluding zero outstanding balance loans.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.15 times for five or more family residential loans and 1.25 times for commercial real estate loans. Cash flow coverage is calculated using an “underwriting” interest rate that is higher than the note rate.
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
See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial business loans consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our non-owner commercial real estate loans, which includes five or more family residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”
One-to-Four Family Residential Loans
The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. Until the second quarter of 2013, we sold a significant portion of our one-to-four family residential loans in the secondary market.
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
Origination and Sales of One-to-Four Family Residential Loans
Historically, as part of the asset/liability management strategy, we sold a significant portion of our one-to-four family residential loans into the secondary market. We discontinued this strategy in the second quarter of 2013, which also set forth a reduction in mortgage department staffing. Currently, all mortgage loan originations are retained in the Bank's portfolio.
When we sold mortgage loans, we typically sold the servicing of the loans (i.e., collection of principal and interest payments). However, we serviced a minimal $49,000 and $84,000 in mortgage loans for others as of December 31, 2012 and 2011, respectively. We did not service any mortgage loans for others as of December 31, 2013.
The following table presents summary information concerning our origination and sale of our one-to-four family residential loans and the gains from the sale of loans.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
One-to-four family residential loans:
Originated(1)	$18,867	$35,730	$23,865	$18,605	$34,183
Sold	8,460	21,187	15,888	16,187	25,338
Gains on sales of loans, net(2)	142	295	285	226	288

(1)	Includes loans originated for our loan portfolio or for sale in the secondary market.

(2)	Excludes gains on sales of SBA loans.

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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$169,079	$126,162
Owner-occupied commercial real estate	2,812	2,151
Non-owner occupied commercial real estate	2,405	7,006
Total commercial business	174,296	135,319
One-to-four family residential	45	—
Real estate construction and land development:
One-to-four family residential	12,236	4,662
Five or more family residential and commercial properties	20,720	26,301
Total real estate construction and land development	32,956	30,963
Consumer	27,480	34,525
Total outstanding commitments	$234,777	$200,807
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
If a real estate loan payment is past due for 45 days or more, the collection manager may perform a review of the condition of the property. We may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is sold at a public sale and we bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan relative to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.
Real estate acquired by us is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value. If the estimated realizable value of the other real estate owned property declines after the acquisition date, the adjustment to the value is charged to other real estate owned expense, net.
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
Classification of Loans.    Federal regulations require that the Bank periodically evaluates the risks inherent in its loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have the authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount. We also have loans we classify as Watch and Other Assets Especially Mentioned (“OAEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans. Loans classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require closer monitoring.
The Bank routinely tests its problem loans for potential impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Problem loans that may be impaired are identified using the Bank's normal loan review procedures, which include post-approval reviews, monthly reviews by credit administration of criticized loan reports, scheduled internal reviews, underwriting during extensions and renewals and the analysis of information routinely received on a borrower’s financial performance.
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

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$5,524	$5,492	$8,266	$10,667	$9,728
One-to-four family residential	340	389	—	—	—
Real estate construction and land development	1,045	6,420	14,947	15,816	25,108
Consumer	38	157	125	—	—
Total nonaccrual originated loans(1)(2)	6,947	12,458	23,338	26,483	34,836
Noncovered other real estate owned	4,377	5,406	3,710	3,030	704
Total nonperforming originated assets	$11,324	$17,864	$27,048	$29,513	$35,540
Restructured originated performing loans:
Commercial business	$14,043	$14,237	$12,606	$394	$425
One-to-four family residential	252	422	835	—	—
Real estate construction and land development	6,043	361	364	—	—
Consumer	101	19	—	—	—
Total restructured originated performing loans(3)	$20,439	$15,039	$13,805	$394	$425
Accruing originated loans past due 90 days or more(4)	$6	$214	$1,328	$1,313	$277
Potential problem originated loans(5)	$34,504	$28,270	$29,742	$56,088	$53,086
Allowance for loan losses on originated loans	$17,153	$19,125	$22,317	$22,062	$26,164
Nonperforming originated loans to total originated loans(6)	0.53%	1.28%	2.57%	3.14%	4.21%
Allowance for loan losses on originated loans to total originated loans	1.76%	2.19%	2.66%	2.97%	3.38%
Allowance for loan losses on originated loans to nonperforming originated loans(6)	329.40%	170.44%	103.52%	94.73%	79.34%
Nonperforming originated assets to total originated assets(6)	0.68%	1.39%	2.14%	2.38%	3.32%

(1)
$2.5 million, $8.6 million, $11.7 million, $8.7 million and $17.0 million of originated nonaccrual loans were considered troubled debt restructures at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)
$1.7 million, $1.2 million, $1.8 million, $3.2 million and $2.3 million of originated nonaccrual loans were guaranteed by government agencies at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(3)
$1.2 million, $679,000 and $592,000 of originated performing restructured loans were guaranteed by government agencies at December 31, 2013, 2012 and 2011. There were no originated performing restructured loans guaranteed by government agencies at December 31, 2010 and 2009.

(4)
There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at December 31, 2013, 2012, and 2009. There were accruing originated loans past due 90 days or more of $6,000 and $92,000 guaranteed by government agencies at December 31, 2011 and 2010, respectively.

(5)
$1.8 million, $3.2 million, $2.8 million, $5.4 million and $7.2 million of originated potential problem loans were guaranteed by government agencies at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

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
Nonaccrual originated loans decreased to $6.9 million, or 0.53% of total originated loans, at December 31, 2013 from $12.5 million, or 1.28% of total originated loans, at December 31, 2012 due to the loan resolution efforts of our credit department. During the year ended December 31, 2013, approximately $3.9 million in principal payments were received on the nonaccrual loans and $2.4 million were transferred back to accrual. We also recorded $1.3 million in net charge-offs of originated nonaccrual loans of which $654,000 related to commercial business and $482,000 related to real estate construction loans. In addition, $663,000 of originated nonaccrual loans were transferred to other real estate owned during the year ended December 31, 2013. This decrease in total nonaccrual originated loans was partially offset by $2.7 million in additions to nonperforming originated loans which were outstanding as of December 31, 2013.
Nonperforming originated assets decreased to $11.3 million, or 0.68% of total originated assets, at December 31, 2013 from $17.9 million, or 1.39% of total originated assets, at December 31, 2012 due to a decrease in nonperforming originated loans discussed above as well as an overall decrease in the other real estate owned, noncovered. The other real estate owned balance decreased due to dispositions of $6.3 million offset partially by additions of $5.3 million ($2.3 million of which were acquired with the NCB Acquisition) during the year ended December 31, 2013.
Originated restructured performing loans as of December 31, 2013 and December 31, 2012 were $20.4 million and $15.0 million, respectively. The $5.4 million increase in originated restructured performing loans was primarily due to the addition of one borrowing relationship totaling $2.5 million at December 31, 2013 which was classified as performing troubled debt restructured during the second quarter of 2013. This relationship includes one-to-four family residential real estate construction and land development loans and the related specific valuation allowance on this relationship was $211,000 at December 31, 2013. The increase in the originated restructured performing loans as of December 31, 2013 was also due to a $2.4 million loan which was on nonaccrual at December 31, 2012 that was upgraded to accrual status during the year ended December 31, 2013 as the borrower continued to show sustainable financial improvement and further loss is not anticipated.
Troubled Debt Restructured Loans.    A troubled debt restructured loan (“TDR”) is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. The majority of the Bank's TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. The interest rate reductions can be for a period of time or over the remainder of the life of the loan. We may also bifurcate troubled credits into a “good” loan and a “bad” loan, whereas the good loan continues to accrue under the modified terms. We perform bifurcations to limit potential losses. The remainder of the Bank's TDRs are the result of converting revolving lines of credits to amortizing loans, changing amortizing loans to interest-only loans with balloon payments, or re-amortizing the loan over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Bank. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge-off the amount of forbearance if that amount is not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.
TDRs are considered impaired and are separately measured for impairment under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 310-10-35, whether on accrual or nonaccrual status. At December 31, 2013 and December 31, 2012, the balance of accruing TDRs was $20.4 million and $15.0 million, respectively. The related allowance for loan losses on the accruing TDRs was $2.2 million as of December 31, 2013 and $2.1 million as of December 31, 2012. At December 31, 2013, non-accruing TDRs were $2.5 million and had a related allowance for loan losses of $133,000. At December 31, 2012, non-accruing TDRs of $9.3 million had a related allowance for loan losses of $2.0 million.
A loan may have the TDR classification removed if (a) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (b) the loan is no longer impaired based on the terms of the restructured agreement. The Bank's policy is that the borrower must demonstrate six consecutive monthly payments in accordance with the modified loan before it can be reviewed for removal of TDR classification under the second criteria. However, the loan must be reported as a TDR in at least one of the Company’s Annual Report on Form 10-K. Once a loan has been classified as a TDR, it will continue to be disclosed as an impaired loan until paid off or charged-off, even if the loan subsequently is no longer disclosed as a TDR.
Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. Originated potential problem loans increased $6.2 million to $34.5 million at December 31, 2013 from $28.3 million at December 31, 2012.
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

The following table provides information regarding changes in our allowance for originated loan losses at and for the indicated periods:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan losses on originated loans at beginning of the year	$19,125	$22,317	$22,062	$26,164	$15,423
Provision for loan losses on originated loans	890	695	5,180	11,990	19,390
Charge-offs:
Commercial business	(2,985)	(3,702)	(2,690)	(8,106)	(2,668)
One-to-four family residential	—	(349)	(15)	(169)	(189)
Real estate construction and land development	(565)	(1,280)	(2,948)	(8,344)	(5,774)
Consumer	(241)	(293)	(316)	(73)	(192)
Total charge-offs	(3,791)	(5,624)	(5,969)	(16,692)	(8,823)
Recoveries:
Commercial business	808	1,579	821	243	1
One-to-four family residential	—	—	—	15	1
Real estate construction and land development	32	125	201	285	50
Consumer	89	33	22	57	122
Total recoveries	929	1,737	1,044	600	174
Net charge-offs	(2,862)	(3,887)	(4,925)	(16,092)	(8,649)
Allowance for originated loan losses at end of the year	$17,153	$19,125	$22,317	$22,062	$26,164
Originated loans outstanding at end of the year(1)	$977,285	$874,485	$837,924	$742,019	$772,247
Average originated loans receivable during the year(1)	948,511	855,923	833,441	717,159	787,527
Ratio of net charge-offs during the year to average originated loans receivable	(0.30)%	(0.45)%	(0.59)%	(2.24)%	(1.10)%
(1)Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses for originated loans at the indicated periods. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2013		2012		2011		2010		2009
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$13,962	86.6%	$12,554	83.5%	$12,888	82.3%	$14,350	82.5%	$12,137	77.8%
One-to-four family residential	564	4.0	637	4.4	416	4.5	500	6.5	550	7.0
Real estate construction	1,495	6.5	4,316	8.8	7,556	9.3	5,435	7.8	12,892	12.4
Consumer	531	2.9	748	3.3	547	3.9	846	3.2	361	2.8
Unallocated	601	—	870	—	910	—	931	—	224	—
Total allowance for originated loan losses (1)	$17,153	100.0%	$19,125	100.0%	$22,317	100.0%	$22,062	100.0%	$26,164	100.0%

(1)	Represents total originated loans outstanding in each category as a percent of gross originated loans.

Investment Activities
At December 31, 2013, our investment securities portfolio totaled $199.3 million, which consisted of $163.1 million of securities available for sale and $36.2 million of securities held to maturity. This compares with a total portfolio of $154.4 million at December 31, 2012, which was comprised of $144.3 million of securities available for sale and $10.1 million of securities held to maturity. The composition of the two investment portfolios by type of security, at each respective date, is presented in Note 4 to the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
Our investment policy is established by the Board of Directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Bank's lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities are not permitted under the policy.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2013		December 31, 2012		December 31, 2011
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	3.7%	$11,035	7.7%	$31,307	21.7%
Municipal securities	49,060	30.1	47,360	32.8	33,423	23.1
Corporate securities	—	—	—	—	8,097	5.6
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	108,035	66.2	85,898	59.5	71,775	49.6
Total	$163,134	100.0%	$144,293	100.0%	$144,602	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2013.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$2,025	0.19%	$2,960	1.04%	$565	1.92%	$489	1.25%
Municipal securities	139	5.57	7,950	3.51	19,094	3.77	21,877	3.21
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	1,978	1.73	27,854	2.19	78,203	2.31
Total	$2,164	0.53%	$12,888	2.63%	$47,513	2.83%	$100,569	2.50%
(1)Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31, 2013		December 31, 2012		December 31, 2011
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	4.7%	$1,740	17.2%	$1,799	14.9%
Municipal securities	24,290	67.2	2,946	29.2	3,566	29.5
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	25.2	4,245	42.0	5,412	44.7
Private residential collateralized mortgage obligations	1,048	2.9	1,168	11.6	1,316	10.9
Total	$36,154	100.0%	$10,099	100.0%	$12,093	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2013.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$73	4.98%	$—	—%	$1,767	3.74%	$—	—%
Municipal securities	1,714	1.53	10,707	2.10	9,883	3.53	2,002	3.95
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	47	6.49	3,446	2.99	5,496	2.99
Private residential collateralized mortgage obligations	—	—	—	—	—	—	1,205	3.42
Total	$1,787	1.67%	$10,754	2.20%	$15,096	3.43%	$8,703	3.27%
(1)Taxable equivalent weighted average yield.

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2013 the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $1.3 million and had an investment in FHLB stock carried at a cost basis (par value) of $5.7 million.
Consistent with its accounting policy, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment. The Company took into consideration that in September 2012, the FHLB of Seattle announced that it had been reclassified as adequately capitalized by its regulator, the Federal Housing Finance Agency(“Finance Agency”). Further, during the year ended December 31, 2012, the Finance Agency granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the Finance Agency. The FHLB of Seattle has been repurchasing stock throughout 2013.
Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the actions being taken by the FHLB of Seattle to address its regulatory situation and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the years ended December 31, 2013, 2012 and 2011. Despite improvements in the FHLB of Seattle’s regulatory situation, any deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
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
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. In addition, the Company utilizes repurchase agreements as a supplement to other funding sources.
During the year ended December 31 2013, non-maturity deposits (total deposits less certificate of deposit accounts) increased by $260.7 million, or 31.4%, to $1.09 billion. The increase was primarily a result of the non-maturity deposits acquired in the Northwest and Valley Acquisitions. The percentage of non-maturity deposits to total deposits increased to 77.9% at December 31, 2013 compared to 74.2% at December 3, 2012. As a result of this increase, the certificate of deposit accounts to total deposits decreased to 22.1% at December 31, 2013 from 25.8% at December 31, 2012.
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

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$349,902	25.0%	$247,048	22.1%	$230,993	20.4%
NOW accounts	352,051	25.2	303,487	27.2	304,818	26.8
Money market accounts	232,016	16.6	157,728	14.1	166,913	14.7
Savings accounts	155,790	11.1	120,781	10.8	103,716	9.1
Total non-maturity deposits	1,089,759	77.9	829,044	74.2	806,440	71.0
CDs	309,430	22.1	288,927	25.8	329,604	29.0
Total deposits	$1,399,189	100.0%	$1,117,971	100.0%	$1,136,044	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$541,793	0.19%	$466,268	0.27%	$453,509	0.41%
Savings accounts	143,412	0.11	113,119	0.18	103,170	0.35
CDs	307,464	0.81	306,772	0.98	355,167	1.20
Total interest bearing deposits	992,669	0.37	886,159	0.50	911,846	0.71
Noninterest demand deposits	308,582	—	237,888	—	205,862	—
Total deposits	$1,301,251	0.28%	$1,124,047	0.40%	$1,117,708	0.58%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more:

December 31, 2013
(In thousands)
Remaining maturity:
Three months or less	$44,895
Over three months through twelve months	78,144
Over twelve months through three years	37,040
Over three years	11,237
Total	$171,316
Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien single family mortgage loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2013, the Bank maintained an uncommitted credit facility with the FHLB of Seattle of $283.6 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $56.7 million, of which there were no advances or borrowings outstanding. The Bank also maintains advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $50.0 million as of December 31, 2013. At December 31, 2013 we had securities sold under agreement to repurchase of $29.4 million which were secured by available for sale investment securities.

The FHLB functions provide credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle limits advances to 20% of the Bank's assets.
There were no FHLB advances or federal funds purchased for the years ended December 31, 2013, 2012 or 2011.
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
The following is a brief discussion of certain laws and regulations applicable to Heritage Financial and Heritage Bank which is qualified in its entirety by reference to the actual laws and regulations.
Heritage Financial.    As a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve"), we are subject to regulation and supervision under the Bank Holding Company Act of 1956, as amended. This regulation and supervision is generally intended to ensure that we limit our activities to those allowed by law and that we operate in a safe and sound manner without endangering the financial health of Heritage Bank. As a bank holding company supervised by the Federal Reserve, we are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and assess us for the cost of such examination.
The Federal Reserve has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties and to issue cease and desist or removal orders. The Federal Reserve may also order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties. The FDIC is authorized to exercise comparable authority under the Federal Deposit Insurance Act and other statutes for state nonmember banks such as Heritage Bank.
The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. The Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary banks by having the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Dodd-Frank Act codified the source of strength policy and requires the issuance of implementing regulations. Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company parent of an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented of an undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may prohibit the bank holding company parent or the undercapitalized subsidiary bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. In addition, the Federal Reserve policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is consistent with the company’s capital needs, asset quality and overall condition.
We, and any subsidiaries which we may control, are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, we and our subsidiaries are prohibited from tying the provision of various products or services, such as extensions of credit, to other products or services offered by us, or our affiliates.

Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
For additional information, see “—Capital Adequacy” below.
Subsidiary Bank.    Heritage Bank is a Washington-chartered commercial bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Division.
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
The Bank is required to file periodic reports with the FDIC and the Division, and is subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of such assets. These examinations must be conducted every 12 months, except that well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.
Dividends paid by the Bank provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. For an additional discussion of restrictions on the payment of dividends, see Part II of “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” herein.
Capital Adequacy.    The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.
The Federal Reserve’s risk-based guidelines for bank holding companies establish a two-tier capital framework. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.
Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk- based capital ratios under these guidelines at December 31, 2013 were 4% and 8%, respectively. At December 31, 2013, we had consolidated Tier 1 risk-based capital and total risk-based capital of 15.5% and 16.8%, respectively.
The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2013, we had a consolidated leverage ratio of 11.3%.
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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.
The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5.0% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2013, the Bank was considered a “well capitalized” institution. For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2013, see Note 19 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by Heritage Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
As of December 31, 2013, the Bank met the requirements to be classified as “well-capitalized.”
Federal law generally bars institutions which are not well capitalized from soliciting or accepting brokered deposits bearing interest rates significantly higher than prevailing market rates.
The recently adopted final rule to strengthen regulatory capital standards will adjust the prompt corrective action categories accordingly.
Deposit Insurance and Other FDIC Programs.    The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules under which the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
The Dodd-Frank Act:    The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we will become subject to and that are discussed above under “- Capital Adequacy.”
In addition, among other changes, the Dodd-Frank Act requires public companies, like us, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.
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
We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our Bank's branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.

Employees
We had 373 full-time equivalent employees at December 31, 2013. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2013.

Name	Age as of December 31, 2013	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	59	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank	1996
Jeffrey J. Deuel	55	Executive Vice President, Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	52	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
D. Michael Broadhead	68	President of Central Valley Bank, a division of Heritage Bank	1986
David A. Spurling	60	Senior Vice President and Chief Credit Officer of Heritage Bank	1999
The business experience of each executive officer is set forth below.
Brian L. Vance is the President and Chief Executive Officer of Heritage and Chief Executive Officer of Heritage Bank as well as a director of Heritage.  Mr. Vance was appointed President and Chief Executive Officer of Heritage and Heritage Bank in 2006.  In 2003, Mr. Vance was appointed President and Chief Executive Officer of Heritage Bank and in 1998, Mr. Vance was named President and Chief Operating Officer of Heritage Bank. Mr. Vance joined Heritage Bank in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.
Jeffrey J. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage in September 2012.  In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management. He earned his Bachelor’s degree at Gettysburg College.
Donald J. Hinson became Executive Vice President and Chief Financial Officer of Heritage Bank in September 2012. In 2007 Mr. Hinson was appointed the Senior Vice President and Chief Financial Officer of Heritage and Heritage Bank. Mr. Hinson joined Heritage Bank in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelors of Science degree in Accounting from Central Washington University and is a licensed Certified Public Accountant.
D. Michael Broadhead has served as the President of Central Valley Bank since 1990 and in June 2013, Central Valley Bank merged into Heritage Bank but continues to operate as a division of Heritage Bank. The Company acquired Central Valley Bank in March 1999, and Mr. Broadhead had been with the bank since 1986.  Previously, Mr. Broadhead held positions with Farmers Home Administration and First Bank and Trust of Idaho where he held the position of Chief Executive Officer.

David A. Spurling became Executive Vice President and Chief Credit Officer of Heritage Bank in January 2014. Prior to that, he was the Senior Vice President and Chief Credit Officer of Heritage Bank beginning in 2007.  Mr. Spurling joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division. Mr. Spurling holds a Master’s Degree in Business Administration from the University of Washington and is Credit Risk Certified by the Risk Management Association.

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

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our completed FDIC-assisted transactions involving our assumption of deposits and the acquisition of assets of Cowlitz Bank (the "Cowlitz Acquisition") and Pierce Commercial Bank (the "Pierce Commercial Acquisition"), and together with the Cowlitz Acquisition, the "Cowlitz and Pierce Commercial Acquisitions" in 2010 and in the recently completed open-bank acquisitions of Northwest Commercial Bank and Valley Community Bancshares on January 9, 2013 and July 15, 2013, respectively. This risk is also present in the pending merger with Washington Banking Company;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders.

•
we completed two acquisitions during 2010 and two acquisitions during 2013 that enhanced our rate of growth. We also announced the merger of Washington Banking Company and its subsidiary, Whidbey Island Bank, in October 2013, which is currently expected to be completed in the second quarter of 2014. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve and Heritage Bank is subject to examination, supervision and comprehensive regulation by the FDIC and the Division. The Federal Reserve, FDIC and Division govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the requirement for additional capital, the imposition of restrictions on an institution’s operations, the reclassification of assets and the adequacy of an institution’s allowance for loan losses, the determination of the level of deposit insurance premiums assessed and the approval of merger transactions.
The potential exists for additional Federal or state laws and regulations regarding capital requirements, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to remain active in responding to concerns and trends identified in examinations, including the potential issuance of formal enforcement orders. Actions taken to date, as well as potential actions, may not have the beneficial effects that are intended. In addition, new laws, regulations, and other regulatory changes could increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our on-going operations, costs and profitability.
The Dodd-Frank Act, among other things, created a new CFPB, tightened capital standards and will continue to result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. However, it is expected that the legislation and implementing regulations may materially increase our operating and compliance costs.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Heritage Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor retroactive to January 1, 2009, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The legislation also increases the required minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company’s proxy materials. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than

100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and we anticipate changes to our investment strategies, which could negatively affect our earnings.
The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the statute are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reform and changes required by the Dodd-Frank Act. These new requirements are effective for the Company and the Bank on January 1, 2015 and establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.
The new regulations also change what qualifies as capital for purposes of meeting these various capital requirements, as well as the risk-weights of certain assets for purposes of the risk-based capital ratios. Under the new regulations, in order to be considered well-capitalized for prompt corrective action purposes, Heritage Bank will be required to maintain the following ratios: (1) a CET1 ratio of at least 6.5% of risk-weighted assets; (2) a Tier 1 capital ratio of at least 8.0% of risk-weighted assets; (3) a total capital ratio of at least 10.0% of risk-weighted assets; and (4) a leverage ratio of at least 5.0%.
The application of more stringent capital requirements for us and Heritage Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.
New regulations could restrict our ability to originate and sell mortgage loans.
The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	Negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
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
At December 31, 2013, our originated commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $848.8 million, or approximately 86.9% of our total originated loan portfolio. Approximately $5.5 million, or 0.7%, of our total originated commercial business loans were nonperforming at December 31, 2013. The majority of the nonperforming commercial business loans were commercial and industrial loans.
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
As of December 31, 2013, our non-owner occupied commercial real estate loans totaled $354.5 million, or 36.3% of our total originated loan portfolio.

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
As of December 31, 2013, our originated real estate construction and land development loans totaled $63.8 million, or 6.5% of our total originated loan portfolio. Of these loans, $18.6 million, or 1.9% of our total originated loan portfolio, were one-to-four family residential construction related and $45.2 million, or 4.6% of our total originated loan portfolio, were five-or-more family residential and commercial construction related. Approximately $1.0 million, or 1.6%, of our total originated construction loans were nonperforming at December 31, 2013.
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
For the year ended December 31, 2013 we recorded a total provision for loan losses of $3.7 million compared to $2.0 million for the year ended December 31, 2012. The provision related to the originated portfolio was $890,000 and $695,000 for the years ended December 31, 2013 and 2012, respectively. Our provision for loan losses on purchased loans was $2.8 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. We recorded net loan charge-offs of $3.4 million for the year ended December 31, 2013 compared to $4.3 million for the year ended December 31, 2012. The net charge-offs related to the originated portfolio was $2.9 million and $3.9 million for the years ended December 31, 2013 and 2012, respectively. Recently, we have been experiencing decreasing loan delinquencies and decreasing loan charge-offs. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy. The deterioration in the general economy has been a significant contributing factor to our current level of delinquencies and nonperforming loans. The economy has significantly impacted our commercial and industrial loan portfolio, which represented 64.7% of our nonaccrual originated loans at December 31, 2013. Slower sales and excess inventory in the housing market has been the primary cause of the increase in foreclosures for one-to-four family residential construction loans, which represented 15.0% of our nonperforming originated loans at December 31, 2013. At December 31, 2013 our total nonperforming originated loans were $6.9 million, or 0.53% of total originated loans, compared to $12.5 million or 1.28% of total originated loans at December 31, 2012. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
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
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2013, we had goodwill with a carrying amount of $29.4 million.
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
Historically low interest rates may adversely affect our net interest income and profitability.
During the past four years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has recently indicated its intention to maintain low interest rates through at least late 2014. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our profitability.
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
At December 31, 2013, we owned $5.7 million of stock of the FHLB of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and is subject to impairment testing pursuant to applicable accounting standards. In December 2008, the FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, or the FHFA, its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, on October 25, 2010, the FHLB received a consent order from the FHFA, which it has been operating under since that time. In September 2012, the FHLB of Seattle announced that its financial condition had improved and that the FHFA had authorized the FHLB Seattle to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share) as long as its financial condition does not deteriorate. After receiving FHFA approval, the FHLB of Seattle repurchased $24.1 million in excess capital stock in late September 2012. In July 2013 the FHLB announced that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. This represented the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations. Subsequently, the FHLB declared an additional dividend of $0.025 per share based on its third quarter 2013 financial results. In addition, the FHLB of Seattle repurchased $74.0 million in excess capital stock from January 1, 2013 to September 30, 2013. As a result of the FHLB of Seattle's improved financial condition, we have not recorded an impairment on our investment in FHLB stock. Further deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

The Company has no unresolved staff comments from the Securities and Exchange Commission ("SEC") as it relates to the Company's financial information as reported on Form 10-K.

ITEM 2.     PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2013 is comprised of 35 branches located throughout Washington and Oregon counties. The number of branches per county, as well as occupancy type, is detailed in the following table.

		Occupancy Type
County	Number of Branches	Owned	Leased
Pierce	13	8	5
King	6	2	4
Thurston	5	5	—
Yakima	5	5	—
Cowlitz	2	2	—
Clark	1	—	1
Multnomah	1	—	1
Mason	1	1	—
Kittitas	1	1	—
Total	35	24	11
One Thurston County branch and the one Kittitas County branch have land leases, which are not included in the leased section above as the building is owned.
For additional information concerning our premises and equipment and lease obligations, see Notes 9 and 20, respectively, to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.     LEGAL PROCEEDINGS

We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank, other than the matters described below.
Washington Banking, its directors and Heritage are named as defendants in two lawsuits pending in the Superior Court for the State of Washington in King County, Washington, which have been consolidated under the caption In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA. The consolidated litigation generally alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders by agreeing to the proposed merger at an unfair price and without an adequate sales process, because they have interests in the merger different from shareholders and by agreeing to deal protection provisions in the merger agreement that are alleged to prevent bids by third parties. The consolidated litigation also alleges that the disclosures in connection with the merger are misleading in various respects. Heritage is alleged to have aided and abetted the directors’ alleged breaches of their fiduciary duties.  The consolidated litigation seeks, among other things, an order enjoining the defendants from consummating the proposed merger, as well as attorneys’ and experts’ fees and certain other damages.
Heritage believes that the aiding and abetting claim against it lacks merit. Washington Banking and its directors and Heritage separately filed motions to dismiss the claims against them.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2013, we had approximately 1,302 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 16,210,747 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 25, 2014 was $17.50 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2013 Quarter ended,
	March 31	June 30	September 30	December 31
High	$15.22	$14.65	$16.45	$17.48
Low	$13.84	$13.25	$14.75	$15.01

For the interim period subsequent to the 2013 fiscal year through the last reported sales price on February 25, 2014, the high and low sales information price per share of our common stock as reported on the NASDAQ Global Selected Market was $18.48 and $16.18, respectively.

	2012 Quarter ended,
	March 31	June 30	September 30	December 31
High	$14.56	$14.65	$15.57	$15.23
Low	$12.25	$12.37	$13.44	$13.50
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.
The dividend activities for the years ended December 31, 2013 and 2012 and subsequent through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012
November 30, 2012	$0.30	November 26, 2012	December 6, 2012
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
The primary source for dividends paid to our shareholders is dividends paid to us from Heritage Bank. There are regulatory restrictions on the ability of our subsidiary bank to pay dividends. Under federal regulations, the dollar amount of dividends the bank may pay depends upon its capital position and recent net income. Generally, if an institution satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to a stock form of ownership, as Heritage Bank has done, may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual stock conversion.

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
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. There is no time limit on the tenth plan. On August 30, 2011, the Board of Directors approved the Company's ninth stock repurchase plan, authorizing the repurchase of up to 5% of the Company's outstanding share of common stock, or approximately 782,000 shares over a set period of twelve months.
The following table provides total repurchased shares and average share prices under the applicable Plans and years:

	Years Ended December 31,
	2013	2012	Plan Total
Ninth Plan
Repurchased shares	—	389,627	590,832
Stock repurchase average share price	—	$13.45	$12.83

Tenth Plan
Repurchased shares	544,000	52,900	596,900
Stock repurchase average share price	$15.88	$13.88	$15.70
During the years ended December 31, 2013 and 2012, the Company repurchased 13,138 and 3,419 shares at an average price of $14.29 and $14.08 to pay withholding taxes on restricted stock that vested during the years ended December 31, 2013 and 2012, respectively.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013—October 31, 2013	277	$16.06	7,205,348	160,100
November 1, 2013—November 30, 2013	—	—	7,205,348	160,100
December 1, 2013—December 31, 2013	52	16.72	7,205,348	160,100
Total	329	$16.16	7,205,348	160,100

(1)
Common shares repurchased by the Company between October 1, 2013 and December 31, 2013 included solely the cancellation of 329 shares of restricted stock to pay withholding taxes at an average price per share of $16.16.

The information regarding the Company’s equity compensation plan is contained under Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.

Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2008 and ending December 31, 2013. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2008, and that all dividends were reinvested in Heritage common stock.

Heritage Financial Corporation

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
Heritage Financial Corporation
NASDAQ Composite
NASDAQ Bank
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Year Ended December 31,
Index	2008	2009	2010	2011	2012	2013
Heritage Financial Corporation	$100.00	$113.44	$114.60	$106.78	$132.13	$158.12
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$71,428	$69,109	$74,120	$59,522	$53,341
Interest expense	3,724	4,534	6,582	8,511	11,645
Net interest income	67,704	64,575	67,538	51,011	41,696
Provision for loan losses	3,672	2,016	14,430	11,990	19,390
Noninterest income	9,651	7,272	5,746	18,779	5,988
Noninterest expense	59,515	50,392	49,703	38,011	28,216
Income tax expense (benefit)	4,593	6,178	2,633	6,435	(503)
Net income	9,575	13,261	6,518	13,354	581
Net income (loss) applicable to common shareholders	9,575	13,261	6,518	11,668	(739)
Earnings (loss) per common share(1)
Basic	0.61	0.87	0.42	1.05	(0.10)
Diluted	0.61	0.87	0.42	1.04	(0.10)
Dividend payout ratio to common shareholders(2)	68.9%	92.0%	90.5%	—%	(100.0)%
Performance Ratios:
Net interest spread(3)	4.69%	5.03%	5.23%	4.56%	4.25%
Net interest margin(4)	4.80	5.17	5.41	4.78	4.57
Efficiency ratio(5)	76.94	70.14	67.82	54.46	59.17
Return on average assets	0.62	0.98	0.48	1.16	0.06
Return on average common equity	4.58	6.52	3.17	8.15	(0.72)

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$1,659,038	$1,345,540	$1,368,985	$1,367,684	$1,014,859
Originated loans receivable, net	960,132	855,360	815,607	719,957	746,083
Purchased covered loans receivable, net	57,587	83,978	105,394	128,715	—
Purchased noncovered loans receivable, net	185,377	59,006	83,479	131,049	—
Loans receivable, net	1,203,096	998,344	1,004,480	979,721	746,083
Loans held for sale	—	1,676	1,828	764	825
FDIC indemnification asset	4,382	7,100	10,350	16,071	—
Deposits	1,399,189	1,117,971	1,136,044	1,136,276	840,128
Securities sold under agreement to repurchase	29,420	16,021	23,091	19,027	10,440
Stockholders’ equity	215,762	198,938	202,520	202,279	158,498
Book value per common share	13.31	13.16	13.10	12.99	12.21
Equity to assets ratio	13.0%	14.8%	14.8%	14.8%	15.6%
Capital Ratios:
Total risk-based capital ratio	16.8%	19.9%	20.3%	21.5%	20.7%
Tier 1 risk-based capital ratio	15.5	18.7	19.0	20.2	19.4
Leverage ratio	11.3	13.6	13.8	13.9	14.6
Asset Quality Ratios:
Nonperforming originated loans to total originated loans (6)	0.53%	1.28%	2.57%	3.14%	4.21%
Allowance for loan losses on originated loans to total originated loans (6)	1.76	2.19	2.66	2.97	3.38
Allowance for loan losses on originated loans to nonperforming originated loans (6)	329.40	170.44	103.52	94.73	79.34
Nonperforming originated assets to total originated assets (6)	0.68	1.39	2.14	2.38	3.32
Other Data:
Number of banking offices	35	33	33	31	20
Number of full-time equivalent employees	373	363	354	321	222

(1)	Effective January 1, 2009, the Company adopted FASB ASC 03-6-1.

(2)	Dividend payout ratio is declared dividends per common share divided by basic earnings (loss) per common share.

(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest earning assets.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

(6)
Nonperforming originated loan balances exclude portions guaranteed by governmental agencies of $1.7 million, $1.2 million, $1.8 million, $3.2 million and $2.3 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

ITEM 7.	MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2013 audited Consolidated Financial Statements and notes to those financial statements included in this Form 10-K.
This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and the proposed Washington Banking Company transactions described in this Form 10-K, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

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

•
results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Division or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

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
The Company considers its most critical accounting estimates to be the allowance for loan losses, estimations of expected cash flows related to purchased impaired loans, business combinations, other than temporary impairments in the market value of investments and consideration of potential impairment of goodwill.
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
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2013 and 2012—Provision for Loan Losses” below, Part I of “Item 1. Business—Analysis of Allowance for Loan Losses” as well as Note 6 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Business Combinations.    The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination.
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
Goodwill.    Goodwill represents the excess of the purchase price over the net assets acquired in the purchases of Valley Community Bancshares, Western Washington Bancorp and North Pacific Bank. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.
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
During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. While the Company adopted the ASU in 2011, for the year ended December 31, 2013, the Company completed step one of the two-step process and concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.

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
Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe is conservative while at the same time maintaining our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan reviews.
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn afflicting the Pacific Northwest better than many of our competitors. As of December 31, 2013, the ratio of our allowance for loan losses on originated loans to total originated loans was 1.76% and the ratio of the allowance for loan losses on originated loans to nonperforming originated loans was 329.40%. Our liquidity position is also strong, with $130.4 million in cash and cash equivalents as of December 31, 2013. As of December 31, 2013, the regulatory capital ratios of our subsidiary bank was well in excess of the levels required for “well-capitalized” status, and our consolidated total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 16.8%, 15.5% and 11.3%, respectively.

Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2013, as a percentage of our total deposits, non-maturity deposits were 77.9%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.
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

Financial Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality.
The Company has focused on expanding business over the past five years. In 2010, the Company completed two FDIC-assisted transactions of Cowlitz Bank in July 2010 and Pierce Commercial Bank in November 2010. In 2013, the Company completed two open-bank acquisitions of Northwest Commercial Bank in January 2013 and Valley Community Bancshares in July 2013. In October 2013, the Company announced its proposed merger with Washington Banking Company. These acquisitions, together with organic growth of the business, has significantly increased the Company's net assets.
During the period from December 31, 2009 through December 31, 2013 our total assets have increased $644.2 million, or 63.5%, to $1.66 billion as of December 31, 2013 from $1.01 billion at December 31, 2009. The purchased loans receivable, net grew $243.0 million during this five year period due to the Company's acquisition focus. The originated loans receivable, net grew $214.0 million, or 28.7%, to $960.1 million as of December 31, 2013 from $746.1 million at December 31, 2009. Our emphasis in growing our commercial business loan portfolio resulted in an increase in originated commercial business loans of $245.6 million, or 40.7%, since December 31, 2009. Loan increases have benefited from both our emphasis in increasing our lending in our market areas, and also from the acquisitions of Valley, Northwest Commercial Bank, Pierce Commercial Bank and Cowlitz Bank.
Deposits increased $559.1 million, or 66.5%, to $1.40 billion at December 31, 2013 from $840.1 million at December 31, 2009. From December 31, 2009 to December 31, 2013, non-maturity deposits (total deposits less certificate of deposit accounts) increased $553.5 million, or 103.2% to $1.09 billion at December 31, 2013. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 22.1% at December 31, 2013 from 36.1% at December 31, 2009.
Stockholders’ equity has increased by $57.3 million to $215.8 million at December 31, 2013 from $158.5 million at December 31, 2009 due primarily to a combination of earnings and issuances of common stock, partially offset by redemption of preferred stock, repurchases of common stock and declaration of cash dividends. Our annual net income increased by 1,548.0%, or $9.0 million, to $9.6 million for the year ended December 31, 2013 from $581,000 for the year ended December 31, 2009 due primarily to an increase of $26.0 million in net interest income that exceeded an increase in noninterest expense of $31.3 million, and a decrease in the provision for loan losses of $15.7 million.

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

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,124,828	$67,630	6.01%	$996,186	$65,588	6.58%	$981,848	$70,114	7.14%
Taxable securities	117,132	1,918	1.64	118,124	2,195	1.86	129,217	2,912	2.25
Nontaxable securities	64,018	1,539	2.40	42,272	1,097	2.60	25,122	821	3.27
Other interest earning assets	104,770	341	0.33	92,324	229	0.25	111,430	273	0.24
Total interest earning assets	$1,410,748	$71,428	5.06%	$1,248,906	$69,109	5.53%	$1,247,617	$74,120	5.94%
Noninterest earning assets	129,324			105,166			102,691
Total assets	$1,540,072			$1,354,072			$1,350,308
Interest Bearing Liabilities:
Certificates of deposit	$307,464	$2,478	0.81%	$306,772	$3,016	0.98%	$355,167	$4,274	1.20%
Savings accounts	143,412	164	0.11	113,119	204	0.18	103,170	361	0.35
Interest bearing demand and money market accounts	541,793	1,031	0.19	466,268	1,249	0.27	453,509	1,868	0.41
Total interest bearing deposits	992,669	3,673	0.37	886,159	4,469	0.50	911,846	6,503	0.71
FHLB advances and other borrowings	—	—	—	—	—	—	1	—	0.30
Securities sold under agreement to repurchase	19,102	51	0.26	18,314	65	0.35	19,301	79	0.41
Total interest bearing liabilities	$1,011,771	$3,724	0.37%	$904,473	$4,534	0.50%	$931,148	$6,582	0.71%

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Demand and other noninterest bearing deposits	308,582			237,888			205,862
Other noninterest bearing liabilities	10,543			8,310			7,795
Stockholders’ equity	209,176			203,401			205,503
Total liabilities and stock-holders’ equity	$1,540,072			$1,354,072			$1,350,308
Net interest income		$67,704			$64,575			$67,538
Net interest spread			4.69%			5.03%			5.23%
Net interest margin			4.80%			5.17%			5.41%
Average interest earning assets to average interest bearing liabilities			139.43%			138.08%			133.99%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$7,735	$(5,693)	$2,042	$944	$(5,470)	$(4,526)
Taxable securities	(16)	(261)	(277)	(139)	(578)	(717)
Nontaxable securities	523	(81)	442	388	(112)	276
Other interest earning assets	40	72	112	(50)	6	(45)
Interest income	$8,282	$(5,963)	$2,319	$1,143	$(6,154)	$(5,012)
Interest Bearing Liabilities:
Certificates of deposit	$5	$(543)	$(538)	$(475)	$(783)	$(1,258)
Savings accounts	35	(75)	(40)	18	(174)	(156)
Interest bearing demand and money market accounts	144	(362)	(218)	34	(653)	(619)
Total interest bearing deposits	184	(980)	(796)	(423)	(1,610)	(2,033)
FHLB advances and other borrowings	—	—	—	—	—	—
Securities sold under agreement to repurchase	2	(16)	(14)	(4)	(11)	(15)
Interest expense	$186	$(996)	$(810)	$(427)	$(1,621)	$(2,048)
Net Interest Income	$8,096	$(4,967)	$3,129	$1,570	$(4,533)	$(2,964)

Results of Operations for the Years Ended December 31, 2013 and 2012
Earnings Summary.    Net income applicable to common shareholders of $0.61 per diluted common share was recorded for the year ended December 31, 2013 compared to $0.87 per diluted common share for the year ended December 31, 2012. Net income for the year ended December 31, 2013 was $9.6 million compared to net income of $13.3 million for the same period in 2012. The $3.7 million decrease was primarily the result of a $9.1 million increase in noninterest expense and a $1.7 million increase in the provision for loan losses, partially offset by a $2.3 million increase in interest income, a $2.4 million increase in noninterest income, a $1.6 million decrease in income tax expense and a $810,000 decrease in interest expense. The Company’s efficiency ratio increased to 76.9% for the year ended December 31, 2013 from 70.1% for the year ended December 31, 2012 primarily due to increases in the noninterest expense of $5.1 million related to the 2013 Company initiatives including the acquisitions and system conversions of Northwest Commercial Bank and Valley Bank, the merger of Central Valley Bank, the core system conversion, the consolidation of existing branches and the proposed Washington Banking Company merger. The details of these expenses are included in the "Noninterest Expense" section below.
Net Interest Income.    Net interest income increased $3.1 million, or 4.8%, to $67.7 million for the year ended December 31, 2013 compared to $64.6 million for the previous year. The increase in net interest income was due primarily to increases in average interest earning assets, substantially attributable to the NCB and Valley Acquisitions, and the results of the positive effects of the discount accretion on the acquired loan portfolios for the year ended December 31, 2013. The increase in net interest income was partially offset by the decrease in the net interest margins due primarily to lower contractual loan note rates in the current lending environment. Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 2013 decreased 37 basis points to 4.80% from 5.17% for the previous year. Our net interest spread for the year ended December 31, 2013 decreased to 4.69% from 5.03% for the prior year.
Total interest income increased $2.3 million, or 3.4%, to $71.4 million for the year ended December 31, 2013, from $69.1 million for the year ended December 31, 2012. The increase in interest income was due primarily to the effects of the NCB and Valley Acquisitions and the positive effects of the accretable discount, offset partially by lower yields on interest earning assets. During the year ended December 31, 2013, the Company recorded approximately $2.7 million of discount accretion into interest income that related to the NCB and Valley Acquisitions. This income would be in addition to the acquired loans' contractual interest income. The balance of average interest earning assets

(including nonaccrual loans) increased $161.9 million, or 13.0%, to $1.41 billion for the year ended December 31, 2013 from $1.25 billion for the year ended December 31, 2012. The majority of this increase in interest earning assets was a result of the NCB and Valley Acquisitions. The Company acquired combined fair value at respective acquisition dates of $14.9 million in interest earning deposits, $57.1 million in investment securities and $168.6 million in noncovered loans. The Company additionally generated organic growth by increasing the originated loan receivable balance by $102.8 million, or 11.8%, to $977.3 million at December 2013 from $874.5 million at December 2012.
The yield on interest earning assets decreased 47 basis points to 5.06% for the year ended December 31, 2013 from 5.53% for the year ended December 31, 2012. The decrease in the yield on interest earning assets for the year ended December 31, 2013 reflects the decreased loan yields due primarily to lower contractual note rates as well as the effects of the overall discount accretion on all the acquired loan portfolios. The effect of discount accretion on net interest margin for the year ended December 31, 2013 and December 31, 2012 is as follows:

	Years Ended December 31,
	2013	2012
Net interest margin, excluding incremental accretion on purchased loans (1)	4.32%	4.67%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.48	0.50
Net interest margin	4.80%	5.17%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

Yield on interest earning assets was additionally reduced by nonaccruing loans. For the years ended December 31, 2013 and December 31, 2012, originated nonaccruing loans reduced the yield on interest earning assets by approximately five basis points and seven basis points, respectively. Originated nonaccrual loans totaled $6.9 million at December 31, 2013 compared to $12.5 million at December 31, 2012.
Interest income on taxable and nontaxable investment securities increased $165,000 to $3.5 million for the year ended December 31, 2013 from $3.3 million for the year ended December 31, 2012 due primarily to an increase in the average investment securities as a result of the NCB and Valley Acquisitions offset by lower yields earned on the investment securities in 2013 as a result of declining interest rates. The changes in average balances and interest income on interest earning deposits and FHLB stock and Pacific Coast Bankers Bank ("PCBB") stock had minimal impact on net interest margins for the years ended December 31, 2013 and 2012.
Total interest expense decreased by $810,000, or 17.9%, to $3.7 million for the year ended December 31, 2013 from $4.5 million for the year ended December 31, 2012. The decrease in interest expense was due to lower rates paid on interest bearing liabilities, reflecting the relatively low interest rate environment. The average rate paid on interest bearing liabilities decreased to 0.37% for the year ended December 31, 2013 from 0.50% for the year ended December 31, 2012. Total average interest bearing liabilities increased by $107.3 million, or 11.9%, to $1.012 billion for the year ended December 31, 2013 from $904.5 million for the year ended December 31, 2012. The increase in average interest bearing liabilities was due primarily to the NCB and Valley Acquisitions which had a combined fair value at the acquisitions dates of $267.5 million, offset by deposit run-off anticipated from the acquisitions and consolidation of existing bank branches.
Provision for Loan Losses.    The provision for loan losses increased $1.7 million, or 82.1%, to $3.7 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012. The Bank has established a comprehensive methodology for determining the allowance for loan losses and related provision for loan losses on originated loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses and the related provision for loan losses.
The provision for loan losses on originated loans increased $195,000, or 28.1%, to $890,000 for the year ended December 31, 2013 from $695,000 for the year ended December 31, 2012. The increase in provision expense for originated loans was due to the default of one significant borrower offset by an improvement in the environmental factors as well as lower net charge-offs on originated loans during the year ended December 31, 2013 compared the prior year.

The Bank had net charge-offs on originated loans of $2.9 million for the year ended December 31, 2013 compared to $3.9 million for the year ended December 31, 2012. The ratio of net charge-offs to average total originated loans outstanding was 0.30% for the year ended December 31, 2013 and 0.45% for the year ended December 31, 2012. For the year ended December 31, 2013, the Company had $3.8 million of gross charge-offs of which $1.6 million related to one borrower. At December 31, 2012, the Bank had not provided for a related specific valuation allowance for this borrower and had generally reserved (based on ALL allocation) $389,000, resulting in an estimated provision expense of $1.2 million during 2013 based on the unfavorable resolution of this loan. Total originated loans at December 31, 2013 and 2012 were $980.0 million and $876.6 million, respectively. The general allowance as a percentage of non-impaired loans was 1.48% and 1.74% at December 31, 2013 and 2012, respectively. The decrease in the percentage during the noted periods is due to reduction in the historical loss factors, change in the mix of loans, and a general improvement in the credit environment.
The following table outlines the allowance for loan losses and related outstanding loan balances at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$14,054	$14,766
Gross originated loan balance of non-impaired loans	952,569	849,084
Percentage	1.48%	1.74%

Specific Valuation Allowance:
Allowance for loan losses	$3,099	$4,359
Gross originated loan balance of impaired loans	27,386	27,497
Percentage	11.32%	15.85%

Total Allowance for Loan Losses:
Allowance for loan losses	$17,153	$19,125
Gross originated loan balance	979,955	876,581
Percentage	1.75%	2.18%
The allowance for loan losses on originated loans decreased by $2.0 million, or 10.3%, to $17.2 million at December 31, 2013 from $19.1 million at December 31, 2012. As of December 31, 2013, the Bank identified $6.9 million of originated nonperforming loans and $20.4 million of originated performing restructured loans for a total of$27.4 million of impaired loans. Of these impaired loans, $16.5 million have no allowances for credit losses as their estimated collateral value or expected cash flow is equal to or exceeds their carrying costs. The remaining $10.9 million have related allowances for credit losses totaling $3.1 million. Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $17.2 million at December 31, 2013 (1.76% of total originated loans and 329.4% of nonperforming originated loans, excluding government guarantees) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The provision for loan losses on purchased loans increased $1.5 million, or 110.6%, to $2.8 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012. As of the acquisition date, purchased loans were recorded at their estimated fair value, incorporating our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or remaining projected cash flows are less than originally estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized. However, provisions on the purchased covered loans would be primarily offset by a corresponding increase in the FDIC indemnification asset recognized within noninterest income. To the extent actual or remaining projected cash flows are more than originally estimated, the increase in cash flows is recognized prospectively in interest income.
The provision for loan losses on purchased loans recorded for the year ended December 31, 2013 was a result of several specific loan events. The Bank resolved one significant covered loan which generated approximately $585,000 in provision expense. There was also the default of three large borrowers which caused $950,000 in provision expense. The Bank also experienced significant collateral deficiency on one borrower which added an additional $1.1 million in provision expense. The impact of these events was partially offset by the general improvements in the remaining loans' expected cash flows. The balance of the purchased other impaired loans (loans which showed credit quality issues after acquisition) increased to $6.7 million at December 31, 2013 from $2.2 million at December 31, 2012. The Bank recorded charge-offs of $580,000 for the purchased other loans for the year ended December 31, 2013 as compared to $450,000 for the year ended December 31, 2012.
The allowance for loan losses on purchased loans increased $2.2 million, or 23.3% to $11.7 million at December 31, 2013 from $9.5 million at December 31, 2012. The increase was primarily the result of the specific purchased loans described above, offset by the general improvements in the expected cash flow of the purchased loans. To the extent that the loan pools have allowance for loan losses, the yields on the loan pools will generally remain constant until such time that the pool's estimated cash flows become greater than the allowance.
While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolios, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see “Item 1. Business—Analysis of Allowance for Loan Losses.”
Noninterest Income.    Total noninterest income increased $2.4 million, or 32.7%, to $9.7 million for the year ended December 31, 2013 compared to $7.3 million for the prior year. The components of the noninterest income and the changes from prior year are as follows:

	Years Ended December 31,
	2013	2012	Change 2013 vs. 2012	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$399	$—	$399	100.0%
Service charges and other fees	5,936	5,516	420	7.6
Merchant Visa income, net	862	685	177	25.8
FDIC loss sharing income, net	(181)	(1,033)	852	82.5
Other income	2,635	2,104	531	25.2
Total noninterest income	$9,651	$7,272	$2,379	32.7%
The FDIC loss sharing income, net includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans. The increase in net FDIC loss sharing income was primarily due to the $609,000 decrease in amortization expense of $1.3 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012. The decrease in the amortization expense was primarily due to the declining indemnification asset balance. The balance of the indemnification asset at December 31, 2013 was $4.4 million compared to $7.1 million at December 31, 2012. The net FDIC loss sharing income also increased due to an increase in the FDIC share of additional estimated losses which was an increase of income of $1.1 million for the year ended December 31, 2013 compared to $878,000 in prior year. Under the symmetrical accounting for acquired covered loans, an increase in the provision for loan losses on covered loans will generally have a related increase in the FDIC share of additional estimated losses. The provision for loan losses on covered loans was $1.9 million for the year ended December 31, 2013 compared to $446,000 for the year ended December 31, 2012.
Other income increased $531,000, or 25.2%, to $2.6 million for the year ended December 31, 2013 from $2.1 million for the year ended December 31, 2012 primarily due to the gain on sale of a bank branch of $596,000. The $420,000 increase in service charges and other fees to $5.9 million for the year ended December 31, 2013 compared to $5.5 million for the prior year was primarily the result of increased deposits and an expanded customer base. Deposits at December 31, 2013 increased to $1.40 billion at December 31, 2013 from $1.12 billion at December 31, 2012 primarily as a result of the NCB and Valley Acquisitions. The bargain purchase gain on bank acquisition of $399,000 for the year ended December 31, 2013 was the result of the NCB Acquisition in January 2013. See Note 2 of the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on the NCB Acquisition.
Noninterest Expense.    Noninterest expense increased $9.1 million or 18.1% to $59.5 million for the year ended December 31, 2013 compared to $50.4 million for the year ended December 31, 2012.

The following table presents the key components of noninterest expense and the change from prior year:

	Years Ended December 31,
	2013	2012	Change 2013 vs. 2012	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$31,612	$29,020	$2,592	8.9%
Occupancy and equipment	9,724	7,365	2,359	32.0
Data processing	4,806	2,555	2,251	88.1
Marketing	1,598	1,517	81	5.3
Professional services	3,936	2,543	1,393	54.8
State and local taxes	1,150	1,226	(76)	(6.2)
Impairment loss on investment securities, net	38	78	(40)	(51.3)
Federal deposit insurance premium	1,001	1,002	(1)	(0.1)
Other real estate owned, net	309	316	(7)	(2.2)
Other expense	5,341	4,770	571	12.0
Total noninterest expense	$59,515	$50,392	$9,123	18.1%
The increase in total noninterest expense for the year ended December 31, 2013 was due primarily to increased expenses related to 2013 Company initiatives. These initiatives include the NCB and Valley Acquisitions, the merger of Central Valley Bank and the proposed merger of Washington Banking Company, all of which are discussed in Notes 1 and 2 to the Consolidated Financial Statements in "Item. 8 Financial Statements and Supplementary Data". Additionally, a core system conversion occurred in fourth quarter of 2013 whereby after 18 years of using FiServ's Total Plus core system, the Company converted to FiServ's DNA platform which provides a variety of efficiencies in all operation areas of the Bank. The consolidation of existing branches also occurred in the fourth quarter of 2013 with the Company consolidating three Heritage branch locations to nearby branches. The table below includes each of the Company's major initiatives as well as the direct costs associated with the initiatives for the years ended December 31, 2013 and 2012. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payment made in conjunction with these initiatives. The amounts do not include costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Years Ended December 31,
	2013	2012
	(In thousands)
Company Initiatives:
NCB Acquisition	$794	$616
CVB Merger	220	—
Valley Acquisition	2,118	—
Core system conversion	842	—
Consolidation of existing branches	238	—
Proposed Washington Banking merger	890	—
Total noninterest expense	$5,102	$616

The following table further segregates the Company initiative costs by financial statement caption.

	Years Ended December 31,
	2013	2012
	(In thousands)
Expense Caption:
Compensation and employee benefits	$475	$—
Occupancy and equipment	1,328	—
Data processing	1,291	—
Marketing	34	—
Professional services	1,876	610
Other expense	98	6
Total noninterest expense	$5,102	$616

The types of expenses associated with the significant expense categories in the table above are summarized as follows:

•	Compensation and employee benefits expense consisted substantially of retention bonus and severances packages paid to transition employees.

•	Occupancy and equipment expense consisted primarily of lease termination costs.

•	Data processing expense consisted of costs relating to the Company’s core system conversion as well as conversions of Northwest Commercial Bank and Valley Bank.

•
Professional services expense related to fees paid to: (1) financial advisors for the NCB Acquisition, the Valley Acquisition and the proposed Washington Banking Merger, (2) attorney, accountant and consultant fees related to mergers and acquisitions, and (3) consultant fees relating to the core system conversion.

Other expense includes, but is not limited to, items such as amortization of intangible assets, courier services, travel expenses, investor relations, and certain employee-related costs such as travel and meals. The increase in other expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was partly due to the increase in amortization of intangible assets of approximately $116,000 as a result of the NCB and Valley Acquisitions. The investor relations expense increased $115,000 as a result of the NCB and Valley Acquisitions as well as the proposed Washington Banking merger. The remaining increases in other expense are the result of a general increase due to the growth of the Company during the year ended December 31, 2013 which is demonstrated by the increase in total assets from $1.35 billion at December 31, 2012 to $1.66 billion at December 31, 2013.
The efficiency ratio for the year ended December 31, 2013 was 76.9% compared to 70.1% for the same period in the prior year. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The increase in the ratio for the year ended December 31, 2013 was primarily related to the increase in noninterest expense as described above. While growth strategies are being executed, the Company expects to incur higher noninterest expenses as evidenced by the current increasing efficiency ratio. Noninterest expenses are expected to be more in line with income when these growth strategies begin producing long term results.
Income Tax Expense.    The provision for income taxes decreased by $1.6 million to an expense of $4.6 million for the year ended December 31, 2013 from an expense of $6.2 million for the year ended December 31, 2012. The Company’s effective income tax rate was 32.4% for the year ended December 31, 2013 compared to 31.8% for the same period in 2012. The increase in the Company’s effective income tax rate from the prior year was primarily due to increased non-deductible acquisition expenses.

Results of Operations for the Years Ended December 31, 2012 and 2011
Earnings Summary.    Net income applicable to common shareholders was $0.87 per diluted common share for the year ended December 31, 2012 compared to $0.42 per diluted common share for the year ended December 31, 2011. Net income for the year ended December 31, 2012 was $13.3 million compared to net income of $6.5 million for the same period in 2011. The $6.7 million increase was primarily the result of a $12.4 million decrease in the provision for loan losses and a $2.0 million decrease in interest expense, partially offset by a $5.0 million decrease in interest income and a $3.5 million increase in income tax expense. The Company’s efficiency ratio increased to 70.1% for the year ended December 31, 2012 from 67.8% for the year ended December 31, 2011 partially due to increases in the compensation and employee benefits expense and expenses related to the acquisition of Northwest Commercial Bank which closed in January 2013.
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
The provision for loan losses on originated loans decreased $4.5 million, or 86.6%, to $695,000 for the year ended December 31, 2012 from $5.2 million for the year ended December 31, 2011. The Bank had net charge-offs on originated loans of $3.9 million for the year ended December 31, 2012 compared to $4.9 million for the year ended December 31, 2011. The decrease in provision expense for originated loans was substantially due to an improvement in the environmental factors as well as lower net charge-offs on originated loans during the year ended December 31, 2012 compared to the prior year. The ratio of net charge-offs to average total originated loans outstanding was 0.45% for the year ended December 31, 2012 and 0.59% for the year ended December 31, 2011.
The allowance for loan losses on originated loans decreased by $3.2 million, or 14.3%, to $19.1 million at December 31, 2012 from $22.3 million at December 31, 2011. As of December 31, 2012, the Bank identified $12.5 million of originated impaired loans and $15.0 million of originated performing restructured loans. Of those impaired and performing restructured loans, $12.6 million have no allowances for credit losses as their estimated collateral value or expected cash flow is equal to or exceeds their carrying costs. The remaining $14.9 million have related allowances for credit losses totaling $4.4 million. Based on the comprehensive methodology, management deemed the allowance for loan losses on originated loans of $19.1 million at December 31, 2012 (2.19% of total originated loans and 170.44% of nonperforming originated loans, excluding government guarantees) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

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
Noninterest Income.    Total noninterest income increased $1.5 million, or 26.6%, to $7.3 million for the year ended December 31, 2012 compared to $5.7 million for the prior year. The components of the noninterest income and the changes from prior year are as follows:

	Years Ended December 31,
	2012	2011	Change 2012 vs. 2011	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$5,516	$5,419	$97	1.8%
Merchant Visa income, net	685	556	129	23.2
FDIC loss sharing income, net	(1,033)	(2,250)	1,217	54.1
Other income	2,104	2,021	83	4.1
Total noninterest income	$7,272	$5,746	$1,526	26.6%
The increase in noninterest income was due primarily to an increase in the net FDIC loss sharing income, which was a reduction of income of $2.3 million for the year ended December 31, 2012 compared to a reduction of income of $1.0 million for the year ended December 31, 2011. The FDIC loss sharing income, net includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans. For the year ended December 31, 2012, the amortization expense for the indemnification asset decreased to $1.9 million from $4.4 million for the year ended December 31, 2011. The FDIC share of additional estimated losses decreased to $878,000 for the year ended December 31, 2012 compared to $2.2 million for the same period in prior year.
Noninterest Expense.    Noninterest expense increased $689,000 or 1.4% to $50.4 million for the year ended December 31, 2012 compared to $49.7 million for the year ended December 31, 2011.

The following table presents the key components of noninterest expense and the change from prior year:

	Years Ended December 31,
	2012	2011	Change 2012 vs. 2011	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$29,020	$27,109	$1,911	7.0%
Occupancy and equipment	7,365	7,127	238	3.3
Data processing	2,555	2,628	(73)	(2.8)
Marketing	1,517	1,361	156	11.5
Professional services	2,543	2,062	481	23.3
State and local taxes	1,226	1,336	(110)	(8.2)
Impairment loss on investment securities, net	78	98	(20)	(20.4)
Federal deposit insurance premium	1,002	1,558	(556)	(35.7)
Other real estate owned, net	316	921	(605)	(65.7)
Other expense	4,770	5,503	(733)	(13.3)
Total noninterest expense	$50,392	$49,703	$689	1.4%
The increase in noninterest expense was due primarily to increased compensation and employee benefits expense in the amount of $1.9 million as the Company's full-time equivalent employees increased from 354 at December 31, 2011 to 363 at December 31, 2012 and the Company paid more in incentive plans during the year ended December 31, 2012 as compared to prior year based on the Company's performance. The $481,000 increase in professional services was primarily the result of costs related to the NCB Acquisition of approximately $610,000. The increase to noninterest expense was partially offset by decreases of $605,000 in net other real estate owned expense as a result of net gains on sales of the assets of $587,000 during the year ended December 31, 2012 compared to net losses of $71,000 during the year ended December 31, 2011. The other expense decreased $733,000 from the year ended December 31, 2011 due primarily to a decrease in other loan expenses recorded primarily during resolution of nonperforming loans.
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

We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2013, cash and cash equivalents totaled $130.4 million, or 7.9% of total assets. Other interest earning deposits totaled $15.7 million at December 31, 2013. These assets are easily converted to liquidity. Available for sale investment securities totaled $163.1 million at December 31, 2013; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many available for sale securities are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $4.0 million, or 0.2% of total assets. At December 31, 2013, the Bank maintained credit facilities with the FHLB of Seattle for $283.6 million and credit facilities with the Federal Reserve Bank of San Francisco for $56.7 million, of which there were no borrowings outstanding as of December 31, 2013. The Banks also maintain advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $50.0 million as of December 31, 2013. As of December 31, 2013, there were no overnight federal funds purchased.
During 2013 total assets increased $313.5 million, or 23.3%, to $1.66 billion at December 31, 2013 from $1.35 billion at December 31, 2012. The increase was primarily due to the assets acquired in the NCB and Valley Acquisitions. The components of the change in assets and the fair value of assets acquired at effective dates are included in the following table:

	December 31, 2013	December 31, 2012	Change 2013 vs. 2012	Fair Value of NCB and Valley Bank at respective Acquisition Dates
	(Dollars in thousands)
Cash and cash equivalents	$130,400	$104,268	$26,132	$43,355
Other interest earning deposits	15,662	2,818	12,844	14,869
Investment securities available for sale	163,134	144,293	18,841	34,197
Investment securities held to maturity	36,154	10,099	26,055	22,908
Loans held for sale	—	1,676	(1,676)	—
Originated loans receivable, net	960,132	855,360	104,772	—
Purchased covered loans receivable, net	57,587	83,978	(26,391)	—
Purchased non-covered loans receivable, net	185,377	59,006	126,371	168,580
FDIC indemnification asset	4,382	7,100	(2,718)	—
Other real estate owned	4,559	5,666	(1,107)	2,279
Premises and equipment, net	34,348	24,755	9,593	6,772
FHLB stock, at cost	5,741	5,495	246	454
Accrued interest receivable	5,462	4,821	641	697
Prepaid expenses and other assets	25,120	22,107	3,013	7,135
Other intangible assets, net	1,615	1,086	529	1,072
Goodwill	29,365	13,012	16,353	16,353
Total assets	$1,659,038	$1,345,540	$313,498	$318,671
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
Stockholders’ equity was $215.8 million at December 31, 2013 and $198.9 million at December 31, 2012. During the year ended December 31, 2013, we issued 1.5 million shares of common stock valued at $24.2 million for the purpose of acquiring Valley Community Bancshares, realized net income of $9.6 million, paid common stock dividends of $6.7 million, repurchased $8.8 million in common stock, recorded $3.0 million in net unrealized losses on securities available for sale, net of tax, recorded $59,000 of accretion of market loss related to other than temporary impairment on securities held to maturity, net of tax, and realized the effects of exercising stock options, stock option compensation and restricted and unrestricted stock shares totaling $1.5 million.
The Company and the Bank are subject to various regulatory capital requirements. As of December 31, 2013, the Company and the Bank were classified as “well capitalized” institutions under the criteria established by the Federal Deposit Insurance Act.
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. On January 29, 2014, the Company’s Board of Directors declared a dividend of $0.08 per share payable on February 24, 2014 to shareholders of record on February 10, 2014.
Our capital levels were also modestly impacted by our 401(k) Employee Stock Ownership Plan and Trust (“KSOP”). The Employee Stock Ownership Plan (“ESOP”) purchased 2% of the common stock issued in the January 1998 stock offering and borrowed from the Company to fund the purchase of the Company’s common stock. The loan to the ESOP was repaid in full as of December 31, 2012. While outstanding, the loan was repaid principally from the Bank’s contributions to the ESOP. The Bank's contributions were sufficient to service the debt over the 15 year loan term at the interest rate of 8.5%. As the debt was repaid, shares were released, and allocated to plan participants based on the proportion of debt service paid during the year. As shares were released, compensation expense was recorded equal to the then current market price of the shares, our capital was increased, and the shares became outstanding for earnings per common share calculations. For the year ended December 31, 2013, the Company did not allocate or commit to be released to the ESOP any shares and the Company has no unearned, restricted shares remaining to be released.

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2013:

	December 31, 2013
	Less than 1 year	Over 1-3 years	Over 3-5 years	More than 5 years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$222,817	$67,787	$18,826	$—	$1,089,759	$1,399,189
Operating leases	1,755	3,358	2,522	3,951	—	11,586
Total contractual obligations	$224,572	$71,145	$21,348	$3,951	$1,089,759	$1,410,775

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity

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
Our asset and liability management strategies have resulted in a positive 0-3 month “gap” of 21.7% and a negative 4-12 month “gap” of 4.2% as of December 31, 2013. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The positive gap for the 0-3 month period indicates that decreases in market interest rates may adversely affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2013 based upon estimates of expected deposit run off rates consistent with national trends. The amounts in the table are derived from our internal data. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2013
	Estimated Maturity or Repricing Within
	0-3 months	Over 3 months-12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans(1)	$244,230	$68,174	$439,147	$164,968	$63,436	$979,955
Investment securities	86,847	20,643	23,006	25,230	43,562	199,288
FHLB stock	5,741	—	—	—	—	5,741
Interest earning deposits	90,238	—	—	—	—	90,238
Other interest earning deposits	497	5,698	9,467	—	—	15,662
Total interest earning assets	$427,553	$94,515	$471,620	$190,198	$106,998	$1,290,884

Percentage of interest-earning assets	33.1%	7.3%	36.6%	14.7%	8.3%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits(2)	$118,620	$148,177	$782,490	$—	$—	$1,049,287
Total securities sold under agreement to repurchase	29,420	—	—	—	—	29,420
Total interest bearing liabilities	$148,040	$148,177	$782,490	$—	$—	$1,078,707

Interest-bearing liabilities, as a percentage of total interest earning assets	11.5%	11.5%	60.6%	—%	—%	83.6%

Interest rate sensitivity gap	$279,513	$(53,662)	$(310,870)	$190,198	$106,998	$212,177
Interest rate sensitivity gap, as a percentage of total interest earning assets	21.7%	(4.2)%	(24.1)%	14.7%	8.3%	16.4%
Cumulative interest rate sensitivity gap	$279,513	$225,851	$(85,019)	$105,179	$212,177
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	21.7%	17.5%	(6.6)%	8.1%	16.4%

(1)	Originated loans receivable, excluding deferred loan fees.

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although regular savings, demand, NOW, and money market deposit accounts are subject to immediate withdrawal, based on historical experience management considers a substantial amount of such accounts to be core deposits having significantly longer maturities. For the purpose of the gap analysis, these accounts have been assigned decay rates to reflect their longer effective maturities. If all of these accounts had been assumed to be short-term, the 0-3 month cumulative gap of interest-sensitive assets would have been $(416.4) million, or (32.3%) of total interest earning assets at December 31, 2013.

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
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.
The table below provides information about our originated financial instruments that are sensitive to changes in interest rates as of December 31, 2013. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date (whichever occurs sooner) adjusted by estimates such as mortgage prepayments and deposit reduction or early withdrawal rates.

	By Expected Maturity Date
	Year Ended December 31,
	0-3 months	Over 3 months- 12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$1,004	$2,463	$15,087	$30,111	$43,563	$92,228
Weighted average interest rate	2.4%	4.3%	2.9%	3.8%	3.6%	3.6%
Adjustable rate	$—	$470	$8,444	$59,603	$38,543	$107,060
Weighted average interest rate	—%	4.2%	4.0%	4.1%	4.3%	4.1%
Total	$1,004	$2,933	$23,531	$89,714	$82,106	$199,288	$199,474
Loans(2)
Amounts maturing:
Fixed rate	$14,640	$27,141	$126,571	$137,009	$63,435	$368,796
Weighted average interest rate	5.2%	5.3%	5.0%	4.6%	4.6%	4.8%
Adjustable rate	$229,591	$41,034	$312,575	$27,959	$—	$611,159
Weighted average interest rate	5.2%	5.5%	4.9%	4.2%	—%	4.8%
Total	$244,231	$68,175	$439,146	$164,968	$63,435	$979,955	$985,952
Certificates of Deposit
Amounts maturing:
Fixed rate	$74,640	$148,177	$86,613	$—	$—	$309,430	$311,064
Weighted average interest rate	0.5%	0.6%	1.3%	—%	—%	0.8%
(1)Balances represent carrying value.
(2)Originated loans receivable, excluding deferred loan fees.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For financial statements, see the Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WTIH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2012, the Audit Committee of Heritage Financial Corporation (the “Company”), on behalf of the Company and its subsidiaries, Heritage Bank and Central Valley Bank, notified KPMG LLP that they would be dismissed as the Company’s independent public accountants upon completion of the audit for the fiscal year ended December 31, 2011. The decision to change independent accountants was approved by the Audit Committee.
During the fiscal year ended December 31, 2011, and the subsequent interim period through March 2, 2012, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to such disagreements in their report on the financial statements for such years. During the fiscal year ended December 31, 2011 and the subsequent period through March 2, 2012, there were no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)). The audit report of KPMG LLP on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.
On February 27, 2012, the Audit Committee engaged the firm of Crowe Horwath LLP as independent certified public accountants of the Company and its subsidiaries for the fiscal year ending December 31, 2012. During the years ended December 31, 2013 and 2012, there were no disagreements with Crowe Horwath LLP, and the audit reports of Crowe Horwath LLP on the Company’s Consolidated Financial Statements as of and for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit report of Crowe Horwath LLP on the effectiveness of internal control over financial reporting as of December 31, 2013 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, and their report is included in “Item 8. Financial Statements and Supplementary Data.”
(b) Attestation report of the registered public accounting firm.
See “Item 8. Financial Statements and Supplementary Data.”
(c) Changes in internal control over financial reporting.
There were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the registrant is incorporated by reference to the section entitled “Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on April 14, 2014 (“Proxy Statement”).
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
The Audit and Finance Committee of our Board of Directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our audit committee are Daryl D. Jensen, chair of the committee, John A. Clees, Jeffrey S. Lyon, Donald V. Rhodes, Ann Watson and Gary B. Christensen, all of whom are considered “independent” as defined by the SEC. Our Board of Directors has determined that Mr. Jensen meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive and director compensation and certain matters regarding participation in the Company’s compensation committee required by this item is incorporated by reference to the headings “Executive Compensation”, “Directors’ Compensation,” and “Report of the Compensation Committee” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNEERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2013, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	397,421	$15.82	110,436
Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference to the section entitled “Meetings and Committees of the Board of Directors and Corporate Governance” of the Proxy Statement.

Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that eight of our ten directors are independent. Directors Charneski, Christensen, Clees, Ellwanger, Jensen, Lyon, Rhodes and Watson are all independent.  Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank, and David H. Brown, former Chief Executive Officer of Valley Community Bancshares, Inc. and Valley Bank, were not independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 3—Ratification of the Appointment of Registered Public Accounting Firm—Audit Fees” in the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: The Consolidated Financial Statements are contained as listed on the “Index to Consolidated Financial Statements” on page F-1.
(2) Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or notes.
(3) Exhibits: Included in schedule below.

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

101
The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements (17)

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

(3)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q dated May 1, 2007.

(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(14)	Incorporated by reference to the Annual Report on Form 10-K dated March 6, 2013.

(15)	Reference is made to Note 17—Stockholders' Equity in the Selected Notes to Consolidated Financial Statements under Item 8 herein.

(16)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

(17)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2014.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2014.

Principal Executive Officer:
/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Principal Financial Officer:
/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer

Remaining Directors:
*David H. Brown
*Brian S. Charneski
*Gary B. Christensen
*Kimberly T. Ellwanger
*Daryl D. Jensen
*Jeffrey S. Lyon
*Donald V. Rhodes
*Ann Watson

*By	/S/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIY
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Heritage Financial Corporation and subsidiary
Olympia, Washington
We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heritage Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Crowe Horwath LLP
San Francisco, California
March 11, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Heritage Financial Corporation:
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Heritage Financial Corporation and subsidiary for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heritage Financial Corporation and subsidiary for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Seattle, Washington
March 2, 2012

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2013 and 2012
(Dollars in thousands)

	December 31, 2013	December 31, 2012
A S S E T S
Cash on hand and in banks	$40,162	$37,180
Interest earning deposits	90,238	67,088
Cash and cash equivalents	130,400	104,268
Other interest earning deposits	15,662	2,818
Investment securities available for sale, at fair value	163,134	144,293
Investment securities held to maturity (fair value of $36,340 and $11,010)	36,154	10,099
Loans held for sale	—	1,676
Originated loans receivable, net	977,285	874,485
Less: Allowance for loan losses	(17,153)	(19,125)
Originated loans receivable, net of allowance for loan losses	960,132	855,360
Purchased covered loans receivable, net of allowance for loan losses of ($6,167 and $4,352)	57,587	83,978
Purchased non-covered loans receivable, net of allowance for loan losses of ($5,504 and $5,117)	185,377	59,006
Total loans receivable, net	1,203,096	998,344
Federal Deposit Insurance Corporation (“FDIC”) indemnification asset	4,382	7,100
Other real estate owned ($182 and $260 covered by FDIC shared-loss, respectively)	4,559	5,666
Premises and equipment, net	34,348	24,755
Federal Home Loan Bank (“FHLB”) stock, at cost	5,741	5,495
Accrued interest receivable	5,462	4,821
Prepaid expenses and other assets	25,120	22,107
Other intangible assets, net	1,615	1,086
Goodwill	29,365	13,012
Total assets	$1,659,038	$1,345,540
L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$1,399,189	$1,117,971
Securities sold under agreement to repurchase	29,420	16,021
Accrued expenses and other liabilities	14,667	12,610
Total liabilities	1,443,276	1,146,602
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, no par value, 50,000,000 shares authorized; 16,210,747 and 15,117,980 shares issued and outstanding at December 31, 2013 and 2012, respectively	138,659	121,832
Retained earnings	78,265	75,362
Accumulated other comprehensive (loss) income, net	(1,162)	1,744
Total stockholders’ equity	215,762	198,938
Total liabilities and stockholders’ equity	$1,659,038	$1,345,540
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$67,630	$65,588	$70,114
Taxable interest on investment securities	1,918	2,195	2,912
Nontaxable interest on investment securities	1,539	1,097	821
Interest and dividends on other interest earning assets	341	229	273
Total interest income	71,428	69,109	74,120
INTEREST EXPENSE:
Deposits	3,673	4,469	6,503
Other borrowings	51	65	79
Total interest expense	3,724	4,534	6,582
Net interest income	67,704	64,575	67,538
Provision for loan losses on originated loans	890	695	5,180
Provision for loan losses on purchased loans	2,782	1,321	9,250
Net interest income after provision for loan losses	64,032	62,559	53,108
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	399	—	—
Service charges and other fees	5,936	5,516	5,419
Merchant Visa income, net	862	685	556
Change in FDIC indemnification asset	(181)	(1,033)	(2,250)
Other income	2,635	2,104	2,021
Total noninterest income	9,651	7,272	5,746
NONINTEREST EXPENSE:
Impairment loss on investment securities	38	130	118
Less: Portion recorded as other comprehensive loss	—	(52)	(20)
Impairment loss on investment securities, net	38	78	98
Compensation and employee benefits	31,612	29,020	27,109
Occupancy and equipment	9,724	7,365	7,127
Data processing	4,806	2,555	2,628
Marketing	1,598	1,517	1,361
Professional services	3,936	2,543	2,062
State and local taxes	1,150	1,226	1,336
Federal deposit insurance premium	1,001	1,002	1,558
Other real estate owned, net	309	316	921
Other expense	5,341	4,770	5,503
Total noninterest expense	59,515	50,392	49,703
Income before income taxes	14,168	19,439	9,151
Income tax expense	4,593	6,178	2,633
Net income	$9,575	$13,261	$6,518
Basic earnings per common share	$0.61	$0.87	$0.42
Diluted earnings per common share	$0.61	$0.87	$0.42
Dividends declared per common share	$0.42	$0.80	$0.38
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years Ended December 31,
Comprehensive Income	2013	2012	2011
Net income	$9,575	$13,261	$6,518
Change in fair value of securities available for sale, net of tax of $(1,596), $(34) and $663	(2,965)	(63)	1,233
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $0, $0 and $8	—	—	14
Other-than-temporary impairment on securities held to maturity, net of tax of $0, $(18) and $(7)	—	(34)	(13)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $31, $57 and $68	59	105	125
Other comprehensive (loss) income	$(2,906)	$8	$1,359
Comprehensive income	$6,669	$13,269	$7,877
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	Number of common shares	Common stock	Unearned Compensation - ESOP	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2010	15,568	$128,436	$(182)	$73,648	$377	$202,279
Restricted and unrestricted stock awards issued, net of forfeitures	76	—	—	—	—	—
Stock option compensation expense	—	165	—	—	—	165
Exercise of stock options (including excess tax benefits from nonqualified stock options)	5	50	—	—	—	50
Restricted stock compensation expense	8	767	88	—	—	855
Excess tax benefits from restricted stock	—	(4)	—	—	—	(4)
Common stock repurchased and retired	(201)	(2,342)	—	—	—	(2,342)
Net income	—	—	—	6,518	—	6,518
Other comprehensive income, net of tax	—	—	—	—	1,359	1,359
Repurchase of warrant issued to US Treasury	—	(450)	—	—	—	(450)
Cash dividends declared on common stock ($0.38 per share)	—	—	—	(5,910)	—	(5,910)
Balance at December 31, 2011	15,456	$126,622	$(94)	$74,256	$1,736	202,520
Restricted and unrestricted stock awards issued, net of forfeitures	86	—	—	—	—	—
Stock option compensation expense	—	106	—	—	—	106
Exercise of stock options (including excess tax benefits from nonqualified stock options)	12	129	—	—	—	129
Restricted stock compensation expense	10	1,091	94	—	—	1,185
Excess tax benefits from restricted stock	—	(93)	—	—	—	(93)
Common stock repurchased and retired	(446)	(6,023)	—	—	—	(6,023)
Net income	—	—	—	13,261	—	13,261
Other comprehensive income, net of tax	—	—	—	—	8	8
Cash dividends declared on common stock ($0.80 per share)	—	—	—	(12,155)	—	(12,155)
Balance at December 31, 2012	15,118	121,832	—	75,362	1,744	198,938
Restricted and unrestricted stock awards issued, net of forfeitures	100	—	—	—	—	—
Stock option compensation expense	—	71	—	—	—	71
Exercise of stock options (including excess tax benefits from nonqualified stock options)	17	176	—	—	—	176

	Number of common shares	Common stock	Unearned Compensation - ESOP	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Restricted stock compensation expense	—	1,223	—	—	—	1,223
Excess tax benefits from restricted stock	—	(13)	—	—	—	(13)
Common stock repurchased and retired	(557)	(8,825)	—	—	—	(8,825)
Net income	—	—	—	9,575	—	9,575
Other comprehensive loss, net of tax	—	—	—	—	(2,906)	(2,906)
Common stock issued in acquisition	1,533	24,195	—	—	—	24,195
Cash dividends declared on common stock ($0.42 per share)	—	—	—	(6,672)	—	(6,672)
Balance at December 31, 2013	16,211	$138,659	$—	$78,265	$(1,162)	$215,762
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$9,575	$13,261	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,411	4,290	2,185
Changes in net deferred loan fees, net of amortization	574	236	537
Provision for loan losses	3,672	2,016	14,430
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	8,977	5,798	(4,224)
Recognition of compensation related to ESOP shares and share based payment	1,223	1,185	855
Stock option compensation expense	71	106	165
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	13	93	4
Amortization of intangible assets	543	427	440
Bargain purchase gain on bank acquisition	(399)	—	—
Gain on sales of investment securities	—	—	(23)
Impairment loss on investment of securities	38	78	98
Origination of loans held for sale	(6,784)	(21,035)	(18,016)
Gain on sale of loans	(142)	(295)	(316)
Proceeds from sale of loans	8,602	21,482	17,268
Valuation adjustment on other real estate owned	371	824	871
(Gain) loss on other real estate owned, net	(264)	(587)	71
(Gain) loss on sale of premises and equipment, net	(584)	3	8
Net cash provided by operating activities	30,897	27,882	20,871
Cash flows from investing activities:
Loans originated, net of principal payments	(43,140)	(2,790)	(45,379)
Maturities of other interest earning deposits	1,987	—	10
Maturities of investment securities available for sale	51,443	61,751	35,196
Maturities of investment securities held to maturity	4,192	2,177	2,221
Purchase of other interest earning deposits	—	(2,232)	(496)
Purchase of investment securities available for sale	(43,627)	(63,903)	(53,590)
Purchase of investment securities held to maturity	(7,414)	—	(271)
Purchase of premises and equipment	(5,205)	(3,859)	(3,127)
Proceeds from sales of other real estate owned	6,003	5,255	3,257
Proceeds from sales of investment securities available for sale	—	—	412
Proceeds from redemption of FHLB stock	208	99	—
Proceeds for sale of premises and equipment	700	—	2
Net cash received from acquisitions	18,260	—	—
Net cash used in investing activities	(16,593)	(3,502)	(61,765)
Cash flows from financing activities:
Net increase (decrease) in deposits	13,763	(18,073)	(232)
Common stock cash dividends paid	(6,672)	(12,155)	(5,910)
Net increase (decrease) in securities sold under agreement to repurchase	13,399	(7,070)	4,064
Proceeds from exercise of stock options, including excess tax benefits from nonqualified stock options	176	129	50
Tax provision realized from stock options exercised, share based payment and dividends on unallocated ESOP shares	(13)	(93)	(4)
Repurchase of common stock	(8,825)	(6,023)	(2,342)
Repurchase of common stock warrant	—	—	(450)

	Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in) financing activities	11,828	(43,285)	(4,824)
Net increase (decrease) in cash and cash equivalents	26,132	(18,905)	(45,718)
Cash and cash equivalents at beginning of period	104,268	123,173	168,891
Cash and cash equivalents at end of period	$130,400	$104,268	$123,173
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,678	$4,608	$6,724
Cash paid for income taxes	3,574	10,713	9,998
Seller-financed sale of other real estate owned	250	—	—
Loans transferred to other real estate owned	2,974	7,406	5,653
Stock issued for acquisition	24,195	—	—
Assets acquired (liabilities assumed) in acquisitions:
Other interest earning deposits	14,869	—	—
Investment securities available for sale	34,197	—	—
Investment securities held to maturity	22,908	—	—
Purchased non-covered loans receivable	168,580	—	—
Other real estate owned	2,279	—	—
Premises and equipment	6,772	—	—
FHLB stock	454	—	—
Accrued interest receivable	697	—	—
Prepaid expenses and other assets	7,135	—	—
Core deposit intangible	1,072	—	—
Deposits	(267,455)	—	—
Accrued expenses and other liabilities	(1,528)	—	—
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

(1)	Description of Business, Basis of Presentation and Significant Accounting Policies
(a) Description of Business
Heritage Financial Corporation (the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is headquartered in Olympia, Washington and conducts business from its thirty-five branch offices located throughout Washington state and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.
The Company has expanded its footprint through acquisitions beginning with the FDIC-assisted acquisition of Cowlitz Bank, a Washington chartered commercial bank headquartered in Longview, Washington effective on July 30, 2010. Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. It also included the Trust Services Division of Cowlitz Bank.
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
On October 23, 2013, the Company, along with the Bank, and Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey") jointly announced the signing of a merger agreement under which Heritage and Washington Banking will enter into a strategic merger with Washington Banking merging into Heritage. Immediately following the merger, Whidbey will merge into the Bank. Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be in Olympia, Washington. The merger is anticipated to be completed in the second quarter of 2014. See "Note 22 - Proposed Merger" for additional information.

(b) Basis of Presentation
The accounting and reporting policies of the Company and its subsidiary confirm to U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the Consolidated Financial Statements management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes. Actual results could differ from these estimates.
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions among the Company and its subsidiary have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
(c) Significant Accounting Policies
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and in banks, interest earning deposits with original maturities of 90 days or less, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, other interest bearing deposits, federal funds sold and repurchase agreements.
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
Purchased Covered and Purchased Non-Covered Loans:
Loans acquired in a business combination are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date. Purchased loans subject to FDIC shared-loss agreements are identified as “covered” on the Consolidated Statements of Financial Condition, while purchased loans not subject to FDIC shared-loss agreements are referred to as “non-covered”. The covered loans have an additional evaluation separate from originated and purchased non-covered loans as they have shared-loss attributes which may reduce the Bank’s risk of loss. For further information see Note 7, “FDIC Indemnification Asset”.
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
The cash flows expected over the life of the purchased impaired loan or pool are estimated quarterly using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the amount of any provision previously recognized for that pool of loans, if any, then prospectively recognized in interest income as a yield adjustment. Any disposals of loans, including sales of loans, and payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount.
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
Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS 91 Nonrefundable fees and Other Costs, which considers the contractual cash flows. These loans are identified as “purchased other” loans, and are initially recorded at their fair value, which is estimated using an internal cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid or fully charged-off will be recognized immediately into income.
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
Troubled Debt Restructures:
A troubled debt restructured loan (“TDR”) is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. These concessions may include changes of the interest rate, forbearance of the outstanding principal or accrued interest, extension of the maturity date, delay in the timing of the regular payment, or any other actions intended to minimize potential losses. The Bank does not forgive principal for a majority of their TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. The Bank also considers insignificant delays in payments when determining if a loan should be classified as a TDR.
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
A TDR is considered defaulted if, during the 12-month period after the restructure, the loan has not performed in accordance to the restructured terms. Defaults include loans whose payments are 90 days or more past due and loans whose revised maturity date passed and no further modifications will be granted for that borrower.
A loan may subsequently be excluded from the TDR disclosures if (i) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (ii) the loan is no longer impaired based on the terms of the restructured agreement. The Bank's policy is that the borrower must demonstrate a sustained period, typically six consecutive months, of payments in accordance with the modified loan before it can be reviewed for removal from the TDR disclosure under the second criteria. However, the loan must be reported as a TDR in at least one annual report on Form 10-K. Once a loan has been classified as a TDR, it will continue to be disclosed as an impaired loan until paid off or charged-off, even if the loan subsequently is no longer disclosed as a TDR.
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
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $110,000 and $75,000 as of December 31, 2013 and 2012, respectively.
Allowance for Loan Losses on Purchased Loans:
The purchased loans acquired in all the Acquisitions are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on purchased impaired loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows initially estimated, occurs subsequent to the acquisition date, a provision for loan losses for purchased loans will be charged to earnings as of the measurement date. For the purchased covered loans, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreement, and the portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.
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
Mortgage Banking Operations
Until the second quarter of 2013, the Company sold one-to-four family residential mortgage loans on a servicing released basis and recognized a cash gain or loss. A cash gain or loss was recognized to the extent that the sales proceeds of the mortgage loans sold exceeded or were less than the net book value at the time of sale. Income from mortgage loans brokered to other lenders was recognized into income on date of loan closing.
Commitments to sell one-to-four family residential mortgage loans were made primarily during the period between the taking of the loan application and the closing of the mortgage loan. The timing of making these sale commitments was dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments were made on a best-efforts basis whereby the Bank was only obligated to sell the mortgage if the mortgage loan was approved and closed by the Bank. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans were accounted for as free standing derivatives. Fair values of these mortgage derivatives were estimated based on changes in mortgage interest rates from the date the interest on the loan was locked. The Company entered into forward commitments for the future delivery of mortgage loans when interest rate locks were entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives were included in gains on sales of loans. As there were no loans held for sale at December 31, 2013, there was no associated derivative. The fair value of these derivative instruments was not significant at December 31, 2012 and 2011.
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
Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of Valley Community Bancshares in 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit).
In accordance with Accounting Standards Update ("ASU") 2011-08 Intangibles – Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.
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

Income Taxes
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “income taxes” in the Consolidated Statements of Income as the amounts are generally insignificant each year.
Employee Stock Ownership Plan
The Company sponsored an Employee Stock Ownership Plan (ESOP). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed $1.3 million from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP was repaid in full as of December 31, 2012. When outstanding, the loan was repaid principally from the Bank's contributions to the ESOP. The Bank's contributions were sufficient to service the debt over the 15-year loan term at the interest rate of 8.5%. As the debt was repaid, shares were released and allocated to plan participants based on the proportion of debt service paid during the year. As shares were released, compensation expense was recorded equal to the then current market price of the shares and the shares became outstanding for earnings per common share calculations. Cash dividends on allocated shares were recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares were recorded as a reduction of debt and accrued interest.
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 15, "Stock-Based Compensation." Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards for the years ended December 31, 2013, 2012 or 2011. The fair value of stock options granted would be estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period, on a straight-line basis.
Deferred Compensation Plans
The Company has adopted a Deferred Compensation Plan and has entered into arrangements with certain executive officers. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Company's Board of Directors. The notional account balances of participants under the Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. The Company’s obligation to make payments under the Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under the Plan. The Company records a liability within accrued expenses and other liabilities on the Consolidated Statements of Financial Condition in a systematic and rationale manner. Since the amounts earned are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.
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
(d) Recently Issued Accounting Pronouncements
FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, was issued in December 2011 to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the Update did not have a material effect on the Company’s Consolidated Financial Statements at the date of its adoption.
FASB ASU 2012-6, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued in October 2012. The objective of the Update was to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update was effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption was permitted, and adoption was to be applied prospectively to indemnification assets existing as of the date of adoption. The adoption of this Update did not have a material effect on the Company’s Consolidated Financial Statements at the date of adoption as the Company previously accounted for its indemnification asset in a manner consistent with the Update.
FASB ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued in February 2013. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (loss) by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments became effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this Update did not have a material effect on the Company’s Consolidated Financial Statements. The additional disclosures are included in Note 18, “Accumulated Other Comprehensive (Loss) Income.”
FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued in July 2013. This Update provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this amendment on the Consolidated Financial Statements.

(2)	Business Combinations
During the year ended December 31, 2013, the Company completed the acquisitions of Northwest Commercial Bank and Valley Community Bancshares, referred to jointly as the "NCB and Valley Acquisitions." There were no acquisitions completed during the years ended December 31, 2012 and 2011.
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

In connection with the NCB Acquisition, the Company paid cash consideration of $3.0 million, or $5.50 per NCB share, to NCB shareholders on January 9, 2013. In addition, pursuant to the merger agreement, the NCB shareholders had the ability to potentially receive an additional cash payment based on an earn-out structure from the sale of a NCB asset included in “other real estate owned.” This contingent payment was factored into the NCB liabilities assumed by Heritage Bank as of the January 9, 2013 acquisition date. This asset was sold by Heritage Bank in June 2013, and the $491,000 of proceeds from the sale were paid to the NCB shareholders in July 2013. The payment of these proceeds did not impact the recorded bargain purchase gain on bank acquisition of $399,000.
During the years ended December 31, 2013 and 2012, the Company incurred NCB Acquisition-related costs (including conversion costs) of approximately $794,000 and $616,000, respectively.
Valley Community Bancshares
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington. The Valley Acquisition was completed on July 15, 2013. Valley operated eight branches prior to acquisition, of which only four were maintained by Heritage Bank. Of the four other branches, three leases were terminated during the fourth quarter of 2013 and one owned branch building was considered held for sale at the time of acquisition.
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
During the year ended December 31, 2013, the Company incurred Valley Acquisition-related costs (including conversion costs) of approximately $2.1 million.
Business Combination Accounting
The NCB and Valley Acquisitions constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisition were measured and recorded as of the acquisition dates.

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
The operating results of the Company for the year ended December 31, 2013 include the operating results produced by the net assets acquired from the NCB Acquisition since the January 9, 2013 acquisition date and from the Valley Acquisition since the July 15, 2013 acquisition date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the NCB and Valley Acquisitions to the Company’s results of operations. The table below presents only the significant results for the acquired businesses from the acquisition dates.

	Year Ended December 31, 2013 (3)
	NCB	Valley	Total
	(In thousands)
Interest income: Interest and fees on loans (1)	$2,495	$1,974	$4,469
Interest income: Interest and fees on loans (2)	1,853	840	2,693
Interest income: Securities and other interest earning assets	42	304	346
Interest expense: Deposits	(277)	(100)	(377)
Provision for loan losses on purchased loans	(1,175)	—	(1,175)
Noninterest income	608	391	999
Noninterest expense	(1,477)	(2,721)	(4,198)
Net effect, pre-tax	$2,069	$688	$2,757

(1)	Includes the contractual interest income on the purchased loans.

(2)	Includes the accretion of the accretable yield on the purchased impaired loans and the accretion of the discount on the purchased other loans.

(3)	The NCB Acquisition was completed on January 9, 2013 and the Valley Acquisition was completed on July 15, 2013.
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

(3)	Cash and Cash Equivalents
Since the fourth quarter of 2013, the Company has been required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The average required reserve balance for the year ended December 31, 2013 was approximately $46.3 million and was met by holding cash and maintaining an average balance with the Federal Reserve Bank. The Company did not have a cash reserve requirement for the year ended December 31, 2012.

(4)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains and losses, and fair values of investment securities at the dates indicated were as follows:

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$6,098	$3	$(62)	$6,039
Municipal securities	49,989	806	(1,735)	49,060
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	108,466	898	(1,329)	108,035
Total	$164,553	$1,707	$(3,126)	$163,134
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$11,016	$19	$—	$11,035
Municipal securities	45,537	1,943	(120)	47,360
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	84,598	1,593	(293)	85,898
Total	$141,151	$3,555	$(413)	$144,293

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	$153	$—	$1,840
Municipal securities	24,290	200	(184)	24,306
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	144	(284)	8,989
Private residential collateralized mortgage obligations	1,048	185	(28)	1,205
Total	$36,154	$682	$(496)	$36,340
December 31, 2012
U.S. Treasury and U.S. Government-sponsored agencies	$1,740	$284	$—	$2,024
Municipal securities	2,946	212	—	3,158
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,245	277	—	4,522
Private residential collateralized mortgage obligations	1,168	193	(55)	1,306
Total	$10,099	$966	$(55)	$11,010
There were no securities classified as trading at December 31, 2013 or December 31, 2012.

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,161	$2,164	$1,773	$1,787
Due after one year through three years	3,961	4,046	5,346	5,408
Due after three years through five years	8,603	8,842	5,297	5,346
Due after five years through ten years	47,912	47,513	15,078	15,096
Due after ten years	101,916	100,569	8,660	8,703
Total	$164,553	$163,134	$36,154	$36,340

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,031	$(62)	$—	$—	$3,031	$(62)
Municipal securities	21,471	(1,242)	4,644	(493)	26,115	(1,735)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,327	(1,184)	7,758	(145)	64,085	(1,329)
Total	$80,829	$(2,488)	$12,402	$(638)	$93,231	$(3,126)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$7,843	$(120)	$—	$—	$7,843	$(120)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	31,197	(248)	3,779	(45)	34,976	(293)
Total	$39,040	$(368)	$3,779	$(45)	$42,819	$(413)

Held to maturity investment securities with unrealized losses as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,967	$(184)	$—	$—	$10,967	$(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,869	(284)	—	—	4,869	(284)
Private residential collateralized mortgage obligations	211	(5)	124	(23)	335	(28)
Total	$16,047	$(473)	$124	$(23)	$16,171	$(496)

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
Private residential collateralized mortgage obligations	$—	$—	$317	$(55)	$317	$(55)
Total	$—	$—	$317	$(55)	$317	$(55)

The Company has evaluated these securities and has determined that, other than certain private residential collateralized mortgage obligations discussed below, the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the market value which may be the maturity date of the securities.
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average discount interest rates used in the valuations of the present value as of December 31, 2013 and 2012 were 6.4% and 7.2%, respectively, and the average prepayment rate for each period was 6.0%.
For the year ended December 31, 2013, there were eight private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the year ended December 31, 2013 were deemed to be credit related, and the Company recorded the impairment in earnings. For the year ended December 31, 2012, there were eight private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. The portion of the impairment for the year ended December 31, 2012 and 2011 that was credit related was recorded in earnings and the portion of the impairment not related to credit losses was recorded through other comprehensive (loss) income. The following table summarizes activity for the years ended December 31, 2013, 2012 and 2011 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive (Loss) Income	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2010	$2,317	$1,080	$1,237
Initial impairments	7	—	7
Subsequent impairments	111	20	91
December 31, 2011	$2,435	$1,100	$1,335

December 31, 2011	$2,435	$1,100	$1,335
Subsequent impairments	130	52	78
December 31, 2012	$2,565	$1,152	$1,413

December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	38	—	38
December 31, 2013	$2,603	$1,152	$1,451
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
Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind election as of December 31, 2013 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (2)	Aggregate Unrealized Gain	Year-to- date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (1)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$750	$243	$258	$15	$26	$28	$682	—%	—%	—%	—%	100%
Prime	1,241	805	947	142	(7)	10	769	—%	—%	—%	7%	93%
Totals	$1,991	$1,048	$1,205	$157	$19	$38	$1,451	—%	—%	—%	6%	94%
(1)Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.
(2)Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$80,386	$80,881	$53,642	$56,300
Federal Reserve Bank and FHLB to secure borrowing arrangements	—	—	6,231	6,245
Repurchase agreements	34,170	33,893	17,479	17,705
Total	$114,556	$114,774	$77,352	$80,250

(5)	Loans Receivable
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
(a) Loan Origination/Risk Management
The Company originates loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Until second quarter 2013, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. After the second quarter of 2013, the Company only originated single-family loans for its loan portfolio.
Real Estate Construction and Land Development:
The Company originates construction loans for one-to-four family residential and for five or more family residential and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with variable rates of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to successful completion of the construction project, interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
Consumer:
The Company originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process for these loans ensures a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are significantly influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of consumer loans are for relatively small amounts disbursed among many individual borrowers which reduces the credit risk for this type of loan. To further reduce the risk, trend reports are reviewed by management on a regular basis.

Originated loans receivable at December 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$283,075	$277,240
Owner-occupied commercial real estate	211,287	188,494
Non-owner occupied commercial real estate	354,451	265,835
Total commercial business	848,813	731,569
One-to-four family residential	39,235	38,848
Real estate construction and land development:
One-to-four family residential	18,593	25,175
Five or more family residential and commercial properties	45,184	52,075
Total real estate construction and land development	63,777	77,250
Consumer	28,130	28,914
Gross originated loans receivable	979,955	876,581
Net deferred loan fees	(2,670)	(2,096)
Originated loans receivable, net	977,285	874,485
Allowance for loan losses	(17,153)	(19,125)
Originated loans receivable, net of allowance for loan losses	$960,132	$855,360

The recorded investment of purchased covered loans receivable at December 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$14,690	$25,781
Owner-occupied commercial real estate	24,366	34,796
Non-owner occupied commercial real estate	14,625	13,028
Total commercial business	53,681	73,605
One-to-four family residential	4,777	5,027
Real estate construction and land development:
One-to-four family residential	1,556	4,433
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,556	4,433
Consumer	3,740	5,265
Gross purchased covered loans receivable	63,754	88,330
Allowance for loan losses	(6,167)	(4,352)
Purchased covered loans receivable, net	$57,587	$83,978
The December 31, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $38.9 million and $59.0 million, respectively. The gross recorded investment balance of purchased other covered loans was $24.9 million and $29.3 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and December 31, 2012, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC shared-loss agreements was $2.6 million and $3.5 million, respectively.

Funds advanced on the purchased covered loans subsequent to acquisition, referred to as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the shared-loss agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $4.7 million and $6.9 million as of December 31, 2013 and December 31, 2012, respectively.
The recorded investment of purchased non-covered loans receivable at December 31, 2013 and December 31, 2012 consisted of the following portfolio segments and classes:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$53,465	$24,763
Owner-occupied commercial real estate	70,022	13,211
Non-owner occupied commercial real estate	45,528	11,019
Total commercial business	169,015	48,993
One-to-four family residential	3,847	3,040
Real estate construction and land development:
One-to-four family residential	1,131	513
Five or more family residential and commercial properties	3,471	864
Total real estate construction and land development	4,602	1,377
Consumer	13,417	10,713
Gross purchased non-covered loans receivable	190,881	64,123
Allowance for loan losses	(5,504)	(5,117)
Purchased non-covered loans receivable, net	$185,377	$59,006
The December 31, 2013 and December 31, 2012 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $36.0 million and $42.0 million, respectively. The recorded investment balance of purchased other non-covered loans was $154.9 million and $22.1 million at December 31, 2013 and December 31, 2012, respectively.
The loans purchased in the NCB and Valley Acquisitions on January 9, 2013 and July 15, 2013, respectively, are included in the purchased non-covered loans receivable balances shown above as of December 31, 2013. The estimated fair value of the purchased non-covered loans at the acquisition dates totaled $51.5 million and $117.1 million for NCB and Valley, respectively. The gross recorded investment balance of the NCB purchased impaired loans and the NCB purchased other loans was $2.9 million and $34.3 million at December 31, 2013, respectively. The gross recorded investment balance of the Valley purchased impaired loans and the Valley purchased other loans was $2.7 million and $103.7 million at December 31, 2013, respectively.
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon State. The Company’s primary market areas include Thurston, Pierce, King, Mason, Cowlitz, Yakima, Kittitas and Clark counties in Washington and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2013) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of December 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 9, and a “W.” A description of the general characteristics of the risk grades is as follows:

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
The following tables present the balance of the originated loans receivable by credit quality indicator as of December 31, 2013 and December 31, 2012.

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$259,071	$8,367	$14,368	$1,269	$283,075
Owner-occupied commercial real estate	202,440	3,393	5,454	—	211,287
Non-owner occupied commercial real estate	340,732	7,927	5,792	—	354,451
Total commercial business	802,243	19,687	25,614	1,269	848,813
One-to-four family residential	38,330	269	636	—	39,235
Real estate construction and land development:
One-to-four family residential	10,608	4,159	3,826	—	18,593
Five or more family residential and commercial properties	42,780	—	2,404	—	45,184
Total real estate construction and land development	53,388	4,159	6,230	—	63,777
Consumer	27,986	—	144	—	28,130
Gross originated loans	$921,947	$24,115	$32,624	$1,269	$979,955

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$254,593	$3,908	$18,157	$582	$277,240
Owner-occupied commercial real estate	181,630	2,658	4,206	—	188,494
Non-owner occupied commercial real estate	256,077	4,132	5,257	369	265,835
Total commercial business	692,300	10,698	27,620	951	731,569
One-to-four family residential	37,239	920	689	—	38,848
Real estate construction and land development:
One-to-four family residential	16,446	1,795	6,934	—	25,175
Five or more family residential and commercial properties	48,718	—	3,357	—	52,075
Total real estate construction and land development	65,164	1,795	10,291	—	77,250
Consumer	28,748	—	156	10	28,914
Gross originated loans	$823,451	$13,413	$38,756	$961	$876,581

The tables above include $27.4 million and $27.5 million of originated impaired loans as of December 31, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for probable incurred losses and have a specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of December 31, 2013 and December 31, 2012 were $34.5 million and $28.3 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency, which reduces the Company's credit exposure, was $1.8 million and $3.2 million as of December 31, 2013 and December 31, 2012, respectively.
The following tables present the recorded invested balance of the purchased covered and purchased noncovered loans receivable by credit quality indicator as of December 31, 2013 and December 31, 2012.

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$55,404	$4,703	$7,183	$865	$68,155
Owner-occupied commercial real estate	87,774	2,739	3,619	256	94,388
Non-owner occupied commercial real estate	47,157	1,165	7,562	4,269	60,153
Total commercial business	190,335	8,607	18,364	5,390	222,696
One-to-four family residential	5,654	882	2,088	—	8,624
Real estate construction and land development:
One-to-four family residential	1,672	—	1,015	—	2,687
Five or more family residential and commercial properties	2,552	—	919	—	3,471
Total real estate construction and land development	4,224	—	1,934	—	6,158
Consumer	14,562	354	2,241	—	17,157
Gross purchased covered and noncovered loans	$214,775	$9,843	$24,627	$5,390	$254,635

	December 31, 2012
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$40,577	$1,753	$6,809	$1,405	$50,544
Owner-occupied commercial real estate	40,676	2,390	4,676	265	48,007
Non-owner occupied commercial real estate	11,419	2,404	4,806	5,418	24,047
Total commercial business	92,672	6,547	16,291	7,088	122,598
One-to-four family residential	6,059	903	1,105	—	8,067
Real estate construction and land development:
One-to-four family residential	136	—	1,051	3,759	4,946
Five or more family residential and commercial properties	420	—	444	—	864
Total real estate construction and land development	556	—	1,495	3,759	5,810
Consumer	11,785	157	4,004	32	15,978
Gross purchased covered and noncovered loans	$111,072	$7,607	$22,895	$10,879	$152,453
The tables above include $6.7 million and $2.2 million of purchased other impaired loans as of December 31, 2013 and December 31, 2012, respectively, as detailed in the impaired loans section below. These purchased other impaired loans have been individually reviewed for potential losses and have a specific valuation allowance, as necessary.

(d) Nonaccrual loans
Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2013 (1)	December 31, 2012 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$4,497	$4,560
Owner-occupied commercial real estate	1,024	563
Non-owner occupied commercial real estate	3	369
Total commercial business	5,524	5,492
One-to-four family residential	340	389
Real estate construction and land development:
One-to-four family residential	1,045	3,063
Five or more family residential and commercial properties	—	3,357
Total real estate construction and land development	1,045	6,420
Consumer	38	157
Gross originated nonaccrual loans	$6,947	$12,458

(1)	$1.7 million and $1.2 million of nonaccrual originated loans were guaranteed by governmental agencies at December 31, 2013 and December 31, 2012, respectively.
The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2013 and December 31, 2012:

	December 31, 2013 (1)	December 31, 2012 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$151	$—
Owner-occupied commercial real estate	—	139
Non-owner occupied commercial real estate	—	437
Total commercial business	151	576
One-to-four family residential	—	61
Consumer	647	163
Gross purchased other nonaccrual loans	$798	$800

(1)	$7,000 and $39,000 of purchased other nonaccrual loans were covered by the FDIC shared-loss agreements at December 31, 2013 and December 31, 2012, respectively.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.

The balances of originated past due loans, segregated by segments and classes of loans, as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,253	$3,446	$5,699	$277,376	$283,075	$—
Owner-occupied commercial real estate	325	849	1,174	210,113	211,287	—
Non-owner occupied commercial real estate	951	9	960	353,491	354,451	6
Total commercial business	3,529	4,304	7,833	840,980	848,813	6
One-to-four family residential	89	—	89	39,146	39,235	—
Real estate construction and land development:
One-to-four family residential	821	1,045	1,866	16,727	18,593	—
Five or more family residential and commercial properties	—	—	—	45,184	45,184	—
Total real estate construction and land development	821	1,045	1,866	61,911	63,777	—
Consumer	211	—	211	27,919	28,130	—
Gross originated loans	$4,650	$5,349	$9,999	$969,956	$979,955	$6

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,768	$2,014	$4,782	$272,458	$277,240	$25
Owner-occupied commercial real estate	920	112	1,032	187,462	188,494	—
Non-owner occupied commercial real estate	92	369	461	265,374	265,835	—
Total commercial business	3,780	2,495	6,275	725,294	731,569	25
One-to-four family residential	239	375	614	38,234	38,848	—
Real estate construction and land development:
One-to-four family residential	847	3,242	4,089	21,086	25,175	179
Five or more family residential and commercial properties	—	3,018	3,018	49,057	52,075	—
Total real estate construction and land development	847	6,260	7,107	70,143	77,250	179
Consumer	68	146	214	28,700	28,914	10
Gross originated loans	$4,934	$9,276	$14,210	$862,371	$876,581	$214

The balances of purchased past due loans, segregated by segments and classes of loans, as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$966	$2,089	$3,055	$65,100	$68,155	$—
Owner-occupied commercial real estate	511	147	658	93,730	94,388	—
Non-owner occupied commercial real estate	210	3,710	3,920	56,233	60,153	—
Total commercial business	1,687	5,946	7,633	215,063	222,696	—
One-to-four family residential	595	509	1,104	7,520	8,624	—
Real estate construction and land development:
One-to-four family residential	213	644	857	1,830	2,687	—
Five or more family residential and commercial properties	384	453	837	2,634	3,471	—
Total real estate construction and land development	597	1,097	1,694	4,464	6,158	—
Consumer	66	91	157	17,000	17,157	—
Gross purchased loans	$2,945	$7,643	$10,588	$244,047	$254,635	$—

	December 31, 2012
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$406	$3,187	$3,593	$46,951	$50,544	$—
Owner-occupied commercial real estate	700	761	1,461	46,546	48,007	—
Non-owner occupied commercial real estate	289	4,034	4,323	19,724	24,047	—
Total commercial business	1,395	7,982	9,377	113,221	122,598	—
One-to-four family residential	912	141	1,053	7,014	8,067	—
Real estate construction and land development:
One-to-four family residential	509	3,415	3,924	1,022	4,946	—
Five or more family residential and commercial properties	—	444	444	420	864	—
Total real estate construction and land development	509	3,859	4,368	1,442	5,810	—
Consumer	118	883	1,001	14,977	15,978	135
Gross purchased loans	$2,934	$12,865	$15,799	$136,654	$152,453	$135

(f) Impaired loans
Originated impaired loans (including troubled debt restructured loans) as of December 31, 2013 and December 31, 2012 are set forth in the following tables.

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,713	$3,980	$9,693	$13,889	$1,891
Owner-occupied commercial real estate	1,092	1,880	2,972	3,686	595
Non-owner occupied commercial real estate	2,780	4,123	6,903	6,757	364
Total commercial business	9,585	9,983	19,568	24,332	2,850
One-to-four family residential	592	—	592	849	—
Real estate construction and land development:
One-to-four family residential	3,773	911	4,684	6,402	211
Five or more family residential and commercial properties	2,404	—	2,404	2,385	—
Total real estate construction and land development	6,177	911	7,088	8,787	211
Consumer	100	38	138	140	38
Gross originated loans	$16,454	$10,932	$27,386	$34,108	$3,099

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$7,797	$2,643	$10,440	$10,741	$858
Owner-occupied commercial real estate	633	1,418	2,051	2,134	509
Non-owner occupied commercial real estate	3,031	4,226	7,257	7,257	1,386
Total commercial business	11,461	8,287	19,748	20,132	2,753
One-to-four family residential	422	389	811	811	46
Real estate construction and land development:
One-to-four family residential	700	2,724	3,424	4,597	792
Five or more family residential and commercial properties	—	3,357	3,357	3,397	658
Total real estate construction and land development	700	6,081	6,781	7,994	1,450
Consumer	47	110	157	157	110
Gross originated loans	$12,630	$14,867	$27,497	$29,094	$4,359

The Company had governmental guarantees of $3.0 million and $1.9 million related to the originated impaired loan balances at December 31, 2013 and December 31, 2012, respectively.
The average recorded investment of originated impaired loans (including TDRs) for the years ended December 31, 2013, 2012 and 2011 are set forth in the following table.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$13,083	$11,390	$9,918
Owner-occupied commercial real estate	2,633	2,056	1,350
Non-owner occupied commercial real estate	7,793	7,500	3,120
Total commercial business	23,509	20,946	14,388
One-to-four family residential	1,249	965	335
Real estate construction and land development:
One-to-four family residential	4,237	4,381	6,972
Five or more family residential and commercial properties	2,839	5,415	9,258
Total real estate construction and land development	7,076	9,796	16,230
Consumer	144	150	88
Gross originated impaired loans	$31,978	$31,857	$31,041
Purchased other loans generally become impaired when classified as nonaccrual or when its modification results in a TDR. Purchased other impaired loans (including TDRs) as of December 31, 2013 and December 31, 2012 are set forth in the following tables.

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$437	$4,621	$5,058	$5,564	$1,454
Owner-occupied commercial real estate	26	—	26	153	—
Non-owner occupied commercial real estate	520	—	520	1,401	—
Total commercial business	983	4,621	5,604	7,118	1,454
One-to-four family residential	—	450	450	428	31
Consumer	7	640	647	648	115
Gross purchased other impaired loans	$990	$5,711	$6,701	$8,194	$1,600

	December 31, 2012
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$330	$106	$436	$434	$14
Owner-occupied commercial real estate	—	139	139	135	7
Non-owner occupied commercial real estate	437	536	973	926	18
Total commercial business	767	781	1,548	1,495	39
One-to-four family residential	—	527	527	489	105
Consumer	—	163	163	173	157
Gross purchased other impaired loans	$767	$1,471	$2,238	$2,157	$301

The average recorded investment of purchased other impaired loans (including TDRs) for years ended December 31, 2013, 2012 and 2011 are set forth in the following table.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Commercial business:
Commercial and industrial	$1,815	$98	$—
Owner-occupied commercial real estate	149	85	—
Non-owner occupied commercial real estate	1,079	673	—
Total commercial business	3,043	856	—
One-to-four family residential	476	199	—
Consumer	55	303	124
Gross impaired purchased other loans	$3,574	$1,358	$124
For the years ended December 31, 2013, 2012 and 2011 no interest income was recognized subsequent to a loan’s classification as impaired.
(g) Troubled Debt Restructured Loans
A troubled debt restructured loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual or nonaccrual status.
The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013		December 31, 2012
	Accruing TDRs	Non-Accruing TDRs	Accruing TDRs	Non-Accruing TDRs
	(In thousands)
Originated TDRs	$20,439	$2,532	$15,039	$9,311
Allowance for loan losses on originated TDRs	2,187	133	2,131	1,994
Purchased other TDRs	5,903	110	1,437	7
Allowance for loan losses on purchased other TDRs	1,430	57	76	2

The unfunded commitment to borrowers related to originated TDRs was $1.5 million at both December 31, 2013 and December 31, 2012. There were $17,000 and $0 unfunded commitments to borrowers related to the purchased other TDRs as of December 31, 2013 and December 31, 2012, respectively.
Originated loans that were modified as TDRs during the years ended December 31, 2013 and 2012 are set forth in the following table:

	Years Ended December 31,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	25	$5,324	26	$4,632
Owner-occupied commercial real estate	4	511	5	1,641
Non-owner occupied commercial real estate	2	192	1	94
Total commercial business	31	6,027	32	6,367
One-to-four family residential	1	252	—	—
Real estate construction and land development:
One-to-four family residential	24	3,639	1	180
Five or more family residential and commercial properties	1	2,404	1	339
Total real estate construction and land development	25	6,043	2	519
Consumer	2	139	—	—
Total originated TDRs	59	$12,461	34	$6,886

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of year end as certain loans may have been paid-down or charged-off during the years ended December 31, 2013 and 2012.

(2)
Includes subsequent payments after modifications and reflects the balance as of the end of the year. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. During the year ended December 31, 2013, the Company's initial advance at the time of modification on these construction loans totaled $1.1 million and the total commitment amount was $4.3 million. There were no construction loans under a master guidance line that were modified as TDRS during the year ended December 31, 2012.

A significant portion of the loans modified during the year ended December 31, 2013 (24 loans totaling $3.4 million at December 31, 2013) relate to a speculative construction home builder. As the builder completes and sells the units, the Bank will advance funds for the construction of another unit. The builder's loans for each separate unit were considered troubled debt restructured loans during the second quarter of 2013. Two of this borrower's 24 loans outstanding as of December 31, 2013 totaling $865,000 were nonaccrual. The related specific valuation allowance on this relationship is approximately $211,000 at December 31, 2013. The Bank closely monitors the activity of this borrower for potential losses.
Of the 59 loans modified during the year ended December 31, 2013, twelve loans with a total outstanding principal balance of $5.1 million were previously reported as TDRs as of December 31, 2012. Of the 34 loans modified during the year ended December 31, 2012, nine loans with a total outstanding principal balance of $2.4 million were previously reported as TDRs as of December 31, 2011. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance for TDRs that were modified during the year ended December 31, 2013 was $1.4 million at December 31, 2013. The related specific valuation allowance for those TDRs that were previously reported as TDRs as of December 31, 2012 was $111,000 and the general allowance for loan losses for TDRs that were modified during the year ended December 31, 2013 that were not previously reported as TDRs was $274,000 as of December 31, 2012.

Purchased other loans that were modified as TDRs during the years ended December 31, 2013 and 2012 are set forth in the following table:

	Years Ended December 31,
	2013		2012
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	11	$5,007	7	$435
Owner occupied commercial real estate	1	26	—	—
Non-owner occupied commercial real estate	—	—	1	536
Total commercial business	12	5,033	8	971
One-to-four family residential	—	—	1	466
Consumer	1	3	—	—
Total purchased other TDRs	13	$5,036	9	$1,437

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of year end as certain loans may have been paid-down or charged-off during the years ended December 31, 2013 and 2012.

(2)
Includes subsequent payments after modifications and reflects the balance as of the end of the year. The Bank’s initial recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification) as the Bank did not forgive any principal or interest balance as part of the loan modification.

The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects as mentioned above. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
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
There were three originated commercial and industrial TDRs with a principal balance totaling $918,000 that had been modified during the previous twelve months ended that subsequently defaulted during the year ended December 31, 2013. Two of these loans defaulted because they were past their modified maturity date while one defaulted due to a payment being past due 90 days or more. The Bank recorded a $63,000 related specific valuation allowance for these defaulted TDRs as of December 31, 2013.
There were no originated TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the year ended December 31, 2012. There were no purchased other TDRs that had been modified during the previous twelve months ended that subsequently defaulted during the years ended December 31, 2013 and 2012.
(h) Purchased Impaired Loans
As indicated above, the Company purchased impaired loans from the Cowlitz, Pierce, NCB and Valley Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at December 31, 2013 and December 31, 2012 of the purchased impaired loans by acquisition:

	Cowlitz Bank
	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$10,608	$21,624
Owner-occupied commercial real estate	11,538	17,157
Non-owner occupied commercial real estate	10,611	12,908
Total commercial business	32,757	51,689
One-to-four family residential	3,966	4,262
Real estate construction and land development:
One-to-four family residential	1,298	6,122
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,298	6,122
Consumer	2,022	3,533
Gross purchased impaired covered loans	$40,043	$65,606
The total balance of subsequent advances on the purchased impaired covered loans was $2.6 million and $3.8 million as of December 31, 2013 and December 31, 2012, respectively. The Bank has the option to modify certain purchased covered loans which may terminate the FDIC shared-loss coverage on those modified loans. At both December 31, 2013 and December 31, 2012, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC shared-loss agreements was $1.7 million. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

	Pierce Commercial Bank
	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$15,684	$21,953
Owner-occupied commercial real estate	5,067	5,748
Non-owner occupied commercial real estate	4,893	7,802
Total commercial business	25,644	35,503
One-to-four family residential	4,055	3,303
Real estate construction and land development:
One-to-four family residential	1,967	3,375
Five or more family residential and commercial properties	469	820
Total real estate construction and land development	2,436	4,195
Consumer	1,013	4,393
Gross purchased impaired non-covered loans	$33,148	$47,394

	NCB	Valley
	December 31, 2013 (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,014	$1,495
Owner-occupied commercial real estate	—	443
Non-owner occupied commercial real estate	2,028	1,355
Total commercial business	3,042	3,293
One-to-four family residential	—	—
Real estate construction and land development:
Five or more family residential and commercial properties	608	—
Total real estate construction and land development	608	—
Consumer	79	58
Gross purchased impaired non-covered loans	$3,729	$3,351

(1)	The NCB Acquisition was completed on January 9, 2013 and the Valley Acquisition was completed on July 15, 2013.
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
The following tables summarize the accretable yield on the purchased impaired loans resulting from the Cowlitz, Pierce, NCB and Valley Acquisitions for the years ended December 31, 2013 and 2012. As the NCB and Valley Acquisitions were completed in 2013, there are no balances for the years ended December 31, 2012 or 2011.

	Year Ended December 31, 2013
	Cowlitz Bank	Pierce Commercial Bank	NCB (1)	Valley (2)	Total
	(In thousands)
Balance at the beginning of the year	$14,286	$7,352	$—	$—	$21,638
Accretion	(4,210)	(4,115)	(273)	(14)	(8,612)
Disposal and other	(4,902)	45	(258)	(105)	(5,220)
Change in accretable yield	4,361	3,847	964	271	9,443
Balance at the end of the year	$9,535	$7,129	$433	$152	$17,249

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Cowlitz Bank	Pierce Commercial Bank	Cowlitz Bank	Pierce Commercial Bank
	(In thousands)
Balance at the beginning of the year	$19,912	$14,638	$20,082	$10,943
Accretion	(6,679)	(6,238)	(9,206)	(6,288)
Disposals and other	(1,140)	(2,798)	(80)	20
Change in accretable yield	2,193	1,750	9,116	9,963
Balance at the end of the year	$14,286	$7,352	$19,912	$14,638

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

(2)
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
Activity in related party loans for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

Balance outstanding at December 31, 2010	$10,547
Principal additions	6,427
Principal reductions	(6,583)
Balance outstanding at December 31, 2011	10,391
Principal additions	8,906
Principal reductions	(7,855)
Balance outstanding at December 31, 2012	11,442
Principal additions	—
Elimination of outstanding loan balance due to change in related party status	(3,045)
Principal reductions	(923)
Balance outstanding at December 31, 2013	$7,474
The Company had $184,000 and $2.0 million of unfunded commitments to related parties as of December 31, 2013 and 2012, respectively. The Company did not have any borrowings from related parties at December 31, 2013 or 2012.

(j) Mortgage Banking Activities
The Bank historically originated certain single family residential loans to be sold on the secondary market. These loans were presented as held for sale. The Bank ceased these mortgage banking activities in the second quarter of 2013. Details of certain mortgage banking activities are as follows:

	Years Ended or As of December 31,
	2013	2012
	(In thousands)
Loans held for sale at lower of cost or market	$—	$1,676
Loans serviced for others	—	49
Total loans sold during the year	8,460	21,187
Commitments to sell mortgage loans	—	2,971
Commitments to fund mortgage loans (at interest rates approximating market rates):
Fixed rate	$—	$5,714
Variable or adjustable rate	—	—
There was no servicing fee income from mortgage loans serviced for others for the years ended December 31, 2013, 2012 and 2011.

(6)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of the year	$19,125	$22,317	$22,062
Charge-offs	(3,791)	(5,624)	(5,969)
Recoveries of loans previously charged-off	929	1,737	1,044
Provision for loan losses	890	695	5,180
Balance at the end of the year	$17,153	$19,125	$22,317
A summary of the changes in the purchased covered loans’ allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of the year	$4,352	$3,963	$—
Charge-offs	(73)	(57)	(435)
Provision for loan losses	1,888	446	4,398
Balance at the end of the year	$6,167	$4,352	$3,963
A summary of the changes in the purchased noncovered loans’ allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of the year	$5,117	$4,635	$—
Charge-offs	(507)	(393)	(217)
Provision for loan losses	894	875	4,852
Balance at the end of the year	$5,504	$5,117	$4,635
The purchased loans acquired in the Cowlitz, Pierce, NCB and Valley Acquisitions are subject to the Company’s internal credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the year ended December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,826)	(247)	—	(52)	(423)	(142)	(681)	—	(4,371)
Recoveries	248	560	—	—	—	32	89	—	929
Provisions for / (Reallocation of) loan losses	6,144	(285)	(43)	(69)	(988)	(1,246)	428	(269)	3,672
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
Allowance for loan losses as of December 31, 2013 allocated to:
Originated loans individually evaluated for impairment	$1,891	$595	$364	$—	$211	$—	$38	$—	$3,099
Originated loans collectively evaluated for impairment	6,614	2,039	2,459	564	429	855	493	601	14,054
Purchased other covered loans individually evaluated for impairment	629	—	—	31	—	—	—	—	660
Purchased other covered loans collectively evaluated for impairment	18	7	14	13	—	—	57	—	109
Purchased other non-covered loans individually evaluated for impairment	825	—	—	—	—	—	115	—	940
Purchased other non-covered loans collectively evaluated for impairment	113	62	57	6	—	—	82	—	320
Purchased impaired covered loans collectively evaluated for impairment	1,094	998	2,073	270	789	—	174	—	5,398
Purchased impaired non-covered loans collectively evaluated for impairment	2,294	348	359	216	291	98	638	—	4,244
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(2,292)	(1,142)	(292)	(391)	(835)	(445)	(677)	—	(6,074)
Recoveries	1,560	8	11	—	125	—	33	—	1,737
Provision for / (Reallocation of) loan losses	(1,161)	2,176	1,256	818	(982)	(1,046)	995	(40)	2,016
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Allowance for loan losses as of December 31, 2012 allocated to:
Originated loans individually evaluated for impairment	$858	$509	$1,386	$46	$792	$658	$110	$—	$4,359
Originated loans collectively evaluated for impairment	5,372	2,054	2,375	591	1,339	1,527	638	870	14,766
Purchased other covered loans individually evaluated for impairment	4	—	—	44	—	—	33	—	81
Purchased other covered loans collectively evaluated for impairment	38	29	—	23	—	—	4	—	94
Purchased other non-covered loans individually evaluated for impairment	10	7	18	61	—	—	124	—	220
Purchased other non-covered loans collectively evaluated for impairment	30	40	16	5	—	—	14	—	105
Purchased impaired covered loans collectively evaluated for impairment	1,034	989	1,164	210	639	—	141	—	4,177
Purchased impaired non-covered loans collectively evaluated for impairment	2,566	393	410	241	361	124	697	—	4,792
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$9,693	$2,972	$6,903	$592	$4,684	$2,404	$138	$27,386
Originated loans collectively evaluated for impairment	273,382	208,315	347,548	38,643	13,909	42,780	27,992	952,569
Purchased other covered loans individually evaluated for impairment	3,761	—	—	450	—	—	7	4,218
Purchased other covered loans collectively evaluated for impairment	2,249	13,443	2,438	797	—	—	1,733	20,660
Purchased other non-covered loans individually evaluated for impairment	1,297	26	520	—	—	—	640	2,483
Purchased other non-covered loans collectively evaluated for impairment	35,389	64,877	38,223	79	1,099	2,114	10,600	152,381
Purchased impaired covered loans collectively evaluated for impairment	8,680	10,923	12,187	3,530	1,556	—	2,000	38,876
Purchased impaired non-covered loans collectively evaluated for impairment	16,779	5,119	6,785	3,768	32	1,357	2,177	36,017
Total gross loans receivable as of December 31, 2013	$351,230	$305,675	$414,604	$47,859	$21,280	$48,655	$45,287	$1,234,590
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,440	$2,051	$7,257	$811	$3,424	$3,357	$157	$27,497
Originated loans collectively evaluated for impairment	266,800	186,443	258,578	38,037	21,751	48,718	28,757	849,084
Purchased other covered loans individually evaluated for impairment	51	—	—	466	—	—	38	555
Purchased other covered loans collectively evaluated for impairment	7,232	18,347	384	857	—	—	1,911	28,731
Purchased other non-covered loans individually evaluated for impairment	385	139	973	61	—	—	125	1,683
Purchased other non-covered loans collectively evaluated for impairment	4,313	7,924	3,456	—	—	—	4,691	20,384
Purchased impaired covered loans collectively evaluated for impairment	18,498	16,449	12,644	3,704	4,433	—	3,316	59,044
Purchased impaired non-covered loans collectively evaluated for impairment	20,065	5,148	6,590	2,979	513	864	5,897	42,056
Total gross loans receivable as of December 31, 2012	$327,784	$236,501	$289,882	$46,915	$30,121	$52,939	$44,892	$1,029,034

(7)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of year	$7,100	$10,350	$16,071
Cash payments received or receivable from the FDIC	(2,537)	(2,217)	(3,471)
FDIC share of additional estimated losses	1,086	843	2,178
Net amortization	(1,267)	(1,876)	(4,428)
Balance at the end of year	$4,382	$7,100	$10,350

(8)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at the beginning of the year	$5,666	$4,484	$3,030
Additions	2,974	7,406	5,653
Additions from acquisitions	2,279	—	—
Proceeds from dispositions	(6,253)	(5,987)	(3,257)
Gain (loss) on sales, net	264	587	(71)
Valuation adjustment	(371)	(824)	(871)
Balance at the end of the year	$4,559	$5,666	$4,484

(9)	Premises and Equipment
A summary of premises and equipment are follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Land	$10,876	$8,201
Buildings and building improvements	33,482	26,677
Furniture, fixtures and equipment	18,054	16,057
Total premises and equipment	62,412	50,935
Less accumulated depreciation	28,064	26,180
Premises and equipment, net	$34,348	$24,755
Total depreciation expense on premises and equipment was $2.3 million, $2.1 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(10)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of Valley Community Bancshares, Inc. on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The Company recorded$16.4 million of goodwill during the year ended December 31, 2013 due to the Valley Acquisition. There was no goodwill additions recorded during the year ended December 31, 2012.

At December 31, 2013, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the year ended December 31, 2013. The Company did not record goodwill impairment charges for the years ended December 31, 2013, 2012 or 2011. Even though there was no goodwill impairment at December 31, 2013, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Consolidated Financial Statements.
b) Other Intangible Assets
The other intangible assets represents the Core Deposit Intangible acquired in business combinations. The useful life of the CDI related to Valley Community Bancshares, Inc., Northwest Commercial Bank, Pierce Commercial Bank, Cowlitz Bank, and Western Washington Bancorp acquisitions is ten, five, four, nine, and eight years, respectively.
During the year ended December 31, 2013, the Company recorded additions of intangible assets of $1.1 million due to the NCB and Valley Acquisitions. There were no intangible asset additions recorded during the year ended December 31, 2012.
Amortization expense related to the core deposit intangibles was $543,000, $427,000 and $440,000 for the years ended December 31, 2013, 2012 and 2011.
The estimated aggregated amortization expense related to these intangible assets for future years is as follows:

Years Ending December 31,
(In thousands)
2014	$565
2015	456
2016	156
2017	139
2018	91
Thereafter	208
$1,615

(11)	Deposits
Deposits consisted of the following:

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$349,902	25.0%	$247,048	22.1%
NOW accounts	352,051	25.2%	303,487	27.2%
Money market accounts	232,016	16.6%	157,728	14.1%
Savings accounts	155,790	11.1%	120,781	10.8%
Total non-maturity deposits	1,089,759	77.9%	829,044	74.2%
Certificate of deposit accounts	309,430	22.1%	288,927	25.8%
Total deposits	$1,399,189	100.0%	$1,117,971	100.0%
Accrued interest payable on deposits was $152,000 and $106,000 as of December 31, 2013 and 2012, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Interest expense, by category, is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
NOW accounts	$645	$797	$1,215
Money market accounts	386	452	653
Savings accounts	164	204	361
Certificate of deposit accounts	2,478	3,016	4,274
	$3,673	$4,469	$6,503
Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2014	$222,817
2015	45,943
2016	21,844
2017	11,317
2018	7,509
Thereafter	—
$309,430
Certificates of deposit issued in denominations equal to or in excess of $100,000 totaled $171.3 million and $164.9 million as of December 31, 2013 and 2012, respectively.

(12)	Repurchase Agreements
The Company utilizes repurchase agreements with a one-day maturity as a supplement to funding sources. At December 31, 2013 and 2012 the Company had securities sold under agreement to repurchase of $29.4 million and $16.0 million, respectively. The weighted average interest rates on the utilized repurchased agreements was 0.3% as of December 31, 2013 and 2012. Repurchase agreements are secured by investment securities available for sale. Upon maturity of the agreements, the pledged investment securities will be returned to the Company.

(13)	Other Borrowings
(a) FHLB Advances

The Federal Home Loan Bank of Seattle functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2013, the Bank maintained a credit facility with the FHLB of Seattle for $283.6 million. During the years ended December 31, 2013 and 2012 there were no FHLB borrowing transactions completed and at December 31, 2013 and 2012 there were no FHLB advances outstanding.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2013, the Bank was not required to maintain collateral in order to meet the collateral requirements of the FHLB.

(b) Federal Funds Purchased

The Bank maintains advance lines to purchase federal funds totaling $50.0 million as of December 31, 2013. The lines generally mature annually or are reviewed annually. As of December 31, 2013 and 2012, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $56.7 million as of December 31, 2013, of which there were no borrowings outstanding as of December 31, 2013 or 2012. Any advances on the credit facility would have to be first pledged with the Bank's investment securities or loans.

(14)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current tax expense	$4,344	$5,916	$10,098
Deferred tax expense (benefit)	326	185	(7,465)
(Decrease) increase in valuation allowance	(77)	77	—
	$4,593	$6,178	$2,633

A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax expense at Federal statutory rate	$4,959	$6,804	$3,203
Tax exempt interest	(858)	(649)	(542)
Non-deductible acquisition costs	469	—	—
Valuation allowance	(77)	77	—
Other, net	100	(54)	(28)
	$4,593	$6,178	$2,633

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,003	$9,182
Accrued compensation	821	280
Capital loss carryforward	95	246
Unrealized losses charged to earnings on other than temporarily impaired investment securities	622	609
Net unrealized losses charged to other comprehensive income on securities	626	—
Goodwill and other intangible assets	2,107	2,280
Market discount on purchased loans	6,767	2,982
Foregone interest on nonaccrual loans	1,026	798
Net operating loss carryforward acquired from NCB	588	—
Other	67	505
Deferred tax assets before valuation allowance	19,722	16,882
Valuation allowance	—	(77)
Total deferred tax assets	19,722	16,805
Deferred tax liabilities:
Deferred loan fees	(867)	(720)
Premises and equipment	(1,520)	(888)
FHLB stock	(1,039)	(1,043)
Net unrealized gains charged to other comprehensive income on securities	—	(939)
Indemnification asset	(1,539)	(2,493)
Total deferred tax liabilities	(4,965)	(6,083)
Deferred income tax asset, net	$14,757	$10,722
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves. At December 31, 2013, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences at December 31, 2013.
The Company has a net operating loss carryforward of $1.7 million as of December 31, 2013 that will expire in 2033. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. The Company also has $270,000 of federal capital loss carryforwards as of December 31, 2013 which will expire in 2018. A tax planning strategy has been developed that will enable the Company to deduct all of the net operating loss and capital loss carryforwards prior to their respective expirations. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2013. During the year ended December 31, 2013, management reversed the valuation allowance that was established in the prior year.
As of December 31, 2013 and December 31, 2012, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 were immaterial.
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2013, 2012, 2011 and 2010.

(15)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of December 31, 2013, 110,436 shares remain available for future issuances under stock-based compensation plans.
(a) Stock Option Awards
For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense related to stock options of $71,000, $106,000 and $165,000, respectively, and a related tax benefit of $0, $1,000 and $6,000, respectively. As of December 31, 2013, the total unrecognized compensation expense related to non-vested stock options was $76,000 and the related weighted average period over which it is expected to be recognized is approximately 0.39 years. The intrinsic value and cash proceeds from options exercised during the year ended December 31, 2013 totaled $54,000 and $200,000, respectively. The intrinsic value and cash proceeds from options exercised during the year ended December 31, 2012 totaled $31,000 and $129,000, respectively.
The following tables summarize the stock option activity for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2010	550,524	$18.70
Granted	—	—
Exercised	(4,350)	11.35
Forfeited or expired	(129,051)	20.15
Outstanding at December 31, 2011	417,123	18.33
Granted	—	—
Exercised	(11,365)	11.35
Forfeited or expired	(105,100)	21.52
Outstanding at December 31, 2012	300,658	17.48
Granted	—	—
Exercised	(16,553)	12.10
Forfeited or expired	(89,623)	22.07
Outstanding at December 31, 2013	194,482	$15.82	3.38	$553
Vested and expected to vest at December 31, 2013	194,450	$15.82	3.38	$553
Exercisable at December 31, 2013	176,576	$15.93	3.08	$511

The Company measures the fair value of each stock option grant at the date of the grant using the Black-Scholes-Merton option pricing model. The expected term of share options is derived from historical data and represents the period of time that share options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a maturity equal to the expected term. Expected volatility is based on historical volatility of Company shares over a period commensurate with the expected term. Expected dividend yield is based on dividends expected to be paid during the expected term of the share options. There were no options granted during the years ended December 31, 2013, 2012 or 2011.

(b) Restricted and Unrestricted Stock Awards
For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense related to restricted and unrestricted stock awards of $1.2 million, $1.1 million and $737,000, respectively, and a related tax benefit of $428,000, $367,000, and $258,000, respectively. As of December 31, 2013, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $1.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.17 years. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $842,000 and $396,000, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	118,379	$18.29
Granted	80,723	14.79
Vested	(29,352)	20.50
Forfeited	(4,870)	14.47
Nonvested at December 31, 2011	164,880	16.29
Granted	91,738	14.02
Vested	(61,445)	17.41
Forfeited	(5,503)	15.21
Nonvested at December 31, 2012	189,670	14.86
Granted	103,195	14.31
Vested	(86,819)	15.55
Forfeited	(3,107)	14.89
Nonvested at December 31, 2013	202,939	$14.29

(16)	Employee Benefit Plans
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
The profit sharing portion of the KSOP is a defined contribution retirement plan. The plan provides a contribution to all eligible participants upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year of 2% of the participants’ eligible compensation. The Company can also provide discretionary profit sharing contributions beyond the required 2% contribution. It is the Company’s policy to fund plan costs as accrued. Employee vesting in the profit sharing occurs over a period of six years, at which time they become fully vested. Employer profit sharing contributions were $600,000, $631,000 and $562,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
The KSOP also includes the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50% up to 6% of eligible compensation, up to certain Internal Revenue Service limits. Employee vesting in employer matching occurs over a period of 6 years for those contributions made after January 1, 2003. Employer matching contributions for the years ended December 31, 2013, 2012 and 2011 were $497,000, $444,000 and $438,000, respectively.

The third portion of the KSOP is the employee stock ownership plan (ESOP). Heritage Bank established the ESOP and related trust for eligible employees effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. The ESOP provides a contribution to all eligible participants upon completion of one year of service, the attainment of 18 years of age, and employment on the last day of the year. Employee vesting occurs over a period of six years. The ESOP is funded by employer contributions in cash or common stock. During the year ended December 31, 2012, the loan related to the ESOP was paid in full; therefore, there is no ESOP compensation expense for the year ended December 31, 2013. ESOP compensation expense was $139,000 and $119,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company had no allocated or committed shares to be released to the ESOP and has no unearned, restricted shares remaining to be released as of December 31, 2013.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change of control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $445,000 and $312,000 for the years ended December 31, 2013 and 2012, respectively. The Company’s contributions totaled $155,000 and $150,000 for the years ended December 31, 2013 and 2012, respectively.

(17)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income:
Net income	$9,575	$13,261	$6,518
Less: Dividends and undistributed earnings allocated to participating securities	(118)	(162)	(67)
Net income allocated to common shareholders	$9,457	$13,099	$6,451
Basic:
Weighted average common shares outstanding	15,667,912	15,262,452	15,601,537
Less: Restricted stock awards	(191,677)	(182,303)	(170,182)
Total basic weighted average common shares outstanding	15,476,235	15,080,149	15,431,355
Diluted:
Basic weighted average common shares outstanding	15,476,235	15,080,149	15,431,355
Incremental shares from stock options	11,480	14,640	66,071
Total diluted weighted average common shares outstanding	15,487,715	15,094,789	15,497,426
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2013, 2012 and 2011, anti-dilutive shares outstanding related to options to acquire common stock totaled 163,863, 249,215 and 488,423, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the

Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. The following table summarizes the dividend activity for the years ended December 31, 2013 and 2012.

Declared	Cash Dividend per Share	Record Date	Paid Date
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012
November 30, 2012	$0.30	November 26, 2012	December 6, 2012
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. On August 30, 2011, the Board of Directors approved the Company's ninth stock repurchase plan, authorizing the repurchase of up to 5% of the Company's outstanding share of common stock, or approximately 782,000 shares over a period of twelve months.
The following table provides total repurchased shares and average share prices under the applicable Plans and years:

	Years Ended December 31,
	2013	2012	Plan Total
Ninth Plan
Repurchased shares	—	389,627	590,832
Stock repurchase average share price	$0	$13.45	$12.83

Tenth Plan
Repurchased shares	544,000	52,900	596,900
Stock repurchase average share price	$15.88	$13.88	$15.70
During the years ended December 31, 2013 and 2012, the Company repurchased 13,138 and 3,419 shares at an average price of $14.29 and $14.08 to pay withholding taxes on restricted stock that vested during the years ended December 31, 2013 and 2012, respectively.
(d) Preferred Stock and Warrant
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
Under the terms of the warrant, and because the Company’s September 2009 common stock issuance was a “qualified equity offering” resulting in aggregate gross proceeds of at least $24.0 million, the number of shares of the Company’s common stock underlying the warrant was reduced by 50% to 138,037 shares. On August 17, 2011, the Company repurchased the warrant from the Treasury for $450,000. The warrant repurchase, together with the Company’s earlier redemption of the entire amount of the preferred shares issued to the Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the Treasury.
(e) Common Stock
The acquisition of Valley Community Bancshares, Inc. was effective on July 15, 2013. In conjunction with this acquisition was the issuance of 1.53 million shares of the Company’s common stock at a fair value of $24.2 million.

(18)	Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income (“AOCI”) by component, during the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(2,965)	59	(2,906)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive (loss) income	(2,965)	59	(2,906)
Balance of AOCI at the end of the year	$(923)	$(239)	$(1,162)

(1)	All amounts are net of tax.

	Year Ended December 31, 2012
	Changes in fair value of available for sale securities (1)	Accretion of other- than- temporary impairment on held to maturity securities (1)	Other-than- temporary impairments on securities held to maturity (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$2,105	$(369)	$—	$1,736
Other comprehensive (loss) income before reclassification	(63)	105	(34)	8
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive (loss) income	(63)	105	(34)	8
Balance of AOCI at the end of the year	$2,042	$(264)	$(34)	$1,744

(1)	All amounts are net of tax.

(19)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject.
On June 19, 2013, the Company merged its two subsidiary banks, Heritage Bank and Central Valley Bank, with Central Valley Bank being merged into Heritage Bank. Therefore, the tables below do not show the capital ratios for Central Valley Bank at December 31, 2013.
Pursuant to minimum capital requirements of the FDIC, Heritage Bank and Central Valley Bank were required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4.0% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4.0% and 8.0%, respectively. As of December 31, 2013 and December 31, 2012, the most recent regulatory notifications categorized Heritage Bank and Central Valley Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$65,847	4.0%	N/A	N/A	$185,951	11.3%
Tier 1 capital to risk-weighted assets	47,853	4.0	N/A	N/A	185,951	15.5
Total capital to risk-weighted assets	95,706	8.0	N/A	N/A	201,076	16.8
Heritage Bank
Tier 1 leverage capital to average assets	65,831	4.0	82,288	5.0	182,543	11.1
Tier 1 capital to risk-weighted assets	47,807	4.0	71,710	6.0	182,543	15.3
Total capital to risk-weighted assets	95,613	8.0	119,517	10.0	197,656	16.5
As of December 31, 2012:
The Company consolidated
Tier 1 leverage capital to average assets	$53,756	4.0%	N/A	N/A	$183,099	13.6%
Tier 1 capital to risk-weighted assets	39,232	4.0	N/A	N/A	183,099	18.7
Total capital to risk-weighted assets	78,464	8.0	N/A	N/A	195,561	19.9
Heritage Bank
Tier 1 leverage capital to average assets	47,112	4.0	58,890	5.0	149,613	12.7
Tier 1 capital to risk-weighted assets	34,121	4.0	51,181	6.0	149,613	17.5
Total capital to risk-weighted assets	68,241	8.0	85,302	10.0	160,457	18.8
Central Valley Bank
Tier 1 leverage capital to average assets	6,632	4.0	8,289	5.0	16,953	10.2
Tier 1 capital to risk-weighted assets	5,081	4.0	7,622	6.0	16,953	13.4
Total capital to risk-weighted assets	10,162	8.0	12,703	10.0	18,562	14.6
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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.
The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

(20)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $2.3 million, $1.9 million, and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in occupancy and equipment expense.
The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Years Ending December 31,
(In thousands)
2014	$1,755
2015	1,768
2016	1,590
2017	1,384
2018	1,138
Thereafter	3,951
$11,586
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2013	December 31, 2012
	(In thousands)
Commercial business:
Commercial and industrial	$169,079	$126,162
Owner-occupied commercial real estate	2,812	2,151
Non-owner occupied commercial real estate	2,405	7,006
Total commercial business	174,296	135,319
One-to-four family residential	45	—
Real estate construction and land development:
One-to-four family residential	12,236	4,662
Five or more family residential and commercial properties	20,720	26,301
Total real estate construction and land development	32,956	30,963
Consumer	27,480	34,525
Total outstanding commitments	$234,777	$200,807
(c) Regulatory and Legal Proceedings
The Company is involved in numerous business transactions, which, in some cases, depend on regulatory determination as to compliance with rules and regulations. Also, the Company has certain litigation and negotiations in progress. All such matters are attributable to activities arising from normal operations, except the proposed merger as mentioned below. In the opinion of management, after review with legal counsel, the eventual outcome of the aforementioned matters, including the proposed merger, is unlikely to have a materially adverse effect on the Company’s Consolidated Financial Statements or its financial position.
     On October 23, 2013, the Company announced the signing of a merger agreement with Washington Banking with Washington Banking merging into Heritage. Washington Banking, its directors and Heritage are named as defendants in two lawsuits pending in the Superior Court for the State of Washington in King County, Washington, which have been consolidated under the caption In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA. The consolidated litigation generally alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders by agreeing to the proposed merger at an unfair price and without an adequate sales process, because they have interests in the merger different from shareholders and by agreeing to deal protection provisions in the merger agreement that are alleged to prevent bids by third parties. The consolidated litigation also alleges that the disclosures in connection with the merger are misleading in various respects. Heritage is alleged to have aided and abetted the directors’ alleged breaches of their fiduciary duties.  The consolidated litigation seeks, among other things, an order enjoining the defendants from consummating the proposed merger, as well as attorneys’ and experts’ fees and certain other damages.
Heritage believes that the aiding and abetting claim against it lacks merit. Washington Banking and its directors and Heritage separately filed motions to dismiss the claims against them.

(21)	Fair Value Measurements
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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	$—	$6,039	$—
Municipal securities	49,060	—	49,060	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	108,035	—	108,035	—
Total	$163,134	$—	$163,134	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$11,035	$—	$11,035	$—
Municipal securities	47,360	—	47,360	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	85,898	—	85,898	—
Total	$144,293	$—	$144,293	$—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 or 2012.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012 and the net losses (gains) recorded in earnings during the years ended December 31, 2013 and 2012.

	Basis (1)	Fair Value at December 31, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2013
	(In thousands)
Impaired originated loans:
Commercial business:
Commercial and industrial	$4,835	$2,944	$—	$—	$2,944	$1,904
Owner-occupied commercial real estate	1,880	1,285	—	—	1,285	194
Non-owner occupied commercial real estate	4,123	3,759	—	—	3,759	(1,022)
Total commercial business	10,838	7,988	—	—	7,988	1,076
One-to-four family residential	340	340	—	—	340	(32)
Real estate construction and land development:
One-to-four family residential	1,585	1,374	—	—	1,374	(276)
Five or more family residential and commercial properties	2,404	2,404	—	—	2,404	(357)
Total real estate construction and land development	3,989	3,778	—	—	3,778	(633)
Consumer	38	—	—	—	—	38
Total impaired originated loans	15,205	12,106	—	—	12,106	449
Purchased other impaired loans:
Commercial business:
Commercial and industrial	4,721	3,267	—	—	3,267	1,444
Non-owner occupied commercial real estate	520	520	—	—	520	(18)
Total commercial business	5,241	3,787	—	—	3,787	1,426
One-to-four family residential	450	419	—	—	419	(13)
Consumer	647	532	—	—	532	113
Total purchased other impaired loans	6,338	4,738	—	—	4,738	1,526
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	19	19	—	19	—	38
Other real estate owned:
Commercial properties	1,720	1,222	—	—	1,222	348
Total	$23,282	$18,085	$—	$19	$18,066	$2,361

(1)
Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

	Basis (1)	Fair Value at December 31, 2012
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2012
	(In thousands)
Impaired originated loans:
Commercial business:
Commercial and industrial	$6,137	$5,279	$—	$—	$5,279	$(138)
Owner-occupied commercial real estate	1,418	909	—	—	909	438
Non-owner occupied commercial real estate	4,226	2,840	—	—	2,840	622
Total commercial business	11,781	9,028	—	—	9,028	922
One-to-four family residential	811	764	—	—	764	30
Real estate construction and land development:
One-to-four family residential	2,720	1,929	—	—	1,929	(182)
Five or more family residential and commercial properties	3,357	2,699	—	—	2,699	223
Total real estate construction and land development	6,077	4,628	—	—	4,628	41
Consumer	109	—	—	—	—	109
Total impaired originated loans	18,778	14,420	—	—	14,420	1,102
Purchased other impaired loans:
Commercial business:
Commercial and industrial	436	422	—	—	422	14
Owner-occupied commercial real estate	139	132	—	—	132	7
Non-owner occupied commercial real estate	973	955	—	—	955	18
Total commercial business	1,548	1,509	—	—	1,509	39
One-to-four family residential	527	422	—	—	422	105
Consumer	163	6	—	—	6	152
Total purchased other impaired loans	2,238	1,937	—	—	1,937	296
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	117	113	—	113	—	78
Other real estate owned:
Agricultural properties	602	450	—	—	450	152
Commercial properties	2,540	1,941	—	—	1,941	499
Total other real estate owned	3,142	2,391	—	—	2,391	651
Total	$24,275	$18,861	$—	$113	$18,748	$2,127

(1)
Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and December 31, 2012.

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$12,106	Market approach	Adjustment for differences between the comparable sales	(27.8%) - 19.1%; (7.6%)
Purchased other impaired loans	$4,738	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 15.0%; (26.2%)
Other real estate owned	$1,222	Market approach	Adjustment for differences between the comparable sales	(60.1)% - 13.6%; (35.2%)

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$14,420	Market approach	Adjustment for differences between the comparable sales	(35.1)% - 22.0%; (2.0%)
Purchased other impaired loans	$1,937	Market approach	Adjustment for differences between the comparable sales	(5.0%) - 0.0%; (2.5%)
Other real estate owned	$2,391	Market approach	Adjustment for differences between the comparable sales	(47.7%) - 5.0%; (27.6%)
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

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,400	$130,400	$130,400	$—	$—
Other interest earning deposits	15,662	15,747	—	15,747	—
Investment securities available for sale	163,134	163,134	—	163,134	—
Investment securities held to maturity	36,154	36,340	—	36,340	—
FHLB stock	5,741	N/A	N/A	—	—
Loans receivable, net of allowance	1,203,096	1,218,192	—	—	1,218,192
Accrued interest receivable	5,462	5,462	26	910	4,526
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,089,759	$1,089,759	$1,089,759	$—	$—
Certificate of deposit accounts	309,430	311,065	—	311,065	—
Total deposits	$1,399,189	$1,400,824	$1,089,759	$311,065	$—
Securities sold under agreement to repurchase	$29,420	$29,420	$29,420	$—	$—
Accrued interest payable	152	152	17	135	—

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$104,268	$104,268	$104,268	$—	$—
Other interest earning deposits	2,818	2,818	—	2,818	—
Investment securities available for sale	144,293	144,293	—	144,293	—
Investment securities held to maturity	10,099	11,010	—	11,010	—
FHLB stock	5,495	N/A	N/A	—	—
Loans held for sale	1,676	1,676	—	—	1,676
Loans receivable, net of allowance	998,344	1,012,880	—	—	1,012,880
Accrued interest receivable	4,821	4,821	6	717	4,098
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$829,044	$829,044	$829,044	$—	$—
Certificate of deposit accounts	288,927	290,484	—	290,484	—
Total deposits	$1,117,971	$1,119,528	$829,044	$290,484	$—
Securities sold under agreement to repurchase	$16,021	$16,021	$16,021	$—	$—
Accrued interest payable	$106	$106	$19	$87	$—

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

(22)	Proposed Merger
On October 23, 2013, the Company, along with the Bank, and Washington Banking Company and its wholly owned subsidiary bank, Whidbey Island Bank jointly announced the signing of a merger agreement under which Heritage and Washington Banking will enter into a strategic merger with Washington Banking merging into Heritage. Immediately following the merger, Whidbey will merge into the Bank. Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be in Olympia, Washington.
Under the terms of the merger agreement, Washington Banking shareholders will receive 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. Based on the closing price of Heritage common stock of $16.72 on December 20, 2013, the consideration value for Washington Banking was approximately $276.8 million in aggregate. Upon consummation, the shareholders of Washington Banking will own approximately 46% of the combined company and the shareholders of Heritage will own approximately 54%. As of September 30, 2013, Washington Banking had approximately $1.6 billion in total assets.
The merger agreement has been unanimously approved by the boards of directors of Heritage and Washington Banking. The merger is subject to regulatory approvals, approval by Heritage and Washington Banking shareholders, and certain other customary closing conditions. As of date of this Form 10-K, the Company has received approval for the bank merger from the FDIC and the DFI and a waiver from the FRB. There can be no assurance that the regulatory approvals received will not contain a condition or requirement that results in a failure to satisfy the conditions to closing set forth in the merger agreement. The merger is expected to close in the first half of 2014. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders are not expected to recognize any taxable gain or loss in connection with the share exchange to the extent of the stock consideration received.
For further information, reference is made to the Form 8-K filed by the Company with the SEC on October 24, 2013 and the Form S-4/A filed by the Company with the SEC on February 27, 2014.

(23)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and interest earning deposits	$2,645	$16,251
Investment in subsidiary banks	212,354	182,404
Other assets	1,041	668
	$216,040	$199,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$278	$385
Total stockholders’ equity	215,762	198,938
	$216,040	$199,323

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income:
Interest earning deposits	$22	$44	$95
ESOP loan	—	8	20
Other income:
Dividends from subsidiary banks	26,000	14,100	6,000
Equity in undistributed income of subsidiary banks	(13,001)	962	2,169
Total income	13,021	15,114	8,284
Noninterest expense:
Professional services	1,718	—	—
Other expense	2,905	2,766	2,501
Total noninterest expense	4,623	2,766	2,501
Income before income taxes	8,398	12,348	5,783
Benefit for income taxes	(1,177)	(913)	(735)
Net income	$9,575	$13,261	$6,518

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$9,575	$13,261	$6,518
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess distributed (undistributed) income of subsidiary bank	13,001	(962)	(2,169)
Tax provision realized from stock options exercised, share-based payment and dividends on unallocated ESOP shares	13	93	4
Recognition of compensation related to ESOP shares and share based payment	1,223	1,185	855
Stock option compensation expense	71	106	165
Net change in other assets and liabilities	(489)	7	(250)
Net cash provided by operating activities	23,394	13,690	5,123
Cash flows from investing activities:
ESOP loan principal repayments	—	161	136
Investment in subsidiary	(21,666)	—	—
Net cash (used in) provided by investing activities	(21,666)	161	136
Cash flows from financing activities:
Common stock cash dividends paid	(6,672)	(12,155)	(5,910)
Proceeds from exercise of stock options	176	129	50
Tax provision realized from stock options exercised, share-based payment and dividends on unallocated ESOP shares	(13)	(93)	(4)
Repurchase of common stock	(8,825)	(6,023)	(2,342)
Repurchase of common stock warrant	—	—	(450)
Net cash used in financing activities	(15,334)	(18,142)	(8,656)
Net decrease in cash and cash equivalents	(13,606)	(4,291)	(3,397)
Cash and cash equivalents at beginning of year	16,251	20,542	23,939
Cash and cash equivalents at end of year	$2,645	$16,251	$20,542

(24)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,484	$16,859	$18,533	$18,552
Interest expense	946	919	952	907
Net interest income	16,538	15,940	17,581	17,645
Provision for loan losses	858	1,308	1,078	428
Net interest income after provision for loan losses	15,680	14,632	16,503	17,217
Noninterest income	2,282	2,357	2,582	2,430
Noninterest expense	13,719	13,007	14,285	18,504
Income before provision for income taxes	4,243	3,982	4,800	1,143
Income tax expense	1,358	1,292	1,510	433
Net income	$2,885	$2,690	$3,290	$710
Basic earnings per common share	$0.19	$0.18	$0.20	$0.04
Diluted earnings per common share	0.19	0.18	0.20	0.04
Cash dividends declared on common stock	$0.08	$0.08	$0.18	$0.08

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,989	$17,389	$17,031	$16,700
Interest expense	1,295	1,179	1,076	984
Net interest income	16,694	16,210	15,955	15,716
Provision for loan losses	(109)	619	807	699
Net interest income after provision for loan losses	16,803	15,591	15,148	15,017
Noninterest income	1,908	2,064	1,527	1,773
Noninterest expense	12,598	12,870	12,503	12,421
Income before provision for income taxes	6,113	4,785	4,172	4,369
Income tax expense	1,943	1,591	1,309	1,335
Net income	$4,170	$3,194	$2,863	$3,034
Basic earnings per common share	$0.27	$0.21	$0.19	$0.20
Diluted earnings per common share	0.27	0.21	0.19	0.20
Cash dividends declared on common stock	$0.06	$0.28	$0.08	$0.38