Form 10-K/A
period 2013-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2014-04-29
CIK 1046025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

HERITAGE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

WASHINGTON	0-29480	91-1857900
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
201 Fifth Avenue S.W. Olympia, WA		98501
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (360) 943-1500

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $208.3 million and was based upon the last sales price as quoted on the NASDAQ Stock Market for June 30, 2013.

The number of shares of the registrant’s common stock outstanding as of April 24, 2014 was 16,210,833.

PART III

EXPLANATORY NOTE

Heritage Financial Corporation (“Heritage”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), which was originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 11, 2014, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2013. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Heritage’s other filings with the SEC.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information Concerning Our Directors

The table below sets forth information regarding each director of Heritage, including his or her age, position and term of office.

Name	Age (1)	Position(s) Held with Heritage	Director Since	Term to Expire
		Nominees
David H. Brown	68	Director	2013	2014
Brian S. Charneski	52	Vice Chairman	2000	2014
Gary B. Christensen	65	Director	2005	2014
John A. Clees	66	Director	2005	2014
Kimberly T. Ellwanger	54	Director	2006	2014
Daryl D. Jensen	74	Director	1985	2014
Jeffrey S. Lyon	61	Director	2001	2014
Donald V. Rhodes	77	Chairman	1989	2014
Brian L. Vance	59	Director, President & CEO	2002	2014
Ann Watson	52	Director	2012	2014

(1)	As of December 31, 2013.

Business Experience of Directors

The business experience of each director of Heritage for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each director that led to the conclusion that the person should serve as a director of Heritage is set forth below. All directors have held their present positions for at least five years unless otherwise indicated.

David H. Brown was appointed to the Board of Directors in October 2013. Mr. Brown is a graduate of Washington State University in pre-law. Mr. Brown was the President and Chief Executive Officer of Valley Community Bancshares, Inc. and its subsidiary, Valley Bank, for twenty-four years prior to its acquisition by Heritage Bank in 2013. Mr. Brown’s banking career began in 1970 progressing through branch management, retail and commercial lending. Mr. Brown served on the Washington Bankers Association Board of Directors for a number of years including as Chairman. His Washington Banking Association service also included three years of service as Chairman of the Employee Benefit Trust.

Brian S. Charneski is the President of L&E Bottling Company based in Olympia, Washington and is Chairman of Pepsi Northwest Beverages, LLC, a regional beverage manufacturing joint venture with PepsiCo, Inc. headquartered in Tumwater, Washington. Mr. Charneski is a director of Spyglass Capital Partners, LLC, a private equity investment company and chairs its operating committee. Mr. Charneski is a director of the American Beverage Association and is also a member of the Board of Directors of the Pepsi-Cola Bottlers Association, having chaired the Association from 2005 to 2007. Mr. Charneski serves on the Board of Trustees of Saint Martin’s University and is a past director of the Washington Center for Performing Arts and The Community Foundation of the South Sound. Mr. Charneski is a 1985 graduate of Seattle University with a Bachelor of Arts in Economics. Mr. Charneski provides a depth of knowledge in corporate and regulatory matters as he is a strong advocate for the beverage industry. He brings significant financial, economic and merger and acquisition expertise to the Board.

Gary B. Christensen is the President, Chief Executive Officer and Chairman of the Board of Powell Christensen Inc., a fuel, lubricant and propane distributorship headquartered in Grandview, Washington. Mr. Christensen is also the Chief Executive Officer and Chairman of the Board of MidValley Chrysler, Jeep, Dodge Inc., the Chief Executive Officer of Christensen West LLC and the Chief Executive Officer of Seaport Petroleum. In 2004, R.E. Powell Distributing (a subsidiary of Powell Christensen Inc.) was named one of five inductees into the University of Washington sponsored “Leadership Circle” at the 6th Annual University of Washington Minority Business of the Year Awards dinner. Mr. Christensen is a current member of the Chevron Oil Company National Wholesale Council, serves on the Board of Ambassadors for the University of Washington Business and Economic Development Program, is a member of the Foster School Advisory Board for the Foster School of Business at the University of Washington and is a founding director and a former President of the Central Washington Chapter of Safari Club International. Mr. Christensen served as a director for Central Valley Bank from 1999 through June 2013. He also previously served as the Chairman of the Board of Directors for Yakima County Development Association. Mr. Christensen provides significant knowledge in corporate matters with his proven leadership in the success of his multiple companies. He also provides extensive knowledge of the Yakima Valley real estate market, where Central Valley Bank, a division of Heritage Bank, is located.

John A. Clees is an attorney at Worth Law Group with a practice emphasis in estate and business succession planning for closely held companies and their owners. Formerly, Mr. Clees was the Tax Services Director at the consulting and accounting firm of RSM McGladrey and McGladrey & Pullen LLP in Olympia, Washington. Prior to this, Mr. Clees was the President of Clees Miles CPA Group, Olympia, Washington until the Group was sold to RSM McGladrey. Prior to that time, he was the managing partner of Gattis, Clees and Company, an accounting firm with offices in Seattle and Olympia, Washington. Mr. Clees is a graduate of the University of Washington with a Bachelor of Arts in Economics and a graduate of the University of Washington School of Law. Mr. Clees is licensed as a Certified Public Accountant, an attorney and mediator in the State of Washington. Mr. Clees has served on Heritage’s Board of Directors since 1990 and served as a non-voting consultant to Heritage’s Board of Directors and Audit Committee from 2000 until June 2005. Mr. Clees provides important tax and accounting expertise to the Board. He also brings a legal perspective to the Board, with a solid understanding of corporate governance matters.

Kimberly T. Ellwanger was Senior Director of Corporate Affairs and Associate General Counsel at Microsoft Corporation of Redmond, Washington from 1991 until her retirement in October 1999. She led Microsoft in developing a corporate presence in government, industry and community affairs, including opening a Washington, D.C. office and developing a network of state and local government affairs representation. Prior to joining Microsoft, Ms. Ellwanger was a Partner at Perkins Coie in Seattle, Washington from 1985 to 1991, where her practice included state and local tax planning, tax litigation, bankruptcy, general business and corporate advice and transactions. She has been involved in numerous civic and professional activities including currently serving on the Board of the South Sound YMCA, the Northwest Chapter of National Association of Corporate Directors, Providence St. Peter Foundation and the University of Washington Law Alumni Magazine Editorial Board. She is past Chair of the Washington Council on International Trade and past Vice President of the Business Software Alliance and past Board member of the American Electronics Association. Ms. Ellwanger graduated with high honors from the University of Washington School of Law and graduated Phi Beta Kappa from Vassar College with an honors degree in economics. She has participated in and presented at a number of director education programs, including the Bank Director’s Executive and Director Compensation Conference and the DirectWomen Board Institute. Ms. Ellwanger brings significant legal expertise, which is complemented with her knowledge and experience in corporate and government matters.

Daryl D. Jensen served as President of Sunset Life Insurance Company of America from 1973 until his retirement in 1999. He was a member of the Sunset Life Board from 1971 to 2010. He came out of retirement and served as the Chief Financial Officer of Western Institutional Review Board, located in Olympia, Washington, from 2001 until 2010. He served as a director of Kansas City Life Insurance Company from 1978 to 2011 and was a member of its Audit Committee from 2004 to 2011. Mr. Jensen is also a director of Panorama Corporation, a large retirement community located in Lacey, Washington. Mr. Jensen served as a director of Central Valley Bank from 1989, through its acquisition by Heritage in 1999 and until June 2013, when it became a division of Heritage Bank. Mr. Jensen is a member of the American Academy of Actuaries. Mr. Jensen brings significant financial services industry and accounting expertise to the Board. His management and financial operations experience broaden the Board’s perspective on insurance and financial services matters.

Jeffrey S. Lyon is the Chairman and Chief Executive Officer of Kidder Mathews, headquartered in Seattle, Washington. Mr. Lyon serves as a director for Kidder Mathews Segner Inc. Mr. Lyon is a member of the Real Estate Advisory Board of Washington State University, the Business Advisory Board for the Milgard School of Business at the University of Washington, Tacoma and is also on the Tacoma-Pierce County Economic Development Board. Mr. Lyon has over 35 years of experience in the commercial real estate industry in the Puget Sound area. Mr. Lyon provides expertise in the commercial real estate industry and has excellent entrepreneurial and leadership skills, which are beneficial to the Board.

Donald V. Rhodes currently serves as Chairman of Heritage Financial Corporation and Heritage Bank. Mr. Rhodes joined Heritage Bank in 1989 as President and Chief Executive Officer and was elected Chairman in 1990. He served as Chairman of Central Valley Bank from 1986, through its acquisition by Heritage in 1999 and until June 2013, when it became a division of Heritage Bank. Mr. Rhodes served as a director of the Federal Home Loan Bank of Seattle from August 2005 to December 2012. Mr. Rhodes’ significant experience in the financial services industry provides a broad depth of knowledge and judgment to the Board. He provides the management and leadership skills required of the Chairman of Heritage.

Brian L. Vance is the President and Chief Executive Officer of Heritage, positions he has held since 2006. He is also Chief Executive Officer of Heritage Bank, a position he has held since 2003. Mr. Vance served as President and Chief Executive Officer of Heritage Bank from 2003 until September 2012, when Jeffrey J. Deuel was promoted to President. Mr. Vance served as President and Chief Operating Officer of Heritage Bank from 1998 until 2003. Mr. Vance joined Heritage Bank in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region. Mr. Vance serves as trustee of the South Puget Sound Community College and as a director of the University of Washington—Tacoma—Milgard School of Business Foundation and the Community Foundation. He is also the past President of the Washington Financial League. Mr. Vance’s experience with the financial services industry, which includes credit administration, management and strategic forecasting, brings valuable management and financial analysis skills to the Board.

Ann Watson is the Chief Financial Officer of Moss Adams LLP, headquartered in Seattle, Washington. Ms. Watson previously served in executive leadership roles at Russell Investments where she played an integral part in the company’s successful expansion spanning a 15 year period. In these leadership roles, she served as Chief Human Resources Officer, as a Management Committee Member, a Russell Mellon Board Member overseeing the Russell Indexes and as a Director in the Corporate Finance Group. Prior to joining Russell Investments she had a seven year career with Chemical Bank/Manufacturers Hanover in New York and abroad where she held multiple global roles including strategic planning, loan workouts, client relationship management and credit analysis. Ms. Watson is a graduate of Whitman College with a Bachelor of Arts in Economics and a graduate of Columbia University with a Masters of Business Administration. Ms. Watson is an active community leader in the Seattle area. She currently serves as the Board Vice-Chair of the Seattle Foundation and is active in Social Venture Partners. Previously she served on the Board of the Washington Economic Development Finance Authority and on the Executive Committee of the Washington State China Relations Council. Ms. Watson brings extensive financial services industry and corporate financial knowledge to the Board, including merger and acquisition experience. Her significant leadership, compensation and human resources experience add to the Board’s perspective.

Director Qualifications and Experience

The following table includes the qualifications and experience of each director that led the Board to conclude that the director is qualified to serve on the Board.

Summary of Director Qualifications and Experience	Brown	Charneski	Christensen	Clees	Ellwanger	Jensen	Lyon	Rhodes	Watson	Vance

Academia/Education is valued because it evidences a disciplined approach to enhancing the individual’s knowledge in their trade/business which provides for a broader perspective.	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Attorney - provides legal focus which assists with regulatory compliance.				✓	✓
Business Operations experience gives directors a practical understanding of developing, implementing and assessing our operating plan and business strategy.	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Corporate Governance experience supports our goals of strong Board and management accountability, transparency and protection of shareholder interests.	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Financial Expertise assists our directors in understanding the financial reporting and internal controls.	✓	✓	✓	✓	✓	✓	✓	✓	✓	✓
Financial Services (specifically, banking or insurance) experience provides an in-depth knowledge of our business operations.	✓					✓		✓	✓	✓
Real Estate expertise is important in understanding our lending business.	✓	✓					✓	✓		✓

Executive Officers

For information regarding the executive officers of Heritage, see the information contained in the Form 10-K in the section entitled, “Item 1. Business – Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of Heritage’s common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and we are required to disclose any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the year ended December 31, 2013, all filing requirements applicable to our reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Corporate Governance

Code of Ethics

The Board of Directors has adopted a written Code of Ethics Policy that applies to our directors, officers and employees. The full text of the Code of Ethics is available at www.hf-wa.com.

Audit and Finance Committee

The Audit and Finance Committee is composed of Directors Jensen (Chair), Christensen, Clees, Lyon, Rhodes and Watson. Each member is independent, in accordance with the requirements for companies listed on the NASDAQ Stock Market and applicable SEC rules. Director Jensen has been designated by the Board of Directors as the “audit committee financial expert”, as defined by the SEC.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section we discuss our executive compensation philosophy and programs at Heritage. The “Committee” refers to the Compensation Committee. Following this discussion, we disclose compensation for our named executive officers for SEC reporting purposes (which we refer to as our “NEOs”) in the Summary Compensation Table and other compensation tables. The following individuals are our NEOs for 2013:

•	Brian L. Vance — Chief Executive Officer of Heritage Bank and Central Valley Bank and President and Chief Executive Officer of Heritage Financial Corporation

•	Jeffrey J. Deuel — President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage Financial Corporation

•	Donald J. Hinson — Executive Vice President and Chief Financial Officer of Heritage Bank and Heritage Financial Corporation

•	D. Michael Broadhead — President of Central Valley Bank, a division of Heritage Bank

•	David A. Spurling — Executive Vice President and Chief Credit Officer of Heritage Bank and Heritage Financial Corporation

Executive Summary

Our Business

Heritage is the parent company of a wholly-owned subsidiary bank, Heritage Bank, located in Olympia, Washington. Heritage’s total assets as of December 31, 2013 were $1.66 billion. Heritage Bank has 36 branches located from Portland, Oregon to Seattle, Washington and 6 branches in the Yakima and Kittitas Valleys of Washington State that do business as Central Valley Bank, a division of Heritage Bank. Heritage’s vision is to contribute to the success of our clients through our innovative team, providing quality financial services. We are committed to continuously improving customer satisfaction, employee empowerment and shareholder value.

2013 Business Highlights

Heritage embarked on several key initiatives during 2013, which included growth strategies, efficiency improvements, credit quality improvements and balance sheet management. These key initiatives have required a disciplined management team to integrate multiple initiatives while continually focusing on the improvement of key performance metrics. Our performance in 2013 reflected an improvement in credit quality, deposit mix and three-year shareholder return metrics, effective management of efficiency initiatives and continued efforts to maintain our core business operations while integrating and implementing acquisitions and seeking further growth opportunities. During 2013, we had the following significant accomplishments:

•

Total Shareholder Return — Heritage’s one-year shareholder return was 19.7%, with a three-year return of 38.0%. Although Heritage’s shareholder returns are below our peer group’s returns, we had significant expenses as a result of our continued organic and acquisition-related growth initiatives during 2013.

•

Growth Initiatives — Heritage completed the acquisition of Northwest Commercial Bank on January 9, 2013 and Valley Community Bancshares, Inc. and its subsidiary, Valley Bank, on July 15, 2013, and announced a strategic alliance with Washington Banking Company on October 23, 2013. The completion of the Washington Banking Company merger is anticipated to occur in the second quarter of 2014 and, once completed, will be a transformational transaction resulting in a combined branch footprint of 67 branches spanning from Portland, Oregon to Bellingham, Washington, and combined total assets of approximately $3.3 billion. We continue a disciplined approach to seeking organic and strategic growth opportunities that will benefit our shareholders and customers.

•

Efficiency Initiatives — Heritage completed the merger of Central Valley Bank into Heritage Bank during June 2013, which consolidated the two bank subsidiaries and eliminated a bank charter, resulting in significant annual cost savings. During 2013, Heritage also closed three Heritage Bank branches that were acquired in 2010 as part of the Cowlitz Bank acquisition, consolidated four of eight Valley Bank branches and closed the mortgage and item processing divisions of Heritage Bank. Additionally, Heritage had a core system conversion that will provide efficiencies for Heritage Bank and enhanced features for our customers. Heritage management measures assets per employee (“ApE”) as a measure of efficiency and it saw improvement in this metric during 2013, with ApE of $4.4 million at December 31, 2013, compared to $3.7 million at December 31, 2012.

•

Credit Quality — Heritage significantly improved in credit quality during 2013, with nonperforming originated assets to total originated assets, excluding portions guaranteed by government agencies, decreasing to 0.68% at December 31, 2013, compared to 1.39% at December 31, 2012. As of December 31, 2013, our allowance for loan losses to total originated loans was 1.76%, representing 329.4% of nonperforming loans, net of governmental guarantees.

•

Capital Management Strategies — Heritage repurchased 544,000 shares of its common stock with a weighted average price of $15.88 during 2013 through its stock repurchase program. We declared regular and special cash dividends for a total of $0.42 per share for 2013, and also declared first quarter 2014 cash dividends of $0.16 per share. Despite our multiple acquisitions during 2013, tangible common equity to tangible assets was 11.34% at year-end and we continue to maintain capital levels in excess of regulatory requirements.

•

Net Income — Heritage’s net income was $9.6 million, or $0.61 per diluted common share, for the year ended December 31, 2013, compared to $13.3 million, or $0.87 per diluted common share, for the year ended December 31, 2012. During 2013, various growth and restructuring initiatives had a significant impact on net income with additional pre-tax expenses of approximately $5.1 million.

•

Solid Balance Sheet — Heritage increased total assets by $313.5 million during 2013 to $1.66 billion as of December 31, 2013, compared to $1.35 billion as of December 31, 2012. Originated loans increased by approximately $102.8 million, or 11.8%, during 2013 and we improved our deposit mix with non-maturity deposits to total deposits increasing to 77.9% at December 31, 2013, compared to 74.2% at December 31, 2012.

2013 Executive Compensation Highlights

Heritage continually strives to align pay with performance for all officers. During 2013, the Committee acted in accordance with Heritage’s compensation philosophy and provided our executives with compensation aligned with Heritage’s financial performance and each executive’s individual performance, and commensurate with market comparisons, while continuing to consider shareholder value.

•

Base Salary: Only one NEO received an increase to base salary in 2013 to better align him with our peer group. Based upon a peer group analysis done by an independent compensation consultant in 2012, executive salaries were moved up closer to the peer median in 2012. During 2013, an internal review of peer compensation was performed, and executive base salary increases ranged from 0% to 5% as management and the Committee continued to consider and evaluate shareholder say on pay votes and market conditions.

•

Incentive Compensation: Annual cash incentives were awarded in 2014 based on Heritage’s successful 2013 performance and equity incentives were granted in 2013 as a result of our strong 2012 financial performance. Since 2011, the Board has imposed a cap on annual cash incentives of 15% of net income to limit the amount of Heritage’s net income that can be paid out of the Management Incentive Plan, which reduced the cash incentive payouts otherwise earned under our annual incentive compensation plan by 29% in 2013, 5% in 2012 and 12% in 2011.

•

Stock Ownership Guidelines: The Committee updated Heritage’s Stock Ownership Guidelines, which are intended to encourage additional corporate ownership by the NEOs and members of the Board.Employment Agreements: Heritage entered into a transitional employment and retirement agreement with Mr. Broadhead in connection with his retirement transition in 2014, and a new employment agreement with Mr. Spurling (which became effective January 2, 2014) in connection with his promotion to Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank.

Philosophy and Objectives of Our Executive Compensation Program

Heritage’s compensation philosophy provides overarching guidelines for establishing and managing all elements of compensation. The philosophy targets total overall executive compensation at market competitive levels, which we define as between the 50th and 75th percentile of peer banks, in order to manage base salary levels, allow for meaningful performance-based compensation and recruit and retain key talent. Our compensation philosophy takes into account factors such as internal consistency of executive pay, and the experience, tenure and scope of responsibility for each of our NEOs. Officer compensation is weighted toward Heritage’s achievement of stated annual and long-term performance objectives.

Our compensation programs are designed to link compensation with performance, taking into account competitive compensation levels at peer group institutions and in the markets where we compete for talent. The policies and underlying philosophy governing our compensation programs include the following:

•

Employer of Choice — We view compensation as a key factor in being an employer of choice in our markets. We believe that competitive compensation packages allow us to attract and retain well-qualified, key employees critical to our long-term success.

•	Pay Aligned with Performance — We strive to provide a competitive salary combined with incentive opportunities that reward outstanding individual and company performance.

•

Prudent Management of Risk — We evaluate, design and manage compensation programs to ensure that we are properly and prudently managing the risks that may be created by such programs. The Committee has the authority and responsibility to mitigate such risks, where necessary, through procedural oversight or program modification.

•

Flexibility — We recognize that the market for key talent requires flexibility in compensation in order to attract qualified individuals. Salary ranges and individual compensation decisions take into account local competitive pressures and changing market conditions, as well as regulatory restrictions. Furthermore, the targeted position relative to market may vary depending on the type and level of position, recognizing the different recruiting conditions and relative importance of various qualifications.

This compensation philosophy is reviewed periodically by the Committee and is modified, as appropriate, to reflect market trends and industry best practices.

Role of the Compensation Committee

The Committee, composed entirely of independent directors, establishes and monitors compensation programs for employees of Heritage and its subsidiaries. The Committee’s responsibilities are to:

•	review the goals, policies and objectives of the compensation plans of Heritage and Heritage Bank;

•	review and administer our compensation plans in light of the goals and objectives of these plans, and adopt and recommend new compensation plans or amendments to existing plans;

•	review and approve actions affecting salaries, annual cash incentives, benefits, equity compensation grants and other compensation arrangements for the Chief Executive Officer and other NEOs;

•	review and approve the corporate goals and objectives for the Chief Executive Officer annually;

•	review and recommend to the full Board for approval the director compensation and fees, benefits and equity compensation grants;

•	review the results of any shareholder advisory vote regarding compensation plans or programs of Heritage and consider whether to implement any changes as a result of such advisory vote;

•

review and evaluate risks posed to Heritage by the design and implementation of various compensation programs and appropriate risk management and controls to avoid or mitigate any excessive or unreasonable risk to Heritage;

•

approve and recommend to the Board for adoption any programs or policies regarding the recovery of previously paid or earned compensation later determined to have been based on inaccurate financial information as may be required by statutory or regulatory authority or as may be deemed in the best interest of Heritage and its shareholders;

•	review and discuss the Compensation Discussion and Analysis with management; and

•	review our policies regarding the tax deductibility of compensation paid to executive officers for purposes of Section 162(m) of the Internal Revenue Code.

In order to fulfill these responsibilities, the Committee’s charter grants it the authority and adequate funding to retain and terminate any third party for the purpose of evaluation of the compensation and performance of Heritage’s directors, senior executive officers and Chief Executive Officer.

Role of Executives in Compensation Committee Deliberations

The Committee frequently requests that Mr. Vance and other executives be present at Committee meetings to discuss executive compensation. Executive officers in attendance may provide their insights and suggestions, but only Compensation Committee members may vote on decisions regarding executive compensation. The Compensation Committee discusses Mr. Vance’s compensation with him, but final deliberations and all votes regarding all compensation are made in executive session with independent directors and without management present. The Committee also reviews Mr. Vance’s recommendations and input from the independent compensation consultant or legal counsel when making decisions regarding the compensation of Mr. Vance and the other NEOs.

Compensation Consultants and Advisors

The Committee typically retains McLagan, an independent compensation consultant, every other year to assist with updating Heritage’s compensation peer group. This analysis was last performed during 2012. During 2013, McLagan was not engaged by the Committee to perform any specific consulting services and McLagan was not paid for any services. Representatives of McLagan were generally available during 2013 to counsel the Committee as needed. The Committee may replace McLagan or hire additional consultants at any time. As an independent consulting firm, McLagan does not provide other non-executive services such as retirement or welfare plan administration to Heritage. The Committee does not believe that McLagan has any conflicts of interest that would impair its independence in advising the Committee. The Committee has engaged McLagan to perform consulting services during 2014 to include a review of the compensation peer group, an executive and director compensation benchmarking survey, an equity overhang analysis for the new equity plan and other compensation projects to facilitate the merger with Washington Banking Company anticipated to be effective May 1, 2014.

The Committee also has the authority to retain, at Heritage’s expense, legal counsel and other advisors on an as needed basis, and has and will evaluate the independence of such advisors as the Committee deems appropriate and as may be required by the NASDAQ listing standards.

Use of Competitive Data

During 2013, a peer group benchmarking study was not performed by a third party consultant; however, management did compile proxy data from the previously established peer group to present to the Compensation Committee to assist in its review of annual compensation for the executives. In 2012, the Committee engaged McLagan to conduct a review of the compensation of Heritage’s executives and directors. A peer group was identified based, generally, on the following criteria:

•	publicly-traded financial institutions with return on average assets greater than negative 1% and non-performing assets less than 9%;

•	locations in the states of Idaho, Montana, Oregon, Utah, Washington, Alaska and Northern and Central California;

•	asset size of $925 million to $5 billion; and

•	comparable business model and performance results.

Our peer group of 15 comparable commercial bank holding companies comprises the following:

Columbia Banking System, Inc.	Bank of Commerce Holdings	Pacific Continental Corporation
Banner Corporation	Guaranty Bancorp	Bridge Capital Holdings
TriCo Bancshares	Washington Banking Company	Northrim Bancorp Inc.
Farmers & Merchants Bancorp	Bank of Marin Bancorp	Heritage Oaks Bancorp
CoBiz Financial Inc.	Sierra Bancorp	Heritage Commerce Corp.

In addition to analyzing the pay practices and performance of our peer group, the 2012 McLagan study included executive compensation information from published banking industry surveys including the American Bankers Association Survey and surveys published by McLagan.

Components of Compensation

The following table lists some of the major components of compensation that we may use as part of the compensation program.

Component	Key Characteristics	Purpose	Principal 2013 Actions

Base Salary	Fixed compensation component—reviewed annually and adjusted, if and when appropriate	Intended to compensate an executive officer fairly for the responsibility level of the position held as well as be competitive within the banking industry.	Only one NEO had an increase in salary, of approximately 5%.

Cash Incentives	Annual incentives, variable compensation component	Intended to motivate and reward executive officers for achieving annual goals. The annual incentives are performance-based and reflect the actual performance results compared to established goals.	Annual incentives for our NEOs ranged from $58,736 to $161,329, or 16% to 20% of total compensation.

Equity-Based Compensation	Long-term incentives, variable compensation component—performance-based award opportunity, typically granted annually

Intended to motivate executive officers to achieve our business objectives by tying incentives to long-term performance. The increased stock ownership aligns employee and shareholder interests and serves as a retention tool.

Our NEOs received long-term incentives in the form of restricted stock awards ranging in value from $61,503 to $126,697, or 16% to 18% of total compensation.

Post-Employment Compensation	Fixed compensation component	Intended to provide temporary income following an executive officer’s involuntary termination of employment and to retain senior executives in a competitive marketplace.

A transitional employment and retirement agreement was entered into with Mr. Broadhead effective April 8, 2013; an employment agreement was entered into with Mr. Spurling (effective January 2, 2014); and deferred compensation contributions were made for Messrs. Vance, Deuel and Hinson.

Prior Year’s Say-on-Pay Vote

Heritage received 86% of votes cast in support of executive compensation during the 2013 annual shareholders’ meeting. Heritage, the Board and the Committee pay careful attention to communications received from shareholders regarding executive compensation, including the results of these non-binding advisory votes. The Committee believes that these votes reflect our shareholders’ agreement with our compensation philosophy and the manner in which we compensate our NEOs. Although shareholder support at the 2013 shareholder meeting was not at the level we strive to achieve, the Committee recognizes that one-time decisions that were made during 2012 may have led to the decrease in support. The Committee was cognizant of the 2013 decline in votes and carefully considered executive compensation decisions as a result of these votes. The Committee continually strives to provide shareholder value while retaining key executives and will closely monitor the results of all future advisory votes on executive compensation. The Committee continued during 2013 to adhere to and monitor the requirements within the Dodd-Frank Wall Street Reform and Consumer Protection Act impacting compensation programs, which generally focus on deferred incentives, claw back policies and performance-based compensation.

Base Salary

Salary levels of executive officers are designed to be competitive within the banking industry and are based on the experience, tenure and responsibility of each officer. We utilize various compensation surveys and peer group comparisons, including the 2012 McLagan study described above, to obtain a general understanding of current base salary, salary range and total cash compensation trends of competitors to ensure that executive compensation is not significantly out of line with competitors of a similar size or within our market areas. Base salaries for our executive officers other than the Chief Executive Officer are based upon recommendations by the Chief Executive Officer, taking into account the subjective and objective factors described above. The Committee reviews and approves or disapproves those recommendations. The base salary for the Chief Executive Officer is recommended to the Board by the

Compensation Committee. The Chief Executive Officer is not present during discussions or determinations regarding his compensation. The Compensation Committee generally meets in June of each year in order to approve the base salaries of our NEOs effective July 1 of that year. This timing coincides with the review of the performance of the individual officer and the prior year performance of Heritage and its subsidiaries, as well as the availability of proxy information for our peers.

Salary Adjustments Made in 2013

As a result of the comprehensive review of executive compensation during 2012, and the salary adjustments at that time to align the NEOs’ base salaries to the median level of similarly-positioned executives at our peer group institutions, there were minimal salary increases during 2013. Four of the five NEOs for 2013 received no salary increases for 2013. The base salaries for 2012 and 2013 were as follows:

Name	Position	2012 Base Salary ($) (effective July 1, 2012)	2013 Base Salary ($) (effective July 1, 2013)
Brian L. Vance	Chief Executive Officer	412,008	412,008
Jeffrey J. Deuel	President, Chief Operating Officer	256,008	256,008
Donald J. Hinson	Executive Vice President, Chief Financial Officer	244,008	244,008
D. Michael Broadhead	President of Central Valley Bank	200,004	200,004
David A. Spurling	Senior Vice President, Chief Credit Officer	205,008	215,256

Annual Cash Incentives

We use annual cash incentives to focus attention on current strategic priorities and encourage achievement of corporate objectives. These incentives are provided under our Management Incentive Plan. The objectives of the plan are to reward and retain high performers, to drive Heritage’s long-term financial success, to encourage teamwork and to create an environment where executives are rewarded if Heritage achieves or exceeds pre-determined annual performance criteria. The Management Incentive Plan’s design incorporates a tiered approach with annual incentive awards that are linked to the achievement of pre-defined performance goals. The incentive ranges (as a percentage of salary) are designed to provide market competitive payouts for the achievement of minimum, target and maximum levels of performance. The annual awards are determined by previously approved goals, calculated based on financial and individual performance and then recommended by the Chief Executive Officer to the Committee. The Committee then reviews and approves or disapproves the annual cash incentive recommendations.

The Committee approves the funding level for the Management Incentive Plan based on meeting or exceeding corporate performance goals. Each performance goal has an established threshold (minimum), target and maximum expectation level; however, no payment will be made for a goal if performance falls below the threshold level. Performance ratings for each specific corporate and individual goal between threshold and target or between target and maximum will result in the annual cash incentive payout being reduced or increased from target on a prorated basis. For the 2011, 2012 and 2013 annual cash incentives, the total pools of incentives paid were limited to an amount not to exceed 15% of Heritage’s net income. Each NEO has a scorecard with performance results and the Committee approves the final incentives paid. The Management Incentive Plan includes a provision that would operate to claw back, or require the repayment of, incentives should such incentives be paid based on materially inaccurate performance results. The Compensation Committee reserves the right, in its sole discretion, to not award any incentive payouts when extraordinary circumstances occur that may negatively impact Heritage.

2013 Annual Cash Incentive Award Determinations

In 2013, each of our NEOs was eligible to participate in the Management Incentive Plan, and had an annual cash incentive opportunity based on specified corporate goals and performance. In order for an executive to be eligible to receive any award, corporate performance had to exceed a threshold level and the executive had to achieve a satisfactory individual performance evaluation. The percentage target and maximum opportunities have remained the same since established in 2010. The aggregate company incentives paid under the Management Incentive Plan, including those paid to our NEOs, were limited to an amount not to exceed 15% of Heritage’s 2013 net income.

The opportunities for 2013 cash incentive awards for our NEOs are as follows:

Name	Target Opportunity as % of Base Salary	Maximum Opportunity as % of Base Salary	Annual Cash Incentive Received as % of January 1, 2013 Base Salary
Brian L. Vance	40%	60%	39%
Jeffrey J. Deuel	30%	45%	29%
Donald J. Hinson	30%	45%	29%
D. Michael Broadhead	30%	45%	29%
David A. Spurling	30%	45%	29%

Performance Goals

In March 2013, the Committee approved the following goals for our NEOs that were related to Heritage’s performance:

Corporate Goal	Weighting(1)	Threshold	Target	Maximum	Actual Performance
Nonperforming Assets(2)	Varies	1.30%	1.10%	0.90%	0.68%
3-Year Total Shareholder Return	Varies	14.0%	17.6%	23.0%	38.0%
Net Interest Margin	Varies	4.50%	4.75%	5.00%	4.80%
Assets per Full Time Equivalent (“ApE”)(3)	Varies	$3,750	$3,950	$4,100	$4,448

(1)

Each NEO received a different weighting. Messrs. Vance, Deuel and Broadhead had the following weightings: 20% - nonperforming assets; 15% - 3-year total shareholder return; 30% - net interest margin; and 35% - ApE. Mr. Hinson had the following weightings: 15% - nonperforming assets; 15% - 3-year total shareholder return; 35% - net interest margin; and 35% - ApE. Mr. Spurling had the following weightings: 35% - nonperforming assets; 15% - 3-year total shareholder return; 30% - net interest margin; and 20% - ApE.

(2)	This metric is the originated nonperforming assets to total originated assets, excluding portions guaranteed by government agencies.
(3)	Amounts reflect dollars in thousands.

As noted above, the aggregate cash incentives pool for 2013 was limited to 15% of Heritage’s 2013 net income. As a result of this limitation, the earned cash incentives were limited and, therefore, reduced on a pro-rated basis. Each of our NEO’s annual cash incentives was reduced by approximately 29%. In determining the net income limitation, the Committee decided that certain one-time expenses related to recent acquisitions would be reversed prior to applying the limit. Even with this adjustment, the actual bonuses paid were substantially lower than the amounts that would have been paid without the limit. The following table reflects the originally calculated, or earned annual cash incentive, and the actual pro-rata annual cash incentive paid to each NEO for 2013 performance:

Name	Earned Annual Cash Incentive ($)	Earned Annual Cash Incentive as Percentage of Total Compensation (%)	Annual Cash Incentive Actually Paid ($)	Annual Cash Incentive Actually Paid as Percentage of Total Compensation (%)
Brian L. Vance	227,428	28.0	161,329	19.8
Jeffrey J. Deuel	105,987	22.6	75,183	16.0
Donald J. Hinson	99,555	22.6	70,621	16.0
D. Michael Broadhead	82,802	24.4	58,736	17.3
David A. Spurling	84,873	24.2	60,206	17.2

Equity-Based Compensation

Equity-based compensation is intended to more closely align the financial interests of our executives with long-term shareholder value, and to assist in the retention of key executives. Our equity-based compensation program is designed to incorporate a tiered approach, with equity awards linked to the achievement of pre-defined performance goals synonymous with the goals under the Management Incentive Plan. The incentive ranges (as a percentage of salary) are designed to provide market-competitive payouts for the achievement of minimum, target and maximum levels of performance. Actual award amounts are determined based on the achievement of previously-approved goals, calculated based on financial and individual performance and then recommended by the Chief Executive Officer to the Committee. The Committee then reviews and approves or disapproves the equity-based compensation recommendations. Officers are required to receive a satisfactory annual performance evaluation rating to obtain an equity award and the equity-based compensation is ultimately discretionary.

Historically, we have granted equity-based compensation to officers in the form of incentive stock options and restricted stock awards. We continue to maintain our shareholder approved 2010 Omnibus Equity Plan, which allows us to grant stock options, stock appreciation rights, restricted stock, restricted performance stock, unrestricted stock or performance unit awards to directors, officers and other employees of Heritage and its subsidiaries.

Stock options and restricted stock awards are awarded based on the closing price of Heritage’s stock on the date of grant. The date of grant is the date that the options or awards are approved by the Committee.

Stock options granted under the 2010 Omnibus Equity Plan generally vest ratably over four years and expire 10 years after they are granted. The majority of the restricted stock awards granted to date under the 2010 Omnibus Equity Plan vest ratably over four years, while some grants awarded have a three-year, four-year or five-year cliff-vesting schedule. Future awards may be granted with different vesting schedules.

The Chief Executive Officer makes recommendations to the Compensation Committee regarding the amount and terms of equity awards for the other NEOs. Using the recommendations of the Chief Executive Officer, the Committee determines which executives will receive awards and determines the number of shares subject to each award. The Chair of the Compensation Committee, working with the Committee’s independent compensation consultant, recommends to the Committee the amount and terms of equity awards for the Chief Executive Officer.

2013 Equity Award Determinations

In June 2013, our NEOs received grants of restricted stock based on 2012 performance. Heritage applied a tiered structure with target award opportunities expressed as a percentage of salary during 2013, as described in the table below. The percentage target and maximum opportunities have remained the same since they were established in 2010. Subjective factors were used to differentiate individual performance. Officers are assigned to one of five different tier levels based upon factors such as title, position and/or responsibilities. The tier level is the primary factor used to determine the equity award each executive officer may earn. The target opportunity is based upon a percentage of salary and placement within the tiered structure. If an officer did not meet his or her performance goals under the Management Incentive Plan for the prior year, the officer may not receive an award, or the award may be reduced. Additionally, the officer is required to maintain a minimum performance rating to achieve an equity award. The Committee may make discretionary grants of stock options or restricted stock, based on factors relating primarily to the responsibilities of individual executives, their expected future contributions to Heritage and the recruitment of new officers.

The following table below contains the tier level and target opportunity for each of our NEOs, as well as their potential and actual 2013 awards, expressed as a percentage of base salary.

Name	Tier	Target Opportunity as % of Base Salary	Maximum Opportunity as % of Base Salary	2013 Actual Award as % of January 1, 2013 Base Salary
Brian L. Vance	I	30%	45%	31%(1)
Jeffrey J. Deuel	II	25%	37.5%	31%
Donald J. Hinson	II	25%	37.5%	31%
D. Michael Broadhead	II	25%	37.5%	31%
David A. Spurling	II	25%	37.5%	31%

(1)

Mr. Vance requested that his equity award target opportunity be decreased from 30% to 25% and that his maximum opportunity be decreased from 45% to 37.5%, which resulted in a 18% reduction of his 2013 equity award or a 31% actual award as a percentage of January 1, 2013 base salary.

To determine the 2013 equity awards, Heritage took into consideration whether our NEOs met their individual performance goals under the Management Incentive Plan for 2012. In March 2012, the Committee approved all such goals for the NEOs, which were related to Heritage’s performance. These goals are set forth in the table below.

Corporate Goal	Weighting	Threshold	Target	Maximum	Actual Performance
Nonperforming Assets(1)	25%	1.81%	1.51%	1.21%	1.39%
Net Income(2)	30%	$8,817	$11,021	$13,225	$13,261
Net Interest Margin(3)	25%	4.80%	5.09%	5.40%	5.17%
Discretionary – Strategic Initiatives	20%	1.0	5.0	10.0	(4)

(1)	This metric is the originated nonperforming assets to total originated assets, excluding portions guaranteed by government agencies.
(2)	Dollars in thousands.
(3)	Noninterest expense divided by the sum of net interest income and noninterest income.
(4)

Each named executive officer received a discretionary rating of 6. The ratings are defined as a five for meeting expectations and a ten for far exceeding expectations. The strategic initiatives vary between executives and examples would include shareholder relationship management and outreach, ongoing acquisition integration and overall division oversight.

Although, the equity awards were calculated in February 2013, the awards were not granted until the June 2013 Committee meeting to align with the previous year’s executive compensation review timing. The 2012 performance results were 123% of target. We anticipate making equity award grants to our NEOs in 2014, taking into consideration 2013 performance results.

Stock Ownership Guidelines

Heritage maintains Stock Ownership Guidelines for our NEOs and directors. These guidelines were established to promote a long-term perspective in managing Heritage and to help align the interests of our shareholders, directors and top executives. The stock ownership goal for each person is determined on an individual basis, first in dollars as a multiple as follows—2.5 times base salary for the Chief Executive Officer, 1.5 times base salary for the other NEOs and 3 times annual cash compensation for directors—and then by converting such amount to a fixed number of shares. The guidelines were revised in February 2014 and gave directors three years to comply and NEOs five years to comply. As of December 31, 2013 all directors and NEOs were in compliance, or were within the time frame to come into compliance, with the Stock Ownership Guidelines.

Retirement Benefits

401(k) Employee Stock Ownership Plan. We maintain a 401(k) Employee Stock Ownership Plan as a retirement plan. During early 2014, the plan name changed to the Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust. The plan is a defined contribution plan and is designed to provide employees (including our NEOs) with savings opportunities and financial security during retirement. Heritage makes three different contributions to the plan:

•	A matching contribution equal to 50% of an employee’s salary deferral contributions up to a maximum of 6% of an employee’s eligible compensation;

•

A profit-sharing contribution that includes a fixed contribution of 2% of an employee’s eligible compensation and a discretionary contribution based on a percentage of an employee’s eligible compensation based on Heritage’s financial performance and management’s recommendation and as approved by the Board. For 2013, the discretionary contribution was equal to 1% of employees’ eligible compensation; and

•

A stock contribution as a result of the employee stock ownership plan determined based on the current employee stock ownership plan’s loan principal and interest repayments, which is allocated as a percentage of eligible compensation. The loan was fully allocated in December 2012 and therefore during 2013 there were no stock contributions made to participants. The employee stock ownership component of the plan was eliminated in March 2014.

Deferred Compensation Plan. During 2012, Heritage adopted a Deferred Compensation Plan, which provides our directors and select executive officers with the opportunity to defer current compensation. Under the Deferred Compensation Plan, participants are permitted to elect to defer compensation and Heritage has the discretion to make additional contributions to the plan on behalf of any participant based on a number of factors. The notional account balances of participants under the plan earn interest on an annual basis. The applicable interest rate as initially selected by the Committee will be the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with Heritage, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. Heritage’s obligation to make payments under the Deferred Compensation Plan is a general obligation of the company and is to be paid from Heritage’s general assets. As such, participants are general unsecured creditors of Heritage with respect to their participation under the plan. The Committee believes that the Deferred Compensation Plan provides Heritage with another tool to attract and retain the best qualified individuals to serve in key roles within the organization.

Messrs. Vance, Deuel, Hinson and Spurling have been granted awards pursuant to which Heritage will make contributions to accounts maintained on their behalf under the Deferred Compensation Plan. The terms of the particular awards to Messrs. Vance, Deuel, Hinson and Spurling are described in more detail following the Nonqualified Deferred Compensation table below.

The Committee approved the following performance goals for the 2013 performance period for Messrs. Vance, Deuel, Hinson and Spurling with respect to deferred compensation contributions that were related to Heritage’s performance:

Corporate Goal	Weighting	Threshold	Target	Maximum	Actual Performance
Nonperforming Assets(1)	50%	1.30%	1.10%	0.90%	0.68%
Return on Average Assets (“ROAA”)(2)	50%	0.45%	0.60%	0.75%	0.69%

(1)	This metric is the originated nonperforming assets to total originated assets, excluding portions guaranteed by government agencies.

(2)

The net income was adjusted for expenses related to the branch closure initiative and the proposed Washington Banking Corporation merger, which resulted in net income of $10,620,824. The net income adjustment modified the ROAA from 0.62% to 0.69% adjusted.

Perquisites and Other Benefits

Some of the NEOs receive perquisites in the form of golf club memberships and use of automobiles. These perquisites are considered a priority for these individuals because of their community involvement and business development activities. Our NEOs participate in Heritage’s other benefit plans on the same terms as other employees. These plans include medical, dental and vision insurance, life insurance, long-term disability insurance and flexible spending accounts.

Tax and Accounting Considerations

Heritage takes into account tax and accounting implications in the design of its compensation programs. For example, in the selection of long-term incentive instruments, the Compensation Committee reviews the projected expense amounts and expense timing associated with alternative types of awards. In selecting appropriate incentive devices, the Compensation Committee reviews extensive modeling analyses and considers the related tax and accounting issues.

Section 162(m) of the Internal Revenue Code places a limit on the tax deduction for compensation in excess of $1 million paid to the chief executive officer and three other most highly compensated executive officers of a corporation (other than the chief financial officer) in a taxable year. All of the compensation Heritage paid in 2013 to our NEOs is expected to be deductible under Section 162(m). The Compensation Committee retains the discretion, however, to pay non-deductible compensation if it believes doing so would be in our best interests.

Report of Compensation Committee

The Compensation Committee of the Board of Directors of Heritage Financial Corporation has submitted the following report for inclusion in this Form 10-K/A:

The Compensation Committee has reviewed and approved the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on the Committee’s discussion with management, the Compensation Committee recommended that the Board of Directors approve and include the Compensation Discussion and Analysis in this Form 10-K/A.

Respectfully submitted by:

Kimberly T. Ellwanger, Chair of the Committee

Brian S. Charneski, Member

Gary B. Christensen, Member

Jeffrey S. Lyon, Member

Ann Watson, Member

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, and shall not otherwise be deemed filed under such acts.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows the aggregate compensation for services rendered to Heritage or its subsidiaries by our NEOs in all capacities paid or accrued for the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Brian L. Vance	2013	412,008	126,697	161,329	-	113,047	813,081
President & Chief	2012	359,484	95,647	145,796	220	178,727	779,874
Executive Officer of Heritage	2011	304,722	100,581	109,175	-	26,254	540,732
Jeffrey J. Deuel	2013	256,008	78,717	75,183	-	58,626	468,534
President & Chief Operating	2012	236,157	156,177	75,684	-	31,610	499,628
Officer of Heritage Bank	2011	215,980	59,064	57,705	-	31,118	363,867
Donald J. Hinson	2013	244,008	75,026	70,621	-	51,829	441,484
Executive Vice President,	2012	212,646	147,079	63,430	-	19,806	442,961
Chief Financial Officer of Heritage and Heritage Bank	2011	179,964	49,502	48,359	-	17,765	295,590
D. Michael Broadhead	2013	200,004	61,503	58,736	-	18,801	339,044
President, Central Valley Bank, a division of Heritage	2012	191,004	47,268	63,682	-	22,441	324,395
	2011	180,255	49,220	48,085	-	21,670	299,230
David A. Spurling	2013	210,132	63,042	60,206	-	16,806	350,186
Executive Vice President,	2012	187,482	44,129	59,467	-	16,766	307,844
Chief Credit Officer of Heritage Bank	2011	168,717	46,409	45,336	-	15,997	276,459

(1)

Reflects the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, please see Note 15 to the Consolidated Financial Statements in the Form 10-K for the year ended December 31, 2013.

(2)

Reflects amounts earned under the Management Incentive Plan. The material terms of the Management Incentive Plan for 2013 are described in the Compensation Discussion and Analysis under “2013 Annual Cash Incentive Award Determinations.”

(3)	Consists of above market interest on deferred compensation under the Deferred Compensation Plan.
(4)	The following table reflects all other compensation to our NEOs for 2013:

Name	Employer 401(k) Match & ESOP Contributions ($)	Cell Phone ($)	Deferred Compensation Plan Contributions ($)	Club Membership & Health Club Dues ($)	Automobile Provision ($)	Perquisites ($)(a)	Total ($)
Brian L. Vance	15,515	1,997	85,867	5,901	2,776	991	113,047
Jeffrey J. Deuel	15,515	1,772	35,222	1,303	1,823	2,991	58,626
Donald J. Hinson	15,515	1,152	33,571	600	-	991	51,829
D. Michael Broadhead	15,515	424	-	-	2,603	259	18,801
David A. Spurling	15,515	600	-	-	-	691	16,806

(a)	Includes employer-paid life insurance premiums, perquisites and a housing allowance for Mr. Deuel of $2,000.

Grants of Plan-Based Awards Table

The following table discloses each plan-based award made to our NEOs during the year ended December 31, 2013.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2) (#)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Brian L. Vance	-	-	164,803	247,205	-	-
	6/25/2013	-	-	-	8,891	126,697
Jeffrey J. Deuel	-	-	76,802	115,204	-	-
	6/25/2013	-	-	-	5,524	78,717
Donald J. Hinson	-	-	73,202	109,807	-	-
	6/25/2013	-	-	-	5,265	75,026
D. Michael Broadhead	-	-	60,001	90,002	-	-
	6/25/2013	-	-	-	4,316	61,503
David A. Spurling	-	-	61,502	92,254	-	-
	6/25/2013	-	-	-	4,424	63,042

(1)

Reflects the target and maximum award opportunities under the Management Incentive Plan for 2013. The actual awards for 2013 are presented in the Summary Compensation Table. There were no threshold opportunity levels under the Management Incentive Plan for 2013; however, in order for a participant to be eligible to receive any award, corporate performance had to exceed a threshold level and the participant had to achieve a satisfactory individual performance evaluation. The material terms of the Management Incentive Plan for 2013 are described in the Compensation Discussion and Analysis under “2013 Annual Cash Incentive Award Determinations.”

(2)

Reflects restricted stock awards granted in 2013 based upon 2012 company performance. The material terms of these awards are described in the Compensation Discussion and Analysis under “2013 Equity Award Determinations.”

Outstanding Equity Awards Table

The following table shows the outstanding option awards and unvested stock awards held by our NEOs as of December 31, 2013.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Brian L. Vance	4/28/2006	3,501	-	25.94	4/28/2014	-	-
	-	-	-	-	-	23,646(2)	404,347
Jeffrey J. Deuel	2/25/2010	6,666	-	14.88	2/25/2016	-	-
	2/25/2010	6,667	-	14.88	2/25/2017	-	-
	2/25/2010	6,667	-	14.88	2/25/2018	-	-
	-	-	-	-	-	22,671(3)	387,674
Donald J. Hinson	4/28/2006	400	-	25.94	4/28/2014	-	-
	2/26/2009	1,000	-	11.35	2/26/2015	-	-
	2/26/2009	1,000	-	11.35	2/26/2016	-	-
	2/26/2009	1,000	-	11.35	2/26/2017	-	-
	5/25/2010	3,248	1,082(4)	14.77	5/25/2020	-	-
	-	-	-	-	-	16,875(5)	288,563
D. Michael Broadhead	4/28/2006	1,175	-	25.94	4/28/2014	-	-
	2/26/2009	1,700	-	11.35	2/26/2015	-	-
	2/26/2009	1,700	-	11.35	2/26/2016	-	-
	2/26/2009	1,700	-	11.35	2/26/2017	-	-
	5/25/2010	3,897	1,299(4)	14.77	5/25/2020	-	-
David A. Spurling	4/28/2006	800	-	25.94	4/28/2014	-	-
	2/26/2009	800	-	11.35	2/26/2015	-	-
	2/26/2009	800	-	11.35	2/26/2016	-	-
	2/26/2009	800	-	11.35	2/26/2017	-	-
	5/25/2010	3,441	1,146(4)	14.77	5/25/2020	-	-
	-	-	-	-	-	8,660(6)	148,086

(1)

Represent grants of restricted shares of Heritage common stock. The market value of these awards is the number of shares that have not vested multiplied by the December 31, 2013 closing price of Heritage common stock of $17.10.

(2)

Reflects 5,000 shares granted on September 29, 2009, which cliff vest five years from the date of grant; and 1,209 shares granted on May 25, 2010, 3,382 shares granted on February 24, 2011, 5,164 shares granted on June 25, 2012 and 8,891 shares granted on June 26, 2013, which each vest ratably over the four years from the date of grant.

(3)

Reflects 5,000 shares granted on February 25, 2010, which cliff vest five years from the date of grant; 1,986 shares granted on February 24, 2011, 3,033 shares granted on June 25, 2012 and 5,524 shares granted on June 26, 2013, which each vest ratably over the four years from the date of grant; and 7,128 shares granted on September 7, 2012, which cliff vest four years from the date of grant.

(4)	One-fourth vests each year over the four-year period from the date of grant.
(5)

Reflects 277 shares granted on May 25, 2010, 1,664 shares granted on February 24, 2011, 2,541 shares granted on June 25, 2012 and 5,265 shares granted on June 26, 2013, which each vest ratably over the four years from the date of grant; and 7,128 shares granted on September 7, 2012, which cliff vest four years from the date of grant.

(6)

Reflects 294 shares granted on May 25, 2010, 1,560 shares granted on February 24, 2011, 2,382 shares granted on June 25, 2012 and 4,424 shares granted on June 26, 2013, which each vest ratably over the four years from the date of grant.

Option Exercises and Stock Vested

The following table shows the value realized upon the vesting of stock awards for our NEOs during the year ended December 31, 2013. Our NEOs did not exercise any stock options in 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian L. Vance	6,622	93,262
Jeffrey J. Deuel	2,004	28,515
Donald J. Hinson	3,658	51,568
D. Michael Broadhead	4,316	61,503
David A. Spurling	2,874	51,684

Nonqualified Deferred Compensation

The following table provides information for our NEOs regarding participation in plans that provide for the deferral of compensation on a non-tax qualified basis during the year ended December 31, 2013.

Name	Executive Contributions in 2013 ($)	Registrant Contributions in 2013 ($)	Aggregate Earnings in 2013 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2013 ($)
Brian L. Vance	-	85,867	8,750	-	247,419
Jeffrey J. Deuel	-	35,222	1,289	-	36,511
Donald J. Hinson	-	33,571	1,229	-	34,800
D. Michael Broadhead	-	-	-	-	-
David A. Spurling	-	-	-	-	-

Heritage adopted a deferred compensation plan in 2012. Heritage has since entered into contribution agreements with Messrs. Vance, Deuel, Spurling and Hinson that provided for 2013 contributions to each executive’s account by Heritage. The potential contributions were based on a percentage of the respective executive’s salary, with a pre-determined minimum, target and maximum level, with the amount of the contributions based on the achievement of performance goals under the Deferred Compensation Plan.

Under Mr. Vance’s Deferred Compensation Plan participation agreement, Heritage’s contributions for 2013 were set at 16% of salary for minimum achievement of performance goals, 33% for target achievement and 50% for maximum achievement. With respect to Mr. Vance, the 16% minimum achievement is a fixed amount to be contributed annually, that may be increased based upon performance that is greater than the minimum performance threshold. The Compensation Committee intends for this minimum 16% annual contribution to act as a retirement benefit in addition to the performance-based component. Mr. Vance’s company contributions under the Deferred Compensation Plan vest 30% as of July 1, 2012, 10% as of January 1, 2013 and an additional 10% as of each January 1 thereafter through January 1, 2019. Mr. Vance’s participation agreement provides for company contributions under the Deferred Compensation Plan for the years 2012 through and including 2019.

Under their respective Deferred Compensation Plan participation agreements, Heritage’s contributions on behalf of Messrs. Deuel and Hinson for 2013 were set at 10% of salary for minimum achievement of performance goals, 20% for target achievement and 35% for maximum achievement. Mr. Deuel’s and Mr. Hinson’s company contributions under the Deferred Compensation Plan vest 10% as of January 1, 2013 and 10% as of each January 1 thereafter through January 1, 2022. Their participation agreements provide for company contributions under the Deferred Compensation Plan for the years 2012 through and including 2016.

Under Mr. Spurling’s Deferred Compensation Plan participation agreement, which was entered into as of January 2, 2014, Heritage’s contributions on his behalf for 2013 were set at 10% of salary for minimum achievement of performance goals, 20% for target achievement and 35% for maximum achievement. Mr. Spurling’s company contributions under the Deferred Compensation Plan vest 10% as of January 1, 2014, 15% as of each January 1 thereafter through January 1, 2016 and 20% as of each January 1 through January 1, 2019. His participation agreement provides for company contributions under the Deferred Compensation Plan for the years 2013 through and including 2015.

In February 2014, the Compensation Committee approved company contributions to the Deferred Compensation Plan of $189,520, $80,384, $76,616 and $67,589 on behalf of Messrs. Vance, Deuel, Hinson and Spurling, respectively, based on the achievement of 2013 performance goals under their respective Deferred Compensation Plan participation agreements.

Potential Payments Upon Termination or Change in Control

The following table reflects the estimated amount of compensation that would be paid to each of our NEOs in the event of various terminations of employment and in the event of a change in control of Heritage. The values assume a termination date of December 31, 2013. The exact values would need to be calculated upon the actual termination of employment. The calculations do not include compensation and benefits the NEOs would receive that are generally available to our employees.

Name	Compensation/Benefits Payable upon Termination	Termination Without Cause by the Employer or Termination for Good Reason by the Employee ($)	Qualifying Termination in Connection with a Change in Control ($)	Termination in the Event of Disability ($)	Termination in the Event of Death ($)	Change in Control – No Termination ($)
Brian L. Vance	Cash Severance	1,101,550	1,652,324	-	-	-
	Accelerated Vesting of Equity Awards(1)	404,347	404,347	404,347	404,347	85,500
	Accelerated Vesting of Deferred Compensation(2)	-	148,451	148,451	148,451	148,451
	Continued Medical and Dental Coverage	20,975	20,975	-	-	-
	Total	1,526,872	2,226,097	552,798	552,798	233,951
Jeffrey J. Deuel	Cash Severance	325,532	651,064	-	-	-
	Accelerated Vesting of Equity Awards(1)	387,674	387,674	387,674	387,674	85,500
	Accelerated Vesting of Deferred Compensation(2)	-	32,860	32,860	32,860	32,860
	Continued Medical and Dental Coverage	16,130	24,196	-	-	-
	Total	729,336	1,095,794	420,534	420,534	118,360
Donald J. Hinson	Cash Severance	304,811	609,623	-	-	-
	Accelerated Vesting of Equity Awards(1)	291,084	291,084	291,084	291,084	-
	Accelerated Vesting of Deferred Compensation(2)	-	31,320	31,320	31,320	31,320
	Continued Medical and Dental Coverage	21,806	32,719	-	-	-
	Total	617,701	964,746	322,404	322,404	31,320
D. Michael Broadhead	Cash Severance	149,316	149,316	100,000	100,000	-
	Accelerated Vesting of Equity Awards(1)	3,027	3,027	3,027	3,027	-
	Accelerated Vesting of Deferred Compensation(2)	-	-	-	-	-
	Continued Medical and Dental Coverage	3,355	3,355	-	-	-
	Total	155,698	155,698	103,027	103,027	-
David A. Spurling	Cash Severance	-	322,884	-	-	-
	Accelerated Vesting of Equity Awards(1)	-	150,756	150,756	150,756	-
	Accelerated Vesting of Deferred Compensation(2)	-	-	-	-	-
	Continued Medical and Dental Coverage	-	16,358	-	-	-
	Total	-	489,998	150,756	150,756	-

(1)	Amounts are based on Heritage’s common stock closing price of $17.10 on December 31, 2013.
(2)	The incremental cost or unvested portion of deferred compensation is reflected in this table.

Employment Agreements and Severance/Change in Control Benefits

The rationale for having employment and severance/change in control agreements in place is to retain the employment of our NEOs, and the talent, skills, experience and expertise that they provide to Heritage. Retention of the current leadership team is a critical goal of the Board as it protects Heritage and the shareholders and provides stability and the type of skilled leadership needed in the current environment. Employment agreements also provide critical protection to Heritage by subjecting the executives to non-competition, non-solicitation and other restrictions following their employment.

Employment Agreements - Messrs. Vance, Deuel and Hinson. On September 7, 2012, Heritage entered into a restated employment agreement with Mr. Vance, President and Chief Executive Officer of Heritage and Chief Executive Officer of Heritage Bank and Central Valley Bank, and new employment agreements with Mr. Deuel, Executive Vice President of Heritage and President and Chief Operating Officer of Heritage Bank, and Mr. Hinson, Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank.

The agreements have initial terms from July 1, 2012 through June 30, 2015 for Mr. Vance and through June 30, 2014 for Messrs. Deuel and Hinson. The terms of the agreements will be automatically extended for an additional year beginning on July 1, 2014 for Mr. Vance and July 1, 2013 for Messrs. Deuel and Hinson, and on each July 1 thereafter, unless either party gives at least 90 days prior notice of non-renewal.

The employment agreements provide for annual base salaries of $412,000, $256,000 and $244,000 for Messrs. Vance, Deuel and Hinson, respectively. The base salaries will be reviewed annually and may be increased at the discretion of the Board. The agreements provide that the executives will be eligible to receive performance-based annual incentive bonuses, in accordance with Heritage’s annual incentive plan, and also to receive employee benefits on as favorable a basis as other similarly situated and performing senior executives of Heritage. Messrs. Vance and Deuel will also each be provided an automobile for business use or a car allowance, at Heritage’s prerogative.

The agreements for Messrs. Vance, Deuel and Hinson provide for severance benefits in the event the executive’s employment is terminated by Heritage other than for cause and other than as a result of the executive’s death or disability, or if the employment is terminated by the executive for good reason (“Termination”). For a Termination during the term of the employment agreement that does not occur within six months before or within 24 months after a change in control of Heritage (“Covered Period”), Mr. Vance would be entitled to receive an amount equal to 200% of his base salary plus three-year average annual bonus (“Base Compensation”) and Messrs. Deuel and Hinson would each be entitled to receive an amount equal to 100% of their Base Compensation, all payable in monthly installments over a 24-month period. For a Termination that occurs during a Covered Period, Mr. Vance would be entitled to receive a lump sum equal to 300% of his Base Compensation and Messrs. Deuel and Hinson would each be entitled to receive a lump sum equal to 200% of their Base Compensation. The executives and their eligible dependents would also be entitled to continued coverage under the medical and dental plans of Heritage (18 months’ coverage for Mr. Vance for any Termination; for Messrs. Deuel and Hinson, 12 months’ coverage for a Termination that does not occur during a Covered Period and 18 months’ coverage for a Termination during a Covered Period). The employment agreements also provide that any equity award granted to the executive and subject to vesting, performance or target requirements will be treated as having satisfied the applicable requirements in the case of any Termination.

All severance benefits under the employment agreements for Messrs. Vance, Deuel and Hinson are contingent upon the executive’s execution and non-revocation of a general release and waiver of claims against Heritage. The agreements are subject to certain banking regulatory provisions and include a clawback provision should any severance payment require recapture under any applicable statute, law, regulation or regulatory interpretation or guidance. Further, the agreements provide for an automatic reduction of severance payments if the reduction would result in a better net-after-tax result for the respective executive after taking into account the impact of the golden parachute payment restrictions of Section 280G of the Internal Revenue Code.

The employment agreements for all the executives contain restrictive covenants prohibiting the unauthorized disclosure of confidential information of Heritage by the executives during and after their employment with the Heritage, and prohibiting the executives from competing with Heritage and from soliciting its employees or customers during employment and after termination of employment for any reason. The non-solicitation and non-competition provisions apply to Mr. Vance for a period of 24 months following any termination not in connection with a change in control. For Messrs. Deuel and Hinson, the non-competition provisions apply for a period of 12 months following any termination not in connection with a change in control and the non-solicitation provisions apply for a period for 24 months following any termination not in connection with a change in control. The non-competition and non-solicitation provisions apply to Messrs. Vance, Deuel and Hinson for a period of 12 months following any termination in connection with a change in control.

Transitional Employment and Retirement Agreement - Mr. Broadhead. On April 8, 2013, Heritage entered into a transitional employment and retirement agreement with Mr. Broadhead, which provided for the continued employment of Mr. Broadhead as President of Central Valley Bank until his retirement on April 1, 2014. The agreement had a term of one year, from April 1, 2013 through March 31, 2014, and provided for an annual base salary of $200,004. Under the agreement, Mr. Broadhead was eligible to receive a performance-based annual incentive bonus for 2013 in accordance with Heritage’s annual cash incentive plan, and employee benefits on as favorable a basis as other similarly situated and performing senior executives of Heritage. Mr. Broadhead was also entitled to an automobile for business use or a car allowance, at Heritage’s prerogative. In addition, Mr. Broadhead was entitled to receive a one-time bonus of $100,000 based upon the successful consolidation of Central Valley Bank into Heritage Bank and his successful transition from the role of President of Central Valley Bank.

Under Mr. Broadhead’s transitional employment and retirement agreement, if he was terminated by Heritage other than for cause and other than as a result of his death or disability, or if his employment was terminated by him for good reason (“Termination”), he would have been entitled to an amount equal to his base salary for the balance of the term of the agreement through March 31, 2014 plus his $100,000 one-time bonus, and Mr. Broadhead and his eligible dependents would have been entitled to continued medical and dental coverage at the then current employee rates for 12 months. The agreement also provided that any equity award granted to Mr. Broadhead still subject to vesting, performance or target requirements would have been treated as having satisfied the applicable requirements in the case of any Termination, and that his $100,000 one-time bonus would have become payable in the event of his employment termination due to his death or disability.

All severance benefits under Mr. Broadhead’s transitional employment and retirement agreement were contingent upon his execution and non-revocation of a general release and waiver of claims against Heritage. The agreement was also subject to a golden parachute payment cut-back provision so that no amounts would have been subject to the excise tax penalties of Section 280G of the Internal Revenue Code, and included a clawback provision in the event any severance payments required recapture under any applicable statute, law, regulation or regulatory interpretation or guidance.

Mr. Broadhead’s transitional employment and retirement agreement also contains restrictive covenants prohibiting the unauthorized disclosure of confidential information of Heritage by him during and after his employment with the company, and prohibiting him from competing with Heritage and from soliciting its employees or customers during employment and after termination of employment for any reason (even where such termination occurs after the term of employment under the agreement). The non-competition provisions apply for a period of 12 months following any termination and the non-solicitation provisions apply for a period of 24 months following any termination, except that for any termination in connection with a change in control, the non-competition and non-solicitation provisions apply for a period of 12 months.

Change in Control Agreement - Mr. Spurling. On September 7, 2012, Heritage entered into a change in control agreement with Mr. Spurling. The initial term of the agreement began on September 7, 2012 and was scheduled to continue through June 24, 2014. The agreement was also scheduled to automatically extend for additional 12-month periods unless terminated by Heritage upon 90 days prior written notice.

Mr. Spurling’s change in control agreement provided for severance benefits in the event of Mr. Spurling’s termination by Heritage not for cause or by Mr. Spurling for good reason, in each case within 24 months after a change in control of Heritage. Mr. Spurling would have been entitled to receive an amount equal to 150% of his annual salary, payable in monthly installments over a 12-month period, if such a termination occurred. Mr. Spurling and his eligible dependents also would have been entitled to continued coverage under the medical and dental plans of Heritage for a period of 12 months following termination.

All severance benefits under Mr. Spurling’s change in control agreement were contingent upon his execution and non-revocation of a general release and waiver of claims against Heritage. The agreement was subject to certain banking regulatory provisions and included a clawback provision should any severance payment have required recapture under any applicable statute, law, regulation or regulatory interpretation or guidance. The agreement also provided for a benefit cutback in the event any amounts were non-deductible due to the golden parachute payment restrictions of Section 280G of the Internal Revenue Code.

On January 2, 2014, Heritage entered into an employment agreement with Mr. Spurling, which superseded his change in control agreement in its entirety, and pursuant to which he will serve as Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank. Mr. Spurling’s new employment agreement has an initial term from January 1, 2014 through June 30, 2016, with the agreement automatically extending for an additional year beginning on July 1, 2015 and on each July 1 thereafter, unless either party gives at least 90 days prior notice of non-renewal. Mr. Spurling’s new employment agreement contains benefits and terms and conditions that are substantially similar to the employment agreements with Messrs. Deuel and Hinson that are described above. However, in accordance with SEC rules, Mr. Spurling’s change in control agreement is reflected in the table above and in this narrative because that agreement was in effect on December 31, 2013.

Equity Plans

Our Restricted Stock Plan of 2002 and Restricted Stock Plan of 2006 provide for accelerated vesting of awards upon disability, death or retirement (at or after age 65). The 2010 Omnibus Equity Plan provides for accelerated vesting of awards upon disability, death or retirement (at or after age 65 and 10 years of service). During 2012, the Heritage Board approved an amendment to all of the above named equity plans, which allows for the vesting of shares upon the attainment of retirement eligibility to provide administrative alignment of tax and book reporting for these transactions. The 2010 Omnibus Equity Plan further provides that in the event of a change in control, if Heritage is not the surviving corporation and the acquirer does not assume outstanding awards or provide substitute equivalent awards, or if the award recipient is terminated without cause or if the award recipient terminates his or her own employment for good reason within 24 months following a change in control, then all outstanding awards will become immediately exercisable or vested. Our 1998 Stock Option and Restricted Stock Award Plan, Restricted Stock Plan of 2002, Restricted Stock Plan of 2006 and Incentive Stock Option Plan of 2006 provide for immediate vesting of all outstanding awards in connection with a change in control.

In March 2014, the Compensation Committee recommended, and the full Board approved, the Heritage Financial Corporation 2014 Omnibus Equity Plan, subject to the approval of Heritage shareholders. Upon shareholder approval of the 2014 Omnibus Equity Plan, no new awards will be granted under any of the prior Heritage equity compensation plans described in the preceding paragraph. The 2014 Omnibus Equity Plan will be described more fully in the proxy statement for Heritage’s regular 2014 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee as of December 31, 2013 and as of the date of this Form 10-K/A were Directors Ellwanger, Charneski, Christensen, Lyon and Watson. No members of this Committee were officers or employees of Heritage or any of its subsidiaries during the year ended December 31, 2013, nor were they formerly officers or had any relationships otherwise requiring disclosure.

Director Compensation

The following table shows the compensation paid to Heritage’s directors for the year ended December 31, 2013, with the exception of Brian L. Vance, who is the President and Chief Executive Officer of Heritage, and whose compensation is included in the section below entitled “Executive Compensation.”

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Total ($)
David H. Brown (2)	9,750	-	9,750
Brian S. Charneski	48,550	17,499	66,049
Gary B. Christensen	42,700(3)	27,306	70,006
John A. Clees	42,730	17,499	60,229
Kimberly T. Ellwanger	50,700	17,499	68,199
Daryl D. Jensen	51,700(3)	27,474	79,174
Jeffrey S. Lyon	41,300	17,499	58,799
Donald V. Rhodes	60,000	27,474	87,474
Ann Watson	40,000	17,499	57,499

(1)

Reflects the aggregate grant date fair value of awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“FASB ASC Topic 718”). For a discussion of valuation assumptions, please see footnotes to the financial statements of Heritage’s Annual Report on Form 10-K for the year ended December 31, 2013. The stock awards include grants for service at Central Valley Bank as well. Outstanding awards are discussed below under “Equity Compensation.”

(2)	Mr. Brown was appointed to the Board in October 2013.
(3)	Includes $2,700 for service on the Board of Central Valley Bank.

2013 Director Compensation Highlights

During 2013, there were no changes to the structure of, or fees paid for, director compensation. The Compensation Committee typically retains McLagan, an independent compensation consultant, every other year to review total director compensation and assist with updating Heritage’s compensation peer group (see “Compensation Discussion and

Analysis” above for additional discussion about the peer group). This analysis was last performed during 2012. As a result of McLagan’s review in 2012, the Compensation Committee and the full Board determined that Board fees and equity as a percentage of total compensation should each be increased to more closely align the directors with the 50th percentile of the peer group. Additionally, equity compensation became a larger percentage of total compensation to encourage long-term ownership in Heritage as well as to more closely align our Board compensation program with the programs of our peer group.

Cash Compensation

In 2013, each non-employee director, other than the Chairman of the Board, was paid an annual cash retainer of $24,000 plus committees fees for service as a director. The Chairman of the Board received an annual cash retainer of $60,000 in lieu of the standard annual retainer and committee fees. The Chairs of the Audit and Finance; Compensation; and Governance and Nominating Committees were paid a quarterly cash retainer of $2,500 and the Chair of the Risk Committee was paid a quarterly cash retainer of $1,250, to serve as Chairs of the respective committees. Members and Chairs of the Audit and Finance; Compensation; and Governance and Nominating Committees received an additional per meeting attendance fee of $500. Members and the Chair of the Risk Committee received an additional per meeting fee of $400. Mr. Vance did not receive any compensation for service as a director or Board committee member.

Equity Compensation

In June 2013, each non-employee director with the exception of Mr. Brown, who was not yet appointed to the Board, received an award of 1,228 restricted shares of Heritage common stock, which vests on April 30, 2014. Directors Christensen, Jensen and Rhodes each received an additional award of 700 shares for their service as directors of Central Valley Bank. Due to the merger of Central Valley Bank into Heritage Bank, the Central Valley Bank equity awards were larger than prior years due to the severance shares provided based on years served as a director with Central Valley Bank. As of December 31, 2013, Directors Charneski, Christensen, Clees, Ellwanger, Jensen, Lyon, Rhodes and Watson each had 1,228 shares of restricted stock outstanding.

Prior to 2010, non-employee directors historically received annual grants of non-qualified stock options. As of December 31, 2013, the non-employee directors had unexercised nonqualified stock options in the following amounts: Mr. Charneski, 3,000 shares; Mr. Christensen, 5,850 shares; Mr. Clees, 4,500 shares; Ms. Ellwanger, 3,000 shares; Mr. Jensen, 5,850 shares; Mr. Lyon, 4,500 shares; and Mr. Rhodes, 5,850 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2014, information regarding share ownership of:

•

those persons or entities (or groups of affiliated persons or entities) known by management to beneficially own more than five percent of Heritage’s common stock other than directors and executive officers;

•	each director of Heritage;

•	each executive officer of Heritage named in the Summary Compensation Table appearing under “Executive Compensation” above (known as “named executive officers”); and

•	all current directors and executive officers of Heritage as a group.

Persons and groups who beneficially own in excess of five percent of Heritage’s common stock are required to file with the SEC, and provide a copy to Heritage, reports disclosing their ownership pursuant to the Securities Exchange Act. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of Heritage’s common stock as of the close of business on December 31, 2013, the most recent date for which ownership information is available.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of our named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after March 31, 2014 are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owners of More Than 5% as of December 31, 2013	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding
Forest Hill Capital, L.L.C. and Mark Lee(1)	1,123,682	6.9%
100 Morgan Keegan Drive, Suite 430 Little Rock, Arkansas 72202
Investment Counselors of Maryland, LLC(2)	1,073,193	6.6%
803 Cathedral Street Baltimore, Maryland 21201
BlackRock Inc.(3)	979,323	6.0%
40 East 52nd Street New York, New York 10022
Woodmen of the World Life Insurance Society and/or Omaha Woodmen Life Insurance Company(4)	926,842	5.7%
1700 Farnam Street Omaha, Nebraska 68102

(1)

According to a Schedule 13G filed with the SEC on February 14, 2014, Forest Hill Capital, L.L.C. and Mark Lee as principal have shares voting power over 391,899 shares and shared dispositive power over 1,123,682 shares.

(2)

According to a Schedule 13G filed with the SEC on February 12, 2014, Investment Counselors of Maryland, LLC has sole voting power over 706,388 shares, shared voting power over 366,805 shares and sole dispositive power over 1,073,193 shares.

(3)	According to a Schedule 13G filed with the SEC on January 17, 2014, BlackRock Inc. has sole voting power over 947,569 shares and sole dispositive power over 979,323 shares.
(4)

According to a Schedule 13G filed with the SEC on February 4, 2013, Woodmen of the World Life Insurance Society and/or Omaha Woodmen Life Insurance Company have sole voting and dispositive power over the shares reported.

The following table shows, as of March 31, 2014, the amount of Heritage common stock owned (unless otherwise indicated) by each director, named executive officers and all of our directors and executive officers as a group. On March 31, 2014, there were 16,211,537 shares of Heritage common stock outstanding.

Directors & Officers	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding
David H. Brown(1)	94,282	*
Brian S. Charneski(2)	38,611	*
Gary B. Christensen(3)	60,662	*
John A. Clees(4)	79,628	*
Kimberly T. Ellwanger(5)	16,941	*
Daryl D. Jensen(6)	188,598	1.16%
Jeffrey S. Lyon(7)	37,509	*
Donald V. Rhodes(8)	322,530	1.99%
Ann Watson(9)	3,228	*
Brian L. Vance(10)	155,929	*
Jeffrey J. Deuel(11)	45,172	*
Donald J. Hinson(12)	33,411	*
D. Michael Broadhead(13)	57,602	*
David A. Spurling(14)	37,056	*
Directors and Executive Officers as a group (14 persons)	1,171,159	7.22%

*Less than one percent of shares outstanding

(1)	All shares are owned jointly with his spouse.
(2)	Includes 2,500 shares issuable upon exercise of options, 22,533 shares held jointly with his spouse, 8,675 shares owned by an entity controlled by Mr. Charneski and 420 shares held in trust.
(3)	Includes 5,200 shares issuable upon exercise of options, 30,157 shares held jointly with his spouse and 21,400 shares owned by entities controlled by Mr. Christensen.
(4)

Includes 4,000 shares issuable upon exercise of options, 70,850 shares held jointly with his spouse, 1,050 shares owned solely by his spouse and 2,500 shares owned by an entity controlled by Mr. Clees.

(5)	Includes 2,500 shares issuable upon exercise of options and 13,213 held jointly with her spouse.
(6)

Includes 5,200 shares issuable upon exercise of options, 128,455 shares held jointly with his spouse, 10,000 shares held in an indirect trust whereby he has voting power and 39,088 shares held in trust.

(7)	Includes 4,000 shares issuable upon exercise of options and 3,150 shares held as custodian for a minor.

(8)	Includes 5,200 shares issuable upon exercise of options and 22,972 vested shares in the retirement plan.
(9)	Includes 2,000 shares held jointly with her spouse.
(10)	Mr. Vance is also a director. Includes 3,501 shares issuable upon exercise of options, 85,016 shares held jointly with his spouse and 18,631 vested shares in the retirement plan.
(11)	Includes 20,000 shares issuable upon exercise of options and 404 vested shares in the retirement plan.
(12)	Includes 7,730 shares issuable upon exercise of options and 1,729 vested shares in the retirement plan.
(13)	Includes 11,471 shares issuable upon exercise of options, 20,414 shares owned jointly with his spouse and 2,682 vested shares in the retirement plan.
(14)	Includes 7,787 shares issuable upon exercise of options, 10,875 shares held jointly with his spouse and 1,783 vested shares in the retirement plan.

Equity Compensation Plan Information

The following table sets forth information regarding Heritage’s compensation plans under which equity securities are authorized for issuance to Heritage employees and non-employees, including directors, as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	397,421	$15.82	110,436(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	397,421	$15.82	110,436

(1)	Outstanding restricted stock awards under Heritage’s equity compensation plans are not reflected in the table, in accordance with SEC rules.
(2)	All shares reflected are authorized for issuance under the Heritage Financial Corporation 2010 Omnibus Equity Plan, under which shares of restricted stock may be issued.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

We have followed a policy of granting loans to our executive officers and directors, which fully comply with all applicable federal regulations, including those governing loans and other transactions with affiliated persons of Heritage. Loans to our directors and executive officers are made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with all customers, and do not involve more than the normal risk of collectability or present other unfavorable features.

All loans and aggregate loans to individual directors and executive officers, without regard to loan amount, are completely documented and underwritten using the same underwriting policies, procedures, guidelines and documentation requirements as are used for non-director and non-employee customers of Heritage. Following the normal underwriting approvals by underwriting personnel, all such loans are then presented for review and approval by the Board of Directors of Heritage Bank pursuant to Regulation O of the Federal Reserve Board, and the requirements of the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions, Division of Banks. There are no exceptions to these procedures and all approvals are documented in the Board meeting minutes. There was $7.474 million in loans outstanding to directors and executive officers at December 31, 2013.

Director Independence

Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent. The Board of Directors has determined that as of December 31, 2013 eight of our ten directors were independent. Directors Charneski, Christensen, Clees, Ellwanger, Jensen, Lyon, Rhodes and Watson are all independent. Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank, and David H. Brown, former Chief Executive Officer of Valley Community Bancshares and Valley Bank, were not independent.

Item 14. Principle Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed or expected to be billed to Heritage by its principal accountant during the years indicated. Crowe Horwath LLP audited Heritage’s financial statements for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012(4)

Audit Fees(1)	$520,000	$281,000
Audit-Related Fees	25,000(2)	-
Tax Fees	-	-
All Other Fees	24,000(3)	-

Total	$569,000	$281,000

(1)

Audit fees consists of fees paid for the audit of Heritage’s consolidated financial statements in the Form 10-K, and review of the consolidated financial statements included in the Form 10-Qs, including services normally provided by an accountant in connection with statutory and regulatory filings or engagements, and the review of registration statements filed with the SEC and the issuance of consents.

(2)	Includes costs incurred in relation to the audit of the employee benefit plan.
(3)	All other fees consist of fees for professional services related to the review of the trust department of Heritage Bank.
(4)

Heritage paid fees to KPMG LLP for the employee benefit plan and tax services during 2012; however these fees were not included because KPMG LLP was not our principal accountants for this audit period.

Pre-approval Policy

It is the policy of the Audit and Finance Committee to pre-approve all audit and permissible non-audit services to be provided by the registered public accounting firm and the estimated fees for these services. Pre-approval is typically granted by the full Audit and Finance Committee. In considering non-audit services, the Audit and Finance Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. For the year ended December 31, 2013, the Audit and Finance Committee approved all, or 100%, of the services provided by Crowe Horwath LLP that were designated as audit fees, audit-related fees, tax fees and all other fees as set forth in the table above.

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

(3) Exhibits: Included in schedule below.

Exhibit No.
2.1 & 2.2	Purchase and Assumption Agreements for Cowlitz & Pierce—reference Q3 2012 Form 10-Q Exhibits (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws of the Company (3)

4.2	Warrant for purchase (4)

10.1	1998 Stock Option and Restricted Stock Award Plan (5)

10.2	1997 Stock Option and Restricted Stock Award Plan (6)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (7)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (8)

10.5	Transitional Employment and Retirement Agreement between Heritage Financial Corporation and D. Michael Broadhead, effective April 1, 2013 (9)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (10)

10.7	Annual Incentive Compensation Plan (11)

10.8	2010 Omnibus Equity Plan (12)

10.9	Deferred Compensation Plan and Participation Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (13)

10.10	Employment Agreements for Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (13)

10.11	Employment Agreement and Deferred Compensation Participation Agreement for David A. Spurling (14)

11	Statement regarding computation of earnings per share (15)

14.0	Code of Ethics and Conduct Policy (16)

21.0	Subsidiaries of the Company (18)

23.1	Consent of Independent Registered Public Accounting Firm—Crowe Horwath LLP (18)

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP (18)

24.0	Power of Attorney (18)

Exhibit No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

101

The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (17)

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

(3)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K dated November 25, 2008.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).
(6)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).
(7)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).
(8)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).
(9)	Incorporated by reference to the Current Report on Form 8-K dated April 9, 2013.
(10)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.
(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.
(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).
(13)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.
(14)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.
(15)	Reference is made to Note 17—Stockholders’ Equity in the Selected Notes to Consolidated Financial Statements under Item 8 herein.
(16)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.
(17)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

(18)	Incorporated by reference to the Form 10-K dated March 11, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date: April 29, 2014	By:	/s/ Brian L. Vance
Brian L. Vance
President and Chief Executive Officer