Form 10-Q
period 2014-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2014-05-01
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 22, 2014 there were 16,210,833 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
March 31, 2014

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and the proposed Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("Division") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, or change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statement of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission "SEC" including our Annual Report on Form 10-K for the year ended December 31, 2013.
The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.
As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiary, unless the context otherwise requires.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2014 and December 31, 2013
(Dollars in thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash on hand and in banks	$40,042	$40,162
Interest earning deposits	114,353	90,238
Cash and cash equivalents	154,395	130,400
Other interest earning deposits	15,150	15,662
Investment securities available for sale, at fair value	138,794	163,134
Investment securities held to maturity (fair value of $39,713 and $36,340, respectively)	39,208	36,154
Originated loans receivable, net	993,911	977,285
Less: Allowance for loan losses	(17,534)	(17,153)
Originated loans receivable, net of allowance for loan losses	976,377	960,132
Purchased covered loans receivable, net of allowance for loan losses ($6,567 and $6,167, respectively)	54,907	57,587
Purchased non-covered loans receivable, net of allowance for loan losses ($5,286 and $5,504, respectively)	176,366	185,377
Total loans receivable, net	1,207,650	1,203,096
Federal Deposit Insurance Corporation indemnification asset	3,969	4,382
Other real estate owned ($182 and $182 covered by FDIC shared-loss agreements, respectively)	4,284	4,559
Premises and equipment, net	33,907	34,348
Federal Home Loan Bank stock, at cost	5,666	5,741
Accrued interest receivable	5,180	5,462
Prepaid expenses and other assets	23,446	25,120
Other intangible assets, net	1,459	1,615
Goodwill	29,365	29,365
Total assets	$1,662,473	$1,659,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$1,404,214	$1,399,189
Securities sold under agreement to repurchase	28,790	29,420
Accrued expenses and other liabilities	13,052	14,667
Total liabilities	1,446,056	1,443,276
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value, 50,000,000 shares authorized; 16,211,537 and 16,210,747 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	138,874	138,659
Retained earnings	78,214	78,265
Accumulated other comprehensive loss, net	(671)	(1,162)
Total stockholders’ equity	216,417	215,762
Total liabilities and stockholders’ equity	$1,662,473	$1,659,038
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$16,451	$16,756
Taxable interest on investment securities	639	373
Nontaxable interest on investment securities	436	335
Interest and dividends on other interest earning assets	87	57
Total interest income	17,613	17,521
INTEREST EXPENSE:
Deposits	854	937
Other borrowings	18	9
Total interest expense	872	946
Net interest income	16,741	16,575
Provision for loan losses on originated loans	200	495
Provision for loan losses on purchased loans	258	363
Total provision for loan losses	458	858
Net interest income after provision for loan losses	16,283	15,717
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	399
Service charges and other fees	1,398	1,353
Merchant Visa income, net	245	172
Change in FDIC indemnification asset	(37)	(267)
Gain on sale of investment securities, net	180	—
Other income	521	588
Total noninterest income	2,307	2,245
NONINTEREST EXPENSE:
Impairment loss on investment securities	8	2
Compensation and employee benefits	8,011	7,589
Occupancy and equipment	2,617	1,920
Data processing	996	1,136
Marketing	505	326
Professional services	830	1,030
State and local taxes	249	279
Federal deposit insurance premium	252	233
Other real estate owned, net	52	(104)
Amortization of intangible assets	156	115
Other expense	1,103	1,193
Total noninterest expense	14,779	13,719
Income before income taxes	3,811	4,243
Income tax expense	1,268	1,358
Net income	$2,543	$2,885
Basic earnings per common share	$0.16	$0.19
Diluted earnings per common share	$0.16	$0.19
Dividends declared per common share	$0.16	$0.08
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,543	$2,885
Change in fair value of securities available for sale, net of tax of $319 and $(184), respectively	593	(342)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $(63) and $0, respectively	(117)	—
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $8 and $7, respectively	15	14
Other comprehensive income (loss)	$491	$(328)
Comprehensive income	$3,034	$2,557
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	36	—	—	—	—
Stock option compensation expense	—	22	—	—	22
Exercise of stock options (including excess tax benefits from nonqualified stock options)	2	20	—	—	20
Restricted stock compensation expense	—	251	—	—	251
Excess tax benefits from restricted stock	—	47	—	—	47
Common stock repurchased and retired	(8)	(118)	—	—	(118)
Net income	—	—	2,885	—	2,885
Other comprehensive loss, net of tax	—	—	—	(328)	(328)
Cash dividends declared on common stock ($0.08 per share)	—	—	(1,209)	—	(1,209)
Balance at March 31, 2013	15,148	$122,054	$77,038	$1,416	$200,508

Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	5	—	—	—	—
Stock option compensation expense	—	15	—	—	15
Exercise of stock options (including excess tax benefits from nonqualified stock options)	4	57	—	—	57
Restricted stock compensation expense	—	276	—	—	276
Excess tax benefits from restricted stock	—	32	—	—	32
Common stock repurchased and retired	(9)	(165)	—	—	(165)
Net income	—	—	2,543	—	2,543
Other comprehensive income, net of tax	—	—	—	491	491
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,594)	—	(2,594)
Balance at March 31, 2014	16,211	$138,874	$78,214	$(671)	$216,417
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,543	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,666	1,292
Changes in net deferred loan fees, net of amortization	(48)	148
Provision for loan losses	458	858
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(776)	(1,483)
Restricted and unrestricted stock compensation expense	276	251
Stock option compensation expense	15	22
Excess tax benefits from stock options and restricted and unrestricted stock	(32)	(47)
Amortization of intangible assets	156	115
Bargain purchase gain on bank acquisition	—	(399)
Gain on sale of investment securities, net	(180)	—
Impairment loss on investment of securities	8	2
Origination of loans held for sale	—	(4,143)
Gain on sale of loans	—	(81)
Proceeds from sale of loans	—	5,171
Valuation adjustment on other real estate owned	—	(107)
Gain on other real estate owned, net	(27)	(172)
Write-off of furniture, equipment and leasehold improvements	421	—
Net cash provided by operating activities	5,480	4,312
Cash flows from investing activities:
Loans originated, net of principal payments	(5,180)	(6,393)
Maturities of other interest earning deposits	497	—
Maturities of investment securities available for sale	7,343	16,109
Maturities of investment securities held to maturity	241	338
Purchase of investment securities available for sale	(24,443)	(17,490)
Purchase of investment securities held to maturity	(3,294)	(1,157)
Purchase of premises and equipment	(584)	(1,527)
Proceeds from sales of other real estate owned	520	2,711
Proceeds from sales of investment securities available for sale	40,318	—
Proceeds from redemption of FHLB stock	75	50
Net cash received from acquisitions	—	748
Net cash provided by (used in) investing activities	15,493	(6,611)
Cash flows from financing activities:
Net increase in deposits	5,025	46,699
Common stock cash dividends paid	(1,297)	(1,209)
Net decrease in securities sold under agreement to repurchase	(630)	(3,992)
Proceeds from exercise of stock options	57	20
Excess tax benefits from stock options and restricted and unrestricted stock	32	47
Repurchase of common stock	(165)	(118)
Net cash provided by financing activities	3,022	41,447
Net increase in cash and cash equivalents	23,995	39,148

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents at beginning of period	130,400	107,086
Cash and cash equivalents at end of period	$154,395	$146,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$887	$952
Cash paid for income taxes	7	2,612
Transfers of loans receivable to other real estate owned	218	—
Seller-financed sale of other real estate owned	—	250
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	2,753
Purchased non-covered loans receivable	—	51,509
Other real estate owned	—	2,279
Premises and equipment	—	214
FHLB stock	—	88
Accrued interest receivable	—	232
Prepaid expenses and other assets	—	4,048
Core deposit intangible	—	156
Deposits	—	(60,442)
Accrued expenses and other liabilities	—	(1,186)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

(1)	Description of Business, Basis of Presentation and Significant Accounting Policies
(a) Description of Business
Heritage Financial Corporation (the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its thirty-six branch offices located throughout Washington state and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties located in western and central Washington State and the greater Portland, Oregon area.
The Company has expanded its footprint through acquisitions beginning with the FDIC-assisted acquisition of Cowlitz Bank ("Cowlitz"), a Washington chartered commercial bank headquartered in Longview, Washington effective on July 30, 2010. Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. It also included the Trust Services Division of Cowlitz Bank.
Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank ("Pierce"), a Washington chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Commercial Acquisition”). The Pierce Commercial Acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010.
On September 14, 2012, the Company and the Bank entered into a definitive agreement to acquire Northwest Commercial Bank (“NCB”), a Washington chartered commercial bank headquartered in Lakewood, Washington (the “NCB Acquisition”). The NCB Acquisition was completed on January 9, 2013, with the merger of NCB into Heritage Bank. The NCB Acquisition included two branches, and one of those branches was consolidated into an existing Heritage Bank location.
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley" or "Valley Community Bancshares") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”). The Valley Acquisition was completed on July 15, 2013 and included eight branches, four of which were initially maintained by Heritage Bank following the completion of the transaction. At the time of the acquisition, one of the four branches, an owned branch building, was considered held for sale. During the fourth quarter of 2013, the leases for the remaining three leases were terminated by Heritage Bank.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013 and on a consolidated basis had no accounting impact on the Company. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, along with the Bank, and Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"), jointly announced the signing of a merger agreement pursuant to which Heritage and Washington Banking will enter into a strategic merger with Washington Banking merging into Heritage, and immediately thereafter, Whidbey will merge with and into the Bank (the "Washington Banking Merger"). Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in the Whidbey Island markets that will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be in Olympia, Washington. The Washington Banking Merger is anticipated to be completed in the second quarter of 2014. See "Note 13 - Proposed Merger" for additional information.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements and accompanying Notes should be read with our December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K (“2013 Annual Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the Condensed Consolidated Financial Statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior periods' net income or stockholders’ equity.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of our Condensed Consolidated Financial Statements are disclosed in our 2013 Annual Form 10-K. There have not been any material changes in our significant accounting policies from those contained in our 2013 Annual Form 10-K.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued in July 2013. This Update provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Condensed Consolidated Financial Statements.
FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was issued in January 2014. This Update intends to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment states that the real estate property should be recognized upon either the creditor obtaining legal title or the borrower convening all interest through a deed in lieu of foreclosure or similar legal agreement. These amendments are effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendments in first quarter of 2014. The adoption did not have an impact on the Condensed Consolidated Financial Statements.

(2)	Cash and Cash Equivalents
Since the fourth quarter of 2013, the Company has been required to maintain an average reserve balance with the Federal Reserve or maintain such reserve balance in the form of cash. The average required reserve balance for the three months ended March 31, 2014 was approximately $46.1 million and was met by holding cash and maintaining an average balance with the Federal Reserve. The Company did not have a cash reserve requirement for the three months ended March 31, 2013.

(3)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,582	$4	$(36)	$6,550
Municipal securities	51,559	942	(1,098)	51,403
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	81,338	307	(804)	80,841
Total	$139,479	$1,253	$(1,938)	$138,794

	Securities Available for Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,098	$3	$(62)	$6,039
Municipal securities	49,989	806	(1,735)	49,060
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	108,466	898	(1,329)	108,035
Total	$164,553	$1,707	$(3,126)	$163,134

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,679	$155	$—	$1,834
Municipal securities	24,974	319	(77)	25,216
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	11,527	157	(226)	11,458
Private residential collateralized mortgage obligations	1,028	205	(28)	1,205
Total	$39,208	$836	$(331)	$39,713

	Securities Held to Maturity
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	$153	$—	$1,840
Municipal securities	24,290	200	(184)	24,306
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	144	(284)	8,989
Private residential collateralized mortgage obligations	1,048	185	(28)	1,205
Total	$36,154	$682	$(496)	$36,340
There were no securities classified as trading at March 31, 2014 or December 31, 2013.
The amortized cost and fair value of securities at March 31, 2014, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,145	$1,148	$1,757	$1,768
Due after one year through three years	3,855	3,928	5,587	5,654
Due after three years through five years	9,848	10,047	5,007	5,079
Due after five years through ten years	38,375	38,276	18,391	18,588
Due after ten years	86,256	85,395	8,466	8,624
Total	$139,479	$138,794	$39,208	$39,713

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of March 31, 2014 and December 31, 2013 were as follows:

	Securities Available for Sale
	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,551	$(36)	$—	$—	$1,551	$(36)
Municipal securities	16,593	(556)	7,981	(542)	24,574	(1,098)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	39,841	(702)	6,891	(102)	46,732	(804)
Total	$57,985	$(1,294)	$14,872	$(644)	$72,857	$(1,938)

	Securities Available for Sale
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,031	$(62)	$—	$—	$3,031	$(62)
Municipal securities	21,471	(1,242)	4,644	(493)	26,115	(1,735)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,327	(1,184)	7,758	(145)	64,085	(1,329)
Total	$80,829	$(2,488)	$12,402	$(638)	$93,231	$(3,126)

Held to maturity investment securities with unrealized losses as of March 31, 2014 and December 31, 2013 were as follows:

	Securities Held to Maturity
	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$4,553	$(77)	$—	$—	$4,553	$(77)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	7,501	(226)	—	—	7,501	(226)
Private residential collateralized mortgage obligations	161	(4)	121	(24)	282	(28)
Total	$12,215	$(307)	$121	$(24)	$12,336	$(331)

	Securities Held to Maturity
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,967	$(184)	$—	$—	$10,967	$(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,869	(284)	—	—	4,869	(284)
Private residential collateralized mortgage obligations	211	(5)	124	(23)	335	(28)
Total	$16,047	$(473)	$124	$(23)	$16,171	$(496)

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
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average discount interest rate used in the valuations of the present value was 6.7% for both the three months ended March 31, 2014 and 2013, and the average prepayment rate for each period was 6.0%.
For the three months ended March 31, 2014, there were two private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the three months ended March 31, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings. For the three months ended March 31, 2013, there was one private residential collateralized mortgage obligation determined to be other-than-temporarily impaired. The impairment for the three months ended March 31, 2013 was considered credit related and was recorded in earnings. No impairment for the three months ended March 31, 2014 and 2013 was recorded through other comprehensive income (loss). The following table summarizes activity for the three months ended March 31, 2014 and 2013 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other- Than-Temporary Impairments	Life-to-Date Other-Than- Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other- Than- Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	2	—	2
March 31, 2013	$2,567	$1,152	$1,415

December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	8	—	8
March 31, 2014	$2,611	$1,152	$1,459
(c) Redemption-in-Kind
In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) activated the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage backed securities market. Exiting participants in the Fund were allowed to redeem and receive up to $250,000 in cash per quarter or receive 100% of their investment in “like-kind” securities equal to their proportional ownership in the Fund. The Company elected to receive the like-kind securities.

Details of private residential collateralized mortgage obligation securities received from the redemption-in-kind election as of March 31, 2014 were as follows:

								Current Ratings
Type of Security	Par Value	Amortized Cost	Fair Value (1)	Aggregate Unrealized Gain	Year-to- date Change in Unrealized Gain	Year-to- date Impairment Charge	Life-to- date Impairment Charge (2)	AAA	AA	A	BBB	Below Investment Grade
	(Dollars in thousands)
Alt-A	$723	$245	$263	$18	$3	$8	$690	—%	—%	—%	—%	100%
Prime	1,202	783	942	159	17	—	769	—%	—%	—%	7%	93%
Totals	$1,925	$1,028	$1,205	$177	$20	$8	$1,459	—%	—%	—%	6%	94%
(1)Level two valuation assumptions were used to determine the fair value of held to maturity securities in the Fund.
(2)Life-to-date impairment charge represents impairment charges recognized in earnings subsequent to redemption of the Fund.

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$74,572	$74,706	$80,386	$80,881
Repurchase agreements	35,398	35,195	34,170	33,893
Total	$109,970	$109,901	$114,556	$114,774

(4)	Loans Receivable
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Until the second quarter of 2013, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. After the second quarter of 2013, the Company only originated single-family loans for its loan portfolio.
Real Estate Construction and Land Development:
The Company originates construction loans for one-to-four family residential and for five or more family residential and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with variable rates of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being dependent upon successful completion of the construction project, interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.
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
Originated loans receivable at March 31, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$284,949	$283,075
Owner-occupied commercial real estate	209,286	211,287
Non-owner occupied commercial real estate	361,602	354,451
Total commercial business	855,837	848,813
One-to-four family residential	40,866	39,235
Real estate construction and land development:
One-to-four family residential	19,302	18,593
Five or more family residential and commercial properties	49,929	45,184
Total real estate construction and land development	69,231	63,777
Consumer	30,599	28,130
Gross originated loans receivable	996,533	979,955
Net deferred loan fees	(2,622)	(2,670)
Originated loans receivable, net	993,911	977,285
Allowance for loan losses	(17,534)	(17,153)
Originated loans receivable, net of allowance for loan losses	$976,377	$960,132

The recorded investment of purchased covered loans receivable at March 31, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$14,646	$14,690
Owner-occupied commercial real estate	24,107	24,366
Non-owner occupied commercial real estate	13,399	14,625
Total commercial business	52,152	53,681
One-to-four family residential	4,306	4,777
Real estate construction and land development:
One-to-four family residential	1,554	1,556
Total real estate construction and land development	1,554	1,556
Consumer	3,462	3,740
Gross purchased covered loans receivable	61,474	63,754
Allowance for loan losses	(6,567)	(6,167)
Purchased covered loans receivable, net	$54,907	$57,587
The March 31, 2014 and December 31, 2013 gross recorded investment balance of purchased impaired covered loans accounted for under FASB ASC 310-30 was $37.3 million and $38.9 million, respectively. The gross recorded investment balance of purchased other covered loans was $24.2 million and $24.9 million at March 31, 2014 and December 31, 2013, respectively. At both March 31, 2014 and December 31, 2013, the recorded investment balance of purchased covered loans which are no longer covered under the FDIC shared-loss agreements was $2.6 million.

Funds advanced on the purchased covered loans subsequent to acquisition, referred to as “subsequent advances,” are included in the purchased covered loan balances as these subsequent advances are covered under the shared-loss agreements. These subsequent advances are not accounted for under FASB ASC 310-30. The total balance of subsequent advances on the purchased covered loans was $5.6 million and $4.7 million as of March 31, 2014 and December 31, 2013, respectively.
The recorded investment of purchased non-covered loans receivable at March 31, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$48,267	$53,465
Owner-occupied commercial real estate	68,366	70,022
Non-owner occupied commercial real estate	44,246	45,528
Total commercial business	160,879	169,015
One-to-four family residential	2,747	3,847
Real estate construction and land development:
One-to-four family residential	1,134	1,131
Five or more family residential and commercial properties	4,398	3,471
Total real estate construction and land development	5,532	4,602
Consumer	12,494	13,417
Gross purchased non-covered loans receivable	181,652	190,881
Allowance for loan losses	(5,286)	(5,504)
Purchased non-covered loans receivable, net	$176,366	$185,377
The March 31, 2014 and December 31, 2013 gross recorded investment balance of purchased impaired non-covered loans accounted for under FASB ASC 310-30 was $32.8 million and $36.0 million, respectively. The recorded investment balance of purchased other non-covered loans was $148.9 million and $154.9 million at March 31, 2014 and December 31, 2013, respectively.
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon State. The Company’s primary market areas include Thurston, Pierce, King, Mason, Cowlitz, Yakima, Kittitas and Clark counties in Washington and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at March 31, 2014) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of March 31, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 0 to 10. A description of the general characteristics of the risk grades is as follows:

•
Grades 0 to 5: These grades are considered “pass grade” and include loans with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.

•
Grade 6: This grade includes "Watch" loans and is considered a “pass grade”. The grade is intended to be utilized on a temporary basis for pass grade borrowers where a potentially significant risk-modifying action is anticipated in the near term.

•
Grade 7: This grade includes “Other Assets Especially Mentioned” (“OAEM”) loans in accordance with regulatory guidelines, and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

•
Grade 8: This grade includes “Substandard” loans in accordance with regulatory guidelines, which the Company has determined have a high credit risk. These loans also have well-defined weaknesses which make payment default or principal exposure likely, but not yet certain. The borrower may have shown serious negative trends in financial ratios and performance. Such loans may be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. Loans with this grade can be placed on accrual or nonaccrual status based on the Company’s accrual policy.

•
Grade 9: This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive credit risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance.

•
Grade 10: This grade includes “Loss” loans in accordance with regulatory guidelines, and the Company has determined these loans have the highest risk of loss. Such loans are charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

Loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. One-to-four family residential loans and consumer loans (“non-commercial loans”) are not numerically graded at origination date as these loans are determined to be “pass graded” loans. These non-commercial loans may subsequently require numeric grade if the credit department has evaluated the credit and determined it necessary to classify the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for OAEM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the unpaid principal balances are generally charged-off to the realizable value.

The following tables present the balance of the originated loans receivable by credit quality indicator as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$264,175	$6,570	$13,445	$759	$284,949
Owner-occupied commercial real estate	200,252	2,568	6,466	—	209,286
Non-owner occupied commercial real estate	343,354	11,989	6,259	—	361,602
Total commercial business	807,781	21,127	26,170	759	855,837
One-to-four family residential	39,974	268	624	—	40,866
Real estate construction and land development:
One-to-four family residential	11,291	1,021	6,990	—	19,302
Five or more family residential and commercial properties	40,057	—	9,872	—	49,929
Total real estate construction and land development	51,348	1,021	16,862	—	69,231
Consumer	30,413	17	169	—	30,599
Gross originated loans	$929,516	$22,433	$43,825	$759	$996,533

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$259,071	$8,367	$14,368	$1,269	$283,075
Owner-occupied commercial real estate	202,440	3,393	5,454	—	211,287
Non-owner occupied commercial real estate	340,732	7,927	5,792	—	354,451
Total commercial business	802,243	19,687	25,614	1,269	848,813
One-to-four family residential	38,330	269	636	—	39,235
Real estate construction and land development:
One-to-four family residential	10,608	4,159	3,826	—	18,593
Five or more family residential and commercial properties	42,780	—	2,404	—	45,184
Total real estate construction and land development	53,388	4,159	6,230	—	63,777
Consumer	27,986	—	144	—	28,130
Gross originated loans	$921,947	$24,115	$32,624	$1,269	$979,955

The tables above include $29.3 million and $27.4 million of originated impaired loans as of March 31, 2014 and December 31, 2013, respectively, as detailed in the impaired loans section below. These impaired loans have been individually reviewed for probable incurred losses and have a specific valuation allowance, as necessary. The tables above also include potential problem loans. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem originated loans as of March 31, 2014 and December 31, 2013 were $41.6 million and $34.5 million, respectively. The balance of potential problem originated loans guaranteed by a governmental agency, which reduces the Company's credit exposure, was $1.4 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively.
The following tables present the recorded invested balance of the purchased covered and non-covered loans receivable by credit quality indicator as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$50,841	$4,520	$6,683	$869	$62,913
Owner-occupied commercial real estate	88,100	897	3,223	253	92,473
Non-owner occupied commercial real estate	45,753	1,151	7,402	3,339	57,645
Total commercial business	184,694	6,568	17,308	4,461	213,031
One-to-four family residential	4,795	429	1,829	—	7,053
Real estate construction and land development:
One-to-four family residential	754	—	1,934	—	2,688
Five or more family residential and commercial properties	3,449	—	949	—	4,398
Total real estate construction and land development	4,203	—	2,883	—	7,086
Consumer	13,015	343	2,038	560	15,956
Gross purchased covered and non-covered loans	$206,707	$7,340	$24,058	$5,021	$243,126

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$55,404	$4,703	$7,183	$865	$68,155
Owner-occupied commercial real estate	87,774	2,739	3,619	256	94,388
Non-owner occupied commercial real estate	47,157	1,165	7,562	4,269	60,153
Total commercial business	190,335	8,607	18,364	5,390	222,696
One-to-four family residential	5,654	882	2,088	—	8,624
Real estate construction and land development:
One-to-four family residential	1,672	—	1,015	—	2,687
Five or more family residential and commercial properties	2,552	—	919	—	3,471
Total real estate construction and land development	4,224	—	1,934	—	6,158
Consumer	14,562	354	2,241	—	17,157
Gross purchased covered and non-covered loans	$214,775	$9,843	$24,627	$5,390	$254,635
The tables above include $6.7 million of purchased other impaired loans as of both March 31, 2014 and December 31, 2013 as detailed in the impaired loans section below. These purchased other impaired loans have been individually reviewed for potential losses and have a specific valuation allowance, as necessary.

(d) Nonaccrual loans
Originated nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$5,148	$4,497
Owner-occupied commercial real estate	1,006	1,024
Non-owner occupied commercial real estate	3	3
Total commercial business	6,157	5,524
One-to-four family residential	334	340
Real estate construction and land development:
One-to-four family residential	4,074	1,045
Total real estate construction and land development	4,074	1,045
Consumer	62	38
Gross originated nonaccrual loans (1)	$10,627	$6,947

(1)	$1.8 million and $1.7 million of nonaccrual originated loans were guaranteed by governmental agencies at March 31, 2014 and December 31, 2013, respectively.
The recorded investment balance of purchased other nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$276	$151
Owner-occupied commercial real estate	429	—
Total commercial business	705	151
Consumer	644	647
Gross purchased other nonaccrual loans (1)	$1,349	$798

(1)	$7,000 of purchased other nonaccrual loans were covered by the FDIC shared-loss agreements at both March 31, 2014 and December 31, 2013.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.

The balances of originated past due loans, segregated by segments and classes of loans, as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,279	$3,376	$5,655	$279,294	$284,949	$—
Owner-occupied commercial real estate	168	578	746	208,540	209,286	—
Non-owner occupied commercial real estate	74	3	77	361,525	361,602	—
Total commercial business	2,521	3,957	6,478	849,359	855,837	—
One-to-four family residential	89	—	89	40,777	40,866	—
Real estate construction and land development:
One-to-four family residential	315	1,045	1,360	17,942	19,302	—
Five or more family residential and commercial properties	—	—	—	49,929	49,929	—
Total real estate construction and land development	315	1,045	1,360	67,871	69,231	—
Consumer	31	—	31	30,568	30,599	—
Gross originated loans	$2,956	$5,002	$7,958	$988,575	$996,533	$—

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$2,253	$3,446	$5,699	$277,376	$283,075	$—
Owner-occupied commercial real estate	325	849	1,174	210,113	211,287	—
Non-owner occupied commercial real estate	951	9	960	353,491	354,451	6
Total commercial business	3,529	4,304	7,833	840,980	848,813	6
One-to-four family residential	89	—	89	39,146	39,235	—
Real estate construction and land development:
One-to-four family residential	821	1,045	1,866	16,727	18,593	—
Five or more family residential and commercial properties	—	—	—	45,184	45,184	—
Total real estate construction and land development	821	1,045	1,866	61,911	63,777	—
Consumer	211	—	211	27,919	28,130	—
Gross originated loans	$4,650	$5,349	$9,999	$969,956	$979,955	$6

The balances of purchased covered and non-covered past due loans, segregated by segments and classes of loans, as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$57	$2,888	$2,945	$59,968	$62,913	$106
Owner-occupied commercial real estate	1,110	147	1,257	91,216	92,473	—
Non-owner occupied commercial real estate	873	3,536	4,409	53,236	57,645	—
Total commercial business	2,040	6,571	8,611	204,420	213,031	106
One-to-four family residential	—	255	255	6,798	7,053	—
Real estate construction and land development:
One-to-four family residential	532	861	1,393	1,295	2,688	—
Five or more family residential and commercial properties	—	870	870	3,528	4,398	381
Total real estate construction and land development	532	1,731	2,263	4,823	7,086	381
Consumer	199	638	837	15,119	15,956	—
Gross purchased covered and non-covered loans	$2,771	$9,195	$11,966	$231,160	$243,126	$487

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing
	(In thousands)
Commercial business:
Commercial and industrial	$966	$2,089	$3,055	$65,100	$68,155	$23
Owner-occupied commercial real estate	511	147	658	93,730	94,388	—
Non-owner occupied commercial real estate	210	3,710	3,920	56,233	60,153	110
Total commercial business	1,687	5,946	7,633	215,063	222,696	133
One-to-four family residential	595	509	1,104	7,520	8,624	—
Real estate construction and land development:
One-to-four family residential	213	644	857	1,830	2,687	—
Five or more family residential and commercial properties	384	453	837	2,634	3,471	—
Total real estate construction and land development	597	1,097	1,694	4,464	6,158	—
Consumer	66	91	157	17,000	17,157	—
Gross purchased covered and non-covered loans	$2,945	$7,643	$10,588	$244,047	$254,635	$133

(f) Impaired loans
Originated impaired loans (including troubled debt restructured loans) as of March 31, 2014 and December 31, 2013 are set forth in the following tables.

	March 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,854	$4,325	$10,179	$11,926	$2,043
Owner-occupied commercial real estate	1,069	1,858	2,927	2,967	534
Non-owner occupied commercial real estate	2,757	4,095	6,852	6,852	336
Total commercial business	9,680	10,278	19,958	21,745	2,913
One-to-four family residential	585	—	585	615	—
Real estate construction and land development:
One-to-four family residential	3,770	2,727	6,497	7,240	549
Five or more family residential and commercial properties	2,125	—	2,125	2,125	—
Total real estate construction and land development	5,895	2,727	8,622	9,365	549
Consumer	109	62	171	173	62
Gross originated loans	$16,269	$13,067	$29,336	$31,898	$3,524

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,713	$3,980	$9,693	$13,889	$1,891
Owner-occupied commercial real estate	1,092	1,880	2,972	3,686	595
Non-owner occupied commercial real estate	2,780	4,123	6,903	6,757	364
Total commercial business	9,585	9,983	19,568	24,332	2,850
One-to-four family residential	592	—	592	849	—
Real estate construction and land development:
One-to-four family residential	3,773	911	4,684	6,402	211
Five or more family residential and commercial properties	2,404	—	2,404	2,385	—
Total real estate construction and land development	6,177	911	7,088	8,787	211
Consumer	100	38	138	140	38
Gross originated loans	$16,454	$10,932	$27,386	$34,108	$3,099

The Company had governmental guarantees of $3.0 million related to the originated impaired loan balances at both March 31, 2014 and December 31, 2013.
The average recorded investment of originated impaired loans (including TDRs) for the three months ended March 31, 2014 and 2013 are set forth in the following table.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$9,936	$11,858
Owner-occupied commercial real estate	2,949	2,251
Non-owner occupied commercial real estate	6,878	7,095
Total commercial business	19,763	21,204
One-to-four family residential	155	1,036
Real estate construction and land development:
One-to-four family residential	5,591	3,213
Five or more family residential and commercial properties	2,265	3,310
Total real estate construction and land development	7,856	6,523
Consumer	155	102
Gross originated impaired loans	$27,929	$28,865
A purchased other loan generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. Purchased other impaired loans (including TDRs) as of March 31, 2014 and December 31, 2013 are set forth in the following tables.

	March 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$449	$4,491	$4,940	$5,101	$1,221
Owner-occupied commercial real estate	25	429	454	456	388
Non-owner occupied commercial real estate	516	—	516	516	—
Total commercial business	990	4,920	5,910	6,073	1,609
Consumer	821	—	821	823	—
Gross purchased other impaired loans	$1,811	$4,920	$6,731	$6,896	$1,609

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$437	$4,621	$5,058	$5,564	$1,454
Owner-occupied commercial real estate	26	—	26	153	—
Non-owner occupied commercial real estate	520	—	520	1,401	—
Total commercial business	983	4,621	5,604	7,118	1,454
One-to-four family residential	—	450	450	428	31
Consumer	7	640	647	648	115
Gross purchased other impaired loans	$990	$5,711	$6,701	$8,194	$1,600

The average recorded investment of purchased other impaired loans (including TDRs) for the three months ended March 31, 2014 and 2013 are set forth in the following table.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$4,999	$437
Owner-occupied commercial real estate	240	138
Non-owner occupied commercial real estate	518	972
Total commercial business	5,757	1,547
One-to-four family residential	225	495
Consumer	734	101
Gross impaired purchased other loans	$6,716	$2,143
For the three months ended March 31, 2014 and 2013 no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2014 and 2013, the Bank recorded $309,000 and $217,000 of interest income related to restructured performing loans, respectively.
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
The majority of the Bank’s TDRs are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
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
The recorded investment balance and related allowance for loan losses of accruing and non-accruing TDRs as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Accruing TDRs	Non-accruing TDRs	Accruing TDRs	Non-accruing TDRs
	(In thousands)
Originated TDRs	$18,710	$3,669	$20,439	$2,532
Allowance for loan losses on originated TDRs	2,007	434	2,187	133
Purchased other TDRs	5,382	232	5,903	110
Allowance for loan losses on purchased other TDRs	1,035	185	1,430	57

The unfunded commitment to borrowers related to originated TDRs was $842,000 and $1.5 million at March 31, 2014 and December 31, 2013, respectively. There were $74,000 and $17,000 of unfunded commitments to borrowers related to the purchased other TDRs as of March 31, 2014 and December 31, 2013, respectively.
Originated loans that were modified as TDRs during the three months ended March 31, 2014 and 2013 are set forth in the following table:

	Three Months Ended March 31,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	7	$1,614	11	$4,224
Owner-occupied commercial real estate	1	351	—	—
Total commercial business	8	1,965	11	4,224
One-to-four family residential	—	—	1	257
Real estate construction and land development:
One-to-four family residential	1	190	1	180
Total real estate construction and land development	1	190	1	180
Consumer	2	45	—	—
Total originated TDRs	11	$2,200	13	$4,661

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no construction loans under a master guidance line that were modified as TDRs during the three months ended March 31, 2014 and 2013.

Of the 11 loans modified during the three months ended March 31, 2014, three loans with a total outstanding principal balance of $584,000 were previously reported as TDRs as of December 31, 2013. Of the 13 loans modified during the three months ended March 31, 2013, five loans with a total outstanding principal balance of $1.9 million were previously reported as TDRs as of December 31, 2012. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance for TDRs that were modified during the three months ended March 31, 2014 was $744,000 at March 31, 2014. The related specific valuation allowance for those TDRs that were previously reported as TDRs as of December 31, 2013 was $484,000 and the allowance for loan losses for TDRs that were modified during the three months ended March 31, 2014 that were not previously reported as TDRs was $6,000 as of December 31, 2013.
Purchased other loans that were modified as TDRs during the three months ended March 31, 2014 and 2013 are set forth in the following table:

	Three Months Ended March 31,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$4,224	—	$—
Total commercial business	3	4,224	—	—
Consumer	1	177	—	—
Total purchased other TDRs	4	$4,401	—	$—

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. The Bank’s initial recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification) as the Bank did not forgive any principal or interest balance as part of the loan modification.

Of the four purchased other loans modified as TDRs during the three months ended March 31, 2014, the three commercial and industrial loans totaling $4.2 million were previously reported as TDRs at December 31, 2013. The Bank granted extensions of one year to two of the loans and required full payment of the third loan approximately two years before the original maturity date based on a revised loan agreement. The related specific valuation allowance for the purchased other loans modified as TDRs during the three months ended March 31, 2014 was $954,000 as of March 31, 2014.
The loans modified during the previous twelve months ended March 31, 2014 that subsequently defaulted during the three months ended March 31, 2014 are included in the following table:

	Three Months Ended March 31, 2014
	Originated Loans		Purchased Other Loans
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$674	1	$125
Non-owner occupied commercial real estate	1	3	—	—
Total commercial business	3	677	1	125
Total loans receivable	3	$677	1	$125
All of the loans included in the above table defaulted because they were past their modified maturity date. There were no originated or purchased other loans that had been modified during the previous twelve months ended March 31, 2013 that subsequently defaulted during the three months ended March 31, 2013.
(h) Purchased Impaired Loans
As indicated above, the Company purchased impaired loans from the Cowlitz, Pierce, NCB and Valley Acquisitions which are accounted for under FASB ASC 310-30.

The following tables reflect the outstanding balance at March 31, 2014 and December 31, 2013 of the purchased impaired loans by acquisition:

	Cowlitz
	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$10,562	$10,608
Owner-occupied commercial real estate	11,370	11,538
Non-owner occupied commercial real estate	9,460	10,611
Total commercial business	31,392	32,757
One-to-four family residential	3,934	3,966
Real estate construction and land development:
One-to-four family residential	1,284	1,298
Total real estate construction and land development	1,284	1,298
Consumer	1,829	2,022
Gross purchased impaired covered loans	$38,439	$40,043
The total balance of subsequent advances on the purchased impaired covered loans was $3.3 million and $2.6 million as of March 31, 2014 and December 31, 2013, respectively. The Bank has the option to modify certain purchased covered loans which may terminate the FDIC shared-loss coverage on those modified loans. At both March 31, 2014 and December 31, 2013, the recorded investment balance of purchased impaired covered loans which are no longer covered under the FDIC shared-loss agreements was $1.7 million. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

	Pierce
	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$13,756	$15,684
Owner-occupied commercial real estate	5,006	5,067
Non-owner occupied commercial real estate	4,860	4,893
Total commercial business	23,622	25,644
One-to-four family residential	2,819	4,055
Real estate construction and land development:
One-to-four family residential	1,896	1,967
Five or more family residential and commercial properties	466	469
Total real estate construction and land development	2,362	2,436
Consumer	895	1,013
Gross purchased impaired non-covered loans	$29,698	$33,148

	NCB
	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$997	$1,014
Non-owner occupied commercial real estate	1,778	2,028
Total commercial business	2,775	3,042
Real estate construction and land development:
Five or more family residential and commercial properties	604	608
Total real estate construction and land development	604	608
Consumer	78	79
Gross purchased impaired non-covered loans	$3,457	$3,729

	Valley
	March 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$1,504	$1,495
Owner-occupied commercial real estate	437	443
Non-owner occupied commercial real estate	1,333	1,355
Total commercial business	3,274	3,293
Consumer	57	58
Gross purchased impaired non-covered loans	$3,331	$3,351
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
The following tables summarize the accretable yield on the purchased impaired loans resulting from the Cowlitz, Pierce, NCB and Valley Acquisitions for the three months ended March 31, 2014 and 2013. As the Valley Acquisition was not completed until third quarter of 2013, there are no balances for the three months ended March 31, 2013.

	Three Months Ended March 31, 2014
	Cowlitz	Pierce	NCB	Valley	Total
	(In thousands)
Balance at the beginning of the period	$9,535	$7,129	$433	$152	$17,249
Accretion	(685)	(762)	(66)	—	(1,513)
Disposal and other	(43)	(594)	(39)	—	(676)
Change in accretable yield	256	706	130	—	1,092
Balance at the end of the period	$9,063	$6,479	$458	$152	$16,152

	Three Months Ended March 31, 2013
	Cowlitz	Pierce	NCB (1)	Total
	(In thousands)
Balance at the beginning of the period	$14,286	$7,352	$—	$21,638
Accretion	(1,354)	(1,282)	(158)	(2,794)
Disposal and other	945	2,822		3,767
Change in accretable yield	231	28	745	1,004
Balance at the end of the period	$14,108	$8,920	$587	$23,615
(1) The accretable difference at acquisition date of January 9, 2013 was $745,000 and is included in the "change in accretable yield" caption.

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio. A summary of the changes in the originated loans’ allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$17,153	$19,125
Charge-offs	(63)	(1,827)
Recoveries of loans previously charged-off	244	119
Provision for loan losses	200	495
Balance at the end of the period	$17,534	$17,912
A summary of the changes in the purchased covered loans’ allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$6,167	$4,352
Charge-offs	(79)	—
Provision for loan losses	479	358
Balance at the end of the period	$6,567	$4,710
A summary of the changes in the purchased noncovered loans’ allowance for loan losses for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$5,504	$5,117
Charge-offs	—	(197)
Recoveries of loans previously charged-off	3	—
Provision for loan losses	(221)	5
Balance at the end of the period	$5,286	$4,925
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

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three months ended March 31, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2014:
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
Charge-offs	(79)	—	—	—	—	—	(63)	—	(142)
Recoveries	232	—	—	—	—	—	15	—	247
Provisions for / (Reallocation of) loan losses	(1,354)	414	(100)	21	259	1,030	141	47	458
March 31, 2014	$12,277	$4,463	$5,226	$1,121	$1,979	$1,983	$1,690	$648	$29,387
Allowance for loan losses as of March 31, 2014 allocated to:
Originated loans individually evaluated for impairment	$2,043	$534	$336	$—	$549	$—	$62	$—	$3,524
Originated loans collectively evaluated for impairment	5,540	1,945	2,412	590	399	1,889	587	648	14,010
Purchased other covered loans individually evaluated for impairment	395	388	—	—	—	—	—	—	783
Purchased other covered loans collectively evaluated for impairment	27	14	14	14	—	—	41	—	110
Purchased other non-covered loans individually evaluated for impairment	826	—	—	—	—	—	—	—	826
Purchased other non-covered loans collectively evaluated for impairment	72	62	57	6	—	—	115	—	312
Purchased impaired covered loans collectively evaluated for impairment	1,128	1,180	2,057	299	752	—	258	—	5,674
Purchased impaired non-covered loans collectively evaluated for impairment	2,246	340	350	212	279	94	627	—	4,148
March 31, 2014	$12,277	$4,463	$5,226	$1,121	$1,979	$1,983	$1,690	$648	$29,387

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three months ended March 31, 2013 and as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended March 31, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(1,637)	—	—	(52)	—	(83)	(252)	—	$(2,024)
Recoveries	110	—	—	—	—	—	9	—	$119
Provision for / (Reallocation of) loan losses	2,459	(180)	(94)	37	(476)	(891)	(23)	26	$858
March 31, 2013	$10,844	$3,841	$5,275	$1,206	$2,655	$1,335	$1,495	$896	$27,547
Allowance for loan losses as of December 31, 2013 allocated to:
Originated loans individually evaluated for impairment	$1,891	$595	$364	$—	$211	$—	$38	$—	$3,099
Originated loans collectively evaluated for impairment	6,614	2,039	2,459	564	429	855	493	601	14,054
Purchased other covered loans individually evaluated for impairment	629	—	—	31	—	—	—	—	660
Purchased other covered loans collectively evaluated for impairment	18	7	14	13	—	—	57	—	109
Purchased other non-covered loans individually evaluated for impairment	825	—	—	—	—	—	115	—	940
Purchased other non-covered loans collectively evaluated for impairment	113	62	57	6	—	—	82	—	320
Purchased impaired covered loans collectively evaluated for impairment	1,094	998	2,073	270	789	—	174	—	5,398
Purchased impaired non-covered loans collectively evaluated for impairment	2,294	348	359	216	291	98	638	—	4,244
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$10,179	$2,927	$6,852	$585	$6,497	$2,125	$171	$29,336
Originated loans collectively evaluated for impairment	274,770	206,359	354,750	40,281	12,805	47,804	30,428	967,197
Purchased other covered loans individually evaluated for impairment	3,650	429	—	—	—	—	7	4,086
Purchased other covered loans collectively evaluated for impairment	2,481	12,878	2,424	790	—	—	1,559	20,132
Purchased other non-covered loans individually evaluated for impairment	1,290	25	516	—	—	—	814	2,645
Purchased other non-covered loans collectively evaluated for impairment	32,293	63,271	37,456	79	1,084	3,011	9,058	146,252
Purchased impaired covered loans collectively evaluated for impairment	8,515	10,800	10,975	3,516	1,554	—	1,896	37,256
Purchased impaired non-covered loans collectively evaluated for impairment	14,684	5,070	6,274	2,668	50	1,387	2,622	32,755
Total gross loans receivable as of March 31, 2014	$347,862	$301,759	$419,247	$47,919	$21,990	$54,327	$46,555	$1,239,659
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Originated loans individually evaluated for impairment	$9,693	$2,972	$6,903	$592	$4,684	$2,404	$138	$27,386
Originated loans collectively evaluated for impairment	273,382	208,315	347,548	38,643	13,909	42,780	27,992	952,569
Purchased other covered loans individually evaluated for impairment	3,761	—	—	450	—	—	7	4,218
Purchased other covered loans collectively evaluated for impairment	2,249	13,443	2,438	797	—	—	1,733	20,660
Purchased other non-covered loans individually evaluated for impairment	1,297	26	520	—	—	—	640	2,483
Purchased other non-covered loans collectively evaluated for impairment	35,389	64,877	38,223	79	1,099	2,114	10,600	152,381
Purchased impaired covered loans collectively evaluated for impairment	8,680	10,923	12,187	3,530	1,556	—	2,000	38,876
Purchased impaired non-covered loans collectively evaluated for impairment	16,779	5,119	6,785	3,768	32	1,357	2,177	36,017
Total gross loans receivable as of December 31, 2013	$351,230	$305,675	$414,604	$47,859	$21,280	$48,655	$45,287	$1,234,590

(6)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$4,382	$7,100
Cash payments received or receivable from the FDIC	(376)	(1,480)
FDIC share of additional estimated losses	336	88
Net amortization	(373)	(355)
Balance at the end of the period	$3,969	$5,353

(7)	Other Real Estate Owned
Changes in other real estate owned during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$4,559	$5,666
Additions	218	—
Additions from acquisitions	—	2,279
Proceeds from dispositions	(520)	(2,961)
Gain (loss) on sales, net	27	172
Valuation adjustment	—	107
Balance at the end of the period	$4,284	$5,263

(8)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of Valley on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
There were no goodwill additions recorded during the three months ended March 31, 2014 and 2013.
At March 31, 2014, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three months ended March 31, 2014. The Company did not record goodwill impairment charges for the three months ended March 31, 2013. Even though there was no goodwill impairment at March 31, 2014, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s Condensed Consolidated Financial Statements.
b) Other Intangible Assets
The other intangible assets represents the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp acquisitions is ten, five, four, nine, and eight years, respectively.
There were no intangible asset additions recorded during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recorded additions of intangible assets of $156,000 due to the NCB Acquisition.
Amortization expense related to the core deposit intangibles was $156,000 and $115,000 for the three months ended March 31, 2014 and 2013, respectively.

(9)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of March 31, 2014, 110,745 shares remain available for future issuances under stock-based compensation plans.
(a) Stock Option Awards
For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense related to stock options of $15,000 and $22,000, respectively, with no related tax benefit for either period. As of March 31, 2014, the total unrecognized compensation expense related to non-vested stock options was $10,000 and the related weighted average period over which it is expected to be recognized is approximately 0.15 years. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2014 totaled $22,000 and $57,000, respectively. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2013 totaled $6,000 and $20,000, respectively.
The following tables summarize the stock option activity for the three months ended March 31, 2014 and 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(1,800)	11.35
Forfeited or expired	(35,735)	20.42
Outstanding at March 31, 2013	263,123	17.12

Outstanding at December 31, 2013	194,482	$15.82
Granted	—	—
Exercised	(4,492)	12.70
Forfeited or expired	(6,055)	19.76
Outstanding at March 31, 2014	183,935	$15.77	3.22	$503
Vested and expected to vest at March 31, 2014	183,924	$15.77	3.21	$503
Exercisable at March 31, 2014	166,425	$15.88	2.92	$466

(b) Restricted and Unrestricted Stock Awards
For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense related to restricted and unrestricted stock awards of $276,000 and $251,000, respectively, and a related tax benefit of $97,000 and $88,000, respectively. As of March 31, 2014, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $1.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.05 years. The vesting date fair value of restricted stock awards that vested during the three months ended March 31, 2014 and 2013 was $536,000 and $615,000, respectively.

The following tables summarize the restricted and unrestricted stock award activity for the three months ended March 31, 2014 and 2013:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	37,197	14.31
Vested	(43,491)	16.87
Forfeited	(890)	15.64
Nonvested at March 31, 2013	182,486	$14.27

Nonvested at December 31, 2013	202,939	$14.29
Granted	6,407	17.17
Vested	(30,176)	14.55
Forfeited	(811)	14.67
Nonvested at March 31, 2014	178,359	$14.35

(10)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income:
Net income	$2,543	$2,885
Less: Dividends and undistributed earnings allocated to participating securities	(28)	(34)
Net income allocated to common shareholders	$2,515	$2,851
Basic:
Weighted average common shares outstanding	16,214,735	15,128,944
Less: Restricted stock awards	(197,697)	(186,751)
Total basic weighted average common shares outstanding	16,017,038	14,942,193
Diluted:
Basic weighted average common shares outstanding	16,017,038	14,942,193
Incremental shares from stock options	9,764	15,996
Total diluted weighted average common shares outstanding	16,026,802	14,958,189
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2014 and 2013, anti-dilutive shares outstanding related to options to acquire common stock totaled 131,459 and 207,468, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. The following table summarizes the dividend activity for the three months ended March 31, 2014 and 2013.

Declared	Cash Dividend per Share	Record Date	Paid/Payable Date
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012
November 30, 2012	$0.30	November 26, 2012	December 6, 2012
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
The FDIC and the Washington DFI have the authority under their supervisory powers to prohibit the payment of dividends by Heritage Bank to the Company. Additionally, current guidance from the Federal Reserve Board provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC.
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares.
During the three months ended March 31, 2014 and 2013, the Company did not repurchase shares under the plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under the tenth stock repurchase plan as of March 31, 2014.
During the three months ended March 31, 2014 and 2013, the Company repurchased 9,298 and 7,780 shares at an average price of $17.77 and $14.21 to pay withholding taxes on restricted stock that vested during the three months ended March 31, 2014 and 2013, respectively.

(11)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
	Changes in Fair Value of Available for Sale Securities (1)	Reclassification Adjustment of Net gain from Sale of Available for Sale Securities Included in Income (1)	Accretion of Other-than- temporary Impairment on Held to Maturity Securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$—	$(239)	$(1,162)
Other comprehensive income (loss) before reclassification	593	(117)	15	491
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive income (loss)	593	(117)	15	491
Balance of AOCI at the end of the period	$(330)	$(117)	$(224)	$(671)

(1)	All amounts are net of tax.

	Three Months Ended March 31, 2013
	Changes in Fair Value of Available for Sale Securities (1)	Accretion of Other-than- temporary Impairment on Held to Maturity Securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(342)	14	(328)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive (loss) income	(342)	14	(328)
Balance of AOCI at the end of the period	$1,700	$(284)	$1,416

(1)	All amounts are net of tax.

(12)	Fair Value Measurements
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
(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to estimate fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale and Held to Maturity:
The fair values of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities and collateralized mortgage obligations-residential. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.

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
The following table summarizes the balances of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,550	$—	$6,550	$—
Municipal securities	51,403	—	51,403	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	80,841	—	80,841	—
Total	$138,794	$—	$138,794	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	$—	$6,039	$—
Municipal securities	49,060	—	49,060	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	108,035	—	108,035	—
Total	$163,134	$—	$163,134	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 and the net losses (gains) recorded in earnings during the three months ended March 31, 2014 and 2013.

	Basis (1)	Fair Value at March 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2014
	(In thousands)
Impaired originated loans:
Commercial business:
Commercial and industrial	$3,646	$1,884	$—	$—	$1,884	$369
Owner-occupied commercial real estate	1,373	936	—	—	936	(62)
Non-owner occupied commercial real estate	4,093	3,759	—	—	3,759	(27)
Total commercial business	9,112	6,579	—	—	6,579	280
Real estate construction and land development:
One-to-four family residential	2,522	2,086	—	—	2,086	338
Five or more family residential and commercial properties	—	—	—	—	—
Total real estate construction and land development	2,522	2,086	—	—	2,086	338
Consumer	62	—	—	—	—	24
Total impaired originated loans	11,696	8,665	—	—	8,665	642
Purchased other impaired loans:
Commercial business:
Commercial and industrial	4,383	3,287	—	—	3,287	(233)
Owner-occupied commercial real estate	429	41	—	—	41	388
Total commercial business	4,812	3,328	—	—	3,328	155
Consumer	637	637	—	—	637	(113)
Total purchased other impaired loans	5,449	3,965	—	—	3,965	42
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations (2)	—	—	—	—	—	8
Total	$17,145	$12,630	$—	$—	$12,630	$692

(1)
Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

(2)
The two private residential collateralized mortgage obligation investments which were measured at fair value at March 31, 2014 have both a basis and a fair value that totaled less than $1,000 at March 31, 2014.

	Basis (1)	Fair Value at December 31, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2013
	(In thousands)
Impaired originated loans:
Commercial business:
Commercial and industrial	$4,835	$2,944	$—	$—	$2,944	$938
Owner-occupied commercial real estate	1,880	1,285	—	—	1,285	246
Non-owner occupied commercial real estate	4,123	3,759	—	—	3,759	63
Total commercial business	10,838	7,988	—	—	7,988	1,247
One-to-four family residential	340	340	—	—	340	53
Real estate construction and land development:
One-to-four family residential	1,585	1,374	—	—	1,374	(4)
Five or more family residential and commercial properties	2,404	2,404	—	—	2,404	2
Total real estate construction and land development	3,989	3,778	—	—	3,778	(2)
Consumer	38	—	—	—	—	—
Total impaired originated loans	15,205	12,106	—	—	12,106	1,298
Purchased other impaired loans:
Commercial business:
Commercial and industrial	4,721	3,267	—	—	3,267	—
Non-owner occupied commercial real estate	520	520	—	—	520	—
Total commercial business	5,241	3,787	—	—	3,787	—
One-to-four family residential	450	419	—	—	419	—
Consumer	647	532	—	—	532	—
Total purchased other impaired loans	6,338	4,738	—	—	4,738	—
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	19	19	—	19	—	2
Other real estate owned:
Commercial properties	1,720	1,222	—	—	1,222	21
Total	$23,282	$18,085	$—	$19	$18,066	$1,321

(1)
Basis represents the unpaid principal balance of impaired originated and purchased other impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$8,665	Market approach	Adjustment for differences between the comparable sales	(33.0%) - 26.7%; (6.3%)
Purchased other impaired loans	$3,965	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 3.0%; (20.4%)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired originated loans	$12,106	Market approach	Adjustment for differences between the comparable sales	(27.8%) - 19.1%; (7.6%)
Purchased other impaired loans	$4,738	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 15.0%; (26.2%)
Other real estate owned	$1,222	Market approach	Adjustment for differences between the comparable sales	(60.1)% - 13.6%; (35.2%)
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

	March 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$154,395	$154,395	$154,395	$—	$—
Other interest earning deposits	15,150	15,227	—	15,227	—
Investment securities available for sale	138,794	138,794	—	138,794	—
Investment securities held to maturity	39,208	39,713	—	39,713	—
Federal Home Loan Bank stock	5,666	N/A	N/A	—	—
Loans receivable, net of allowance	1,207,650	1,227,520	—	—	1,227,520
Accrued interest receivable	5,180	5,180	21	1,185	3,974
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,106,754	$1,106,754	$1,106,754	$—	$—
Certificate of deposit accounts	297,460	298,806	—	298,806	—
Total deposits	$1,404,214	$1,405,560	$1,106,754	$298,806	$—
Securities sold under agreement to repurchase	$28,790	$28,790	$28,790	$—	$—
Accrued interest payable	137	137	16	121	—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,400	$130,400	$130,400	$—	$—
Other interest earning deposits	15,662	15,747	—	15,747	—
Investment securities available for sale	163,134	163,134	—	163,134	—
Investment securities held to maturity	36,154	36,340	—	36,340	—
Federal Home Loan Bank stock	5,741	N/A	N/A	—	—
Loans receivable, net of allowance	1,203,096	1,218,192	—	—	1,218,192
Accrued interest receivable	5,462	5,462	26	910	4,526
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,089,759	$1,089,759	$1,089,759	$—	$—
Certificate of deposit accounts	309,430	311,065	—	311,065	—
Total deposits	$1,399,189	$1,400,824	$1,089,759	$311,065	$—
Securities sold under agreement to repurchase	$29,420	$29,420	$29,420	$—	$—
Accrued interest payable	$152	$152	$17	$135	$—

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
Federal Home Loan Bank ("FHLB") Stock:
FHLB of Seattle stock is not publicly traded, as such, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Loans Receivable:
Except for impaired loans discussed previously, fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under ASC 820-10, Fair Value Measurements and Disclosures, and generally produce a higher value.
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

(13)	Proposed Merger
On October 23, 2013, the Company, along with the Bank, and Washington Banking and its wholly owned subsidiary bank, Whidbey, jointly announced the signing of a merger agreement for the Washington Banking Merger. Washington Banking branches will adopt the Heritage Bank name in all markets, with the exception of six branches in the Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The corporate headquarters of the combined company will be located in Olympia, Washington.
Under the terms of the merger agreement, Washington Banking shareholders will receive 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. Based on the closing price of Heritage common stock of $18.14 on March 4, 2014, the last practicable trading day before the printing of the joint proxy statement/prospectus, the value of the per share merger consideration payable to Washington Banking shareholders was $18.89, or approximately $296.7 million in the aggregate. Upon consummation, the shareholders of Washington Banking will own approximately 46% of the combined company and the shareholders of Heritage will own approximately 54%. As of December 31, 2013, Washington Banking had approximately $1.7 billion in total assets.
The merger agreement has been unanimously approved by the boards of directors of Heritage and Washington Banking and their respective shareholder and the transaction has received all regulatory approvals. The closing of the merger is subject to certain other customary closing conditions. The merger is expected to close on May 1, 2014. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders are not expected to recognize any taxable gain or loss in connection with the share exchange to the extent of the stock consideration received.
For further information, reference is made to the Form 8-K filed by the Company with the SEC on October 24, 2013, and the 424(b)(3), the definitive joint proxy statement/prospectus filed by the Company with the SEC on March 14, 2014.

ITEM 7.     MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2014. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At March 31, 2014, we had total assets of $1.66 billion and total stockholders’ equity of $216.4 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investments, and interest expense, which is the amount we pay on our interest bearing liabilities, including primarily deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on this assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, merchant Visa income (net), change in FDIC indemnification asset and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.
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

Earnings Summary
Net income was $0.16 per diluted common share for the three months ended March 31, 2014 compared to $0.19 per diluted common share for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014 was $2.5 million compared to net income of $2.9 million for the same period in 2013. The $342,000, or 11.9%, decrease was primarily the result of a $1.1 million increase in noninterest expense, partially offset by a $400,000 decrease in total provision for loan losses and a $166,000 increase in net interest income.

The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 77.6% for the three months ended March 31, 2014 from 72.9% for the three months ended March 31, 2013. The increase in the ratio for the three months ended March 31, 2014 is due primarily to the increase in the noninterest expense as a result of the Valley Acquisition and proposed Washington Banking Merger. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio. Expenses are expected to be more consistent with revenue in the future since these growth strategies are being implemented to produce long term positive results. The efficiency ratio for the three months ended March 31, 2014 was additionally affected by a trending decline in the net interest margin.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net income including, but not limited to, the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities; the volume of noninterest-bearing deposits and other liabilities and shareholders' equity; the volume of noninterest-earning assets; market interest rate fluctuations; and asset quality.
Net interest income increased $166,000, or 1.0%, to $16.7 million for the three months ended March 31, 2014, compared with $16.6 million for the same period in 2013. The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,205,416	$16,451	5.53%	$1,041,351	$16,756	6.53%
Taxable securities	127,863	639	2.03	106,225	373	1.45
Nontaxable securities	73,096	436	2.42	53,927	335	2.47
Other interest earning assets	109,826	87	0.32	91,174	57	0.25
Total interest earning assets	$1,516,201	$17,613	4.71%	$1,292,677	$17,521	5.50%
Noninterest earning assets	136,693			113,957
Total assets	$1,652,894			$1,406,634
Interest Bearing Liabilities:
Certificates of deposit	$301,017	$553	0.75%	$305,342	$633	0.84%
Savings accounts	165,911	40	0.10	128,500	43	0.13
Interest bearing demand and money market accounts	582,300	261	0.18	483,421	261	0.22
Total interest bearing deposits	1,049,228	854	0.33	917,263	937	0.41
Securities sold under agreement to repurchase	27,649	18	0.26	13,486	9	0.28
Total interest bearing liabilities	$1,076,877	$872	0.33%	$930,749	$946	0.41%
Demand and other noninterest bearing deposits	343,826			262,967
Other noninterest bearing liabilities	14,470			12,155
Stockholders’ equity	217,721			200,763
Total liabilities and stock-holders’ equity	$1,652,894			$1,406,634
Net interest income		$16,741			$16,575
Net interest spread			4.38%			5.09%
Net interest margin			4.48%			5.20%
Average interest earning assets to average interest bearing liabilities			140.80%			138.89%
(1) Annualized
The $166,000 increase in net interest income for the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of an increase in the taxable securities and the taxable securities' yields and a decrease in the certificate of deposit balance and yields, partially offset by a decrease in the loan yields. The Company continues to experience lower contractual loan note rates which are partially offset by the decreased costs of interest bearing deposits. The effects of the incremental accretion income have also resulted in a decrease in net interest income. The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net interest margin, excluding incremental accretion on purchased loans (1)	4.23%	4.48%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.25	0.72
Net interest margin	4.48%	5.20%
(1) The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

The impact on net interest margin from incremental accretion on purchased loans decreased 47 basis points to 0.25% for the three months ended March 31, 2014 from 0.72% for the same period in 2013 primarily as a result of loans purchased in the NCB Acquisition on January 9, 2013. During the three months ended March 31, 2013, the Bank recorded $1.1 million of incremental income related to NCB purchased loans primarily as a result of unanticipated prepayments of the newly acquired loans, compared to incremental income related to NCB purchased loans of $78,000 for the three months ended March 31, 2014.
Net interest income as a percentage of average earning assets (net interest margin) for the three months ended March 31, 2014, decreased 72 basis points to 4.48% from 5.20% for the same period in 2013. The net interest spread for the three months ended March 31, 2014 decreased 71 basis points to 4.38% from 5.09% for the same period in 2013.
Total interest income increased $92,000, or 0.5%, to $17.6 million for the three months ended March 31, 2014, from $17.5 million for the three months ended March 31, 2013. The increase in interest income for the three months ended March 31, 2014 was primarily due to the $22.4 million, or 21.3%, increase in taxable investment securities as well as the increase in the yield and the related interest income recognized on the taxable investment securities, partially offset by lower contractual loan yields.
The balance of average interest earning assets (including nonaccrual loans) increased $223.5 million, or 17.3%, to $1.52 billion for the three months ended March 31, 2014, from $1.29 billion for the three months ended March 31, 2013 primarily due to the Valley Acquisition on July 15, 2013. The Bank acquired fair value of $117.1 million in loans, $13.9 million in other interest earning deposits and $54.4 million in investment securities in the Valley Acquisition. The average interest earning assets for the three months ended March 31, 2013 was impacted by the fair value of $51.5 million in non-covered loans, $2.8 million in investment securities and $1.0 million in other interest earning deposits acquired in the NCB Acquisition on January 9, 2013. The average originated loans receivable, net increased $129.5 million, or 14.8%, during the three months ended March 31, 2014 to $1.00 billion from $873.7 million for the three months ended March 31, 2013.
The yield on total interest earning assets decreased 79 basis points to 4.71% for the three months ended March 31, 2014 from 5.50% for the three months ended March 31, 2013. The decrease in the yield on interest earning assets for the three months ended March 31, 2014 reflects the decrease in loan yields as a result of lower contractual loan rates and declining effects of discount accretion on loan yields, partially offset by an increase in the yield for the taxable investment securities. The effect of discount accretion on loan yields for the three months ended March 31, 2014 and March 31, 2013 was approximately 31 basis points and 90 basis points, respectively. The decrease in discount accretion yield for the three months ended March 31, 2014 as compared to the same period in 2013 was due to early payoffs of certain NCB purchased loans during the three months ended March 31, 2013. For the three months ended March 31, 2014 and March 31, 2013, nonaccruing originated loans reduced the yield earned on loans by approximately five basis points and seven basis points, respectively. Originated nonaccrual loans totaled $10.6 million at March 31, 2014 as compared to $6.9 million at December 31, 2013 and $13.6 million at March 31, 2013.
Total interest expense decreased by $74,000, or 7.8%, to $872,000 for the three months ended March 31, 2014 from $946,000 for the three months ended March 31, 2013. The decrease in interest expense was attributable to lower average rates paid on interest bearing liabilities, partially offset by higher average interest bearing liabilities.
The average cost of interest bearing liabilities decreased eight basis points to 0.33% for the three months ended March 31, 2014 from 0.41% for the three months ended March 31, 2013. Total average interest bearing liabilities increased by $146.1 million, or 15.7%, to $1.08 billion for the three months ended March 31, 2014 from $930.7 million for the three months ended March 31, 2013. The increase in average interest bearing liabilities for the three months ended March 31, 2014 was due primarily to the Valley Acquisition on July 15, 2013 which had approximately $161.0 million of assumed interest bearing deposits. The NCB Acquisition on January 9, 2013 had approximately $40.8 million of interest bearing deposits which was considered in the average interest bearing liabilities for the three months ended March 31, 2013. Additionally, average interest bearing liabilities increased during the three months ended March 31, 2013 as a result of $26.8 million in non-maturity deposits from one customer which were deposited in first quarter 2013 and were all withdrawn by the end of 2013. These increases in deposits were offset partially by deposit runoff.
Deposit interest expense decreased $83,000, or 8.9%, to $854,000 for the three months ended March 31, 2014 compared to $937,000 for the same quarter in 2013. The decrease in deposit interest expense for the three months ended March 31, 2014 is primarily a result of an eight basis point decrease in the average cost of interest bearing deposits.
Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Bank expects the net interest margin will continue to decline in future periods.

Provision for Loan Losses
The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, the decline in general economic conditions could increase future provisions for loan losses and materially impact the Company’s net income.
The provision for loan losses for originated loans decreased $295,000, or 59.6%, to $200,000 for the three months ended March 31, 2014 from $495,000 for the three months ended March 31, 2013. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The Bank had net recoveries on originated loans of $181,000 for the three months ended March 31, 2014 compared to net charge-off $1.7 million for the three months ended March 31, 2013.
Based on the change in mix and volume of the originated loan portfolio at March 31, 2014 compared to December 31, 2013, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses for originated loans of $200,000 for the three months ended March 31, 2014 was appropriate. The ratio of net (recoveries) charge-offs to average total originated loans outstanding was (0.02%) for the three months ended March 31, 2014 compared to 0.20% for the three months ended March 31, 2013.
The Bank has established a comprehensive methodology for determining the allowance for loan losses. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses. The allowance for loan losses on originated loans increased by $381,000, or 2.2%, to $17.5 million at March 31, 2014 from $17.2 million at December 31, 2013. As of March 31, 2014, the Bank identified $29.3 million of impaired originated loans, which includes $18.7 million of performing restructured originated loans. Of those impaired loans, $16.3 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $13.1 million have related allowances for credit losses totaling $3.5 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses on originated loans of $17.5 million at March 31, 2014 (1.76% of total originated loans and 199.15% of nonperforming originated loans, net of amounts guaranteed by governmental agencies) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The following table outlines the allowance for loan losses on originated loans and related outstanding loan balances at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses on originated loans	$14,010	$14,054
Gross originated loan balance of non-impaired loans	967,197	952,569
Percentage	1.45%	1.48%

Specific Valuation Allowance:
Allowance for loan losses on originated loans	$3,524	$3,099
Gross originated loan balance of impaired loans	29,336	27,386
Percentage	12.01%	11.32%

Total Allowance for Loan Losses:
Allowance for loan losses on originated loans	$17,534	$17,153
Gross originated loan balance	996,533	979,955
Percentage	1.76%	1.75%
The Bank has established a comprehensive methodology for determining the allowance for loan losses on the purchased other loans which is similar to the methodology for the originated loans receivable with the additional consideration of the remaining fair value discount, if any, on the loans, estimated at the acquisition date. For the purchased impaired loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
The provision for loan losses on purchased loans for the three months ended March 31, 2014 totaled $258,000, a decrease of $105,000, or 28.9%, compared to $363,000 for the three months ended March 31, 2013. The provision expense for the three months ended March 31, 2014 was due substantially to one borrower who experienced financial difficulties during the period and whose collateral decreased in value. The need for a greater provision expense was partially offset by purchased impaired loans that experienced cash flows that were better than expected for the prior period, which generated a reversal of a portion of the previously recorded allowance for loan losses for certain pools. Excluding the identified transaction, the purchased loans were generally performing in accordance with or better than cash flow estimates from prior periods. During the three months ended March 31, 2013, the provision for loan losses reflected the resolution of a purchased impaired loan to one borrower.
While the Bank believes it has established its existing allowances for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the credit quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Noninterest Income
Total noninterest income increased $62,000, or 2.8%, to $2.3 million for the three months ended March 31, 2014 compared to $2.2 million for the same period in 2013. The following table presents the key components of noninterest income for the three months ended March 31, 2014 and the change from the comparable quarter in 2013.

	Three Months Ended March 31,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$—	$399	$(399)	(100.0)%
Service charges and other fees	1,398	1,353	45	3.3
Merchant Visa income, net	245	172	73	42.4
Change in FDIC indemnification asset	(37)	(267)	230	86.1
Gain on sale of investment securities, net	180	—	180	100.0
Other income	521	588	(67)	(11.4)
Total noninterest income	$2,307	$2,245	$62	2.8%
The change in FDIC indemnification asset caption includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans. The increase in the Change in FDIC indemnification asset was primarily due to a $248,000 increase in the FDIC share of additional estimated losses as a result of the collateral deterioration of one loan during the three months ended March 31, 2014, which also caused the increase in the provision for loan losses for the same period. Under the symmetrical accounting for acquired covered loans, an increase in the provision for loan losses on covered loans will generally have a related increase in the FDIC share of additional estimated losses. The provision for loan losses on covered loans was $479,000 for the three months ended March 31, 2014 and increase of $121,000, or 33.8%, compared to $358,000 for the three months ended March 31, 2013.
The bargain purchase gain on bank acquisition of $399,000 for the three months ended March 31, 2013 was the result of the NCB Acquisition in January 2013. There were no acquisitions for the three months ended March 31, 2014.

Noninterest Expense
Noninterest expense increased $1.1 million, or 7.7%, to $14.8 million during the three months ended March 31, 2014 compared to $13.7 million for the three months ended March 31, 2013. The following table presents the key components of noninterest expense for the three months ended March 31, 2014 and the change from the comparable quarter in 2013.

	Three Months Ended March 31,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$8,011	$7,589	$422	5.6%
Occupancy and equipment	2,617	1,920	697	36.3
Data processing	996	1,136	(140)	(12.3)
Marketing	505	326	179	54.9
Professional services	830	1,030	(200)	(19.4)
State and local taxes	249	279	(30)	(10.8)
Impairment loss on investment securities, net	8	2	6	300.0
Federal deposit insurance premium	252	233	19	8.2
Other real estate owned, net	52	(104)	156	150.0
Amortization of intangible assets	156	115	41	35.7
Other expense	1,103	1,193	(90)	(7.5)
Total noninterest expense	$14,779	$13,719	$1,060	7.7%
The increase in total noninterest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due primarily to increased expenses related to 2013 Company initiatives. These initiatives included the NCB and Valley Acquisitions, the merger of Central Valley Bank and the proposed merger of Washington Banking, all of which are discussed in Notes 1 and 13 to the Condensed Consolidated Financial Statements included in this Form 10-Q. Additionally, the Company completed a core system conversion in the fourth quarter of 2013, converting from the FiServ Total Plus core system that had been in place for 18 years, to FiServ's DNA platform, which provides a variety of efficiencies in all of the Bank's operation areas. The consolidation by the Company of three of Heritage Bank's existing branches to nearby branches also occurred in the fourth quarter of 2013. The table below includes each of the Company's major initiatives, as well as the direct costs associated with the initiatives, for the three months ended March 31, 2014 and 2013. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payments made in conjunction with these initiatives. The amounts do not include the costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Company Initiatives:
NCB Acquisition	$—	$708
Central Valley Bank merger	—	123
Valley Acquisition	430	122
Core system conversion	22	—
Consolidation of existing branches	11	—
Proposed Washington Banking Merger	330	—
Total noninterest expense	$793	$953

The following table further segregates the Company's initiative costs by financial statement caption.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Expense Caption:
Compensation and employee benefits	$—	$98
Occupancy and equipment	430	33
Data processing	14	506
Professional services	313	316
Other expense	36	—
Total noninterest expense	$793	$953
The types of expenses associated with the significant expense categories in the table above are summarized as follows:
•Compensation and employee benefits expense consisted substantially of retention bonus and severance packages paid to transition employees.
•Occupancy and equipment expense consisted primarily of lease termination costs.
•Data processing expense consisted of costs relating to the Company’s core system conversion as well as conversions of NCB and Valley.
•Professional services expense related to fees paid to: (1) financial advisors for the NCB Acquisition, the Valley Acquisition and the proposed Washington Banking Merger, (2) attorney, accountant and consultant fees related to mergers and acquisitions, and (3) consultant fees relating to the core system conversion.
Compensation and employee benefits increased $422,000, or 5.6%, to $8.0 million during the three months ended March 31, 2014 compared to $7.6 million during the three months ended March 31, 2013. The increase is the result of the increase in the number of full-time equivalent employees as a result of the NCB and Valley Acquisitions, which increased to 358 at March 31, 2014 from 349 at March 31, 2013. Occupancy and equipment increased $697,000, or 36.3%, to $2.6 million for the three months ended March 31, 2014 compared to $1.9 million for the same period in 2013. The increase was primarily the result of the Valley Acquisition direct costs as reflected in the table above as well as additional non-direct costs which are the result of the acquisition of the Valley branches. Data processing decreased $140,000, or 12.3%, to $996,000 for the three months ended March 31, 2014 from $1.1 million for the same period in 2013. The data processing expense for the three months ended March 31, 2013 included $506,000 of expenses related primarily to the NCB Acquisition. Without the additional cost of the NCB Acquisition in 2013, data processing expenses for the comparable 2014 period would have increased due to the growth of the Company through acquisitions and a de novo branch.
Other real estate owned, net expense increased by $156,000 to $52,000 for the three months ended March 31, 2014 compared to a negative expense of $104,000 for the same period in 2013 as a result of a decrease in the net gain on sales. The Company also recorded a positive valuation allowance adjustment during the three months ended March 31, 2013 in the amount of $107,000 related to a covered property that had an increase in collateral value. The increase in other real estate owned, net expense was offset by the decrease in property maintenance costs for the three months ended March 31, 2014 compared to 2013.

Income Tax Expense
The provision for income taxes decreased by $90,000, or 6.6%, to $1.3 million for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013. The Company’s effective tax rate was 33.3% for the three months ended March 31, 2014 compared to 32.0% for the same period in 2013. The increase in the Company’s effective tax rate for three months ended March 31, 2014 compared to prior period in 2013 is due primarily to increased non-deductible acquisition expenses related to the proposed Washington Banking Merger.

Financial Condition Overview
Total assets were $1.662 billion as of March 31, 2014 as compared to $1.659 billion as of December 31, 2013. The $3.4 million increase was due primarily to increases of $24.0 million in cash and cash equivalents, $16.2 million in originated loans receivable, net allowance for loan losses and $3.1 million in investment securities held to maturity, offset by decreases of $24.3 million in investment securities available for sale, $9.2 million in purchased non-covered loans receivable, $2.3 million in purchased covered loans receivable and $1.7 million in prepaid expenses and other assets. The increase in the cash and cash equivalents is primarily related to the sale of investment securities available for sale with proceeds of $40.3 million, offset by purchases of investment securities available for sale of $24.4 million during the three months ended March 31, 2014. The purchased covered and noncovered loans decreased primarily as a result of prepayments and regular principal loan payments. The originated loans receivable increased as loan production outpaced loan pay-offs.
Deposits increased by $5.0 million, or 0.36%, to $1.404 billion as of March 31, 2014 compared to $1.399 billion as of December 31, 2013. The total non-maturity deposits increased to 78.8% of total deposits at March 31, 2014 from 77.9% at December 31, 2013 and certificates of deposits decreased to 21.2% of total deposits at March 31, 2014 from 22.1% at December 31, 2013.
Securities sold under agreement to repurchase decreased $630,000, or 2.1%, to $28.8 million as of March 31, 2014 from $29.4 million as of December 31, 2013 primarily due to changes in customer balances.
Total stockholders’ equity increased by $655,000, or 0.3%, to $216.4 million as of March 31, 2014 from $215.8 million at December 31, 2013. The increase during the three months ended March 31, 2014 was due primarily to $2.5 million in net income and $491,000 in other comprehensive income which was primarily the result of an increase in the fair value of investment securities available for sale, partially offset by $2.6 million in cash dividends, $165,000 in stock repurchases, $291,000 in stock based compensation expense, and $89,000 related to the exercise of stock options net of tax affects. The Company’s capital position continues to remain strong at 13.0% of total assets as of both March 31, 2014 and December 31, 2013.

Lending Activities
As indicated in the table below, total loans receivable, net of net deferred loan fees increased $5.1 million, or 0.4%, to $1.24 billion at March 31, 2014 from $1.23 billion at December 31, 2013. Originated loans receivable, net of deferred loan fees increased $16.6 million, or 1.7%, to $993.9 million at March 31, 2014 from $977.3 million at December 31, 2013. The covered purchased loans decreased by $2.3 million, or 3.6%, to $61.5 million at March 31, 2014 from $63.8 million at December 31, 2013. The noncovered purchased loans decreased by $9.2 million, or 4.8%, to $181.7 million at March 31, 2014 from $190.9 million at December 31, 2013.

	March 31, 2014	% of Total Originated	December 31, 2013	% of Total Originated
	(Dollars in thousands)
Originated loans:
Commercial business:
Commercial and industrial	$284,949	28.7%	$283,075	29.0%
Owner-occupied commercial real estate	209,286	21.1	211,287	21.6
Non-owner occupied commercial real estate	361,602	36.4	354,451	36.3
Total commercial business	855,837	86.2	848,813	86.9
One-to-four family residential mortgages	40,866	4.1	39,235	4.0
Real estate construction and land development:
One-to-four family residential	19,302	1.9	18,593	1.9
Multifamily residential and commercial properties	49,929	5.0	45,184	4.6
Total real estate construction and land development	69,231	6.9	63,777	6.5
Consumer	30,599	3.1	28,130	2.9
Gross originated loans receivable	996,533	100.3	979,955	100.3
Net deferred loan fees	(2,622)	(0.3)	(2,670)	(0.3)
Originated loans receivable, net	993,911	100.0%	977,285	100.0%
Purchased covered loans	61,474		63,754
Purchased non-covered loans	181,652		190,881
Total loans receivable, net of net deferred loan fees	$1,237,037		$1,231,920

Nonperforming Assets
The following table describes our nonperforming assets for the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual originated loans:
Commercial business	$6,157	$5,524
One-to-four family residential	334	340
Real estate construction and land development	4,074	1,045
Consumer	62	38
Total nonaccrual originated loans (1)(2)	10,627	6,947
Other real estate owned, non-covered	4,102	4,377
Total nonperforming originated assets	$14,729	$11,324
Restructured performing originated loans:
Commercial business	$13,802	$14,043
One-to-four family residential	250	252
Real estate construction and land development	4,549	6,043
Consumer	109	101
Total restructured performing originated loans(3)	$18,710	$20,439
Accruing originated loans past due 90 days or more(4)	—	6
Potential problem originated loans(5)	41,650	34,504
Allowance for loan losses on originated loans	17,534	17,153
Nonperforming originated loans to total originated loans(6)	0.89%	0.53%
Allowance for loan losses to total originated loans (6)	1.76%	1.76%
Allowance for loan losses to nonperforming originated loans(6)	199.15%	329.40%
Nonperforming originated assets to total originated assets(6)	0.90%	0.68%

(1)	$3.0 million and $2.5 million of nonaccrual originated loans were considered troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively.

(2)	$1.8 million and $1.7 million of nonaccrual originated loans were guaranteed by government agencies at March 31, 2014 and December 31 2013, respectively.

(3)	$1.2 million of restructured performing originated loans were guaranteed by government agencies at both March 31, 2014 and December 31, 2013.

(4)	There were no accruing originated loans past due 90 days or more that were guaranteed by government agencies at March 31, 2014 or December 31, 2013.

(5)	$1.4 million and $1.8 million of potential problem originated loans were guaranteed by government agencies at March 31, 2014 and December 31, 2013, respectively.

(6)	Excludes portions guaranteed by government agencies and includes net deferred fees.
Nonperforming originated assets increased $3.7 million to $10.6 million, or 0.89% of total originated assets excluding portions guaranteed by governmental agencies, at March 31, 2014 from $6.9 million, or 0.53% of total originated assets excluding portions guaranteed by governmental agencies, at December 31, 2013 due to an increase in nonperforming originated loans offset partially by a decrease in noncovered other real estate owned. For the three months ended March 31, 2014, the increase in nonperforming loans was primarily the result of additions of nonperforming loans of $4.4 million ($1.0 million of which were previously classified as performing troubled debt restructured loans), principal payments of $629,000 and transfers to other real estate owned of $88,000. The addition to nonperforming loans was primarily the result of one borrowing relationship totaling $4.2 million which was downgraded during the period. The Bank has recorded a specific valuation allowance on this downgraded borrowing relationship of $604,000 at March 31, 2014. The other real estate owned, noncovered balance decreased to $4.1 million at March 31, 2014 from $4.4 million at December 31, 2013 as a result of the sale of three properties with net proceeds of $520,000 and net gain of $27,000, partially offset by the addition of two properties totaling $218,000 in other real estate owned.

Restructured performing originated loans were $18.7 million and $20.4 million as of March 31, 2014 and December 31, 2013, respectively. The $1.7 million, or 8.5%, decrease in the restructured performing originated loans for the three months ended March 31, 2014 was primarily the result of $1.2 million of loan pay-offs, $1.0 million of loans transferred to nonaccrual and $452,000 of principal payments, offset partially by advances of $962,000. The advances are primarily related to one single family construction borrowing relationship. At March 31, 2014 and December 31, 2013, the Company had recorded $3.7 million and $2.2 million, respectively, in allowance for loan losses on the restructured performing originated loans.
Potential problem originated loans as of March 31, 2014 and December 31, 2013 were $41.6 million and $34.5 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $7.1 million, or 20.7%, increase in the potential problem loans was primarily the result of $15.7 million of loan downgrades and $353,000 of principal advances, offset by $4.2 million of principal repayments, $2.4 million of loans transferred to impaired loans, $1.7 million of loan upgrades and $549,000 of regular payments of previously categorized potential problem loans. The loan downgrades during the three months ended March 31, 2014 consisted primarily of a $4.6 million non-owner occupied commercial real estate loan which was downgraded to special mention and a $7.8 million five-or-more family residential and commercial construction loan which was downgraded to substandard.

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
We assess the estimated probable incurred credit losses inherent in our loan portfolio by considering a number of elements including:
•Historical loss experience in a number of homogeneous classes of the loan portfolio;
•The impact of environmental factors, including:
•Levels of and trends in delinquencies and impaired loans;
•Levels and trends in charge-offs and recoveries;

•	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
•Experience, ability, and depth of lending management and other relevant staff;
•National and local economic trends and conditions;
•External factors such as competition, legal, and regulatory requirements; and
•Effects of changes in credit concentrations.
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

The following table provides information regarding changes in our allowance for originated loan losses for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Originated loans outstanding at the end of the period, net of deferred loan fees	$993,911	$887,111
Average originated loans receivable during the period	1,003,252	873,727
Allowance for originated loan losses at the beginning of the period	17,153	19,125
Provision for loan losses on originated loans	200	495
Charge-offs:
Commercial business	—	(1,637)
Real estate construction and land development	—	(83)
Consumer	(63)	(107)
Total charge-offs	(63)	(1,827)
Recoveries:
Commercial business	232	110
Consumer	12	9
Total recoveries	244	119
Net recoveries (charge-offs)	181	(1,708)
Allowance for originated loan losses at end of period	$17,534	$17,912
Allowance for originated loan losses to total originated loans receivable, net deferred loan fees	1.76%	2.02%
Ratio of net recoveries (charge-offs) during period to average originated loans receivable	0.02%	(0.20)%
The allowance for loan losses for originated loans increased $381,000 to $17.5 million at March 31, 2014 from $17.2 million at December 31, 2013. The allowance for loan losses increased during the period because of an increase in nonperforming loans as well as the change in mix and volume of loan types. The nonperforming loans increased from $6.9 million at December 31, 2013 to $10.6 million at March 31, 2014. The increase was primarily the result of the deterioration of one lending relationship totaling $4.2 million. Nonperforming originated loans to total originated loans excluding portions guaranteed by governmental agencies increased to 0.89% at March 31, 2014 from 0.53% at December 31, 2013 and the allowance for loan losses to nonperforming originated loans excluding portions guaranteed by governmental agencies was 199.15% at March 31, 2014 and 329.40% at December 31, 2013. These ratios increased primarily due to the one lending relationship previously mentioned.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2014.

Liquidity and Cash Flows
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
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans, the Bank can utilize established credit facilities and lines with correspondent banks or sale of investment securities.

Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $5.5 million for the three months ended March 31, 2014, and primarily consisted of net income of $2.5 million and depreciation and amortization of $2.7 million. During the three months ended March 31, 2014, net cash provided by investing activities was $15.5 million, which consisted primarily of proceeds from sale of investment securities available for sale of $40.3 million available for sale, and maturities of investment securities available for sale of $7.3 million, partially offset by purchases of investment securities of $27.7 million and total loan receivable originations, net of principal payments of $5.2 million. Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2014, and primarily consisted of the net increase in deposits of $5.0 million, partially offset by the $1.3 million payment of cash dividends on common stock.

Deposits and Other Borrowings
As indicated in the table below, total deposits increased $5.0 million, or 0.4%, to $1.404 billion at March 31, 2014 from $1.399 billion at December 31, 2013.

	March 31, 2014	% of Total	December 31, 2013	% of Total
	(Dollars in thousands)
Non-interest demand deposits	$353,043	25.1%	$349,902	25.0%
NOW accounts	350,182	24.9	352,051	25.2
Money market accounts	235,541	16.8	232,016	16.6
Savings accounts	167,988	12.0	155,790	11.1
Total non-maturity deposits	1,106,754	78.8	1,089,759	77.9
Certificate of deposit accounts	297,460	21.2	309,430	22.1
Total deposits	$1,404,214	100.0%	$1,399,189	100.0%
Since December 31, 2013, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $17.0 million, or 1.6%, to $1.11 billion from $1.09 billion and certificate of deposit accounts have decreased $12.0 million, or 3.9%, to $297.5 million from $309.4 million. The increase in non-maturity deposits is primarily the result of the increases in balance from existing customer relationships. The decrease in certificates of deposits is primarily the result of maturities without renewal of certificates that were at higher than current market rates. As a result of the change in volume and types of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 21.2% at March 31, 2014 from 22.1% at December 31, 2013.
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2014, the Bank had securities sold under agreements to repurchase totaling $28.8 million, a decrease of $630,000, or 2.1%, from $29.4 million at December 31, 2013. The decrease is the result of customer activity during the period.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2014, cash and cash equivalents totaled $154.4 million, or 9.32% of total assets. In addition, $6.2 million of the $15.2 million of other interest earning deposits are scheduled to mature within one year of March 31, 2014. The fair value of investment securities available for sale totaled $138.8 million at March 31, 2014; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $2.9 million, or less than 0.18% of total assets. At March 31, 2014, the Bank maintained credit facilities with the FHLB of Seattle for $327.6 million and credit facilities with the Federal Reserve Bank of San Francisco for $54.5 million, of which there were no borrowings outstanding at March 31, 2014. The Bank also maintains lines with Zions Bank, Wells Fargo, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $50.0 million as of March 31, 2014. There were no federal funds purchased as of March 31, 2014.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2014 was $216.4 million compared with $215.8 million at December 31, 2013. During the three months ended March 31, 2014, the Company realized net income of $2.5 million, declared cash dividends of $2.6 million, recorded $491,000 in other comprehensive income, recorded stock-based compensation expense totaling $291,000, recorded $89,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $165,000.
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s Condensed Consolidated Financial Statements and operations. Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject.
Pursuant to minimum capital requirements of the FDIC, Heritage Bank was required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4.0% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4.0% and 8.0%, respectively. As of March 31, 2014 and December 31, 2013, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of March 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$64,883	4.0%	N/A	N/A	$186,270	11.5%
Tier 1 capital to risk-weighted assets	48,663	4.0	N/A	N/A	186,270	15.3
Total capital to risk-weighted assets	97,326	8.0	N/A	N/A	201,652	16.6
Heritage Bank
Tier 1 leverage capital to average assets	64,850	4.0	81,063	5.0	181,493	11.2
Tier 1 capital to risk-weighted assets	48,591	4.0	72,887	6.0	181,493	14.9
Total capital to risk-weighted assets	97,183	8.0	121,478	10.0	196,855	16.2
As of December 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$65,847	4.0%	N/A	N/A	$185,951	11.3%
Tier 1 capital to risk-weighted assets	47,853	4.0	N/A	N/A	185,951	15.5
Total capital to risk-weighted assets	95,706	8.0	N/A	N/A	201,076	16.8
Heritage Bank
Tier 1 leverage capital to average assets	65,831	4.0	82,288	5.0	182,543	11.1
Tier 1 capital to risk-weighted assets	47,807	4.0	71,710	6.0	182,543	15.3
Total capital to risk-weighted assets	95,613	8.0	119,517	10.0	197,656	16.5

 In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rule:

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

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for one-to-four family residential mortgage exposures.

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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On January 29, 2014, the Company’s Board of Directors declared a dividend of $0.08 per share payable on February 24, 2014 to shareholders of record on February 10, 2014. In addition, on March 27, 2014, the Company's Board of Directors declared a dividend of $0.08 per share payable on April 23, 2014 to shareholders of records on April 8, 2014. This quarterly dividend was made one month in advance of the normal quarterly dividend as a result of the anticipated merger with Washington Banking.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year-ended at December 31, 2013.
We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Heritage and Heritage Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank, other than the matters described below.
On April 4, 2014, Washington Banking, its directors and Heritage entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs providing the terms of an agreement in principle among Washington Banking, its directors,

Heritage and th plaintiffs for the settlement of the putative shareholder class action lawsuit captioned In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA, pending before the Superior Court of the State of Washington in and for King County (the “Action”). The Action alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders in connection with the transactions contemplated by the Agreement and Plan of Merger, dated October 23, 2013 (the “Merger Agreement”), under which Washington Banking and Heritage will combine their organizations in a strategic combination, with Washington Banking merging with and into Heritage (the “Merger”). The Action also alleges, among other things, that Heritage aided and abetted the alleged breaches of fiduciary duties by Washington Banking's directors and that the public disclosures concerning the Merger are misleading in various respects.
Under the terms of the MOU, plaintiffs’ counsel also has reserved the right to seek an award of attorneys’ fees and costs. If the Court approves the settlement contemplated by the MOU, the lawsuit will be dismissed with prejudice. There can be no assurance, however, that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement.  In the absence of either event, the proposed settlement as contemplated by the MOU may be terminated.
The settlement of the Action will not affect the Merger consideration to be paid to Washington Banking’s shareholders in connection with the proposed Merger.
Washington Banking, its directors and Heritage continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and Washington Banking and its directors and Heritage maintain that they have diligently complied with all applicable fiduciary duties, that the Proxy Statement is complete and accurate in all material respects and that no further disclosure is required under applicable law.  Washington Banking, its directors and Heritage are entering into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the MOU, any settlement agreement or any public filing, including this Current Report on Form 8-K, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained herein or in any public filing associated with the proposed settlement of the Action.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
During the three months ended March 31, 2014 and 2013, the Company did not repurchase shares under the plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under the tenth stock repurchase plan as of March 31, 2014.
During the three months ended March 31, 2014 and 2013, the Company repurchased 9,298 and 7,780 shares at an average price of $17.77 and $14.21 to pay withholding taxes on restricted stock that vested during the three months ended March 31, 2014 and 2013, respectively.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2014

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014—January 31, 2014	164	$17.15	7,205,348	160,100
February 1, 2014—February 28, 2014	6,203	17.53	7,205,348	160,100
March 1, 2014—March 31, 2014	2,931	18.30	7,205,348	160,100
Total	9,298	$17.77	7,205,348	160,100

(1)
Common shares repurchased by the Company between January 1, 2014 and March 31, 2014 included solely the cancellation of 9,228 shares of restricted stock to pay withholding taxes at an average price per share of $17.77.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Exhibit No.
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Transition Employment and Retirement Agreement between Heritage Financial Corporation and D. Michael Broadhead, effective April 1, 2013 (11)

10.6	Letter of Understanding between Heritage Financial Corporation and Donald V. Rhodes dated August 18, 2009 (12)

10.7	Annual Incentive Compensation Plan (13)

10.8	2010 Omnibus Equity Plan (14)

10.9	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.10	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage Bank and David A. Spurling (16)

11	Statement regarding computation of earnings per share (17)

14.0	Code of Ethics and Conduct Policy (18)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements (19)

(1)	Incorporated by reference to the Current Report on Form 8-K dated July 30, 2010.

(2)	Incorporated by reference to the Current Report on Form 8-K dated November 5, 2010.

(3)	Incorporated by reference to the Current Report on Form 8-K dated March 11, 2013.

(4)	Incorporated by reference to the Current Report on Form 8-K dated October 23, 2013.

(5)
Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 333-35573) declared effective on November 12, 1997; as amended, said Amendment being incorporated by reference to the Amendment to the Articles of Incorporation of Heritage Financial Corporation filed with the Current Report on Form 8-K dated November 25, 2008.

(6)	Incorporated by reference to the Current Report on Form 8-K dated November 29, 2007.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Current Report on Form 8-K dated April 9, 2013.

(12)	Incorporated by reference to the Current Report on Form 8-K dated August 20, 2009.

(13)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(14)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Reference is made to Note 10—Stockholders' Equity in the Selected Notes to Condensed Consolidated Financial Statements under Part 1 Item 1 herein.

(18)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

(19)
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

HERITAGE FINANCIAL CORPORATION

Date:
April 30, 2014	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
April 30, 2014	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statement of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.