Form 10-Q
period 2014-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2014-08-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 1, 2014 there were 30,346,724 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
June 30, 2014

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("Division") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, or change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC") including our Annual Report on Form 10-K for the year ended December 31, 2013.
The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating results and stock price performance.
As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Heritage Financial Corporation and its consolidated subsidiary, unless the context otherwise requires.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2014 and December 31, 2013
(Dollars in thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash on hand and in banks	$73,067	$40,162
Interest earning deposits	73,458	90,238
Cash and cash equivalents	146,525	130,400
Other interest earning deposits	14,138	15,662
Investment securities available for sale, at fair value	652,477	163,134
Investment securities held to maturity (fair value of $39,539 and $36,340, respectively)	38,768	36,154
Loans held for sale	7,378	—
Noncovered loans receivable, net	2,069,532	1,168,166
Allowance for loan losses for noncovered loans	(22,369)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	2,047,163	1,145,509
Covered loans receivable, net	159,662	63,754
Allowance for loan losses for covered loans	(6,114)	(6,167)
Covered loans receivable, net of allowance for loan losses	153,548	57,587
Total loans receivable, net	2,200,711	1,203,096
Federal Deposit Insurance Corporation indemnification asset	9,120	4,382
Other real estate owned ($3,045 and $182 covered by FDIC shared-loss agreements, respectively)	8,106	4,559
Premises and equipment, net	66,255	34,348
Federal Home Loan Bank stock, at cost	12,547	5,741
Bank owned life insurance	32,614	—
Accrued interest receivable	9,315	5,462
Prepaid expenses and other assets	63,272	25,120
Other intangible assets, net	12,164	1,615
Goodwill	118,189	29,365
Total assets	$3,391,579	$1,659,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$2,866,542	$1,399,189
Junior subordinated debentures	18,973	—
Securities sold under agreement to repurchase	25,450	29,420
Accrued expenses and other liabilities	30,785	14,667
Total liabilities	2,941,750	1,443,276
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,213,363 and 16,210,747 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	366,158	138,659
Retained earnings	82,362	78,265
Accumulated other comprehensive income (loss), net	1,309	(1,162)
Total stockholders’ equity	449,829	215,762
Total liabilities and stockholders’ equity	$3,391,579	$1,659,038
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$27,446	$16,028	$43,897	$32,747
Taxable interest on investment securities	1,812	404	2,451	777
Nontaxable interest on investment securities	638	345	1,074	680
Interest and dividends on other interest earning assets	127	82	214	139
Total interest income	30,023	16,859	47,636	34,343
INTEREST EXPENSE:
Deposits	1,297	909	2,151	1,847
Junior subordinated debentures	115	—	115	—
Other borrowings	15	10	33	19
Total interest expense	1,427	919	2,299	1,866
Net interest income	28,596	15,940	45,337	32,477
Provision for loan losses for noncovered loans	370	209	349	709
Provision for loan losses for covered loans	321	1,099	800	1,457
Total provision for loan losses	691	1,308	1,149	2,166
Net interest income after provision for loan losses	27,905	14,632	44,188	30,311
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	—	—	399
Service charges and other fees	2,777	1,432	4,175	2,785
Merchant Visa income, net	316	211	561	384
Change in FDIC indemnification asset	109	281	72	14
Gain on sale of investment securities, net	87	—	267	—
Gain on sale of loans, net	233	—	233	—
Other income	1,258	433	1,779	1,059
Total noninterest income	4,780	2,357	7,087	4,641
NONINTEREST EXPENSE:
Compensation and employee benefits	12,779	7,617	20,790	15,206
Occupancy and equipment	2,816	1,995	5,433	3,915
Data processing	4,003	720	4,999	1,856
Marketing	496	386	1,001	712
Professional services	3,230	640	4,060	1,670
State and local taxes	554	305	803	584
Impairment loss on investment securities, net	37	24	45	26
Federal deposit insurance premium	460	275	712	507
Other real estate owned, net	214	5	266	(98)
Amortization of intangible assets	489	114	645	229
Other expense	1,915	926	3,018	2,120
Total noninterest expense	26,993	13,007	41,772	26,727
Income before income taxes	5,692	3,982	9,503	8,225
Income tax expense	1,544	1,292	2,812	2,650
Net income	$4,148	$2,690	$6,691	$5,575
Basic earnings per common share	$0.16	$0.18	$0.32	$0.37
Diluted earnings per common share	$0.16	$0.18	$0.32	$0.37
Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,148	$2,690	$6,691	$5,575
Change in fair value of securities available for sale, net of tax of $1,089, $(1,049), $1,410 and $(1,232), respectively	2,022	(1,947)	2,615	(2,289)
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $(30), $0, $(93) and $0, respectively	(57)	—	(174)	—
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $8, $12, $16 and $19, respectively	15	22	30	36
Other comprehensive income (loss)	$1,980	$(1,925)	$2,471	$(2,253)
Comprehensive income	$6,128	$765	$9,162	$3,322
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	99	—	—	—	—
Stock option compensation expense	—	42	—	—	42
Exercise of stock options (including excess tax benefits from nonqualified stock options)	3	37	—	—	37
Restricted stock compensation expense	—	722	—	—	722
Excess tax benefits from restricted stock	—	68	—	—	68
Common stock repurchased	(12)	(182)	—	—	(182)
Net income	—	—	5,575	—	5,575
Other comprehensive loss, net of tax	—	—	—	(2,253)	(2,253)
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,422)	—	(2,422)
Balance at June 30, 2013	15,208	$122,519	$78,515	$(509)	$200,525

Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	6	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including excess tax benefits from nonqualified stock options)	38	427	—	—	427
Restricted stock compensation expense	—	539	—	—	539
Excess tax benefits from restricted stock	—	33	—	—	33
Common stock repurchased	(17)	(271)	—	—	(271)
Net income	—	—	6,691	—	6,691
Other comprehensive income, net of tax	—	—	—	2,471	2,471
Common stock issued in business combination	13,975	226,751	—	—	226,751
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,594)	—	(2,594)
Balance at June 30, 2014	30,213	$366,158	$82,362	$1,309	$449,829
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,691	$5,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,829	2,572
Changes in net deferred loan fees, net of amortization	(393)	397
Provision for loan losses	1,149	2,166
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(3,176)	(156)
Restricted and unrestricted stock compensation expense	539	722
Stock option compensation expense	20	42
Excess tax benefits from stock options and restricted and unrestricted stock	(33)	(68)
Amortization of intangible assets	645	229
Bargain purchase gain on bank acquisition	—	(399)
Gain on sale of investment securities, net	(267)	—
Impairment loss on investment of securities	45	26
Origination of loans held for sale	(12,592)	(6,784)
Gain on sale of loans	(233)	(142)
Proceeds from sale of loans	9,329	8,602
Earnings on bank owned life insurance	(95)	—
Valuation adjustment on other real estate owned	—	(22)
Gain on other real estate owned, net	(65)	(232)
Write-off of furniture, equipment and leasehold improvements	421	—
Net cash provided by operating activities	6,814	12,528
Cash flows from investing activities:
Loans originated, net of principal payments	4,969	(39,426)
Maturities of other interest earning deposits	1,494	—
Maturities of investment securities available for sale	17,916	31,369
Maturities of investment securities held to maturity	521	784
Purchase of investment securities available for sale	(206,075)	(32,508)
Purchase of investment securities held to maturity	(3,313)	(3,733)
Purchase of premises and equipment	(1,978)	(3,451)
Proceeds from sales of other real estate owned	3,857	4,666
Proceeds from sales of investment securities available for sale	157,987	—
Proceeds from redemption of FHLB stock	258	101
Investment in new market tax credit partnership	(25,000)	—
Net cash received from acquisitions	31,591	748
Net cash used in investing activities	(17,773)	(41,450)
Cash flows from financing activities:
Net increase in deposits	33,459	18,118
Common stock cash dividends paid	(2,594)	(2,422)
Net (decrease) increase in securities sold under agreement to repurchase	(3,970)	339
Proceeds from exercise of stock options	427	37
Excess tax benefits from stock options and restricted and unrestricted stock	33	68
Repurchase of common stock	(271)	(182)
Net cash provided by financing activities	27,084	15,958

	Six Months Ended June 30,
	2014	2013
Net increase (decrease) in cash and cash equivalents	16,125	(12,964)
Cash and cash equivalents at beginning of period	130,400	107,086
Cash and cash equivalents at end of period	$146,525	$94,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,848	$1,874
Cash paid for income taxes	7,000	3,074
Transfers of loans receivable to other real estate owned	218	513
Seller-financed sale of other real estate owned	—	250
Common stock issued for Washington Banking Merger	226,751	—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	458,312	2,753
Loans held for sale	3,923	—
Noncovered loans receivable	893,824	51,509
Covered loans receivable	109,693	—
Other real estate owned	7,121	2,279
Premises and equipment	31,776	214
Federal Home Loan Bank stock	7,064	88
FDIC indemnification asset	7,407	—
Accrued interest receivable	4,943	232
Bank owned life insurance	32,519	—
Prepaid expenses and other assets	14,942	4,048
Other intangible asset	11,194	156
Deposits	(1,433,894)	(60,442)
Junior subordinated debentures	(18,937)	—
Accrued expenses and other liabilities	(23,551)	(1,186)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

(1)	Description of Business, Basis of Presentation and Significant Accounting Policies
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its sixty-seven branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions beginning with its first acquisition in July 2010. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey") which was effective on May 1, 2014. The merger is referred to as the "Washington Banking Merger". The Washington Banking results since May 1, 2014 are included in this Quarterly Report on Form 10-Q. The strategic merger is described in more detail in "Note 2 - Business Combinations."
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), for interim financial information, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These Condensed Consolidated Financial Statements and accompanying Notes should be read with the Company's December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K (“2013 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased credit impaired loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior periods' net income or stockholders’ equity.
As a result of the Washington Banking Merger, the Company reclassified its loan portfolio. Total loans receivable are now presented in two categories: noncovered loans receivable and covered loans receivable. A description of the categories is included below.
Noncovered Loans Receivable: Noncovered loans are those that are not covered by FDIC shared-loss agreements and can include loans originated by the Company or acquired in mergers and acquisitions. Loans are stated at the unpaid principal balance, net of premiums, unearned discounts and net deferred loan origination fees and costs. The premiums and unearned discounts may include values determined in purchase accounting. The loans purchased in acquisitions included in this category include those accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or those accounted for under ASC 310-20, Receivables - Nonrefundable fees and Other Costs.
Covered Loans Receivable: Covered loans are those that are covered by FDIC shared-loss agreements. These include the majority of loans from the Company's acquisition of Cowlitz Bank, as well as loans from Washington Banking's acquisitions of City Bank and North County Bank, as then acquired by the Company in the Washington

Banking Merger. The same accounting principles applicable to noncovered loans receivable apply to covered loans, with the added benefit of shared-loss agreements.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of our Condensed Consolidated Financial Statements are disclosed in our 2013 Annual Form 10-K. There have not been any material changes in our significant accounting policies from those contained in our 2013 Annual Form 10-K. As a result of the Washington Banking Merger, the Company has added an additional significant accounting policy which is described below.
Bank Owned Life Insurance: The Company acquired in the Washington Banking Merger fair value of $32.5 million in bank owned life insurance (“BOLI”). These policies insure the lives of certain current or former Whidbey officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI. BOLI is recorded at the amount that can be realized under the issuance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
(d) Recently Issued Accounting Pronouncements
FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued in July 2013. This Update provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company's Condensed Consolidated Financial Statements.
FASB ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, was issued in January 2014.  The objective of this amendment is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in the standard permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted. The Company is currently reviewing the provisions of this Update to determine the impacts it may have on the Company’s financial condition or results of operations.
FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was issued in January 2014. This Update intends to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment states that the real estate property should be recognized upon either the creditor obtaining legal title or the borrower convening all interest through a deed in lieu of foreclosure or similar legal agreement. These amendments are effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendments in first quarter of 2014. The adoption did not have an impact on the Company's Condensed Consolidated Financial Statements.
FASB ASU 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. generally accepted accounting principles and international financial reporting standards that would:

1.	Remove inconsistencies and weaknesses in revenue requirements.

2.	Provide a more robust framework for addressing revenue issues.

3.	Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

4.	Provide more useful information to users of financial statements through improved disclosure requirements.

5.	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.
The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this new accounting standard will have on its Condensed Consolidated Financial Statements.
FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements, such as secured borrowings. The guidance eliminates sale accounting and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in this ASU require new and expanded disclosures. These amendments are effective for interim or annual reporting periods beginning after December 15, 2014. Early adoption for a public company is prohibited. The Company does not anticipate the adoption will have a material impact on its Condensed Consolidated Financial Statements.

(2)	Business Combination
On October 23, 2013, the Company, along with the Bank, and Washington Banking and its wholly owned subsidiary bank, Whidbey, jointly announced the signing of a merger agreement for the Washington Banking Merger. The Washington Banking Merger was effective on May 1, 2014. Pursuant to the terms of the Washington Banking Merger, Washington Banking branches adopted the Heritage Bank name in all markets, with the exception of six branches in the Whidbey Island markets which will continue to operate using the Whidbey Island Bank name. The primary reasons for the merger were to expand the Company's geographic footprint consistent with its ongoing growth strategy and to achieve operational scale and realize efficiencies of a larger combined organization.
Under the terms of the merger agreement, Washington Banking shareholders received 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. Based on the closing price of Heritage common stock of $16.16 on April 30, 2014, the fair value of the per share merger consideration paid to Washington Banking shareholders was approximately $224.2 million for 13,872,567 shares issued. The Company also paid $42.9 million in cash and incurred $489,000 in capitalized stock issuance costs. The terms of the merger agreement also stipulated immediate vesting of the Washington Banking options and restricted stock awards units. The estimated fair value of the 90,358 converted options issued was $481,000. The estimated fair value of the converted 129,462 restricted stock award units, of which 26,783 shares were surrendered at the request of the shareholder to pay applicable taxes, was approximately $2.1 million. The total consideration paid by the Company in conjunction with the Washington Banking Merger was $270.1 million and the total shares issued was 13,975,246.
The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
The Washington Banking Merger resulted in $88.8 million of goodwill. This goodwill is not deductible for tax purposes.
During the three and six months ended June 30, 2014, the Company incurred Washington Banking merger-related costs (including conversion costs) of approximately $5.3 million and $5.6 million, respectively. There were no Washington Banking merger-related costs during the three or six months ended June 30, 2013. However, the Company did incur $312,000 and $1.3 million of costs for the three and six months ended June 30, 2013, respectively, related to the Northwest Commercial and Valley Acquisitions and the Central Valley Bank merger, as discussed in the Annual Report on Form 10-K.
Business Combination Accounting
The Washington Banking Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in this transaction. Accordingly, the preliminary estimates of fair values of the Washington Banking assets, including the identifiable intangible assets, and the assumed liabilities in the Washington Banking Merger were measured and recorded as of May 1, 2014. The Company expects to finalize the purchase price allocation by the end of 2014 when the valuation of acquired noncovered and covered loans is complete.

The preliminary fair value estimates of the assets acquired and liabilities assumed in the Washington Banking Merger were as follows:

May 1, 2014
(In thousands)
Assets
Cash and cash equivalents	$74,947
Investment securities available for sale	458,312
Loans held for sale	3,923
Noncovered loans receivable	893,824
Covered loans receivable	109,693
FDIC indemnification asset	7,407
Other real estate owned ($5,122 covered by FDIC shared-loss agreements)	7,121
Federal Home Loan Bank stock	7,064
Premises and equipment	31,776
Bank owned life insurance	32,519
Other intangible assets	11,194
Prepaid expenses and other assets	19,885
Total assets acquired	1,657,665
Liabilities
Deposits	1,433,894
Junior subordinated debentures	18,937
Accrued expenses and other liabilities	23,551
Total liabilities assumed	1,476,382
Net assets acquired	$181,283

A summary of the net assets purchased and the preliminary estimated fair value adjustments and resulting goodwill recognized from the Washington Banking Merger are presented in the following tables. Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

May 1, 2014
(In thousands)
Cost basis of net assets on merger date	$181,782
Consideration transferred	(270,107)
Fair value adjustments:
Noncovered loans receivable	(11,941)
Covered loans receivable	6,003
FDIC indemnification asset	590
Other real estate owned	387
Premises and equipment	(1,540)
Other intangible assets	10,216
Prepaid expenses and other assets	(6,241)
Deposits	(1,737)
Junior subordinated debentures	6,837
Accrued expenses and other liabilities	(3,073)
Goodwill recognized from the Washington Banking Merger	$(88,824)

The operating results of the Company for the three and six months ended June 30, 2014 include the operating results produced by the net assets acquired in the Washington Banking Merger since the May 1, 2014 merger date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the Washington Banking Merger to the Company’s results of operations. The table below presents only the significant results for the acquired business since the May 1, 2014 merger date.

Three and Six Months Ended (1)
(In thousands)
Interest income: Interest and fees on loans (2)	$9,010
Interest income: Interest and fees on loans (3)	1,832
Interest income: Securities and other interest earning assets	1,277
Interest expense	(469)
Provision for loan losses for noncovered loans	(131)
Noninterest income	2,282
Noninterest expense (4)	(7,887)
Net effect, pre-tax	$5,914
(1)    The Washington Banking Merger was completed on May 1, 2014.
(2)     Includes the contractual interest income on the purchased loans.

(3)	Includes the accretion of the accretable yield on the purchased credit impaired loans and the accretion of the discount on the purchased non-credit impaired loans.

(4)
Excludes certain compensation and employee benefits for management as it is impracticable to determine due to the integration of the operations for this merger. Also includes certain merger-related costs incurred by the Company.

The Company also considered the pro forma requirements of FASB ASC 805. The following tables presents certain unaudited pro forma information, for illustrative purposes only, for the six month periods ended June 30, 2014 and 2013 as if Washington Banking had been acquired on January 1, 2013. The unaudited estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2013. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans which were previously accounted for under ASC 310-30 that may have been necessary had they been recorded at fair value at January 1, 2013. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflective in the pro forma amounts that follow. As a result, actual amounts will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the Six Months Ended June 30, 2014
	Company	Washington Banking	Pro Forma Adjustments		Pro Forma Combined
	(In thousands, except per share amounts)
Interest income	$47,636	$25,091	$2,376	A	$75,103
Interest expense	2,299	1,484	323	B	4,106
Provision for loan losses	1,149	(2,150)	—	C	(1,001)
Noninterest income	7,087	1,812	17	D	8,916
Noninterest expense	41,772	19,514	(5,020)	E	56,266
Income before income taxes	9,503	8,055	7,090		24,648
Income tax expense	2,812	2,609	2,774	F	8,195
Net income	$6,691	$5,446	$4,316		$16,453
Basic earnings per common share	$0.32			G	$0.55
Diluted earnings per common share	$0.32			G	$0.55

	Unaudited Pro Forma for the Six Months Ended June 30, 2013
	Company	Washington Banking	Pro Forma Adjustments		Pro Forma Combined
	(In thousands, except per share amounts)
Interest income	$34,343	$38,336	$2,976	A	$75,655
Interest expense	1,866	2,797	1,019	B	5,682
Provision for loan losses	2,166	13,714	—	C	15,880
Noninterest income	4,641	16,043	17	D	20,701
Noninterest expense	26,727	26,793	102	E	53,622
Income before income taxes	8,225	11,075	1,872		21,172
Income tax expense	2,650	3,583	655	F	6,888
Net income	$5,575	$7,492	$1,217		$14,284
Basic earnings per common share	$0.37			G	$0.49
Diluted earnings per common share	$0.37			G	$0.49

(A)
Adjustment of interest income from loans due to the estimated amortization of the new interest rate mark and the accretion of the acquisition accounting adjustment relating to the credit mark. The Washington Banking credit and interest rate marks and accretion recorded during the six months ended June 30, 2014 and 2013 as a result of its prior acquisitions were not adjusted.

(B)
Adjustments to reflect the amortization of the premium resulting from the fair value adjustment of the fixed rate maturities and the discount resulting from the fair value adjustment of the junior subordinated debentures.

(C)
As acquired loans and leases are recorded at fair value, the Company would expect a reduction in the historical provision for loan and leases losses from legacy Washington Banking; however, no adjustment to the historical amount of Washington Banking's provision for loan and lease losses is reflected in these pro forma statements.

(D)	Adjustment to reflect the amortization of the interest component of the fair value adjustment of the FDIC indemnification asset.

(E)
In connection with the Washington Banking Merger, Heritage recognized $5.6 million of direct merger-related expenses for the six month period ended June 30, 2014, which were excluded in this adjustment. Also, adjustment reflects the decrease in the depreciation expense as a result of the fair value adjustment to the premises and equipment, which effectively increased non-depreciable assets and decreased depreciable assets. Adjustment additionally reflects the amortization of assumed liabilities included in the the fair value adjustment of accrued expenses and other liabilities.

(F)	Income tax effect of pro forma adjustments at Company's statutory rate of 35%, excluding certain nondeductible costs included in the proforma adjustments.
(G) Earnings per common share, basic and diluted, were calculated using the calculated pro forma net income less dividends and undistributed earnings allocated to participating securities divided by the calculated pro forma basic and diluted weighted average shares outstanding. Basic and diluted weighted average common shares outstanding for the six months ended June 30, 2014 and 2013 were calculated by adding the applicable weighted average of the 13,975,246 shares issued by Heritage in conjunction with the Washington Banking Merger to the historical weighted average Heritage shares outstanding for the six months ended June 30, 2014 and 2013, respectively.

(3)	Cash and Cash Equivalents
From October 2013 through May 2014, the Company was required to maintain an average reserve balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") or maintain such reserve balance in the form of cash. The Company did not have a cash reserve requirement at June 30, 2014. The required reserve balance at December 31, 2013 was $46.3 million, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(4)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.
(a) Securities by Type and Maturity
The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	June 30, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$14,215	$42	$(29)	$14,228
Municipal securities	143,980	1,895	(673)	145,202
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	486,967	2,372	(1,271)	488,068
Corporate obligations	3,014	—	(11)	3,003
Mutual funds and other equities	1,962	14	—	1,976
Total	$650,138	$4,323	$(1,984)	$652,477

	Securities Available for Sale
	December 31, 2013
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,098	$3	$(62)	$6,039
Municipal securities	49,989	806	(1,735)	49,060
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	108,466	898	(1,329)	108,035
Total	$164,553	$1,707	$(3,126)	$163,134

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	June 30, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,600	$174	$—	$1,774
Municipal securities	24,852	568	(49)	25,371
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	11,370	295	(137)	11,528
Private residential collateralized mortgage obligations	946	58	(138)	866
Total	$38,768	$1,095	$(324)	$39,539

	Securities Held to Maturity
	December 31, 2013
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	$153	$—	$1,840
Municipal securities	24,290	200	(184)	24,306
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	144	(284)	8,989
Private residential collateralized mortgage obligations	1,048	185	(28)	1,205
Total	$36,154	$682	$(496)	$36,340
There were no securities classified as trading at June 30, 2014 or December 31, 2013.
The amortized cost and fair value of securities at June 30, 2014, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,727	$4,754	$2,080	$2,088
Due after one year through three years	18,601	18,701	6,264	6,329
Due after three years through five years	31,134	31,432	4,732	4,817
Due after five years through ten years	137,414	138,031	17,493	18,093
Due after ten years	458,262	459,559	8,199	8,212
Total	$650,138	$652,477	$38,768	$39,539

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of June 30, 2014 and December 31, 2013 were as follows:

	Securities Available for Sale
	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$5,556	$(29)	$—	$—	$5,556	$(29)
Municipal securities	42,608	(673)	—	—	42,608	(673)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	142,252	(1,271)	—	—	142,252	(1,271)
Corporate obligations	3,003	(11)	—	—	3,003	(11)
Total	$193,419	$(1,984)	$—	$—	$193,419	$(1,984)

	Securities Available for Sale
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,031	$(62)	$—	$—	$3,031	$(62)
Municipal securities	21,471	(1,242)	4,644	(493)	26,115	(1,735)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,327	(1,184)	7,758	(145)	64,085	(1,329)
Total	$80,829	$(2,488)	$12,402	$(638)	$93,231	$(3,126)

Held to maturity investment securities with unrealized losses as of June 30, 2014 and December 31, 2013 were as follows:

	Securities Held to Maturity
	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$3,554	$(49)	$—	$—	$3,554	$(49)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,465	(137)	—	—	2,465	(137)
Private residential collateralized mortgage obligations	926	(138)	—	—	926	(138)
Total	$6,945	$(324)	$—	$—	$6,945	$(324)

	Securities Held to Maturity
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,967	$(184)	$—	$—	$10,967	$(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,869	(284)	—	—	4,869	(284)
Private residential collateralized mortgage obligations	211	(5)	124	(23)	335	(28)
Total	$16,047	$(473)	$124	$(23)	$16,171	$(496)
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
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average discount interest rate used in the valuations of the present value as of June 30, 2014 and 2013 was 9.4% and 6.4%, respectively, and the average prepayment rate for each period was 6.0%.

For the six months ended June 30, 2014, there were four private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the three and six months ended June 30, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings. For the six months ended June 30, 2013, there were six private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. The impairment for the three and six months ended June 30, 2013 was considered credit related and was recorded in earnings. No impairment for the three and six months ended June 30, 2014 and 2013 was recorded through other comprehensive income (loss).
The following table summarizes activity for the six months ended June 30, 2014 and 2013 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other-Than-Temporary Impairments	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	26	—	26
June 30, 2013	$2,591	$1,152	$1,439

December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	45	—	45
June 30, 2014	$2,648	$1,152	$1,496
(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$148,052	$149,917	$80,386	$80,881
Federal Reserve Bank and FHLB to secure borrowing arrangements	9,031	9,051	—	—
Repurchase agreements	34,248	34,579	34,170	33,893
Other securities pledged, principally to secure public deposits	12,940	12,969	—	—
Total	$204,271	$206,516	$114,556	$114,774

(5)	Noncovered Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Loans that are not covered by FDIC shared-loss agreements are referred to as "noncovered loans." Disclosures related to the Company’s recorded investment in noncovered loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs because they are insignificant.
Loans acquired in a business combination may be further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased credit impaired” ("PCI") loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.
(a) Loan Origination/Risk Management
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. For the second quarter of 2013 until May 1, 2014, the Company only originated single-family loans for its loan portfolio. With the merger of Washington Banking, the Company again began originating and selling a majority of the single-family mortgages.
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
As a result of the Washington Banking Merger, the Company now originates indirect consumer loans. The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its indirect loan purchased primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
Noncovered loans receivable at June 30, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$534,458	$336,540
Owner-occupied commercial real estate	473,603	281,309
Non-owner occupied commercial real estate	637,067	399,979
Total commercial business	1,645,128	1,017,828
One-to-four family residential	86,422	43,082
Real estate construction and land development:
One-to-four family residential	55,477	19,724
Five or more family residential and commercial properties	74,552	48,655
Total real estate construction and land development	130,029	68,379
Consumer	210,230	41,547
Gross noncovered loans receivable	2,071,809	1,170,836
Net deferred loan fees	(2,277)	(2,670)
Noncovered loans receivable, net	2,069,532	1,168,166
Allowance for loan losses	(22,369)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	$2,047,163	$1,145,509
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas have been concentrated along the I-5 corridor from Whatcom to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger has allowed the expansion of the market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at June 30, 2014) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of June 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

Company is almost certain of the losses, and the unpaid principal balances are generally charged-off to the realizable value.
The following tables present the balance of the noncovered loans receivable by credit quality indicator as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$489,729	$18,708	$25,313	$708	$534,458
Owner-occupied commercial real estate	443,482	13,449	16,672	—	473,603
Non-owner occupied commercial real estate	587,455	24,029	25,583	—	637,067
Total commercial business	1,520,666	56,186	67,568	708	1,645,128
One-to-four family residential	81,682	486	4,254	—	86,422
Real estate construction and land development:
One-to-four family residential	40,169	3,033	12,275	—	55,477
Five or more family residential and commercial properties	60,270	382	13,900	—	74,552
Total real estate construction and land development	100,439	3,415	26,175	—	130,029
Consumer	202,380	1,388	6,462	—	210,230
Gross noncovered loans	$1,905,167	$61,475	$104,459	$708	$2,071,809

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$304,959	$9,183	$20,849	$1,549	$336,540
Owner-occupied commercial real estate	269,130	3,814	8,365	—	281,309
Non-owner occupied commercial real estate	381,355	9,037	8,723	864	399,979
Total commercial business	955,444	22,034	37,937	2,413	1,017,828
One-to-four family residential	40,245	269	2,568	—	43,082
Real estate construction and land development:
One-to-four family residential	11,582	4,159	3,983	—	19,724
Five or more family residential and commercial properties	45,332	—	3,323	—	48,655
Total real estate construction and land development	56,914	4,159	7,306	—	68,379
Consumer	39,432	248	1,867	—	41,547
Gross noncovered loans	$1,092,035	$26,710	$49,678	$2,413	$1,170,836

Noncovered potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Noncovered potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Noncovered potential problem loans as of June 30, 2014 and December 31, 2013 were $137.0 million and $52.8 million, respectively. The balance of noncovered potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $921,000 and $1.8 million as of June 30, 2014 and December 31, 2013, respectively.

(d) Nonaccrual Loans
Noncovered nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$6,741	$4,648
Owner-occupied commercial real estate	2,146	1,024
Non-owner occupied commercial real estate	2	3
Total commercial business	8,889	5,675
One-to-four family residential	328	340
Real estate construction and land development:
One-to-four family residential	3,673	1,045
Total real estate construction and land development	3,673	1,045
Consumer	698	678
Gross noncovered nonaccrual loans	$13,588	$7,738
The Company had $2.3 million and $1.7 million of noncovered nonaccrual loans guaranteed by governmental agencies at June 30, 2014 and December 31, 2013, respectively.
Noncovered PCI loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.
The balances of noncovered past due loans, segregated by segments and classes of loans, as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,177	$5,881	$8,058	$526,400	$534,458	$538
Owner-occupied commercial real estate	657	578	1,235	472,368	473,603	—
Non-owner occupied commercial real estate	268	618	886	636,181	637,067	—
Total commercial business	3,102	7,077	10,179	1,634,949	1,645,128	538
One-to-four family residential	—	—	—	86,422	86,422	—
Real estate construction and land development:
One-to-four family residential	1,513	2,117	3,630	51,847	55,477	—
Five or more family residential and commercial properties	2,043	522	2,565	71,987	74,552	—
Total real estate construction and land development	3,556	2,639	6,195	123,834	130,029	—
Consumer	1,147	638	1,785	208,445	210,230	—
Gross noncovered loans	$7,805	$10,354	$18,159	$2,053,650	$2,071,809	$538
(1) Excludes PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,493	$4,379	$6,872	$329,668	$336,540	$—
Owner-occupied commercial real estate	808	849	1,657	279,652	281,309	—
Non-owner occupied commercial real estate	1,161	179	1,340	398,639	399,979	6
Total commercial business	4,462	5,407	9,869	1,007,959	1,017,828	6
One-to-four family residential	571	509	1,080	42,002	43,082	—
Real estate construction and land development:
One-to-four family residential	821	1,045	1,866	17,858	19,724	—
Five or more family residential and commercial properties	384	453	837	47,818	48,655	—
Total real estate construction and land development	1,205	1,498	2,703	65,676	68,379	—
Consumer	210	13	223	41,324	41,547	—
Gross noncovered loans	$6,448	$7,427	$13,875	$1,156,961	$1,170,836	$6
(1) Excludes PCI loans.

(f) Impaired loans

Noncovered impaired loans includes noncovered nonaccrual loans and noncovered performing troubled debt restructured loans ("TDRs"). The balance of noncovered impaired loans as of June 30, 2014 and December 31, 2013 are set forth in the following tables.

	June 30, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,080	$7,250	$12,330	$12,981	$2,162
Owner-occupied commercial real estate	1,972	2,054	4,026	4,072	375
Non-owner occupied commercial real estate	3,321	5,017	8,338	8,329	559
Total commercial business	10,373	14,321	24,694	25,382	3,096
One-to-four family residential	577	—	577	612	—
Real estate construction and land development:
One-to-four family residential	4,238	1,320	5,558	6,687	102
Five or more family residential and commercial properties	—	2,103	2,103	2,103	107
Total real estate construction and land development	4,238	3,423	7,661	8,790	209
Consumer	888	61	949	953	61
Gross noncovered loans	$16,076	$17,805	$33,881	$35,737	$3,366

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$6,140	$4,850	$10,990	$13,287	$2,716
Owner-occupied commercial real estate	1,118	1,880	2,998	3,023	595
Non-owner occupied commercial real estate	3,300	4,123	7,423	7,412	364
Total commercial business	10,558	10,853	21,411	23,722	3,675
One-to-four family residential	592	—	592	619	—
Real estate construction and land development:
One-to-four family residential	3,773	911	4,684	5,426	211
Five or more family residential and commercial properties	2,404	—	2,404	2,404	—
Total real estate construction and land development	6,177	911	7,088	7,830	211
Consumer	100	678	778	780	153
Gross noncovered loans	$17,427	$12,442	$29,869	$32,951	$4,039

The Company had governmental guarantees of $3.2 million related to the noncovered impaired loan balances at both June 30, 2014 and December 31, 2013.

The average recorded investment of noncovered impaired loans for the three and six months ended June 30, 2014 and 2013 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$11,899	$13,585	$11,596	$12,665
Owner-occupied commercial real estate	3,489	2,674	3,325	2,513
Non-owner occupied commercial real estate	7,854	7,835	7,710	7,967
Total commercial business	23,242	24,094	22,631	23,145
One-to-four family residential	581	1,050	585	991
Real estate construction and land development:
One-to-four family residential	6,028	4,133	5,580	3,897
Five or more family residential and commercial properties	2,114	3,025	2,211	3,135
Total real estate construction and land development	8,142	7,158	7,791	7,032
Consumer	967	85	904	150
Gross noncovered impaired loans	$32,932	$32,387	$31,911	$31,318
For the three and six months ended June 30, 2014 and 2013, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and six months ended June 30, 2014, the Bank recorded $260,000 and $533,000, respectively, of interest income related to noncovered TDR performing loans. The Bank recorded $310,000 and $600,000 of interest income related to noncovered TDR performing loans for the three and six months ended June 30, 2013.
(g) Troubled Debt Restructured Loans
A troubled debt restructured loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual ("performing") or nonaccrual ("nonperforming") status.
The majority of the Bank’s noncovered TDRs are a result of granting extensions to troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDRs, the noncovered loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses for noncovered TDRs using the same guidance as used for other noncovered impaired loans.
The recorded investment balance and related allowance for loan losses of noncovered performing and noncovered nonaccrual TDRs as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Noncovered TDRs	$20,293	$2,953	$22,131	$2,634
Allowance for loan losses on noncovered TDRs	2,202	342	2,957	191

The unfunded commitment to borrowers related to noncovered TDRs was $1.3 million and $4.5 million at June 30, 2014 and December 31, 2013, respectively.
Noncovered loans that were modified as TDRs during the three and six months ended June 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended June 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	6	$1,942	9	$1,723
Owner-occupied commercial real estate	—	—	1	29
Non-owner occupied commercial real estate	2	1,023	—	—
Total commercial business	8	2,965	10	1,752
Real estate construction and land development:
One-to-four family residential	1	88	24	3,086
Five or more family residential and commercial properties	—	—	1	2,784
Total real estate construction and land development	1	88	25	5,870
Consumer	—	—	2	43
Total noncovered TDRs	9	$3,053	37	$7,665

	Six Months Ended June 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	11	$3,072	19	$4,299
Owner-occupied commercial real estate	1	347	1	29
Non-owner occupied commercial real estate	2	1,023	—	—
Total commercial business	14	4,442	20	4,328
One-to-four family residential	—	—	1	256
Real estate construction and land development:
One-to-four family residential	1	277	24	3,086
Five or more family residential and commercial properties	—	—	1	2,784
Total real estate construction and land development	1	277	25	5,870
Consumer	3	219	2	43
Total noncovered TDRs	18	$4,938	48	$10,497

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. During both the three and six months ended June 30, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000. During both the three and six months ended June 30, 2013, the Company's initial advance at the time of modification on these construction loans totaled $324,000 and the total commitment amount was $1.3 million.
Of the nine noncovered loans modified during the three months ended June 30, 2014 and the 18 noncovered loans modified during the six months ended June 30, 2014, three loans with a total outstanding principal balance of $1.1 million had no prior modifications. The remaining noncovered loans included in the tables above for the three and six months ended June 30, 2014 were previously reported as noncovered TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a noncovered TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a noncovered TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance for noncovered loans that were modified as TDRs during the three and six months ended June 30, 2014 was $357,000 and $1.5 million, respectively, at June 30, 2014.
The noncovered loans modified during the previous twelve months ended June 30, 2014 that subsequently defaulted during the three and six months ended June 30, 2014 are included in the following table:

	Three and Six Months Ended June 30, 2014
	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$790
Non-owner occupied commercial real estate	1	2
Total commercial business	4	792
Total noncovered loans receivable	4	$792
All of the loans included in the above table defaulted because they were past their modified maturity date, and the borrower has not repaid the credit. The Bank does not intend to extend the maturity. The Bank had a specific valuation allowance of $160,000 related to these credits at June 30, 2014.
There were no loans modified during the previous twelve months ended June 30, 2013 that subsequently defaulted during the three and six months ended June 30, 2013.

(h) Noncovered Purchased Credit Impaired Loans
The Company acquired noncovered PCI loans from the May 1, 2014 Washington Banking Merger and from previously completed acquisitions which are accounted for under FASB ASC 310-30. These previous acquisitions include the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively. In addition, the Company completed the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and the acquisition of Valley Community Bancshares, Inc. ("Valley") on July 15, 2013.

The following tables reflect the outstanding principal balance and recorded investment at June 30, 2014 and December 31, 2013 of the noncovered PCI loans:

	June 30, 2014
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$31,160	$25,382
Owner-occupied commercial real estate	14,434	13,224
Non-owner occupied commercial real estate	19,462	17,245
Total commercial business	65,056	55,851
One-to-four family residential	5,038	4,904
Real estate construction and land development:
One-to-four family residential	9,406	5,198
Five or more family residential and commercial properties	4,002	4,042
Total real estate construction and land development	13,408	9,240
Consumer	6,879	7,475
Gross noncovered PCI loans	$90,381	$77,470

	December 31, 2013
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$18,193	$16,779
Owner-occupied commercial real estate	5,510	5,119
Non-owner occupied commercial real estate	8,276	6,785
Total commercial business	31,979	28,683
One-to-four family residential	4,055	3,768
Real estate construction and land development:
One-to-four family residential	1,967	32
Five or more family residential and commercial properties	1,077	1,357
Total real estate construction and land development	3,044	1,389
Consumer	1,150	2,177
Gross noncovered PCI loans	$40,228	$36,017
On the acquisition dates, the amount by which the undiscounted expected cash flows of the noncovered PCI loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the noncovered PCI loans.

The following tables summarize the accretable yield on the noncovered PCI loans resulting from the Pierce, NCB, Valley and Washington Banking acquisitions for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$7,089	$9,604	$7,714	$8,097
Accretion	(761)	(1,080)	(1,589)	(2,423)
Disposal and other	(703)	(776)	(1,336)	2,046
Change in accretable yield (1)	10,773	615	11,609	643
Balance at the end of the period	$16,398	$8,363	$16,398	$8,363
(1) Includes accretable difference at acquisition.

On the May 1, 2014 merger date for the Washington Banking Merger, the contractual cash flows on noncovered PCI loans acquired in the Washington Banking Merger were $75.1 million and the expected cash flows were $59.0 million, resulting in a $16.2 million non-accretable difference. The fair value was estimated at $48.8 million, resulting in a $10.2 million accretable yield which is included in the table above as a change in accretable yield for the three and six months ended June 30, 2014. The contractual cash flows on the noncovered non-PCI loans were $1.12 billion and the expected cash flows were $1.07 billion, resulting in $53.4 million of cash flows not expected to be collected. The fair value of the noncovered non-PCI loans at May 1, 2014 was $845.1 million.

(6)	Covered Loans Receivable
The Company acquired loans through FDIC-assisted transactions which are covered by FDIC shared-loss agreements. These loans are referred to as "covered loans." Covered loans were acquired with the Cowlitz Acquisition in July 2010. Covered loans were also acquired with the Washington Banking Merger in May 2014. Previously, Washington Banking had acquired loans from City Bank in April 2010 and North County Bank in September 2010. The shared-loss agreements with these acquisitions were transferred to Heritage Bank as part of the Washington Banking Merger.
Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as PCI loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.
(a) Risk Management
The Company categorizes covered loans in the same four segments as the noncovered portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer.

The recorded investment of covered loans receivable at June 30, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$25,539	$14,690
Owner-occupied commercial real estate	58,828	24,366
Non-owner occupied commercial real estate	47,165	14,625
Total commercial business	131,532	53,681
One-to-four family residential	12,954	4,777
Real estate construction and land development:
One-to-four family residential	4,948	1,556
Five or more family residential and commercial properties	3,574	—
Total real estate construction and land development	8,522	1,556
Consumer	6,654	3,740
Gross covered loans receivable	159,662	63,754
Allowance for loan losses	(6,114)	(6,167)
Covered loans receivable, net	$153,548	$57,587
At both June 30, 2014 and December 31, 2013, the recorded investment balance of loans which are no longer covered under the FDIC shared-loss agreements, but are included in the covered loan tables above as they are included in the loan pool established at acquisition, was $2.6 million.
(b) Credit Quality Indicators
The following tables present the recorded invested balance of the covered loans receivable by credit quality indicator as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$15,928	$3,758	$5,853	$—	$25,539
Owner-occupied commercial real estate	38,724	6,835	13,018	251	58,828
Non-owner occupied commercial real estate	15,587	2,361	25,880	3,337	47,165
Total commercial business	70,239	12,954	44,751	3,588	131,532
One-to-four family residential	10,060	1,242	1,652		12,954
Real estate construction and land development:
One-to-four family residential	3,647	553	748	—	4,948
Five or more family residential and commercial properties	1,198	—	2,376	—	3,574
Total real estate construction and land development	4,845	553	3,124	—	8,522
Consumer	5,454	107	1,093	—	6,654
Gross covered loans receivable	$90,598	$14,856	$50,620	$3,588	$159,662

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$9,516	$3,887	$702	$585	$14,690
Owner-occupied commercial real estate	21,084	2,318	708	256	24,366
Non-owner occupied commercial real estate	6,534	55	4,631	3,405	14,625
Total commercial business	37,134	6,260	6,041	4,246	53,681
One-to-four family residential	3,739	882	156	—	4,777
Real estate construction and land development:
One-to-four family residential	698	—	858	—	1,556
Five or more family residential and commercial properties	—	—	—	—	—
Total real estate construction and land development	698	—	858	—	1,556
Consumer	3,116	106	518	—	3,740
Gross covered loans receivable	$44,687	$7,248	$7,573	$4,246	$63,754
(c) Nonaccrual Loans
The recorded investment balance of covered nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Owner-occupied commercial real estate	$277	$—
Total commercial business	277	—
Consumer	7	7
Gross covered nonaccrual loans	$284	$7
Covered PCI loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.

(d) Past Due Loans
The balances of covered past due loans, segregated by segments and classes of loans, as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$459	$2,834	$3,293	$22,246	$25,539	$—
Owner-occupied commercial real estate	1,849	3,936	5,785	53,043	58,828	—
Non-owner occupied commercial real estate	481	13,908	14,389	32,776	47,165	—
Total commercial business	2,789	20,678	23,467	108,065	131,532	—
One-to-four family residential	113	588	701	12,253	12,954	—
Real estate construction and land development:
One-to-four family residential	210	1,351	1,561	3,387	4,948	—
Five or more family residential and commercial properties	554	645	1,199	2,375	3,574	—
Total real estate construction and land development	764	1,996	2,760	5,762	8,522	—
Consumer	107	66	173	6,481	6,654	—
Gross covered loans receivable	$3,773	$23,328	$27,101	$132,561	$159,662	$—
(1) Excludes covered PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$726	$1,156	$1,882	$12,808	$14,690	$—
Owner-occupied commercial real estate	28	147	175	24,191	24,366	—
Non-owner occupied commercial real estate	—	3,540	3,540	11,085	14,625	—
Total commercial business	754	4,843	5,597	48,084	53,681	—
One-to-four family residential	113	—	113	4,664	4,777	—
Real estate construction and land development:
One-to-four family residential	213	644	857	699	1,556	—
Five or more family residential and commercial properties	—	—	—	—	—	—
Total real estate construction and land development	213	644	857	699	1,556	—
Consumer	67	78	145	3,595	3,740	—
Gross covered loans receivable	$1,147	$5,565	$6,712	$57,042	$63,754	$—
(1) Excludes covered PCI loans.

(e) Impaired Loans
A covered loan not initially classified as PCI generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. Covered impaired loans as of June 30, 2014 and December 31, 2013 are set forth in the following tables.

	June 30, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$20	$3,626	$3,646	$3,647	$395
Owner-occupied commercial real estate	—	277	277	281	233
Total commercial business	20	3,903	3,923	3,928	628
Consumer	7	—	7	8	—
Gross covered impaired loans	$27	$3,903	$3,930	$3,936	$628

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$10	$3,751	$3,761	$3,761	$629
Owner-occupied commercial real estate	—	—	—	—	—
Total commercial business	10	3,751	3,761	3,761	629
One-to-four family residential	—	450	450	423	31
Consumer	7	—	7	8	—
Gross covered impaired loans	$17	$4,201	$4,218	$4,192	$660

The average recorded investment of covered impaired loans for the three and six months ended June 30, 2014 and 2013 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$3,648	$35	$3,686	$40
Owner-occupied commercial real estate	353	—	235	—
Total commercial business	4,001	35	3,921	40
One-to-four family residential	—	461	150	463
Consumer	7	23	7	28
Gross covered impaired loans	$4,008	$519	$4,078	$531

(f) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of covered performing and covered nonaccrual TDRs as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Covered TDRs	3,646	7	4,211	7
Allowance for loan losses on covered TDRs	395	—	660	—
There was $75,000 in unfunded commitments related to credits classified as covered TDRs at June 30, 2014. There were no unfunded commitments related to the covered TDRs as of December 31, 2013.
There were no covered loans modified as TDRs during the three months ended June 30, 2014 and 2013 or during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Bank modified one commercial and industrial loan with recorded investment balance of $3.6 million at June 30, 2014 . This loan was originally modified in the third quarter of 2013, and at that time the Bank provided for a shorter maturity date than it expected to receive the cash flows to more closely monitor the borrower. At June 30, 2014, this loan had a specific valuation allowance of $395,000.
There were no covered loans modified during the previous twelve months ended June 30, 2014 and June 30, 2013 that subsequently defaulted during the three and six months ended June 30, 2014 and 2013.

(g) Covered Purchased Credit Impaired Loans
The Company acquired covered PCI loans which the Bank accounts for under FASB ASC 310-30.

The following tables reflect the outstanding principal balance and recorded investment at June 30, 2014 and December 31, 2013 of the covered PCI loans:

	June 30, 2014
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$16,206	$12,042
Owner-occupied commercial real estate	28,011	21,277
Non-owner occupied commercial real estate	35,862	31,927
Total commercial business	80,079	65,246
One-to-four family residential	5,449	5,004
Real estate construction and land development:
One-to-four family residential	895	1,967
Five or more family residential and commercial properties	3,026	2,376
Total real estate construction and land development	3,921	4,343
Consumer	2,882	2,521
Gross covered PCI loans	$92,331	$77,114

	December 31, 2013
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$10,608	$8,680
Owner-occupied commercial real estate	11,538	10,923
Non-owner occupied commercial real estate	10,611	12,187
Total commercial business	32,757	31,790
One-to-four family residential	3,966	3,530
Real estate construction and land development:
One-to-four family residential	1,298	1,556
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,298	1,556
Consumer	2,022	2,000
Gross covered PCI loans	$40,043	$38,876
The Bank has the option to modify certain covered PCI loans which may terminate the FDIC shared-loss coverage on those modified loans. At both June 30, 2014 and December 31, 2013, the recorded investment balance of covered PCI loans which are no longer covered under the FDIC shared-loss agreements was $1.7 million. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

(h) Accretable Yield
The following table summarizes the accretable yield on the covered PCI loans resulting from the Cowlitz and Washington Banking transactions for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$9,063	$14,108	$9,535	$14,286
Accretion	(615)	(1,109)	(1,300)	(2,463)
Disposal and other	(392)	(443)	(435)	502
Change in accretable yield (1)	3,712	713	3,968	944
Balance at the end of the period	$11,768	$13,269	$11,768	$13,269
(1) Includes accretable difference at acquisition.

On the May 1, 2014 merger date of the Washington Banking Merger, the contractual cash flows on covered PCI loans acquired in the Washington Banking Merger were $72.1 million and the expected cash flows were $52.3 million, resulting in a $19.8 million non-accretable difference. The fair value was estimated at $48.8 million, resulting in a $3.5 million accretable yield which is included in the table above as a change in accretable yield for the three and six months ended June 30, 2014. The contractual cash flows on the noncovered non-PCI loans were $73.4 million and the expected cash flows were $69.5 million, resulting in $3.9 million of cash flows not expected to be collected. The fair value of the noncovered non-PCI loans at May 1, 2014 was $60.9 million.

(7)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the noncovered loans’ allowance for loan losses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$22,820	$22,837	$22,657	$24,242
Charge-offs	(1,152)	(662)	(1,215)	(2,686)
Recoveries of loans previously charged-off	331	227	578	346
Provision for loan losses	370	209	349	709
Balance at the end of the period	$22,369	$22,611	$22,369	$22,611
A summary of the changes in the covered loans’ allowance for loan losses for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$6,567	$4,710	$6,167	$4,352
Charge-offs	(775)	(40)	(854)	(40)
Recoveries of loans previously charged-off	1	—	1	—
Provision for loan losses	321	1,099	800	1,457
Balance at the end of the period	$6,114	$5,769	$6,114	$5,769
The covered loans acquired in the Cowlitz and Washington Banking (including Washington Banking's prior acquisitions of City Bank and North County Bank) transactions are subject to the Company’s internal credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount without regard to the FDIC shared-loss agreements for the covered loan balances. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.
The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and six months ended June 30, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended June 30, 2014:
March 31, 2014	$12,277	$4,463	$5,226	$1,121	$1,979	$1,983	$1,690	$648	$29,387
Charge-offs	(1,403)	—	—	—	(345)	—	(179)	—	(1,927)
Recoveries	269	—	—	—	43	—	20	—	332
Provisions for / (reallocation of) loan losses	161	(263)	459	34	(144)	(353)	644	153	691
June 30, 2014	$11,304	$4,200	$5,685	$1,155	$1,533	$1,630	$2,175	$801	$28,483

Allowance for loan losses for the six months ended June 30, 2014:
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
Charge-offs	(1,482)	—	—	—	(345)	—	(242)	—	(2,069)
Recoveries	501	—	—	—	43	—	35	—	579
Provisions for / (reallocation of) loan losses	(1,193)	151	359	55	115	677	785	200	1,149
June 30, 2014	$11,304	$4,200	$5,685	$1,155	$1,533	$1,630	$2,175	$801	$28,483
Allowance for loan losses as of June 30, 2014 allocated to:
Noncovered loans individually evaluated for impairment	$2,162	$375	$559	$—	$102	$107	$61	$—	$3,366
Noncovered loans collectively evaluated for impairment	5,732	2,046	2,637	624	401	1,432	1,238	801	14,911
Covered loans individually evaluated for impairment	395	233	—	—	—	—	—	—	628
Covered loans collectively evaluated for impairment	27	14	14	14	—	—	42	—	111
Noncovered PCI loans collectively evaluated for impairment	2,218	335	345	210	272	91	621	—	4,092
Covered PCI loans collectively evaluated for impairment	770	1,197	2,130	307	758	—	213	—	5,375
June 30, 2014	$11,304	$4,200	$5,685	$1,155	$1,533	$1,630	$2,175	$801	$28,483

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and six months ended June 30, 2013 and as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended June 30, 2013:
March 31, 2013	$10,844	$3,841	$5,275	$1,206	$2,655	$1,335	$1,495	$896	$27,547
Charge-offs	(541)	—	—	—	—	(59)	(102)	—	(702)
Recoveries	35	155	—	—	—	32	5	—	227
Provisions for / (reallocation of) loan losses	1,840	(271)	1,012	(108)	(448)	(669)	20	(68)	1,308
June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380

Allowance for loan losses for the six months ended June 30, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,178)	—	—	(52)	—	(142)	(354)	—	(2,726)
Recoveries	145	155	—	—	—	32	14	—	346
Provisions for / (reallocation of) loan losses	4,299	(451)	918	(71)	(924)	(1,560)	(3)	(42)	2,166
June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380

Allowance for loan losses as of December 31, 2013 allocated to:
Noncovered loans individually evaluated for impairment	$2,716	$595	$364	$—	$211	$—	$153	$—	$4,039
Noncovered loans collectively evaluated for impairment	6,727	2,101	2,516	570	429	855	575	601	14,374
Covered loans individually evaluated for impairment	629	—	—	31	—	—	—	—	660
Covered loans collectively evaluated for impairment	18	7	14	13	—	—	57	—	109
Noncovered PCI loans collectively evaluated for impairment	2,294	348	359	216	291	98	638	—	4,244
Covered PCI loans collectively evaluated for impairment	1,094	998	2,073	270	789	—	174	—	5,398
December 30, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$12,330	$4,026	$8,338	$577	$5,558	$2,103	$949	$33,881
Noncovered loans collectively evaluated for impairment	496,746	456,353	611,484	80,941	44,721	68,407	201,806	1,960,458
Covered loans individually evaluated for impairment	3,646	277	—	—	—	—	7	3,930
Covered loans collectively evaluated for impairment	9,851	37,274	15,238	7,950	2,981	1,198	4,126	78,618
Noncovered PCI loans collectively evaluated for impairment	25,382	13,224	17,245	4,904	5,198	4,042	7,475	77,470
Covered PCI loans collectively evaluated for impairment	12,042	21,277	31,927	5,004	1,967	2,376	2,521	77,114
Total gross loans receivable as of June 30, 2014	$559,997	$532,431	$684,232	$99,376	$60,425	$78,126	$216,884	$2,231,471
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$10,990	$2,998	$7,423	$592	$4,684	$2,404	$778	$29,869
Noncovered loans collectively evaluated for impairment	308,771	273,192	385,771	38,722	15,008	44,894	38,592	1,104,950
Covered loans individually evaluated for impairment	3,761	—	—	450	—	—	7	4,218
Covered loans collectively evaluated for impairment	2,249	13,443	2,438	797	—	—	1,733	20,660
Noncovered PCI loans collectively evaluated for impairment	16,779	5,119	6,785	3,768	32	1,357	2,177	36,017
Covered PCI loans collectively evaluated for impairment	8,680	10,923	12,187	3,530	1,556	—	2,000	38,876
Total gross loans receivable as of December 31, 2013	$351,230	$305,675	$414,604	$47,859	$21,280	$48,655	$45,287	$1,234,590

(8)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$3,969	$5,353	$4,382	$7,100
Additions as a result of the Washington Banking Merger	7,407	—	7,407	—
Cash payments received or receivable from the FDIC	(2,365)	(881)	(2,741)	(2,361)
FDIC share of additional estimated losses	469	523	805	611
Net amortization	(360)	(242)	(733)	(597)
Balance at the end of the period	$9,120	$4,753	$9,120	$4,753

(9)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$4,284	$5,263	$4,559	$5,666
Additions	—	513	218	513
Additions from acquisitions	7,121	—	7,121	2,279
Proceeds from dispositions	(3,337)	(1,955)	(3,857)	(4,916)
Gain on sales, net	38	60	65	232
Valuation adjustment	—	(85)	—	22
Balance at the end of the period	$8,106	$3,796	$8,106	$3,796

(10)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of Washington Banking on May 1, 2014, Valley Community Bancshares on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The Company recorded additions of goodwill of $88.8 million during the three and six months ended June 30, 2014 as a result of the Washington Banking Merger. For additional information on the Washington Banking Merger, see "Note 2. Business Combination". There were no goodwill additions recorded during the three and six months ended June 30, 2013.
At June 30, 2014, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three and six months ended June 30, 2014. The Company did not record goodwill impairment charges for the three and six months ended June 30, 2013. Even though there was no goodwill impairment at June 30, 2014, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represents the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the acquisitions of Washington Banking, Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp acquisitions were estimated to be ten, ten, five, four, nine, and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$1,459	$1,127	$1,615	$1,086
Additions as a result of acquisitions	11,194	—	11,194	156
Amortization	(489)	(114)	(645)	(229)
Balance at the end of the period	$12,164	$1,013	$12,164	$1,013

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income:
Net income	$4,148	$2,690	$6,691	$5,575
Less: Dividends and undistributed earnings allocated to participating securities	(20)	(36)	(32)	(74)
Net income allocated to common shareholders	$4,128	$2,654	$6,659	$5,501
Basic:
Weighted average common shares outstanding	25,592,389	15,151,743	20,929,467	15,140,406
Less: Restricted stock awards	(166,577)	(171,542)	(182,051)	(179,104)
Total basic weighted average common shares outstanding	25,425,812	14,980,201	20,747,416	14,961,302
Diluted:
Basic weighted average common shares outstanding	25,425,812	14,980,201	20,747,416	14,961,302
Incremental shares from stock options	50,091	11,941	58,313	12,440
Total diluted weighted average common shares outstanding	25,475,903	14,992,142	20,805,729	14,973,742
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 23,204 and 32,940, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the three and six months ended June 30, 2013, anti-dilutive shares outstanding related to options to acquire common stock totaled 167,147 and 187,196, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. The following table summarizes the dividend activity for the six months ended June 30, 2014 and 2013.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
The FDIC and the Washington DFI have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System ("Federal Reserve Board") provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC.

(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares.
During the three and six months ended June 30, 2014 and 2013, the Company did not repurchase shares under the plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under the tenth stock repurchase plan as of June 30, 2014.
During the three and six months ended June 30, 2014, the Company repurchased 8,186 and 17,484 shares at an average price of $12.91 and $15.49 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2014, respectively. The Company repurchased 4,539 and 12,319 shares at an average price of $14.22 and $14.82 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2013, respectively.

(12)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with fair value of $18.9 million.
Washington Banking Master Trust, a statutory business trust, was a wholly-owned subsidiary of Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking Company. During 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company (now callable by Heritage). The trust preferred securities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The rate at June 30, 2014 was 1.79%.
On the merger date of May 1, 2014, the Company acquired the Washington Banking Master Trust. The Trust retained the Washington Banking Master Trust name.
The junior subordinated debentures are the sole assets of the Master Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Master Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Master Trust under the trust agreements.

(13)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares to satisfy share option exercises and restricted stock awards. As of June 30, 2014, 106,679 shares remain available for future issuances under stock-based compensation plans.
See "Note 16. Subsequent Events" for discussion of the Company's 2014 Omnibus Equity Plan approved subsequent to June 30, 2014.
(a) Stock Option Awards
For the three and six months ended June 30, 2014, the Company recognized compensation expense related to stock options of $4,000 and $20,000, respectively, with no related tax benefit for either period. For the three and six months ended June 30, 2013, the Company recognized compensation expense related to stock options of $21,000 and $42,000, respectively, with no related tax benefit for either period. As of June 30, 2014, all of the compensation expense related to the outstanding stock options had been recognized. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2014 was $201,000 and $427,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2013 was $9,000 and $37,000, respectively.

The following tables summarize the stock option activity for the six months ended June 30, 2014 and 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(3,300)	11.35
Forfeited or expired	(71,682)	22.56
Outstanding at June 30, 2013	225,676	$15.96	3.7	$240

Outstanding at December 31, 2013	194,482	$15.82
Granted (1)	90,248	10.72
Exercised	(38,844)	10.98
Forfeited or expired	(35,744)	23.66
Outstanding at June 30, 2014	210,142	$13.19	3.3	$677
Vested and expected to vest at June 30, 2014	210,142	$13.19	3.3	$677
Exercisable at June 30, 2014	210,142	$13.19	3.3	$677

(1)
Options granted during the six months ended June 30, 2014 represent only the stock options issued in conjunction with the Washington Banking Merger. See "Note 2. Business Combination" for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the three and six months ended June 30, 2014, the Company recognized compensation expense related to restricted and unrestricted stock awards of $263,000 and $539,000, respectively, and a related tax benefit of $92,000 and $189,000, respectively. For the three and six months ended June 30, 2013, the Company recognized compensation expense related to restricted and unrestricted stock awards of $471,000 and $722,000, respectively, and a related tax benefit of $165,000 and $253,000, respectively. As of June 30, 2014, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $1.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.01 years. The vesting date fair value of restricted stock awards that vested during the six months ended June 30, 2014 and 2013 was $1.1 million and $1.2 million, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the six months ended June 30, 2014 and 2013:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	99,790	14.26
Vested	(84,346)	15.62
Forfeited	(964)	15.52
Nonvested at June 30, 2013	204,150	$14.25

Nonvested at December 31, 2013	202,939	$14.29
Granted	10,168	16.72
Vested	(63,639)	14.39
Forfeited	(3,993)	14.28
Nonvested at June 30, 2014	145,475	$14.42

(14)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$(447)	$(224)	$(671)
Other comprehensive income before reclassification	2,022	15	2,037
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in income	(57)	—	(57)
Net current period other comprehensive income	1,965	15	1,980
Balance of AOCI at the end of period	$1,518	$(209)	$1,309

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	2,615	30	2,645
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in income	(174)	—	(174)
Net current period other comprehensive income	2,441	30	2,471
Balance of AOCI at the end of the period	$1,518	$(209)	$1,309

(1)	All amounts are net of tax.

	Three Months Ended June 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$1,700	$(284)	$1,416
Other comprehensive (loss) income before reclassification	(1,947)	22	(1,925)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive (loss) income	(1,947)	22	(1,925)
Balance of AOCI at the end of the period	$(247)	$(262)	$(509)

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(2,289)	36	(2,253)
Amounts reclassified from AOCI	—	—	—
Net current period other comprehensive (loss) income	(2,289)	36	(2,253)
Balance of AOCI at the end of the period	$(247)	$(262)	$(509)

(1)	All amounts are net of tax.

(15)	Fair Value Measurements
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
The following table summarizes the balances of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$14,228	$—	$14,228	$—
Municipal securities	145,202	—	145,202	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	488,068	—	488,068	—
Corporate obligations	3,003	—	3,003	—
Mutual funds and other equities	1,976	1,976	—	—
Total	$652,477	$1,976	$650,501	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	$—	$6,039	$—
Municipal securities	49,060	—	49,060	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	108,035	—	108,035	—
Total	$163,134	$—	$163,134	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 and the net losses (gains) recorded in earnings during three and six months ended June 30, 2014 and 2013.

	Basis (1)	Fair Value at June 30, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2014	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2014
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$7,250	$5,088	$—	$—	$5,088	$(79)	$81
Owner-occupied commercial real estate	2,054	1,679	—	—	1,679	(158)	(220)
Non-owner occupied commercial real estate	5,017	4,458	—	—	4,458	223	195
Total commercial business	14,321	11,225	—	—	11,225	(14)	56
One-to-four family residential	—	—			—	—	—
Real estate construction and land development:
One-to-four family residential	1,320	1,218	—	—	1,218	(32)	(42)
Five or more family residential and commercial properties	2,103	1,996	—	—	1,996	107	107
Total real estate construction and land development	3,423	3,214	—	—	3,214	75	65
Consumer	61	—	—	—	—	(1)	23
Total noncovered impaired loans	17,805	14,439	—	—	14,439	60	144
Covered impaired loans:
Commercial business:
Commercial and industrial	3,626	3,231	—	—	3,231	—	(234)
Owner-occupied commercial real estate	277	44	—	—	44	(155)	233
Total commercial business	3,903	3,275	—	—	3,275	(155)	(1)
Total covered impaired loans	3,903	3,275	—	—	3,275	(155)	(1)
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	25	25
Total	$21,744	$17,725	$—	$11	$17,714	$(70)	$168

(1)
Basis represents the unpaid principal balance of noncovered impaired and covered impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

	Basis (1)	Fair Value at December 31, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2013	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2013
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$4,850	$2,134	$—	$—	$2,134	$1,227	$2,271
Owner-occupied commercial real estate	1,880	1,285	—	—	1,285	87	517
Non-owner occupied commercial real estate	4,123	3,759	—	—	3,759	(29)	(41)
Total commercial business	10,853	7,178	—	—	7,178	1,285	2,747
One-to-four family residential	—	—	—	—	—	(2)	16
Real estate construction and land development:
One-to-four family residential	911	700	—	—	700	(70)	591
Five or more family residential and commercial properties	—	—	—	—	—	—	—
Total real estate construction and land development	911	700	—	—	700	(70)	591
Consumer	678	525	—	—	525	10	10
Total noncovered impaired loans	12,442	8,403	—	—	8,403	1,223	3,364
Covered impaired loans:
Commercial business:
Commercial and industrial	3,751	3,122	—	—	3,122	(1)	(2)
Non-owner occupied commercial real estate	—	—	—	—	—	—	—
Total commercial business	3,751	3,122	—	—	3,122	(1)	(2)
One-to-four family residential	450	419	—	—	419	(3)	(5)
Consumer	—	—	—	—	—	—	—
Total covered impaired loans	4,201	3,541	—	—	3,541	(4)	(7)
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	19	19	—	19	—	24	26
Other real estate owned:
Commercial properties	1,720	1,222	—	—	1,222	85	106
Total	$18,382	$13,185	$—	$19	$13,166	$1,328	$3,489

(1)
Basis represents the unpaid principal balance of noncovered impaired and covered impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$14,439	Market approach	Adjustment for differences between the comparable sales	(18.0%) - 3.0%; (5.7%)
Covered impaired loans	$3,275	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 0.0%; (25.0%)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$8,403	Market approach	Adjustment for differences between the comparable sales	(27.8%) - 19.1%; (7.6%)
Covered impaired loans	$3,541	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 0.0%; (25.0%)
Other real estate owned	$1,222	Market approach	Adjustment for differences between the comparable sales	(60.1)% - 13.6%; (35.2%)
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

	June 30, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$146,525	$146,525	$146,525	$—	$—
Other interest earning deposits	14,138	14,203	—	14,203	—
Investment securities available for sale	652,477	652,477	1,976	650,501	—
Investment securities held to maturity	38,768	39,539	—	39,539	—
Federal Home Loan Bank stock	12,547	N/A	N/A	—	—
Loans held for sale	7,378	7,529	—	7,529	—
Loans receivable, net of allowance for loan losses	2,200,711	2,274,865	—	—	2,274,865
Accrued interest receivable	9,315	9,315	2	2,526	6,787
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,245,885	$2,245,885	$2,245,885	$—	$—
Certificate of deposit accounts	620,657	621,695	—	621,695	—
Total deposits	$2,866,542	$2,867,580	$2,245,885	$621,695	$—
Securities sold under agreement to repurchase	$25,450	$25,450	$25,450	$—	$—
Junior subordinated debentures	18,973	18,973	—	—	18,973
Accrued interest payable	583	583	54	529	—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,400	$130,400	$130,400	$—	$—
Other interest earning deposits	15,662	15,747	—	15,747	—
Investment securities available for sale	163,134	163,134	—	163,134	—
Investment securities held to maturity	36,154	36,340	—	36,340	—
Federal Home Loan Bank stock	5,741	N/A	N/A	—	—
Loans receivable, net of allowance	1,203,096	1,218,192	—	—	1,218,192
Accrued interest receivable	5,462	5,462	26	910	4,526
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,089,759	$1,089,759	$1,089,759	$—	$—
Certificate of deposit accounts	309,430	311,065	—	311,065	—
Total deposits	$1,399,189	$1,400,824	$1,089,759	$311,065	$—
Securities sold under agreement to repurchase	$29,420	$29,420	$29,420	$—	$—
Accrued interest payable	$152	$152	$17	$135	$—

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
Loans Held for Sale:
The fair value of loans held for sale is estimated based upon binding contracts or quotes from third party investors. (Level 2).
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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt. At June 30, 2014, the fair value approximated the carrying value based on the valuation of the instrument completed at the Washington Banking Merger date (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(16)	Subsequent Events

On July 24, 2014, the shareholders and the Company approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") to which 1,500,000 shares of the Company's common stock may be issued pursuant to the Plan as under Nonqualified Stock Option Award Agreements, Restricted Stock Award Agreements and Restricted Stock Unit Award Agreements.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2014. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At June 30, 2014, we had total assets of $3.39 billion and total stockholders’ equity of $449.8 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investments, and interest expense, which is the amount we pay on our interest bearing liabilities, including primarily deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.
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

Recent Developments
We successfully completed the Washington Banking Merger on May 1, 2014. See "Note 2. Business Combination" for details of the transaction and events that comprised the Washington Banking Merger. Legacy Washington Banking results since May 1, 2014 are included in the results from operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the six months ended June 30, 2014 include two months of operations of legacy Washington Banking and six months of operations of the Company.

The Washington Banking Merger is consistent with our strategy of expanding our footprint along the I-5 corridor. We believe the Washington Banking Merger creates a more efficient organization by combining two culturally similar commercial banks. We anticipate the Washington Banking Merger will provide additional lending opportunities, increase our ability to gather and maintain low cost core deposits, generate substantial cost savings and create revenue enhancing opportunities.
As of June 30, 2014 the Company had 67 branching locations. The Company intends to continue executing its lending practices across the newly expanded market area. We will focus on commercial and consumer lending, including increased Small Business lending. In addition, the Washington Banking Merger provides us with a greater, more diversified non-interest income stream through increased mortgage banking and SBA lending operations.
In connection with the Washington Banking Merger, we announced a target of achieving cost savings of approximately 10% of the combined Company's noninterest expense. Cost savings resulting from the Washington Banking Merger will occur primarily through reductions in combined staffing levels and elimination of duplicate processes and third-party services. The cost savings are not expected to be fully realized until subsequent to the core system conversion which is anticipated to occur in the fourth quarter of 2014.
Results of operations for the three months and six months ended June 30, 2014 were significantly impacted by the costs associated with the Washington Banking Merger. For the three months and six months ended June 30, 2014, the Company incurred Washington Banking merger-related expenses of $5.3 million and $5.6 million, respectively. These expenses were primarily professional advisory fees, legal fees and contract termination fees.

Earnings Summary
Net income was $0.16 per diluted common share for the three months ended June 30, 2014 compared to $0.18 per diluted common share for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014 was $4.1 million compared to net income of $2.7 million for the same period in 2013. Net income was $0.32 per diluted common share for the six months ended June 30, 2014 compared to $0.37 per diluted common share for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014 was $6.7 million compared to net income of $5.6 million for the same period in 2013. The $1.5 million, or 54.2% increase in net income for the three months ended June 30, 2014 was primarily the result of the Washington Banking Merger, as well as a $617,000, or 47.2%, decrease in the total provision for loan losses. The $1.1 million, or 20.0%, increase in net income for the six months ended June 30, 2014 was primarily the result of the Washington Banking Merger as well as a $1.0 million decrease in the total provision for loan losses.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 80.9% for the three months ended June 30, 2014 from 71.1% for the three months ended June 30, 2013. The Company’s efficiency ratio increased to 79.7% for the six months ended June 30, 2014 from 72.0% for the six months ended June 30, 2013. The increase in the ratio for the three and six months ended June 30, 2014 is due primarily to the $14.0 million and $15.0 million, respectively, increase in noninterest expense as a result of the Washington Banking Merger. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio until such time the cost savings are realized. Expenses are expected to be more consistent with revenue in the future since these growth strategies are being implemented to produce long term positive results. The efficiency ratio for the three and six months ended June 30, 2014 was additionally affected by a trending decline in the net interest margin.

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
Net interest income increased $12.7 million, or 79.4%, to $28.6 million for the three months ended June 30, 2014, compared to $15.9 million for the same period in 2013. Net interest income increased $12.9 million, or 39.6%, to $45.3 million for the six months ended June 30, 2014, compared with $32.5 million for the same period in 2013. The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,878,496	$27,446	5.86%	$1,065,465	$16,028	6.03%
Taxable securities	343,571	1,812	2.11	105,687	404	1.53
Nontaxable securities	131,230	638	1.95	57,109	345	2.42
Other interest earning assets	170,087	127	0.30	97,425	82	0.34
Total interest earning assets	$2,523,384	$30,023	4.77%	$1,325,686	$16,859	5.10%
Noninterest earning assets	290,048			111,293
Total assets	$2,813,432			$1,436,979
Interest Bearing Liabilities:
Certificates of deposit	$520,269	$777	0.60%	$292,781	$614	0.84%
Savings accounts	241,461	52	0.09	134,697	42	0.13
Interest bearing demand and money market accounts	1,059,953	468	0.18	511,049	253	0.20
Total interest bearing deposits	1,821,683	1,297	0.29	938,527	909	0.39
FHLB advances and other borrowings	439	—	0.29	1	—	0.75
Securities sold under agreement to repurchase	24,409	15	0.26	14,831	10	0.26
Junior subordinated debentures	12,694	115	3.62	—	—	—
Total interest bearing liabilities	$1,859,225	$1,427	0.31%	$953,359	$919	0.39%
Demand and other noninterest bearing deposits	553,284			273,307
Other noninterest bearing liabilities	30,259			7,942
Stockholders’ equity	370,664			202,371
Total liabilities and stockholders’ equity	$2,813,432			$1,436,979
Net interest income		$28,596			$15,940
Net interest spread			4.46%			4.71%
Net interest margin			4.55%			4.82%
Average interest earning assets to average interest bearing liabilities			135.72%			139.05%
(1) Annualized

	Six Months Ended June 30, 2014
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,543,815	$43,897	5.73%	$1,053,475	$32,747	6.27%
Taxable securities	236,313	2,451	2.09	105,955	777	1.48
Nontaxable securities	102,324	1,074	2.12	55,526	680	2.47
Other interest earning assets	140,123	214	0.31	94,317	139	0.30
Total interest earning assets	$2,022,575	$47,636	4.75%	$1,309,273	$34,343	5.29%
Noninterest earning assets	213,794			112,617
Total assets	$2,236,369			$1,421,890
Interest Bearing Liabilities:
Certificates of deposit	$411,248	$1,330	0.65%	$299,027	$1,247	0.84%
Savings accounts	209,284	92	0.09	131,616	85	0.13
Interest bearing demand and money market accounts	817,057	729	0.18	497,311	515	0.21
Total interest bearing deposits	1,437,589	2,151	0.30	927,954	1,847	0.40
FHLB advances and other borrowings	221	—	0.30	1	—	0.75
Securities sold under agreement to repurchase	26,020	33	0.26	14,162	19	0.27
Junior subordinated debentures	6,382	115	3.62	—	—	—
Total interest bearing liabilities	$1,470,212	$2,299	0.32%	$942,117	$1,866	0.40%
Demand and other noninterest bearing deposits	449,134			268,166
Other noninterest bearing liabilities	22,408			10,036
Stockholders’ equity	294,615			201,571
Total liabilities and stockholders’ equity	$2,236,369			$1,421,890
Net interest income		$45,337			$32,477
Net interest spread			4.43%			4.89%
Net interest margin			4.52%			5.00%
Average interest earning assets to average interest bearing liabilities			137.57%			138.97%
(1) Annualized

The $12.7 million increase in net interest income for the three months ended June 30, 2014 compared to the same period in 2013 and the $12.9 million increase in the net interest income for the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of an increase in the interest and fees on loans as a result of the Washington Banking Merger. The average loans receivable for the six months ended June 30, 2014 was $1.54 billion compared to $1.05 billion for the six months ended June 30, 2013. A decrease in the contractual loan note rates caused the yield to decrease to 5.73% for the six months ended June 30, 2014 as compared to 6.27% for the same period in 2013, which partially offset the increase in the interest income on loans. The taxable securities and nontaxable securities' average balances increased as a result of the Washington Banking Merger, which also caused an increase in interest income earned on the securities. The yield increased on the taxable securities to 2.09% for the six months ended June 30, 2014 from 1.48% for the same period in 2013 and partially contributed to the increase in interest income. Although the average balance of interest bearing deposits increased $509.6 million, or 54.9%, to $1.44 billion for the six months ended June 30, 2014 from $928.0 million for the six months ended June 30, 2013, a decrease in the average rates to 0.30% from 0.40%, respectively, meant the interest expense on deposits only increased $304,000, or 16.5%, for the six months ended June 30, 2014. In connection with the Washington Banking Merger, the Company acquired junior subordinated debentures of Washington Banking. The average rate of these debentures for the three and six months ended June 30, 2014 was 3.62%. The effects of the incremental accretion income have also resulted in an increase in net interest income for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Net interest income as a percentage of average earning assets (net interest margin) for the three months ended June 30, 2014, decreased 27 basis points to 4.55% from 4.82% for the same period in 2013. The net interest margin for the six months ended June 30, 2014 decreased 48 basis points to 4.52% from 5.00% for the same period in 2013. The net interest spread for the three months ended June 30, 2014 decreased 25 basis points to 4.46% from 4.71% for the same period in 2013. The net interest spread decreased 46 basis points for the six months ended June 30, 2014 to 4.43% from 4.89% for the six months ended June 30, 2013.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest margin, excluding incremental accretion on purchased loans (1)	4.12%	4.37%	4.15%	4.42%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.43	0.45	0.37	0.58
Net interest margin	4.55%	4.82%	4.52%	5.00%
(1) The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.
The impact on net interest margin from incremental accretion on purchased loans decreased two basis points to 0.43% for the three months ended June 30, 2014 from 0.45% for the same period in 2013. While the dollar amount of incremental income increased to $2.7 million for the three months ended June 30, 2014 compared to $1.5 million for the three months ended June 30, 2013, the percentage impact decreased primarily as a result of an increase in the contractual interest income from the Washington Banking Merger. During the three and six months ended June 30, 2014, the Bank recorded $1.8 million of incremental income related to loans acquired in the Washington Banking Merger, primarily as a result of unanticipated prepayments of the newly acquired loans.
Total interest income increased $13.2 million, or 78.1%, to $30.0 million for the three months ended June 30, 2014, from $16.9 million for the three months ended June 30, 2013. Total interest income increased $13.3 million, or 38.7%, to $47.6 million for the six months end June 30, 2014 compared to $34.3 million for the same period in 2013. The increase in interest income for the three and six months ended June 30, 2014 was primarily due to the increase in interest and fees on loans as a result of the Washington Banking Merger. The increase in interest income on loans was partially offset by the decrease in the loans yields as a result of lower contractual note rates as a result of the lower interest rate environment.
The balance of average interest earning assets (including nonaccrual loans) increased $1.20 billion, or 90.3%, to $2.52 billion for the three months ended June 30, 2014, from $1.33 billion for the three months ended June 30, 2013. The balance of average interest earning assets (including nonaccrual loans) increased $713.3 million, or 54.5%, to $2.02 billion for the six months ended June 30, 2014, from $1.31 billion for the six months ended June 30, 2013. The increase in average interest earning assets for the three and six months ended June 30, 2014 is primarily due to the Washington Banking Merger. The Bank acquired $1.00 billion of fair value in loans and $458.3 million of fair value in investment securities in the Washington Banking Merger. The average loans receivable, net increased $813.0 million, or 76.3%, and $490.3 million, or 46.5%, during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.
The yield on total interest earning assets decreased 33 basis points to 4.77% for the three months ended June 30, 2014 from 5.10% for the three months ended June 30, 2013. The yield on total interest earning assets decreased 54 basis points to 4.75% for the six months ended June 30, 2014 from 5.29% for the six months ended June 30, 2013. The decrease in the yield on interest earning assets for the three and six months ended June 30, 2014 reflects the decrease in loan yields as a result of lower contractual loan rates from the lower interest rate environment. The Bank had also been experiencing a decline in the effects of discount accretion on loan yields until the Washington Banking Merger was completed. Without the effects of the Washington Banking Merger, the effect of the discount accretion on the loan yield would have decreased 36 basis points to 20 basis points for the three months ended June 30, 2014 compared to 56 basis points for the three months ended June 30, 2013. The effect of discount accretion on loan yields for the three months ended June 30, 2014 and June 30, 2013 was approximately 58 basis points and 56 basis points, respectively. The effect of discount accretion on loan yields for the six months ended June 30, 2014 and June 30, 2013 was approximately 48 basis points and 73 basis points, respectively. For the three months ended June 30, 2014 and June 30, 2013, noncovered nonaccrual loans reduced the yield earned on loans by approximately five basis points and six basis points, respectively. For the six months ended June 30, 2014 and June 30, 2013, noncovered nonaccrual loans reduced the yield earned on loans by approximately five basis points and seven basis points, respectively. Noncovered nonaccrual loans totaled $13.6 million at June 30, 2014 as compared to $7.7 million at December 31, 2013 and $12.6 million at June 30, 2013.
Total interest expense increased by $508,000, or 55.3%, to $1.4 million for the three months ended June 30, 2014 from $919,000 for the three months ended June 30, 2013. Total interest expense increased $433,000, or 23.2% to $2.3 million for the six months ended June 30, 2014 from $1.9 million for the same period in 2013. The increase in interest expense was attributable to the combination of higher average interest bearing liability balances, primarily as a result of the Washington Banking Merger, offset by lower average rates paid on those interest bearing liabilities.
The average cost of interest bearing liabilities decreased eight basis points to 0.31% for the three months ended June 30, 2014 from 0.39% for the three months ended June 30, 2013. The average cost of interest bearing liabilities decreased eight basis points to 0.32% for the six months ended June 30, 2014 from 0.40% for the same period in 2013. Total average interest bearing liabilities increased by $905.9 million, or 95.0%, to $1.86 billion for the three months ended June 30, 2014 from $953.4 million for the three months ended June 30, 2013. Total average interest bearing liabilities increased by $528.1 million, or 56.1%, to $1.47 billion for the six months ended June 30, 2014 from $942.1 million for the same period in 2013. The increase in average interest bearing liabilities for the three and six months ended June 30, 2014 was due primarily to the Washington Banking Merger which had approximately $1.43 billion in fair value of assumed interest bearing deposits and $18.9 million in fair value of assumed junior subordinated debentures.
Deposit interest expense increased $388,000, or 42.7%, to $1.3 million for the three months ended June 30, 2014 compared to $909,000 for the same quarter in 2013. The deposit interest expense increased $304,000, or 16.5%, to $2.2 million for the six months ended June 30, 2014 compared to $1.8 million for the same period in 2013. The increase in deposit interest expense for the three and six months ended June 30, 2014 is primarily a result of the increase in the average deposit balance, offset partially by a decreased in the deposit average rate to 0.30% for the six months ended June 30, 2014 from 0.40% for the same period in 2013. The increase in the average deposit balances for the three and six months ended June 30, 2014 is primarily the result of the Washington Banking Merger.
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
The provision for loan losses for noncovered loans increased $161,000, or 77.0%, to $370,000 for the three months ended June 30, 2014 from $209,000 for the three months ended June 30, 2013. The provision for loan losses for noncovered loans decreased $360,000, or 50.8%, to $349,000 for the six months ended June 30, 2014 from $709,000 for the same period in 2013. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The Bank had net charge-offs on noncovered loans of $821,000 for the three months ended June 30, 2014 compared to net charge-off $435,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014 and 2013, the Bank had net charge-off of $637,000 and $2.3 million, respectively.
Based on the change in mix and volume of the noncovered loan portfolio at June 30, 2014 compared to December 31, 2013, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses for noncovered loans of $370,000 for the three months ended June 30, 2014 and $349,000 for the six months ended June 30, 2014 was appropriate. The ratio of net charge-offs to average noncovered loans outstanding was 0.05% for the three months ended June 30, 2014 compared to 0.04% for the three months ended June 30, 2013.
The Bank has established a comprehensive methodology for determining the allowance for loan losses for noncovered loans, excluding noncovered PCI loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses.

For the noncovered PCI loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the noncovered PCI loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
The allowance for loan losses for noncovered loans, including noncovered PCI loans, decreased by $288,000, or 1.3%, to $22.4 million at June 30, 2014 from $22.7 million at December 31, 2013. As of June 30, 2014, the Bank identified $33.9 million of noncovered impaired loans, which included $20.3 million of noncovered performing troubled debt restructured loans. Of those noncovered impaired loans, $16.1 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $17.8 million have related allowances for credit losses totaling $3.4 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses for noncovered loans of $22.4 million at June 30, 2014 (1.08% of total noncovered loans and 164.62% of noncovered nonperforming loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This is compared to an allowance for loan losses for noncovered loans at December 31, 2013 of $22.7 million (1.94% of total noncovered loans and 292.80% of noncovered nonperforming loans). The 86 basis point decrease in the percentage of allowance for loan losses for noncovered loans to total noncovered loans to 1.08% at June 30, 2013 from 1.94% at December 31, 2014 was primarily the result of the Washington Banking Merger, whereas the Company acquired $893.8 million of noncovered loans for which no allowance for loan losses was established as the loans were accounted for at their fair value as of the May 1, 2014 merger date. The fair value adjustment for noncovered loans at May 1, 2014 was $11.9 million.
The following table outlines the allowance for loan losses on noncovered loans and related noncovered loan balances at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses for noncovered loans	$19,003	$18,618
Gross noncovered loans, excluding noncovered impaired loans	2,037,928	1,140,967
Percentage	0.93%	1.63%

Specific Valuation Allowance:
Allowance for loan losses for noncovered loans	$3,366	$4,039
Gross noncovered loan of impaired loans	33,881	29,869
Percentage	9.93%	13.52%

Total Allowance for Loan Losses:
Allowance for loan losses for noncovered loans	$22,369	$22,657
Gross noncovered loans	2,071,809	1,170,836
Percentage	1.08%	1.94%
The provision for loan losses on covered loans are calculated in the same manner as the noncovered loans described above. The related provision for loan losses on the covered loans is recorded at the gross amount regardless of the portion of the estimated losses covered by the FDIC shared-loss agreements. The offset to this potential loss is included in the change in the FDIC indemnification asset. For the three months ended June 30, 2014, the provision for loan losses on covered loans totaled $321,000, a decrease of $778,000, or 70.8%, compared to $1.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for loan losses on covered loans totaled $800,000, a decrease of $657,000, or 45.1%, compared to $1.5 million for the six months ended June 30, 2013. During the three months ended June 30, 2014, the provision for loan losses reflected the resolution of three covered PCI loans to one borrower. The FDIC indemnification asset was increased through noninterest income as a result of the estimated losses. The provision expense for the three months ended June 30, 2013 was due substantially to one borrower who experienced financial difficulties during the period and whose collateral decreased in value. The need for a greater provision expense for the three months ended June 30, 2013 was partially offset by covered PCI loans that experienced cash flows that were better than expected for the prior period, which generated a reversal of a portion of the previously recorded allowance for loan losses for certain pools.
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

Noninterest Income
Total noninterest income increased $2.4 million, or 102.8%, to $4.8 million for the three months ended June 30, 2014 compared to $2.4 million for the same period in 2013. Total noninterest income increased $2.4 million, or 52.7%, to $7.1 million for the six months ended June 30, 2014 compared to $4.6 million for the six months ended June 30, 2013. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended June 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$2,777	$1,432	$1,345	93.9%
Merchant Visa income, net	316	211	105	49.8
Change in FDIC indemnification asset	109	281	(172)	(61.2)
Gain on sale of investment securities, net	87	—	87	100.0
Gain on sale of loans, net	233	—	233	100.0
Other income	1,258	433	825	190.5
Total noninterest income	$4,780	$2,357	$2,423	102.8%

	Six Months Ended June 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$—	$399	$(399)	(100.0)%
Service charges and other fees	4,175	2,785	1,390	49.9
Merchant Visa income, net	561	384	177	46.1
Change in FDIC indemnification asset	72	14	58	414.3
Gain on sale of investment securities, net	267	—	267	100.0
Gain on sale of loans, net	233	—	233	100.0
Other income	1,779	1,059	720	68.0
Total noninterest income	$7,087	$4,641	$2,446	52.7%
Service charges and other fees increased $1.3 million, or 93.9%, for the three months ended June 30, 2014 and $1.4 million, or 49.9%, for the six months ended June 30, 2014 compared to the same periods in 2013 as a result of the Washington Banking Merger. The service charges are primarily the result of customer (loan and deposit) balance increases. On the effective date of the Washington Banking Merger, the Bank acquired fair value of $1.00 billion in loans and assumed fair value of $1.43 billion of deposits. This is compared to the March 31, 2014 Heritage Bank balances of $1.21 million loans, net of allowance for loan losses and $1.40 billion of deposits.
Gain on sale of investment securities, net was $87,000 and $267,000 for the three and six months ended June 30, 2014, respectively. During the three months ended June 30, 2014, the Company received approximately $117.7 million in proceeds from the sale of investment securities available for sale in order to restructure the investment securities portfolio obtained in the Washington Banking Merger. During the three months ended March 31, 2014, the Company sold numerous investment securities available for sale resulting in proceeds of approximately $40.3 million. For the six months ended June 30, 2014, the total proceeds from sale of investment securities available for sale was $158.0 million. In addition, approximately $181.6 million and $206.1 million of investment securities available for sale were purchased during the three and six months ended June 30, 2014. These purchases were primarily mortgage-backed securities and municipal bonds. There was no gain on sale of investment securities for the three or six months ended June 30, 2013 as no investment securities available for sale were sold during these periods.
Other income increased $825,000, or 190.5%, to $1.3 million for the three months ended June 30, 2014 from $433,000 for the three months ended June 30, 2013 and increased $720,000, or 68.0%, to $1.8 million for the six months ended June 30, 2014 from $1.1 million for the same period in 2013. The increase was primarily a result of loan loss recoveries of Washington Banking loans which were charged-off prior to consummation of the Washington Banking Merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the May 1, 2014 effective date of the Washington Banking Merger. Other income also included $95,000 of bank owned life insurance valuation increases for the three and six months ended June 30, 2014. The Company did not have bank owned life insurance during the three and six months ended June 30, 2013.
The change in FDIC indemnification asset caption includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans. The change in FDIC indemnification asset during the three months ended June 30, 2014 was primarily due to a $469,000 increase in the FDIC share of additional estimated losses as a result of the resolution of three covered loans during the period, which also caused the increase in the provision for loan losses for the same period. Under the symmetrical accounting for acquired covered loans, an increase in the provision for loan losses on covered loans will generally have a related increase in the FDIC share of additional estimated losses. For the six months ended June 30, 2014, the FDIC indemnification asset increased by $805,000 as a result of the FDIC share of additional estimated losses. The increase in the FDIC indemnification asset was partially offset by amortization of the FDIC indemnification asset of $360,000 and $733,000 for the three and six months ended June 30, 2014, respectively.
The bargain purchase gain on bank acquisition of $399,000 for the six months ended June 30, 2013 was the result of the Northwest Commercial Bank Acquisition in January 2013. There were no acquisitions for the three months ended June 30, 2013. The Washington Banking Merger which occurred during the three and six months ended June 30, 2014 resulted in $88.8 million of goodwill, rather than a bargain purchase gain.

Noninterest Expense
Noninterest expense increased $14.0 million, or 107.5%, to $27.0 million during the three months ended June 30, 2014 compared to $13.0 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest expense increased $15.0 million, or 56.3%, to $41.8 million from $26.7 million for the same period in 2013. The following table presents the change in the key components of noninterest expense for the periods noted.

	Three Months Ended June 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$12,779	$7,617	$5,162	67.8%
Occupancy and equipment	2,816	1,995	821	41.2
Data processing	4,003	720	3,283	456.0
Marketing	496	386	110	28.5
Professional services	3,230	640	2,590	404.7
State and local taxes	554	305	249	81.6
Impairment loss on investment securities, net	37	24	13	54.2
Federal deposit insurance premium	460	275	185	67.3
Other real estate owned, net	214	5	209	4,180.0
Amortization of intangible assets	489	114	375	328.9
Other expense	1,915	926	989	106.8
Total noninterest expense	$26,993	$13,007	$13,986	107.5%

	Six Months Ended June 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$20,790	$15,206	$5,584	36.7%
Occupancy and equipment	5,433	3,915	1,518	38.8
Data processing	4,999	1,856	3,143	169.3
Marketing	1,001	712	289	40.6
Professional services	4,060	1,670	2,390	143.1
State and local taxes	803	584	219	37.5
Impairment loss on investment securities, net	45	26	19	73.1
Federal deposit insurance premium	712	507	205	40.4
Other real estate owned, net	266	(98)	364	371.4
Amortization of intangible assets	645	229	416	181.7
Other expense	3,018	2,120	898	42.4
Total noninterest expense	$41,772	$26,727	$15,045	56.3%
The increase in total noninterest expense for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 was due primarily to increased expenses related to 2013 Company initiatives. These initiatives included the Washington Banking Merger, NCB and Valley Acquisitions, all of which are discussed in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Additionally, the Company completed a core system conversion in the fourth quarter of 2013, converting from the FiServ Total Plus core system that had been in place for 18 years, to FiServ's DNA platform, which provides a variety of efficiencies in all of the Bank's operation areas. The consolidation by the Company of three of Heritage Bank's existing branches to nearby branches also occurred in the fourth quarter of 2013. The table below includes each of the Company's major initiatives, as well as the direct costs associated with the initiatives, for the three and six months ended June 30, 2014 and 2013. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payments made in conjunction with these initiatives. The amounts do not include the costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Company Initiatives:
NCB Acquisition	$—	$74	$—	$782
Central Valley Bank merger	—	6	—	129
Valley Acquisition	12	232	442	354
Core system conversion	17	78	39	78
Consolidation of existing branches	—	—	11	—
Washington Banking Merger	5,287	—	5,617	—
Total expense	$5,316	$390	$6,109	$1,343

The following table further segregates the Company's initiative costs by financial statement caption.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Expense Caption:
Compensation and employee benefits	$98	$1	$98	$99
Occupancy and equipment	2	60	432	93
Data processing	2,567	10	2,581	516
Marketing	—	33	—	33
Professional services	2,607	227	2,920	543
Other expense	42	59	78	59
Total expense	$5,316	$390	$6,109	$1,343
The types of expenses associated with the significant expense categories in the table above are summarized as follows:
•Compensation and employee benefits expense consisted substantially of retention bonus and severance packages paid to transition employees.
•Occupancy and equipment expense consisted primarily of lease termination costs.
•Data processing expense consisted of costs relating to the Company’s core system conversion as well as system conversions of NCB and Valley Bank and the preparation for the future conversion of Whidbey Island Bank.
•Professional services expense includes fees paid to financial advisors, attorneys, and accountants, and consultant fees related to mergers and acquisitions and to the core system conversion.
Compensation and employee benefits increased $5.2 million, or 67.8%, to $12.8 million during the three months ended June 30, 2014 compared to $7.6 million during the three months ended June 30, 2013. For the six months ended June 30, 2014, compensation and employee benefits increased $5.6 million, or 36.7%, to $20.8 million from $15.2 million for the same period in 2013. The increase in the three and six months ended June 30, 2014 is primarily the result of the increase in the number of full-time equivalent employees as a result of the Washington Banking Merger, which increased to 809 at June 30, 2014 from 361 at June 30, 2013. Occupancy and equipment increased $821,000, or 41.2%, to $2.8 million for the three months ended June 30, 2014 compared to $2.0 million for the same period in 2013. Occupancy and equipment increased $1.5 million, or 38.8%, to $5.4 million for the six months ended June 30, 2014 from $3.9 million for the six months ended June 30, 2013. The increase was primarily the result of lease costs associated with former Whidbey branches as well as direct costs as reflected in the table above. The increase in the occupancy and equipment expense for the three and six months ended June 30, 2014 also includes the non-direct costs which are the result of the branches acquired in the Valley Acquisition in July 2013. Data processing increased $3.3 million, or 456.0%, to $4.0 million for the three months ended June 30, 2014 from $720,000 for the same period in 2013. For the six months ended June 30, 2014, data processing expense increased $3.1 million, or 169.3%, to $5.0 million from $1.9 million for the same period in 2013. The data processing expense for the three and six months ended June 30, 2014 included servicing system termination fees related to the Washington Banking Merger as included in the initiatives table above as well as other non-direct costs from the Washington Banking Merger and the Valley Acquisition. Professional services increased $2.6 million, or 404.7%, to $3.2 million for the three months ended June 30, 2014 from $640,000 for the three months ended June 30, 2013. For the six months ended June 30, 2014, the professional services expense increased $2.4 million, or 143.1%, to $4.1 million from $1.7 million for the same period in 2013. The increase in professional services was related to the attorney, accountant and financial advisor fees in conjunction primarily with the Washington Banking Merger as included in the initiatives table above.
Other expense includes, but is not limited to, items such as courier services, travel expenses, telephone and other loan expenses. For the three months ended June 30, 2014, other expense increased $989,000, or 106.8%, to $1.9 million from $926,000 for the same period in 2013. Other expense increased $898,000, or 42.4%, to $3.0 million for the six months ended June 30, 2014 compared to $2.1 million for the six months ended June 30, 2013. The increase for the three and six months ended June 30, 2014 is primarily the result of increase in other loan costs, which is due to the increase in the loan balances as a result of the Washington Banking Merger. To a lessor extent, the increase in other expense is due to increases in telephone and courier services given the increase in employees and market area as a result of the Washington Banking Merger.

Income Tax Expense
Income tax expense increased by $252,000, or 19.5%, to $1.5 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013. Income tax expense increased $162,000, or 6.1%, to $2.8 million for the six months ended June 30, 2014 compared to $2.7 million for the same period in 2013. The Company’s effective tax rate was 27.1% for the three months ended June 30, 2014 compared to 32.4% for the same period in 2013 and 29.6% for the six months ended June 30, 2014 compared to 32.2% for the six months ended June 30, 2013. The increase in the Company’s income tax expense for the three and six months ended June 30, 2014 compared to prior periods in 2013 is due primarily to an increase in the pre-tax income, and was partially offset by tax credits. The decrease in the Company's effective tax rates for the three and six months ended June 30, 2014 compared to the same periods in 2013 was due primarily to the tax credits as a result of our second quarter of 2014 investment in a new markets tax credit partnership. An increase in non-deductible acquisition expenses related to the Washington Banking Merger partially offset the decrease in the Company's effective tax rates for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Financial Condition Overview
Total assets were $3.39 billion as of June 30, 2014 as compared to $1.66 billion as of December 31, 2013. The $1.73 billion, or 104.43%, increase was due primarily to the Washington Banking Merger. The total fair value of assets (including intangible assets and goodwill) acquired in the Washington Banking Merger was $1.75 billion. Excluding the $1.75 billion of fair value of total assets acquired and $43.4 million of cash consideration and capitalized stock issuance costs paid in connection with the Washington Banking Merger, the increase in total assets of $29.4 million was due primarily to an increase in investment securities available for sale of $31.0 million and a $23.2 million increase in prepaid expenses and other assets, of which $25.0 million related to an investment in a new market tax credit partnership. The increase in total assets was partially offset by a $13.7 million decrease in net covered loans receivable primarily as a result of significant loans principal payments during the six months ended June 30, 2014.
Deposits increased by $1.47 billion, or 104.9%, to $2.87 billion as of June 30, 2014 compared to $1.40 billion as of December 31, 2013. The increase in deposits was primarily the result of the Washington Banking Merger, for which the Bank assumed fair value of $1.43 billion of deposits. Total non-maturity deposits increased to 78.3% of total deposits at June 30, 2014 from 77.9% at December 31, 2013 and certificates of deposits decreased to 21.7% of total deposits at June 30, 2014 from 22.1% at December 31, 2013.
Securities sold under agreement to repurchase decreased $4.0 million, or 13.5%, to $25.5 million as of June 30, 2014 from $29.4 million as of December 31, 2013 primarily due to changes in customer balances.
The Company assumed fair value of $18.9 million in junior subordinated debentures in connection with the Washington Banking Merger. The Company also assumed $23.6 million in accrued expenses and other liabilities. Excluding these assumptions, the accrued expenses and other liabilities decreased $7.4 million to $30.8 million at June 30, 2014.
Total stockholders’ equity increased by $234.1 million, or 108.5%, to $449.8 million as of June 30, 2014 from $215.8 million at December 31, 2013. The increase during the six months ended June 30, 2014 was due primarily to issuance of common stock in the Washington Banking Merger of $226.8 million. The Company also recorded $6.7 million in net income and $2.5 million in other comprehensive income which was primarily the result of an increase in the fair value of investment securities available for sale, partially offset by $2.6 million in cash dividends. For the six months ended June 30, 2014, the Company additionally recorded $271,000 in stock repurchases, $559,000 in stock based compensation expense, and $460,000 related to the exercise of stock options net of tax affects. The Company’s capital position continues to remain strong at 13.3% of total assets as of June 30, 2014 and 13.0% as of December 31, 2013.
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2014 to June 30, 2014 taking into consideration the effects of the Washington Banking Merger.

	June 30, 2014	December 31, 2013	Change between December 31, 2013 and June 30, 2014	Washington Banking Merger, fair value at merger date	Change between December 31, 2013 and June 30, 2014, excluding the balances acquired in the Washington Banking Merger
Assets
Cash and cash equivalents (1)	$146,525	$130,400	$16,125	$31,591	$(15,466)
Other interest earning deposits	14,138	15,662	(1,524)	—	(1,524)
Investment securities	691,245	199,288	491,957	458,312	33,645
Loans held for sale	7,378	—	7,378	3,923	3,455
Noncovered loans receivable, net of allowance for loan losses	2,047,163	1,145,509	901,654	893,824	7,830
Covered loans receivable, net of allowance for loan losses	153,548	57,587	95,961	109,693	(13,732)
FDIC indemnification asset	9,120	4,382	4,738	7,407	(2,669)
Other real estate owned	8,106	4,559	3,547	7,121	(3,574)
Premises and equipment, net	66,255	34,348	31,907	31,776	131
Federal Home Loan Bank stock, at cost	12,547	5,741	6,806	7,064	(258)
Bank owned life insurance	32,614	—	32,614	32,519	95
Accrued interest receivable	9,315	5,462	3,853	4,944	(1,091)
Prepaid expenses and other assets	63,272	25,120	38,152	14,941	23,211
Other intangible assets, net	12,164	1,615	10,549	11,194	(645)
Goodwill	118,189	29,365	88,824	88,824	—
Total assets	$3,391,579	$1,659,038	$1,732,541	$1,703,133	$29,408

Liabilities
Deposits	$2,866,542	$1,399,189	$1,467,353	$1,433,894	$33,459
Junior subordinated debentures	18,973	—	18,973	18,937	36
Securities sold under agreement to repurchase	25,450	29,420	(3,970)	—	(3,970)
Accrued expenses and other liabilities	30,785	14,667	16,118	23,551	(7,433)
Total liabilities	2,941,750	1,443,276	1,498,474	1,476,382	22,092
Stockholders' equity			—		—
Common stock	366,158	138,659	227,499	226,751	748
Retained earnings	82,362	78,265	4,097	—	4,097
Accumulated other comprehensive income (loss), net	1,309	(1,162)	2,471	—	2,471
Total stockholders' equity	449,829	215,762	234,067	226,751	7,316
Total liabilities and stockholders' equity	$3,391,579	$1,659,038	$1,732,541	$1,703,133	$29,408

(1)
Includes the net impact of the cash and cash equivalents acquired from Washington Banking of $74.9 million less the $42.9 million of cash paid as part of the consideration paid for the Washington Banking Merger and $489,000 of capitalized stock issuance costs.

Lending Activities
As indicated in the table below, total loans receivable, net of net deferred loan fees increased $997.3 million, or 81.0%, to $2.23 billion at June 30, 2014 from $1.23 billion at December 31, 2013. Noncovered loans receivable, net of deferred loan fees increased $901.4 million, or 77.2%, to $2.07 billion at June 30, 2014 from $1.17 billion at December 31, 2013. Covered loans receivable increased by $95.9 million, or 150.4%, to $159.7 million at June 30, 2014 from $63.8 million at December 31, 2013. The increases in the noncovered and covered loan receivable balances for the six months ended June 30, 2014 is due primarily to the Washington Banking Merger. The Company acquired fair value of $893.8 million of noncovered loans receivable and $109.7 million of covered loans receivable on May 1,

2014. Excluding the fair value of the loans acquired in the Washington Banking Merger, the total loans receivable, net of net deferred loans fees would have decreased by $6.2 million, or 0.5%, from December 31, 2014.

	June 30, 2014	% of Total Noncovered	December 31, 2013	% of Total Noncovered
	(Dollars in thousands)
Noncovered loans receivable
Commercial business:
Commercial and industrial	$534,458	25.8%	$336,540	28.8%
Owner-occupied commercial real estate	473,603	22.9	281,309	24.1
Non-owner occupied commercial real estate	637,067	30.8	399,979	34.2
Total commercial business	1,645,128	79.5	1,017,828	87.1
One-to-four family residential mortgages	86,422	4.2	43,082	3.7
Real estate construction and land development:
One-to-four family residential	55,477	2.7	19,724	1.7
Multifamily residential and commercial properties	74,552	3.6	48,655	4.2
Total real estate construction and land development	130,029	6.3	68,379	5.9
Consumer	210,230	10.1	41,547	3.5
Gross noncovered loans receivable	2,071,809	100.1	1,170,836	100.2
Net deferred loan fees	(2,277)	(0.1)	(2,670)	(0.2)
Noncovered loans receivable, net	2,069,532	100.0%	1,168,166	100.0%
Covered loans receivable	159,662		63,754
Total loans receivable, net of net deferred loan fees	$2,229,194		$1,231,920

Nonperforming Assets
The following table describes our noncovered nonperforming assets at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Noncovered nonaccrual loans:
Commercial business	$8,889	$5,675
One-to-four family residential	328	340
Real estate construction and land development	3,673	1,045
Consumer	698	678
Total noncovered nonaccrual loans (1)(2)	13,588	7,738
Other real estate owned, noncovered	5,061	4,377
Total noncovered nonperforming assets	$18,649	$12,115
Noncovered troubled debt restructured performing loans:
Commercial business	$15,806	$15,735
One-to-four family residential	249	252
Real estate construction and land development	3,987	6,043
Consumer	251	101
Total noncovered troubled debt restructured performing loans (3)	$20,293	$22,131
Accruing noncovered loans past due 90 days or more (4)	538	6
Noncovered potential problem loans (5)	136,974	52,814
Allowance for loan losses for noncovered loans	22,369	22,657
Allowance for loan losses for noncovered loans to total noncovered loans, net	1.08%	1.94%
Allowance for loan losses for noncovered loans to noncovered nonperforming loans	164.62%	292.80%
Noncovered nonperforming loans to total noncovered loans	0.66%	0.66%
Noncovered nonperforming assets to total noncovered assets	0.58%	0.76%

(1)	$3.0 million and $2.6 million of noncovered nonperforming loans were considered troubled debt restructurings at June 30, 2014 and December 31, 2013, respectively.

(2)	$2.3 million and $1.7 million of noncovered nonperforming loans were guaranteed by government agencies at June 30, 2014 and December 31 2013, respectively.

(3)	$935,000 and $1.2 million of noncovered troubled debt restructured performing loans were guaranteed by government agencies at June 30, 2014 and December 31, 2013.

(4)	There were no noncovered accruing loans past due 90 days or more that were guaranteed by government agencies at June 30, 2014 or December 31, 2013.

(5)	$921,000 and $1.8 million of noncovered potential problem loans were guaranteed by government agencies at June 30, 2014 and December 31, 2013, respectively.

Noncovered nonperforming assets increased $6.5 million to $18.6 million, or 0.58% of total noncovered assets, at June 30, 2014 from $12.1 million, or 0.76% of total noncovered assets at December 31, 2013 due to an increase in both noncovered nonperforming loans and noncovered OREO. For the six months ended June 30, 2014, the increase in noncovered nonperforming loans was primarily the result of additions of noncovered nonperforming loans of $8.3 million ($1.4 million of which were previously classified as noncovered performing troubled debt restructured loans), partially offset by principal payments of $2.0 million, charge-off of $643,000, and transfers to OREO of $88,000. The noncovered OREO balance increased to $5.1 million at June 30, 2014 from $4.4 million at December 31, 2013 as a result of the addition of three noncovered OREO properties with fair value of $2.0 million acquired in the Washington Banking Merger and the addition of two foreclosed properties totaling $218,000, offset by the sale of nine properties with net proceeds of $1.6 million and a net gain of $65,000.
Noncovered performing TDR loans were $20.3 million and $22.1 million as of June 30, 2014 and December 31, 2013, respectively. The $1.8 million, or 8.3%, decrease in the restructured performing noncovered loans for the six months ended June 30, 2014 was primarily the result of loan payments and the $1.4 million of loans transferred to nonaccrual status, offset partially by advances and additions of loans restructured during the period. The advances are primarily related to one single family construction borrowing relationship. At June 30, 2014 and December 31, 2013, the Company had recorded $2.6 million and $3.0 million, respectively, in allowance for loan losses for the noncovered performing TDR loans.
Noncovered potential problem loans as of June 30, 2014 and December 31, 2013 were $137.0 million and $52.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $84.2 million, or 159.4%, increase in the noncovered potential problem loans was primarily the result of $83.0 million in noncovered potential problem loans at June 30, 2014 which were acquired in the Washington Banking Merger.

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
We calculate an appropriate ALL for the non-classified and classified performing loans in our loan portfolio, except PCI loans, by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.
For the PCI loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the PCI loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
While we believe we use the best information available to determine the allowance for loan losses under both methods, results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance allocations based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our allowance for noncovered loan losses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Month Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Noncovered loans receivable, net at the end of the period	$2,069,532	$1,034,107	$2,069,532	$1,034,107
Average noncovered loans receivable during the period	1,774,269	987,299	1,455,134	973,371
Allowance for loan losses for noncovered loans at the beginning of the period	22,820	22,837	22,657	24,242
Provision for loan losses for noncovered loans	370	209	349	709
Charge-offs:
Commercial business	(628)	(541)	(628)	(2,178)
One-to-four single family residential	—	—	—	(52)
Real estate construction and land development	(345)	(59)	(345)	(142)
Consumer	(179)	(62)	(242)	(314)
Total charge-offs	(1,152)	(662)	(1,215)	(2,686)
Recoveries:
Commercial business	269	190	501	300
Real estate construction and land development	43	32	43	32
Consumer	19	5	34	14
Total recoveries	331	227	578	346
Net recoveries (charge-offs)	(821)	(435)	(637)	(2,340)
Allowance for loan losses for noncovered loans at end of period	$22,369	$22,611	$22,369	$22,611
Allowance for loan losses for noncovered loans to total noncovered loans receivable, net	1.08%	2.19%	1.08%	2.19%
Ratio of net charge-offs during period to average noncovered loans receivable	(0.05)%	(0.04)%	(0.04)%	(0.24)%
The allowance for loan losses on noncovered loans decreased $242,000, or 1.1%, to $22.4 million at June 30, 2014 from $22.6 million at June 30, 2013. The allowance for loan losses on noncovered loans decreased during the period because of an improving trend of lower net charge-offs as well as the change in mix and volume of loan types.
The allowance for loan losses on noncovered loans decreased $288,000, or 1.3%, to $22.4 million at June 30, 2014 from $22.7 million as of December 31, 2013. The noncovered nonperforming loans increased to $13.6 million at June 30, 2014 from $7.7 million at December 31, 2013. Noncovered nonperforming loans to total noncovered loans was 0.66% at both June 30, 2014 and December 31, 2013, and the allowance for loan losses on noncovered loans to noncovered nonperforming loans was 164.62% at June 30, 2014 and 292.80% at December 31, 2013. The ratio of allowance for loan losses for noncovered loans to noncovered nonperforming loans decreased primarily due to the noncovered loans with specific reserves which were charged-off during the six months ended June 30, 2014.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2014.

Deposits and Other Borrowings
As indicated in the table below, total deposits increased $1.47 billion, or 104.9%, to $2.87 billion at June 30, 2014 from $1.40 billion at December 31, 2013.

	June 30, 2014	% of Total	December 31, 2013	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$669,017	23.3%	$349,902	25.0%
NOW accounts	723,889	25.3	352,051	25.2
Money market accounts	510,374	17.8	232,016	16.6
Savings accounts	342,605	11.9	155,790	11.1
Total non-maturity deposits	2,245,885	78.3	1,089,759	77.9
Certificate of deposit accounts	620,657	21.7	309,430	22.1
Total deposits	$2,866,542	100.0%	$1,399,189	100.0%
The increase in the deposits was primarily the result of the Washington Banking Merger. At May 1, 2014, the Bank assumed $1.43 billion of deposits from the merger, of which $1.09 billion were non-maturity deposits and $340.1 million were certificates of deposits. The Bank recorded a $1.7 million purchase price adjustment related to the Washington Banking certificates of deposits as the acquired deposits had rates greater than the current market. The majority of those certificates of deposits will mature within one year of the merger date, and the purchase price adjustment will be amortized into income over the life of the deposits. Since December 31, 2013, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $1.16 billion, or 106.1%, to $2.25 billion from $1.09 billion and certificate of deposit accounts have increased $311.2 million, or 100.6%, to $620.7 million from $309.4 million. Based on the Washington Banking Merger and the change in the mix and volume of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 21.7% at June 30, 2014 from 22.1% at December 31, 2013.
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2014, the Bank had securities sold under agreements to repurchase totaling $25.5 million, a decrease of $4.0 million, or 13.5%, from $29.4 million at December 31, 2013. The decrease is the result of customer activity during the period.
As part of the Washington Banking Merger, the Company has junior subordinated debentures with fair value of $18.9 million. The debentures have a par value of $25.0 million, and pay quarterly interest based on LIBOR plus 1.56%. The debentures mature in 2039.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2014, cash and cash equivalents totaled $146.5 million, or 4.32% of total assets. In addition, $7.0 million of the $14.1 million of other interest earning deposits are scheduled to mature within one year of June 30, 2014. The fair value of investment securities available for sale totaled $652.5 million at June 30, 2014; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many investment securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $6.8 million, or less than 0.20% of total assets. At June 30, 2014, the Bank maintained credit facilities with the FHLB of Seattle for $266.4 million and credit facilities with the Federal Reserve Bank for $53.7 million, of which there were no borrowings outstanding at June 30, 2014. The Bank also maintains lines of credit with Zions Bank, Wells Fargo, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $50.0 million as of June 30, 2014. There were no federal funds purchased as of June 30, 2014.

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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $6.8 million for the six months ended June 30, 2014, and primarily consisted of proceeds from loans held for sale of $9.3 million, net income of $6.7 million and depreciation and amortization of $4.8 million, partially offset by originations for loans held for sale of $12.6 million. During the six months ended June 30, 2014, net cash used in investing activities was $17.8 million, which consisted primarily of purchases of investment securities available for sale of $206.1 million and investment in a new markets tax credit partnership of $25.0 million, offset partially by proceeds from sales and maturities of investment securities available for sale of $175.9 million and net cash acquired in the Washington Banking Merger of $31.6 million. Net cash provided by financing activities was $27.1 million for the six months ended June 30, 2014, and primarily consisted of the net increase in deposits of $33.5 million, partially offset by a $4.0 decrease in the securities sold under repurchase agreements and $2.6 million payment of cash dividends on common stock.

Capital and Capital Requirements
Stockholders’ equity at June 30, 2014 was $449.8 million compared with $215.8 million at December 31, 2013. During the three and six months ended June 30, 2014, the Company issued common stock with fair value of $226.8 million related to the Washington Banking Merger. During the six months ended June 30, 2014, the Company realized net income of $6.7 million, declared cash dividends of $2.6 million, recorded $2.5 million in other comprehensive income, recorded stock-based compensation expense totaling $559,000, recorded $460,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $271,000.
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
Pursuant to minimum capital requirements of the FDIC, Heritage Bank was required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4.0% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4.0% and 8.0%, respectively. As of June 30, 2014 and December 31, 2013, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of June 30, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$107,309	4.0%	N/A	N/A	$337,131	12.6%
Tier 1 capital to risk-weighted assets	93,072	4.0	N/A	N/A	337,131	14.5
Total capital to risk-weighted assets	186,144	8.0	N/A	N/A	365,784	15.7
Heritage Bank
Tier 1 leverage capital to average assets	107,219	4.0	134,023	5.0	331,222	12.4
Tier 1 capital to risk-weighted assets	92,963	4.0	139,444	6.0	331,222	14.3
Total capital to risk-weighted assets	185,925	8.0	232,407	10.0	359,875	15.5

As of December 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$65,847	4.0%	N/A	N/A	$185,951	11.3%
Tier 1 capital to risk-weighted assets	47,853	4.0	N/A	N/A	185,951	15.5
Total capital to risk-weighted assets	95,706	8.0	N/A	N/A	201,076	16.8
Heritage Bank
Tier 1 leverage capital to average assets	65,831	4.0	82,288	5.0	182,543	11.1
Tier 1 capital to risk-weighted assets	47,807	4.0	71,710	6.0	182,543	15.3
Total capital to risk-weighted assets	95,613	8.0	119,517	10.0	197,656	16.5
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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 24, 2014, the Company’s Board of Directors declared a dividend of $0.09 per share payable on August 21, 2014 to shareholders of record on August 7, 2014.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Heritage and Heritage Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank, other than the matters described below.
On April 4, 2014, Washington Banking, its directors and Heritage entered into a Memorandum of Understanding (the “MOU”) with the plaintiffs providing the terms of an agreement in principle among Washington Banking, its directors, Heritage and the plaintiffs for the settlement of the putative shareholder class action lawsuit captioned In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA, pending before the Superior Court of the State of Washington in and for King County (the “Action”). The Action alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders in connection with the transactions contemplated by the Agreement and Plan of Merger, dated October 23, 2013 (the “Merger Agreement”), under which Washington Banking and Heritage combined their organizations in a strategic combination, with Washington Banking merging with and into Heritage. The Action also alleges, among other things, that Heritage aided and abetted the alleged breaches of fiduciary duties by Washington Banking's directors and that the public disclosures concerning the Washington Banking Merger are misleading in various respects.
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
The settlement of the Action did not affect the Washington Banking Merger consideration paid to Washington Banking’s shareholders in connection with the completion of the Washington Banking Merger on May 1, 2014.
Washington Banking, its directors and Heritage continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and Washington Banking and its directors and Heritage maintain that they have diligently complied with all applicable fiduciary duties, that the Proxy Statement is complete and accurate in all material respects and that no further disclosure is required under applicable law.  Washington Banking, its directors and Heritage entered into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the MOU, any settlement agreement or any public filing, including this Current Report on Form 10-Q, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained herein or in any public filing associated with the proposed settlement of the Action.

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
During the three and six months ended June 30, 2014 and 2013, the Company did not repurchase shares under the plan. In total, the Company has repurchased 596,900 shares at an average price of $15.70 per share under the tenth stock repurchase plan as of June 30, 2014.
During the three and six months ended June 30, 2014, the Company repurchased 8,186 and 17,484 shares at an average price of $12.91 and $15.49 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, the Company repurchased 4,539 and 12,319 shares at an average price of $14.22 and $14.82 to pay withholding taxes on restricted stock that vested during the three and six months ended June 30, 2013, respectively.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014— April 30, 2014	—	$0.00	7,205,348	160,100
May 1, 2014—May 31, 2014	1,345	15.59	7,205,348	160,100
June 1, 2014—June 30, 2014	6,841	12.39	7,205,348	160,100
Total	8,186	$12.91	7,205,348	160,100

(1)
Common shares repurchased by the Company between April 1, 2014 and June 30, 2014 included only the cancellation of 8,186 shares of restricted stock to pay withholding taxes at an average price per share of $12.91.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Exhibit No.
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage Bank and David A. Spurling (16)

11	Statement regarding computation of earnings per share (17)

14.0	Code of Ethics and Conduct Policy (18)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements (19)

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Included in this Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Reference is made to Note 11—Stockholders' Equity in the Selected Notes to Condensed Consolidated Financial Statements under Part 1 Item 1 herein.

(18)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

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

HERITAGE FINANCIAL CORPORATION

Date:
August 8, 2014	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
August 8, 2014	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.