Form 10-Q
period 2014-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2014-11-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 30, 2014 there were 30,255,743 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
September 30, 2014

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("Division") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, or change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC") including our Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2014 and December 31, 2013
(Dollars in thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash on hand and in banks	$64,609	$40,162
Interest earning deposits	145,541	90,238
Cash and cash equivalents	210,150	130,400
Other interest earning deposits	13,129	15,662
Investment securities available for sale, at fair value	682,651	163,134
Investment securities held to maturity (fair value of $39,029 and $36,340, respectively)	38,213	36,154
Loans held for sale	4,641	—
Noncovered loans receivable, net	2,064,050	1,168,166
Allowance for loan losses for noncovered loans	(22,220)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	2,041,830	1,145,509
Covered loans receivable, net	138,833	63,754
Allowance for loan losses for covered loans	(6,122)	(6,167)
Covered loans receivable, net of allowance for loan losses	132,711	57,587
Total loans receivable, net	2,174,541	1,203,096
FDIC indemnification asset	5,138	4,382
Other real estate owned ($2,784 and $182 covered by FDIC shared-loss agreements, respectively)	6,872	4,559
Premises and equipment, net	65,787	34,348
Federal Home Loan Bank stock, at cost	12,363	5,741
Bank owned life insurance	32,760	—
Accrued interest receivable	9,987	5,462
Prepaid expenses and other assets	64,616	25,120
Other intangible assets, net	11,561	1,615
Goodwill	118,911	29,365
Total assets	$3,451,320	$1,659,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$2,903,069	$1,399,189
Junior subordinated debentures	19,027	—
Securities sold under agreement to repurchase	35,390	29,420
Accrued expenses and other liabilities	42,183	14,667
Total liabilities	2,999,669	1,443,276
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,252,114 and 16,210,747 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	365,006	138,659
Retained earnings	86,699	78,265
Accumulated other comprehensive loss, net	(54)	(1,162)
Total stockholders’ equity	451,651	215,762
Total liabilities and stockholders’ equity	$3,451,320	$1,659,038
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$31,841	$17,505	$75,738	$50,252
Taxable interest on investment securities	2,212	518	4,663	1,296
Nontaxable interest on investment securities	855	428	1,928	1,108
Interest and dividends on other interest earning assets	123	82	338	220
Total interest income	35,031	18,533	82,667	52,876
INTEREST EXPENSE:
Deposits	1,534	939	3,685	2,786
Junior subordinated debentures	171	—	285	—
Other borrowings	19	13	52	32
Total interest expense	1,724	952	4,022	2,818
Net interest income	33,307	17,581	78,645	50,058
Provision for loan losses for noncovered loans	567	875	916	1,584
Provision for loan losses for covered loans	27	203	827	1,660
Total provision for loan losses	594	1,078	1,743	3,244
Net interest income after provision for loan losses	32,713	16,503	76,902	46,814
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	—	—	399
Service charges and other fees	3,524	1,609	7,700	4,395
Merchant Visa income, net	278	259	839	642
Change in FDIC indemnification asset	(647)	(350)	(575)	(336)
(Loss) gain on sale of investment securities, net	(13)	—	254	—
Gain on sale of loans, net	742	—	975	142
Other income	1,599	1,064	3,377	1,980
Total noninterest income	5,483	2,582	12,570	7,222
NONINTEREST EXPENSE:
Compensation and employee benefits	15,579	8,014	36,369	23,220
Occupancy and equipment	3,978	2,190	9,412	6,105
Data processing	1,978	953	6,977	2,809
Marketing	841	477	1,843	1,189
Professional services	1,113	862	5,173	2,532
State and local taxes	576	292	1,378	876
Impairment loss on investment securities, net	—	—	45	26
Federal deposit insurance premium	403	237	1,115	744
Other real estate owned, net	650	(162)	915	(260)
Amortization of intangible assets	603	157	1,248	386
Other expense	2,642	1,265	5,661	3,383
Total noninterest expense	28,363	14,285	70,136	41,010
Income before income taxes	9,833	4,800	19,336	13,026
Income tax expense	2,765	1,510	5,577	4,161
Net income	$7,068	$3,290	$13,759	$8,865
Basic earnings per common share	$0.23	$0.20	$0.57	$0.57
Diluted earnings per common share	$0.23	$0.20	$0.57	$0.57
Dividends declared per common share	$0.09	$0.18	$0.25	$0.34
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,068	$3,290	$13,759	$8,865
Change in fair value of securities available for sale, net of tax of $(744), $(100), $663 and $(1,332), respectively	(1,384)	(185)	1,231	(2,474)
Reclassification adjustment of net loss (gain) from sale of available for sale securities included in income, net of tax of $4, $0, $(89) and $0, respectively	8	—	(166)	—
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $9, $7, $27 and $26, respectively	13	12	43	48
Other comprehensive income (loss)	(1,363)	(173)	1,108	(2,426)
Comprehensive income	$5,705	$3,117	$14,867	$6,439
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	100	—	—	—	—
Stock option compensation expense	—	55	—	—	55
Exercise of stock options (including excess tax benefits from nonqualified stock options)	17	166	—	—	166
Restricted stock compensation expense	—	926	—	—	926
Excess tax benefits from restricted stock	—	72	—	—	72
Common stock repurchased	(557)	(8,820)	—	—	(8,820)
Net income	—	—	8,865	—	8,865
Other comprehensive loss, net of tax	—	—	—	(2,426)	(2,426)
Common stock issued in business combination	1,533	24,195	—	—	24,195
Cash dividends declared on common stock ($0.34 per share)	—	—	(5,376)	—	(5,376)
Balance at September 30, 2013	16,211	$138,426	$78,851	$(682)	$216,595

Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	124	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including excess tax benefits from nonqualified stock options)	71	766	—	—	766
Restricted stock compensation expense	—	896	—	—	896
Excess tax benefits from restricted stock	—	60	—	—	60
Common stock repurchased	(127)	(2,119)	—	—	(2,119)
Net income	—	—	13,759	—	13,759
Other comprehensive income, net of tax	—	—	—	1,108	1,108
Common stock issued in business combination	13,973	226,724	—	—	226,724
Cash dividends declared on common stock ($0.25 per share)	—	—	(5,325)	—	(5,325)
Balance at September 30, 2014	30,252	$365,006	$86,699	$(54)	$451,651
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,759	$8,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,043	3,996
Changes in net deferred loan fees, net of amortization	(1,200)	419
Provision for loan losses	1,743	3,244
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	209	1,960
Restricted and unrestricted stock compensation expense	896	926
Stock option compensation expense	20	55
Excess tax benefits from stock options and restricted and unrestricted stock	(60)	(72)
Amortization of intangible assets	1,248	386
Bargain purchase gain on bank acquisition	—	(399)
Gain on sale of investment securities, net	(254)	—
Impairment loss on investment of securities, net	45	26
Origination of loans held for sale	(35,046)	(6,784)
Gain on sale of loans, net	(975)	(142)
Proceeds from sale of loans	35,303	8,602
Earnings on bank owned life insurance	(241)	—
Valuation adjustment on other real estate owned	—	23
Loss (gain) on other real estate owned, net	312	(307)
Loss (gain) on sale or write-off of furniture, equipment and leasehold improvements	466	(596)
Net cash provided by operating activities	25,268	20,202
Cash flows from investing activities:
Loans originated, net of principal payments	30,363	(46,311)
Maturities of other interest earning deposits	2,487	272
Maturities of investment securities available for sale	37,480	43,272
Maturities of investment securities held to maturity	1,003	1,561
Purchase of investment securities available for sale	(251,200)	(38,155)
Purchase of investment securities held to maturity	(3,313)	(3,625)
Purchase of premises and equipment	(3,330)	(4,300)
Proceeds from sales of other real estate owned	5,173	5,590
Proceeds from sales of investment securities available for sale	158,640	—
Proceeds from redemption of FHLB stock	442	154
Proceeds from sale of premises and equipment	835	700
Investment in new market tax credit partnership	(25,000)	—
Net cash received from acquisitions	31,564	18,260
Net cash used in investing activities	(14,856)	(22,582)
Cash flows from financing activities:
Net increase in deposits	69,986	40,559
Common stock cash dividends paid	(5,325)	(5,376)
Net increase in securities sold under agreement to repurchase	5,970	6,634
Proceeds from exercise of stock options	766	166
Excess tax benefits from stock options and restricted and unrestricted stock	60	72

	Nine Months Ended September 30,
	2014	2013
Repurchase of common stock	(2,119)	(8,820)
Net cash provided by financing activities	69,338	33,235
Net increase in cash and cash equivalents	79,750	30,855
Cash and cash equivalents at beginning of period	130,400	104,268
Cash and cash equivalents at end of period	$210,150	$135,123

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,667	$2,770
Cash paid for income taxes	11,952	3,074

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$677	$1,740
Seller-financed sale of other real estate owned	—	250
Investment in low income housing tax credit partnership and related funding commitment	4,400	—
Purchases of investment securities available for sale not settled	9,365	—
Common stock issued for business combinations	226,724	24,195
Assets acquired (liabilities assumed) in acquisitions:
Other interest earning deposits	—	14,869
Investment securities available for sale	458,312	34,197
Investment securities held to maturity	—	22,908
Loans held for sale	3,923	—
Noncovered loans receivable	895,978	168,580
Covered loans receivable	107,050	—
Other real estate owned	7,121	2,279
Premises and equipment	31,776	6,772
Federal Home Loan Bank stock	7,064	454
FDIC indemnification asset	7,174	—
Accrued interest receivable	4,943	697
Bank owned life insurance	32,519	—
Prepaid expenses and other assets	15,194	4,347
Other intangible assets	11,194	1,072
Deposits	(1,433,894)	(267,445)
Junior subordinated debentures	(18,937)	—
Accrued expenses and other liabilities	(23,803)	(1,528)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its sixty-seven branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) into the Company and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey") into Heritage Bank. This merger was effective on May 1, 2014 and is referred to as the "Washington Banking Merger". The strategic merger is described in more detail in "Note 2 - Business Combination." The Washington Banking results since May 1, 2014 are included in this Quarterly Report on Form 10-Q.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates. In particular, estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased credit impaired loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are especially subject to change.
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

Covered Loans Receivable: Covered loans are those that are covered by FDIC shared-loss agreements. These include the majority of loans from the Company's acquisition of Cowlitz Bank and certain loans from the Washington Banking Merger, which included loans from Washington Banking's acquisitions of City Bank and North County Bank. The same accounting principles applicable to noncovered loans receivable apply to covered loans receivable, with the added benefit of shared-loss agreements.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2013 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2013 Annual Form 10-K. As a result of the Washington Banking Merger, the Company has added an additional significant accounting policy which is described below.
Bank Owned Life Insurance: The Company acquired in the Washington Banking Merger fair value of $32.5 million in bank owned life insurance (“BOLI”). These policies insure the lives of certain current officers or former Whidbey officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the issuance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, was issued in January 2014.  The objective of this amendment is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The standard will be effective for the Company beginning January 1, 2015; however, early adoption is permitted. The Company is currently reviewing the provisions of this Update to determine the impacts it may have on the Company’s financial condition or results of operations.
FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was issued in January 2014. This Update intends to reduce variations in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendment states that the real estate property should be recognized upon either the creditor obtaining legal title or the borrower conveying all interest through a deed in lieu of foreclosure or similar legal agreement. These amendments are effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendments in the first quarter of 2014. The adoption did not have an impact on the Company's Condensed Consolidated Financial Statements.
FASB ASU 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

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
The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.
FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements, such as secured borrowings. The guidance eliminates sale accounting and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in this Update require new and expanded disclosures that are effective for interim or annual reporting periods beginning after December 15, 2014. Early adoption for a public company is prohibited. The Company does not anticipate the adoption of this Update will have a material impact on its Condensed Consolidated Financial Statements.
FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014 to reduce the diversity of classification of government-guaranteed mortgages upon foreclosure. The Update requires that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendment in the third quarter of 2014. The adoption did not have an impact on the Company's Condensed Consolidated Financial Statements.

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
Under the terms of the merger agreement, Washington Banking shareholders received 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. Based on the closing price of Heritage common stock of $16.16 on April 30, 2014, the fair value of the per share merger consideration paid to Washington Banking shareholders was approximately $224.2 million for 13,870,716 shares issued, net of dissenters who opted to receive cash in leiu of shares. The Company also paid $42.9 million in cash and incurred $489,000 in capitalized stock issuance costs. The terms of the merger agreement also stipulated immediate vesting of the Washington Banking options and restricted stock awards units. The estimated fair value of the 90,358 converted options issued was $481,000. The estimated fair value of the converted 129,462 restricted stock award units, of which 26,783 shares were surrendered at the request of the Washington Banking shareholders to pay applicable taxes, was approximately $2.1 million. The total consideration paid by the Company in conjunction with the Washington Banking Merger was $270.1 million and the total shares issued were 13,973,395.
The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
The Washington Banking Merger resulted in $89.5 million of goodwill. This goodwill is not deductible for tax purposes. During the three months ended September 30, 2014, the Company recorded an adjustment to increase goodwill by $722,000 related to a $489,000 correction of the fair value of consumer loans, a $233,000 decrease in the

FDIC indemnification asset, a $252,000 correction of the net receivable from the FDIC for losses on covered assets and a $252,000 change in deferred taxes for these items.
During the three and nine months ended September 30, 2014, the Company incurred Washington Banking merger-related costs (including data conversion costs) of approximately $1.3 million and $7.4 million, respectively. The Company incurred Washington Banking merger-related costs of $234,000 during the three and nine months ended September 30, 2013. The Company also incurred merger-related costs of $238,000 and $1.5 million for the three and nine months ended September 30, 2013, respectively, in connection with the acquisitions of Northwest Commercial Bank and Valley Community Bancshares and in the merger of is subsidiary bank, Central Valley Bank, as discussed in the 2013 Annual Form 10-K.
Business Combination Accounting
The Washington Banking Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the Washington Banking Merger. Accordingly, the preliminary estimates of fair values of the Washington Banking assets, including the identifiable intangible assets, and the assumed liabilities in the Washington Banking Merger were measured and recorded as of May 1, 2014, the effective date of the merger. The Company expects to finalize the purchase price allocation by December 31, 2014 when the valuation of acquired noncovered and covered loans, and related indemnification asset, is complete.
The preliminary fair value estimates of the assets acquired and liabilities assumed in the Washington Banking Merger were as follows:

May 1, 2014
(In thousands)
Assets
Cash and cash equivalents	$74,947
Investment securities available for sale	458,312
Loans held for sale	3,923
Noncovered loans receivable	895,978
Covered loans receivable	107,050
FDIC indemnification asset	7,174
Other real estate owned ($5,122 covered by FDIC shared-loss agreements)	7,121
Federal Home Loan Bank stock	7,064
Premises and equipment	31,776
Bank owned life insurance	32,519
Other intangible assets	11,194
Prepaid expenses and other assets	20,137
Total assets acquired	1,657,195
Liabilities
Deposits	1,433,894
Junior subordinated debentures	18,937
Accrued expenses and other liabilities	23,803
Total liabilities assumed	1,476,634
Net assets acquired	$180,561

A summary of the net assets purchased, the preliminary estimated fair value adjustments and resulting goodwill recognized from the Washington Banking Merger are presented in the following tables. Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

May 1, 2014
(In thousands)
Cost basis of net assets on merger date	$181,782
Consideration transferred	(270,107)
Fair value adjustments:
Noncovered loans receivable	(12,811)
Covered loans receivable	6,384
FDIC indemnification asset	357
Other real estate owned	387
Premises and equipment	(1,540)
Other intangible assets	10,216
Prepaid expenses and other assets	(5,988)
Deposits	(1,738)
Junior subordinated debentures	6,837
Accrued expenses and other liabilities	(3,325)
Goodwill recognized from the Washington Banking Merger	$(89,546)

The operating results of the Company for the three and nine months ended September 30, 2014 include the operating results produced by the net assets acquired in the Washington Banking Merger since the May 1, 2014 effective date of the merger. The Company has considered the requirements of FASB ASC 805 related to the contribution of the Washington Banking Merger to the Company’s results of operations. The table below presents the significant results for the Washington Banking Merger since the May 1, 2014 effective date.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014 (1)
	(In thousands)	(In thousands)
Interest income: Interest and fees on loans (2)	$15,785	$24,795
Interest income: Interest and fees on loans (3)	1,916	3,748
Interest income: Securities and other interest earning assets	1,786	3,063
Interest expense	(724)	(1,193)
Provision for loan losses for noncovered loans	(451)	(581)
Noninterest income	2,891	5,173
Noninterest expense (4)	(8,794)	(16,681)
Net effect, pre-tax	$12,409	$18,324
(1)    The Washington Banking Merger was completed on May 1, 2014.
(2)     Includes the contractual interest income on the purchased loans.

(3)	Includes the accretion of the accretable yield on the purchased credit impaired loans and the accretion of the discount on the purchased non-credit impaired loans.

(4)
Excludes certain compensation and employee benefits for management as it is impracticable to determine due to the integration of the operations for this merger. Also includes certain merger-related costs incurred by the Company.

The Company also considered the pro forma requirements of FASB ASC 805 in relation to the Washington Banking Merger. The following tables present certain unaudited pro forma information, for illustrative purposes only, for the nine months ended September 30, 2014 and 2013 as if the Washington Banking Merger had occurred on January 1, 2013. The unaudited estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2013. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans previously accounted for under ASC 310-30 that may have been necessary if these loans had been recorded at fair value at January 1, 2013. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflected in the pro forma amounts in the following tables. As a result, actual amounts will differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the Nine Months Ended September 30, 2014
	Company	Washington Banking	Pro Forma Adjustments		Pro Forma Combined
	(In thousands, except per share amounts)
Interest income	$82,667	$25,091	$3,564	A	$111,322
Interest expense	4,022	1,484	449	B	5,955
Provision for loan losses	1,743	(2,150)	—	C	(407)
Noninterest income	12,570	1,812	24	D	14,406
Noninterest expense	70,136	19,514	(7,132)	E	82,518
Income before income taxes	19,336	8,055	10,271		37,662
Income tax expense	5,577	2,609	3,887	F	12,073
Net income	$13,759	$5,446	$6,384		$25,589
Basic earnings per common share	$0.57			G	$0.85
Diluted earnings per common share	$0.57			G	$0.85

	Unaudited Pro Forma for the Nine Months Ended September 30, 2013
	Company	Washington Banking	Pro Forma Adjustments		Pro Forma Combined
	(In thousands, except per share amounts)
Interest income	$52,876	$56,805	$3,748	A	$113,429
Interest expense	2,818	4,119	1,433	B	8,370
Provision for loan losses	3,244	14,239	—	C	17,483
Noninterest income	7,222	19,180	24	D	26,426
Noninterest expense	41,010	39,865	(372)	E	80,503
Income before income taxes	13,026	17,762	2,711		33,499
Income tax expense	4,161	5,768	949	F	10,878
Net income	$8,865	$11,994	$1,762		$22,621
Basic earnings per common share	$0.57			G	$0.77
Diluted earnings per common share	$0.57			G	$0.77

(A)
Adjustment of interest income from loans due to the estimated amortization of the new interest rate mark and the accretion of the acquisition accounting adjustment relating to the credit mark. The Washington Banking credit and interest rate marks and accretion recorded during the nine months ended September 30, 2014 and 2013 as a result of its prior acquisitions were not adjusted.

(B)
Adjustments to reflect the amortization of the premium resulting from the fair value adjustment of the fixed rate maturities and the discount resulting from the fair value adjustment of the junior subordinated debentures.

(C)
As acquired loans and leases are recorded at fair value, the Company would expect a reduction in the historical provision for loan and lease losses from legacy Washington Banking; however, no adjustment to the historical amount of Washington Banking's provision for loan and lease losses is reflected in these pro forma statements.

(D)	Adjustment to reflect the amortization of the interest component of the fair value adjustment of the FDIC indemnification asset.

(E)
In connection with the Washington Banking Merger, Heritage recognized $7.4 million and $234,000 of direct merger-related expenses for the nine months ended September 30, 2014 and 2013, respectively, which were excluded in this adjustment. Also, adjustment reflects the decrease in the depreciation expense as a result of the fair value adjustment to premises and equipment, which effectively increased non-depreciable assets and decreased depreciable assets. Adjustment additionally reflects the amortization of assumed liabilities included in the fair value adjustment of accrued expenses and other liabilities.

(F)	Income tax effect of pro forma adjustments at Company's statutory rate of 35%, excluding certain nondeductible costs included in the pro forma adjustments.
(G) Earnings per common share, basic and diluted, were calculated using the calculated pro forma net income less dividends and undistributed earnings allocated to participating securities divided by the calculated pro forma basic and diluted weighted average shares outstanding. Basic and diluted weighted average common shares outstanding for the nine months ended September 30, 2014 and 2013 were calculated by adding the applicable weighted average of the 13,973,395 shares issued by Heritage in conjunction with the Washington Banking Merger to the historical weighted average Heritage shares outstanding for the nine months ended September 30, 2014 and 2013, respectively.

(3)	Cash and Cash Equivalents
From October 2013 through May 2014, the Company was required to maintain an average reserve balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") or maintain such reserve balance in the form of cash. The Company did not have a cash reserve requirement at September 30, 2014. The required reserve balance at December 31, 2013 was $46.3 million, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

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
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$19,198	$13	$(38)	$19,173
Municipal securities	165,418	2,723	(355)	167,786
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	491,835	865	(2,948)	489,752
Corporate obligations	4,020	—	(44)	3,976
Mutual funds and other equities	1,960	4	—	1,964
Total	$682,431	$3,605	$(3,385)	$682,651

	Securities Available for Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,098	$3	$(62)	$6,039
Municipal securities	49,989	806	(1,735)	49,060
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	108,466	898	(1,329)	108,035
Total	$164,553	$1,707	$(3,126)	$163,134

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	September 30, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,596	$153	$—	$1,749
Municipal securities	24,552	649	(9)	25,192
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	11,092	223	(162)	11,153
Private residential collateralized mortgage obligations	973	71	(109)	935
Total	$38,213	$1,096	$(280)	$39,029

	Securities Held to Maturity
	December 31, 2013
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	$153	$—	$1,840
Municipal securities	24,290	200	(184)	24,306
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	144	(284)	8,989
Private residential collateralized mortgage obligations	1,048	185	(28)	1,205
Total	$36,154	$682	$(496)	$36,340
There were no securities classified as trading at September 30, 2014 or December 31, 2013.
The amortized cost and fair value of securities at September 30, 2014, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,202	$8,191	$2,434	$2,443
Due after one year through three years	20,578	20,678	5,661	5,722
Due after three years through five years	26,201	26,527	4,710	4,821
Due after five years through ten years	147,623	148,637	19,771	20,486
Due after ten years	479,827	478,618	5,637	5,557
Total	$682,431	$682,651	$38,213	$39,029
(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of September 30, 2014 and December 31, 2013 were as follows:

	Securities Available for Sale
	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,545	$(38)	$—	$—	$6,545	$(38)
Municipal securities	31,744	(355)	—	—	31,744	(355)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	363,793	(2,948)	—	—	363,793	(2,948)
Corporate obligations	3,975	(44)	—	—	3,975	(44)
Total	$406,057	$(3,385)	$—	$—	$406,057	$(3,385)

	Securities Available for Sale
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,031	$(62)	$—	$—	$3,031	$(62)
Municipal securities	21,471	(1,242)	4,644	(493)	26,115	(1,735)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,327	(1,184)	7,758	(145)	64,085	(1,329)
Total	$80,829	$(2,488)	$12,402	$(638)	$93,231	$(3,126)

Held to maturity investment securities with unrecognized losses as of September 30, 2014 and December 31, 2013 were as follows:

	Securities Held to Maturity
	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$2,129	$(9)	$—	$—	$2,129	$(9)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,924	(162)	—	—	2,924	(162)
Private residential collateralized mortgage obligations	972	(109)	—	—	972	(109)
Total	$6,025	$(280)	$—	$—	$6,025	$(280)

	Securities Held to Maturity
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$10,967	$(184)	$—	$—	$10,967	$(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,869	(284)	—	—	4,869	(284)
Private residential collateralized mortgage obligations	211	(5)	124	(23)	335	(28)
Total	$16,047	$(473)	$124	$(23)	$16,171	$(496)
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
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average discount interest rate used in the valuations of the present value as of September 30, 2014 and 2013 was 9.4% and 6.4%, respectively, and the average prepayment rate for each period was 6.0%.

For the nine months ended September 30, 2014, there were four private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. There were no unrealized losses for the three months ended September 30, 2014 and 2013. All unrealized losses for the nine months ended September 30, 2014 and 2013 were deemed to be credit related, and the Company recorded the impairment in earnings. For the nine months ended September 30, 2013, there were six private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. No impairment for the three and nine months ended September 30, 2014 and 2013 was recorded through other comprehensive income (loss).
The following table summarizes activity for the nine months ended September 30, 2014 and 2013 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other-Than-Temporary Impairments	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2012	$2,565	$1,152	$1,413
Subsequent impairments	26	—	26
September 30, 2013	$2,591	$1,152	$1,439

December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	45	—	45
September 30, 2014	$2,648	$1,152	$1,496
(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$145,859	$147,903	$80,386	$80,881
Federal Reserve Bank and FHLB to secure borrowing arrangements	8,994	9,096	—	—
Repurchase agreements	45,430	45,588	34,170	33,893
Other securities pledged, principally to secure public deposits	12,897	12,908	—	—
Total	$213,180	$215,495	$114,556	$114,774

(5)	Noncovered Loans Receivable
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
A discussion of the risk characteristics of each loan portfolio segment is as follows:
Commercial Business:
There are three significant classes of loans in the commercial portfolio segment: commercial and industrial loans, owner-occupied commercial real estate and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, they are discussed separately below.
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
Commercial real estate. The Company originates commercial real estate loans within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate involves more risk than other classes of loans in that the lending typically involves higher loan principal amounts, and payments on loans secured by real estate properties are dependent on successful operation and management of the properties. Repayment of these loans may be more adversely affected by conditions in the real estate market or the economy. Owner-occupied commercial real estate loans are generally of lower credit risk than non-owner occupied commercial real estate loans as the borrowers' businesses are likely dependent on the properties.
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. For the second quarter of 2013 until May 1, 2014, the Company only originated single-family loans for its loan portfolio. As a result of the Washington Banking Merger, the Company once again began originating and selling a majority of its single-family mortgages.
Real Estate Construction and Land Development:
The Company originates construction loans for one-to-four family residential and for five or more family residential and commercial properties. The one-to-four family residential construction loans generally include construction of custom homes whereby the home buyer is the borrower. The Company also provides financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Substantially all construction loans are short-term in nature and priced with variable rates of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Company’s estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Company’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being dependent upon successful completion of the construction project, interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.
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
As a result of the Washington Banking Merger, the Company is originating indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its indirect loans purchased primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
Noncovered loans receivable at September 30, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$533,752	$336,540
Owner-occupied commercial real estate	537,968	281,309
Non-owner occupied commercial real estate	552,336	399,979
Total commercial business	1,624,056	1,017,828
One-to-four family residential	63,890	43,082
Real estate construction and land development:
One-to-four family residential	44,681	19,724
Five or more family residential and commercial properties	44,404	48,655
Total real estate construction and land development	89,085	68,379
Consumer	288,489	41,547
Gross noncovered loans receivable	2,065,520	1,170,836
Net deferred loan fees	(1,470)	(2,670)
Noncovered loans receivable, net	2,064,050	1,168,166
Allowance for loan losses	(22,220)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	$2,041,830	$1,145,509
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas have been concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger has allowed the expansion of the market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at September 30, 2014) non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of September 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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
The following tables present the balance of the noncovered loans receivable by credit quality indicator as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$491,874	$14,011	$27,361	$506	$533,752
Owner-occupied commercial real estate	498,098	18,193	21,677	—	537,968
Non-owner occupied commercial real estate	512,365	19,075	20,896	—	552,336
Total commercial business	1,502,337	51,279	69,934	506	1,624,056
One-to-four family residential	61,561	317	2,012	—	63,890
Real estate construction and land development:
One-to-four family residential	29,758	4,868	10,055	—	44,681
Five or more family residential and commercial properties	39,464	—	4,940	—	44,404
Total real estate construction and land development	69,222	4,868	14,995	—	89,085
Consumer	279,277	1,728	6,948	536	288,489
Gross noncovered loans	$1,912,397	$58,192	$93,889	$1,042	$2,065,520

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$304,959	$9,183	$20,849	$1,549	$336,540
Owner-occupied commercial real estate	269,130	3,814	8,365	—	281,309
Non-owner occupied commercial real estate	381,355	9,037	8,723	864	399,979
Total commercial business	955,444	22,034	37,937	2,413	1,017,828
One-to-four family residential	40,245	269	2,568	—	43,082
Real estate construction and land development:
One-to-four family residential	11,582	4,159	3,983	—	19,724
Five or more family residential and commercial properties	45,332	—	3,323	—	48,655
Total real estate construction and land development	56,914	4,159	7,306	—	68,379
Consumer	39,432	248	1,867	—	41,547
Gross noncovered loans	$1,092,035	$26,710	$49,678	$2,413	$1,170,836

Noncovered potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Noncovered potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Noncovered potential problem loans as of September 30, 2014 and December 31, 2013 were $125.4 million and $52.8 million, respectively. The balance of noncovered potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $2.0 million and $1.8 million as of September 30, 2014 and December 31, 2013, respectively.

(d) Nonaccrual Loans
Noncovered nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$5,612	$4,648
Owner-occupied commercial real estate	1,649	1,024
Non-owner occupied commercial real estate	2	3
Total commercial business	7,263	5,675
One-to-four family residential	322	340
Real estate construction and land development:
One-to-four family residential	3,359	1,045
Total real estate construction and land development	3,359	1,045
Consumer	729	678
Gross noncovered nonaccrual loans	$11,673	$7,738
The Company had $1.8 million and $1.7 million of noncovered nonaccrual loans guaranteed by governmental agencies at September 30, 2014 and December 31, 2013, respectively.
Noncovered PCI loans are not included in the nonaccrual table above because these loans are accounted for under ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.
The balances of noncovered past due loans, segregated by segments and classes of loans, as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,332	$4,631	$5,963	$527,789	$533,752	$32
Owner-occupied commercial real estate	3,138	200	3,338	534,630	537,968	29
Non-owner occupied commercial real estate	2,239	159	2,398	549,938	552,336	75
Total commercial business	6,709	4,990	11,699	1,612,357	1,624,056	136
One-to-four family residential	—	—	—	63,890	63,890	—
Real estate construction and land development:
One-to-four family residential	90	2,852	2,942	41,739	44,681	—
Five or more family residential and commercial properties	—	926	926	43,478	44,404	—
Total real estate construction and land development	90	3,778	3,868	85,217	89,085	—
Consumer	914	981	1,895	286,594	288,489	—
Gross noncovered loans	$7,713	$9,749	$17,462	$2,048,058	$2,065,520	$136
(1) Excludes PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,493	$4,379	$6,872	$329,668	$336,540	$—
Owner-occupied commercial real estate	808	849	1,657	279,652	281,309	—
Non-owner occupied commercial real estate	1,161	179	1,340	398,639	399,979	6
Total commercial business	4,462	5,407	9,869	1,007,959	1,017,828	6
One-to-four family residential	571	509	1,080	42,002	43,082	—
Real estate construction and land development:
One-to-four family residential	821	1,045	1,866	17,858	19,724	—
Five or more family residential and commercial properties	384	453	837	47,818	48,655	—
Total real estate construction and land development	1,205	1,498	2,703	65,676	68,379	—
Consumer	210	13	223	41,324	41,547	—
Gross noncovered loans	$6,448	$7,427	$13,875	$1,156,961	$1,170,836	$6
(1) Excludes PCI loans.

(f) Impaired loans

Noncovered impaired loans includes noncovered nonaccrual loans and noncovered performing troubled debt restructured loans ("TDRs"). The balance of noncovered impaired loans as of September 30, 2014 and December 31, 2013 are set forth in the following tables.

	September 30, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,896	$8,006	$10,902	$11,404	$1,759
Owner-occupied commercial real estate	1,224	2,094	3,318	3,371	463
Non-owner occupied commercial real estate	3,057	5,227	8,284	8,200	608
Total commercial business	7,177	15,327	22,504	22,975	2,830
One-to-four family residential	—	569	569	609	195
Real estate construction and land development:
One-to-four family residential	3,389	2,430	5,819	6,987	434
Five or more family residential and commercial properties	—	2,080	2,080	2,080	211
Total real estate construction and land development	3,389	4,510	7,899	9,067	645
Consumer	671	307	978	979	68
Gross noncovered loans	$11,237	$20,713	$31,950	$33,630	$3,738

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$6,140	$4,850	$10,990	$13,287	$2,716
Owner-occupied commercial real estate	1,118	1,880	2,998	3,023	595
Non-owner occupied commercial real estate	3,300	4,123	7,423	7,412	364
Total commercial business	10,558	10,853	21,411	23,722	3,675
One-to-four family residential	592	—	592	619	—
Real estate construction and land development:
One-to-four family residential	3,773	911	4,684	5,426	211
Five or more family residential and commercial properties	2,404	—	2,404	2,404	—
Total real estate construction and land development	6,177	911	7,088	7,830	211
Consumer	100	678	778	780	153
Gross noncovered loans	$17,427	$12,442	$29,869	$32,951	$4,039

The Company had governmental guarantees of $2.5 million and $2.9 million related to the noncovered impaired loan balances at September 30, 2014 and December 31, 2013, respectively.

The average recorded investment of noncovered impaired loans for the three and nine months ended September 30, 2014 and 2013 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$11,616	$13,833	$11,422	$13,037
Owner-occupied commercial real estate	3,672	2,707	3,324	2,548
Non-owner occupied commercial real estate	8,311	7,965	7,853	8,016
Total commercial business	23,599	24,505	22,599	23,601
One-to-four family residential	573	838	580	952
Real estate construction and land development:
One-to-four family residential	5,689	5,038	5,640	4,125
Five or more family residential and commercial properties	2,091	2,585	2,178	2,948
Total real estate construction and land development	7,780	7,623	7,818	7,073
Consumer	963	82	923	123
Gross noncovered impaired loans	$32,915	$33,048	$31,920	$31,749
For the three and nine months ended September 30, 2014 and 2013, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and nine months ended September 30, 2014, the Bank recorded $188,000 and $721,000, respectively, of interest income related to noncovered performing TDR loans. The Bank recorded $204,000 and $804,000 of interest income related to noncovered performing TDR loans for the three and nine months ended September 30, 2013, respectively.
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
The recorded investment balance and related allowance for loan losses of noncovered performing and noncovered nonaccrual TDRs as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Noncovered TDRs	$20,276	$3,631	$22,131	$2,634
Allowance for loan losses on noncovered TDRs	2,495	437	2,957	191

The unfunded commitment to borrowers related to noncovered TDRs was $1.7 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively.
Noncovered loans that were modified as TDRs during the three and nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended September 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	16	$3,108	12	$2,231
Owner-occupied commercial real estate	1	180	1	198
Non-owner occupied commercial real estate	—	—	—	—
Total commercial business	17	3,288	13	2,429
Real estate construction and land development:
One-to-four family residential	4	1,223	8	541
Total real estate construction and land development	4	1,223	8	541
Consumer	1	68	—	—
Total noncovered TDRs	22	$4,579	21	$2,970

	Nine Months Ended September 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	19	$4,113	30	$9,587
Owner-occupied commercial real estate	2	523	2	226
Non-owner occupied commercial real estate	2	1,020	—	—
Total commercial business	23	5,656	32	9,813
One-to-four family residential	—	—	1	254
Real estate construction and land development:
One-to-four family residential	5	1,406	23	3,343
Five or more family residential and commercial properties	—	—	1	2,385
Total real estate construction and land development	5	1,406	24	5,728
Consumer	4	284	2	42
Total noncovered TDRs	32	$7,346	59	$15,837

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000. During the three and nine months ended September 30, 2013, the Company's initial advance at the time of modification on these construction loans totaled $1.3 million and $1.7 million, respectively, and the total commitment amount was $2.7 million and $4.0 million, respectively.

Of the 22 noncovered loans modified during the three months ended September 30, 2014 and the 32 noncovered loans modified during the nine months ended September 30, 2014, one loan with a total outstanding principal balance of $719,000 had no prior modifications. The remaining noncovered loans included in the tables above for the three and nine months ended September 30, 2014 were previously reported as noncovered TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a noncovered TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a noncovered TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance for noncovered loans that were modified as TDRs during the three and nine months ended September 30, 2014 was $399,000 and $1.3 million, respectively, at September 30, 2014.
The noncovered loans modified during the previous twelve months ended September 30, 2014 and 2013 that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013 are included in the following table:

	Three and Nine Months Ended September 30, 2014		Three and Nine Months Ended September 30, 2013
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$775	$2	$702
Non-owner occupied commercial real estate	2	77	—	—
Total commercial business	5	852	2	702
Total noncovered loans receivable	5	$852	$2	$702
Four of the loans included in the above table defaulted during the three and nine months ended September 30, 2014 because they were past their modified maturity date, and the borrower has not repaid the credit. The Bank does not intend to extend the maturity. A non-owner occupied commercial real estate loan totaling $75,000 defaulted as the loan was greater than 90 days past due at September 30, 2014. The Bank had a specific valuation allowance of $79,000 and $52,000 related to these credits at September 30, 2014 and 2013.

(h) Noncovered Purchased Credit Impaired Loans
The Company acquired noncovered PCI loans in the Washington Banking Merger and in previously completed acquisitions which are accounted for under FASB ASC 310-30. These previous acquisitions include the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively. In addition, the Company completed the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and the acquisition of Valley Community Bancshares, Inc. ("Valley") on July 15, 2013.

The following tables reflect the outstanding principal balance and recorded investment at September 30, 2014 and December 31, 2013 of the noncovered PCI loans:

	September 30, 2014
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$25,408	$23,037
Owner-occupied commercial real estate	19,222	17,526
Non-owner occupied commercial real estate	13,251	11,543
Total commercial business	57,881	52,106
One-to-four family residential	2,476	2,430
Real estate construction and land development:
One-to-four family residential	8,724	4,474
Five or more family residential and commercial properties	3,243	3,300
Total real estate construction and land development	11,967	7,774
Consumer	6,543	7,620
Gross noncovered PCI loans	$78,867	$69,930

	December 31, 2013
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$18,193	$16,779
Owner-occupied commercial real estate	5,510	5,119
Non-owner occupied commercial real estate	8,276	6,785
Total commercial business	31,979	28,683
One-to-four family residential	4,055	3,768
Real estate construction and land development:
One-to-four family residential	1,967	32
Five or more family residential and commercial properties	1,077	1,357
Total real estate construction and land development	3,044	1,389
Consumer	1,150	2,177
Gross noncovered PCI loans	$40,228	$36,017
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

The following tables summarize the accretable yield on the noncovered PCI loans resulting from the Pierce, NCB, Valley and Washington Banking acquisitions for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at the beginning of the period	$16,002	$8,363	$7,714	$7,352
Accretion	(1,203)	(1,067)	(3,188)	(3,490)
Disposal and other	(1,371)	(214)	(2,707)	1,832
Change in accretable yield (1)	417	1,440	12,026	2,828
Balance at the end of the period	$13,845	$8,522	$13,845	$8,522
(1) Includes accretable difference at acquisition.

On the May 1, 2014 merger date for the Washington Banking Merger, the contractual cash flows on noncovered PCI loans acquired in the Washington Banking Merger were $75.7 million and the expected cash flows were $59.1 million, resulting in a $16.6 million non-accretable difference. The fair value was estimated at $48.9 million, resulting in a $10.2 million accretable yield which is included in the table above as a change in accretable yield for the nine months ended September 30, 2014. The contractual cash flows on the noncovered non-PCI loans were $1.12 billion and the expected cash flows were $1.06 billion, resulting in $53.5 million of cash flows not expected to be collected. The fair value of the noncovered non-PCI loans at May 1, 2014 was $841.3 million.

(6)	Covered Loans Receivable
The Company acquired loans through FDIC-assisted transactions which are covered by FDIC shared-loss agreements. These loans are referred to as "covered loans." Covered loans were acquired in the Cowlitz acquisition in July 2010 and with the Washington Banking Merger in May 2014. Included in the covered loans acquired from Washington Banking were loans Washington Banking had acquired from City Bank in April 2010 and North County Bank in September 2010. As part of the Washington Banking Merger, the shared-loss agreements with these acquisitions were transferred to Heritage Bank.
Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality and are identified as PCI loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.
Disclosures related to the Company’s recorded investment in covered loans receivable generally exclude accrued interest receivable because it is insignificant.
(a) Risk Management
The Company categorizes covered loans in the same four segments as the noncovered portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer.

The recorded investment of covered loans receivable at September 30, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$24,892	$14,690
Owner-occupied commercial real estate	61,694	24,366
Non-owner occupied commercial real estate	30,756	14,625
Total commercial business	117,342	53,681
One-to-four family residential	6,138	4,777
Real estate construction and land development:
One-to-four family residential	2,352	1,556
Five or more family residential and commercial properties	3,697	—
Total real estate construction and land development	6,049	1,556
Consumer	9,304	3,740
Gross covered loans receivable	138,833	63,754
Allowance for loan losses	(6,122)	(6,167)
Covered loans receivable, net	$132,711	$57,587
At September 30, 2014 and December 31, 2013, the recorded investment balance of loans which are no longer covered under the FDIC shared-loss agreements, but are included in the covered loan table above as they are included in the loan pool established at the time of acquisition, was $785,000 and $2.6 million, respectively.
(b) Credit Quality Indicators
The following tables present the recorded invested balance of the covered loans receivable by credit quality indicator as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$13,983	$125	$10,784	$—	$24,892
Owner-occupied commercial real estate	40,474	8,750	12,217	253	61,694
Non-owner occupied commercial real estate	9,501	44	17,887	3,324	30,756
Total commercial business	63,958	8,919	40,888	3,577	117,342
One-to-four family residential	5,560	426	152		6,138
Real estate construction and land development:
One-to-four family residential	2,101	161	90	—	2,352
Five or more family residential and commercial properties	1,571	270	1,856	—	3,697
Total real estate construction and land development	3,672	431	1,946	—	6,049
Consumer	7,252	508	1,544	—	9,304
Gross covered loans receivable	$80,442	$10,284	$44,530	$3,577	$138,833

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$9,516	$3,887	$702	$585	$14,690
Owner-occupied commercial real estate	21,084	2,318	708	256	24,366
Non-owner occupied commercial real estate	6,534	55	4,631	3,405	14,625
Total commercial business	37,134	6,260	6,041	4,246	53,681
One-to-four family residential	3,739	882	156	—	4,777
Real estate construction and land development:
One-to-four family residential	698	—	858	—	1,556
Five or more family residential and commercial properties	—	—	—	—	—
Total real estate construction and land development	698	—	858	—	1,556
Consumer	3,116	106	518	—	3,740
Gross covered loans receivable	$44,687	$7,248	$7,573	$4,246	$63,754

(c) Nonaccrual Loans
The recorded investment balance of covered nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$79	$—
Non-owner-occupied commercial real estate	429	$—
Total commercial business	508	—
Consumer	7	7
Gross covered nonaccrual loans	$515	$7
Covered PCI loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.

(d) Past Due Loans
The balances of covered past due loans, segregated by segments and classes of loans, as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,166	$2,627	$3,793	$21,099	$24,892	$—
Owner-occupied commercial real estate	2,671	1,895	4,566	57,128	61,694	—
Non-owner occupied commercial real estate	163	11,825	11,988	18,768	30,756	—
Total commercial business	4,000	16,347	20,347	96,995	117,342	—
One-to-four family residential	—	—	—	6,138	6,138	—
Real estate construction and land development:
One-to-four family residential	—	90	90	2,262	2,352	—
Five or more family residential and commercial properties	—	676	676	3,021	3,697	—
Total real estate construction and land development	—	766	766	5,283	6,049	—
Consumer	154	645	799	8,505	9,304	—
Gross covered loans receivable	$4,154	$17,758	$21,912	$116,921	$138,833	$—
(1) Excludes covered PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$726	$1,156	$1,882	$12,808	$14,690	$—
Owner-occupied commercial real estate	28	147	175	24,191	24,366	—
Non-owner occupied commercial real estate	—	3,540	3,540	11,085	14,625	—
Total commercial business	754	4,843	5,597	48,084	53,681	—
One-to-four family residential	113	—	113	4,664	4,777	—
Real estate construction and land development:
One-to-four family residential	213	644	857	699	1,556	—
Five or more family residential and commercial properties	—	—	—	—	—	—
Total real estate construction and land development	213	644	857	699	1,556	—
Consumer	67	78	145	3,595	3,740	—
Gross covered loans receivable	$1,147	$5,565	$6,712	$57,042	$63,754	$—
(1) Excludes covered PCI loans.

(e) Impaired Loans
A covered loan, not initially classified as PCI, generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. Covered impaired loans as of September 30, 2014 and December 31, 2013 are set forth in the following tables.

	September 30, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$17	$3,696	$3,713	$3,717	$560
Non-owner occupied commercial real estate	—	429	429	437	63
Total commercial business	17	4,125	4,142	4,154	623
Consumer	7	—	7	8	—
Gross covered impaired loans	$24	$4,125	$4,149	$4,162	$623

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$10	$3,751	$3,761	$3,761	$629
Total commercial business	10	3,751	3,761	3,761	629
One-to-four family residential	—	450	450	423	31
Consumer	7	—	7	8	—
Gross covered impaired loans	$17	$4,201	$4,218	$4,192	$660

The average recorded investment of covered impaired loans for the three and nine months ended September 30, 2014 and 2013 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$3,680	$1,777	$3,693	$915
Owner-occupied commercial real estate	139	—	176	—
Non-owner occupied commercial real estate	214	—	107	—
Total commercial business	4,033	1,777	3,976	915
One-to-four family residential	—	457	112	461
Consumer	7	7	7	23
Gross covered impaired loans	$4,040	$2,241	$4,095	$1,399

(f) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of covered performing and covered nonaccrual TDRs as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Covered TDRs	$3,634	$7	$4,211	$7
Allowance for loan losses on covered TDRs	549	—	660	—
There were no unfunded commitments related to credits classified as covered TDRs at September 30, 2014 and December 31, 2013.
Covered loans that were modified as TDRs during the three and nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended September 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	2	$3,527
Total commercial business	—	—	2	3,527
Total covered TDRs	—	$—	2	$3,527

	Nine Months Ended September 30,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$3,617	2	$3,527
Total commercial business	1	3,617	2	3,527
Total covered TDRs	1	$3,617	2	$3,527

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

The one covered loan modified as a TDR during the three and nine months ended September 30, 2014 was originally modified in the third quarter of 2013. The loan matured in 2013 and the Bank provided for a shorter maturity date than it expected to receive the cash flows to more closely monitor the borrower. At September 30, 2014, this loan had a specific valuation allowance of $549,000.
There were no covered loans modified during the previous twelve months ended September 30, 2014 and September 30, 2013 that subsequently defaulted during the three and nine months ended September 30, 2014 and 2013.

(g) Covered Purchased Credit Impaired Loans
The Company acquired covered loans which the Bank accounts for under FASB ASC 310-30 as they were deemed PCI at the time of acquisition.
The following tables reflect the outstanding principal balance and recorded investment at September 30, 2014 and December 31, 2013 of the covered PCI loans:

	September 30, 2014
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$14,512	$11,781
Owner-occupied commercial real estate	25,441	22,179
Non-owner occupied commercial real estate	23,619	22,979
Total commercial business	63,572	56,939
One-to-four family residential	3,870	3,491
Real estate construction and land development:
One-to-four family residential	106	1,309
Five or more family residential and commercial properties	2,214	1,856
Total real estate construction and land development	2,320	3,165
Consumer	3,179	2,882
Gross covered PCI loans	$72,941	$66,477

	December 31, 2013
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$10,608	$8,680
Owner-occupied commercial real estate	11,538	10,923
Non-owner occupied commercial real estate	10,611	12,187
Total commercial business	32,757	31,790
One-to-four family residential	3,966	3,530
Real estate construction and land development:
One-to-four family residential	1,298	1,556
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	1,298	1,556
Consumer	2,022	2,000
Gross covered PCI loans	$40,043	$38,876
The Bank has the option to modify covered PCI loans; however, modifying the loan may terminate the FDIC shared-loss coverage on those loans. At September 30, 2014 and December 31, 2013, the recorded investment balance of covered PCI loans which are no longer covered under the FDIC shared-loss agreements was $485,000 and $1.7 million, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

(h) Accretable Yield
The following table summarizes the accretable yield on the covered PCI loans resulting from the Cowlitz Acquisition and Washington Banking Merger for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$11,318	$13,269	$9,535	$14,286
Accretion	(1,051)	(931)	(2,801)	(3,394)
Disposal and other	(1,385)	(3,270)	(1,820)	(2,768)
Change in accretable yield (1)	306	1,873	4,274	2,817
Balance at the end of the period	$9,188	$10,941	$9,188	$10,941
(1) Includes accretable difference at acquisition.

On the May 1, 2014 merger date of the Washington Banking Merger, the contractual cash flows on covered PCI loans acquired in the Washington Banking Merger were $75.1 million and the expected cash flows were $52.2 million, resulting in a $22.9 million non-accretable difference. The fair value was estimated at $48.7 million, resulting in a $3.5 million accretable yield which is included in the table above as a change in accretable yield for the three and nine months ended September 30, 2014. The contractual cash flows on the noncovered non-PCI loans were $70.3 million and the expected cash flows were $66.5 million, resulting in $3.8 million of cash flows not expected to be collected. The fair value of the noncovered non-PCI loans acquired in the Washington Banking Merger at May 1, 2014 was $58.4 million.

(7)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the noncovered loans’ allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$22,369	$22,611	$22,657	$24,242
Charge-offs	(805)	(794)	(2,020)	(3,480)
Recoveries of loans previously charged-off	89	91	667	437
Provision for loan losses	567	875	916	1,584
Balance at the end of the period	$22,220	$22,783	$22,220	$22,783
A summary of the changes in the covered loans’ allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2014
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$6,114	$5,769	$6,167	$4,352
Charge-offs	(19)	—	(873)	(40)
Recoveries of loans previously charged-off	—	—	1	—
Provision for loan losses	27	203	827	1,660
Balance at the end of the period	$6,122	$5,972	$6,122	$5,972
The covered loans acquired in the Cowlitz Acquisition and Washington Banking Merger (including Washington Banking's prior acquisitions of City Bank and North County Bank and related covered loans) are subject to the Company’s internal credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for loan losses will be charged to earnings for the full amount of the covered loan balance without regard to the FDIC shared-loss agreements. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.

The following table details activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three and nine months ended September 30, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2014:
June 30, 2014	$11,304	$4,200	$5,685	$1,155	$1,533	$1,630	$2,175	$801	$28,483
Charge-offs	(309)	(128)	(72)	—	—	—	(315)	—	(824)
Recoveries	43	—	—	—	—	—	46	—	89
Provisions for / (reallocation of) loan losses	234	(9)	163	200	235	(926)	884	(187)	594
September 30, 2014	$11,272	$4,063	$5,776	$1,355	$1,768	$704	$2,790	$614	$28,342

Allowance for loan losses for the nine months ended September 30, 2014:
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
Charge-offs	(1,791)	(128)	(72)	—	(345)	—	(557)	—	(2,893)
Recoveries	544	—	—	—	43	—	81	—	668
(Reallocation of) / provisions for loan losses	(959)	142	522	255	350	(249)	1,669	13	1,743
September 30, 2014	$11,272	$4,063	$5,776	$1,355	$1,768	$704	$2,790	$614	$28,342
Allowance for loan losses as of September 30, 2014 allocated to:
Noncovered loans individually evaluated for impairment	$1,759	$463	$608	$195	$434	$211	$68	$—	$3,738
Noncovered loans collectively evaluated for impairment	6,010	2,094	2,580	593	323	407	1,882	614	14,503
Covered loans individually evaluated for impairment	560	—	63	—	—	—	—	—	623
Covered loans collectively evaluated for impairment	16	3	69	8	—	—	14	—	110
Noncovered PCI loans collectively evaluated for impairment	2,161	326	334	205	258	86	609	—	3,979
Covered PCI loans collectively evaluated for impairment	766	1,177	2,122	354	753	—	217	—	5,389
September 30, 2014	$11,272	$4,063	$5,776	$1,355	$1,768	$704	$2,790	$614	$28,342

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three and nine months ended September 30, 2013 and as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the three months ended September 30, 2013:
June 30, 2013	$12,178	$3,725	$6,287	$1,098	$2,207	$639	$1,418	$828	$28,380
Charge-offs	(140)	(189)	—	—	(423)	—	(42)	—	(794)
Recoveries	19	—	—	—	—	—	72	—	91
Provisions for / (reallocation of) loan losses	1,387	345	(31)	5	(291)	(19)	64	(382)	1,078
September 30, 2013	$13,444	$3,881	$6,256	$1,103	$1,493	$620	$1,512	$446	$28,755

Allowance for loan losses for the nine months ended September 30, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,318)	(189)	—	(52)	(423)	(142)	(396)	—	(3,520)
Recoveries	164	155	—	—	—	32	86	—	437
Provisions for / (reallocation of) loan losses	5,686	(106)	887	(66)	(1,215)	(1,579)	61	(424)	3,244
September 30, 2013	$13,444	$3,881	$6,256	$1,103	$1,493	$620	$1,512	$446	$28,755

Allowance for loan losses as of December 31, 2013 allocated to:
Noncovered loans individually evaluated for impairment	$2,716	$595	$364	$—	$211	$—	$153	$—	$4,039
Noncovered loans collectively evaluated for impairment	6,727	2,101	2,516	570	429	855	575	601	14,374
Covered loans individually evaluated for impairment	629	—	—	31	—	—	—	—	660
Covered loans collectively evaluated for impairment	18	7	14	13	—	—	57	—	109
Noncovered PCI loans collectively evaluated for impairment	2,294	348	359	216	291	98	638	—	4,244
Covered PCI loans collectively evaluated for impairment	1,094	998	2,073	270	789	—	174	—	5,398
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$10,902	$3,318	$8,284	$569	$5,819	$2,080	$978	$31,950
Noncovered loans collectively evaluated for impairment	499,813	517,124	532,509	60,891	34,388	39,024	279,891	1,963,640
Covered loans individually evaluated for impairment	3,713	—	429	—	—	—	7	4,149
Covered loans collectively evaluated for impairment	9,398	39,515	7,348	2,647	1,043	1,841	6,415	68,207
Noncovered PCI loans collectively evaluated for impairment	23,037	17,526	11,543	2,430	4,474	3,300	7,620	69,930
Covered PCI loans collectively evaluated for impairment	11,781	22,179	22,979	3,491	1,309	1,856	2,882	66,477
Total gross loans receivable as of September 30, 2014	$558,644	$599,662	$583,092	$70,028	$47,033	$48,101	$297,793	$2,204,353
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$10,990	$2,998	$7,423	$592	$4,684	$2,404	$778	$29,869
Noncovered loans collectively evaluated for impairment	308,771	273,192	385,771	38,722	15,008	44,894	38,592	1,104,950
Covered loans individually evaluated for impairment	3,761	—	—	450	—	—	7	4,218
Covered loans collectively evaluated for impairment	2,249	13,443	2,438	797	—	—	1,733	20,660
Noncovered PCI loans collectively evaluated for impairment	16,779	5,119	6,785	3,768	32	1,357	2,177	36,017
Covered PCI loans collectively evaluated for impairment	8,680	10,923	12,187	3,530	1,556	—	2,000	38,876
Total gross loans receivable as of December 31, 2013	$351,230	$305,675	$414,604	$47,859	$21,280	$48,655	$45,287	$1,234,590

(8)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$8,887	$4,753	$4,382	$7,100
Additions as a result of the Washington Banking Merger	—	—	7,174	—
Cash payments received or receivable from the FDIC	(3,102)	(4)	(5,843)	(2,365)
FDIC share of additional estimated (gains) losses	(249)	2	556	613
Net amortization	(398)	(338)	(1,131)	(935)
Balance at the end of the period	$5,138	$4,413	$5,138	$4,413

(9)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$8,106	$3,796	$4,559	$5,666
Additions	459	1,227	677	1,740
Additions from acquisitions	—	—	7,121	2,279
Proceeds from dispositions	(1,315)	(924)	(5,173)	(5,840)
(Loss) gain on sales, net	(378)	75	(312)	307
Valuation adjustment	—	(45)	—	(23)
Balance at the end of the period	$6,872	$4,129	$6,872	$4,129

(10)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Washington Banking Merger on May 1, 2014, and the acquisitions of Valley Community Bancshares on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The Company recorded additions of goodwill of $89.5 million during the nine months ended September 30, 2014 as a result of the Washington Banking Merger. For additional information on the Washington Banking Merger, see "Note 2. Business Combination". The Company recorded additions to goodwill of $16.4 million during the three and nine months ended September 30, 2013 as a result of the Valley Community Bancshares acquisition.
At September 30, 2014, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three and nine months ended September 30, 2014. The Company did not record any goodwill impairment charges for the three and nine months ended September 30, 2013. Even though there was no goodwill impairment at September 30, 2014, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of the period	$12,164	$1,013	$1,615	$1,086
Additions as a result of acquisitions	—	916	11,194	1,072
Less: Amortization	603	157	1,248	386
Balance at the end of the period	$11,561	$1,772	$11,561	$1,772

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income:
Net income	$7,068	$3,290	$13,759	$8,865
Less: Dividends and undistributed earnings allocated to participating securities	(59)	(41)	(114)	(110)
Net income allocated to common shareholders	$7,009	$3,249	$13,645	$8,755
Basic:
Weighted average common shares outstanding	30,293,559	16,163,205	24,085,132	15,485,086
Less: Restricted stock awards	(230,134)	(204,992)	(198,255)	(187,828)
Total basic weighted average common shares outstanding	30,063,425	15,958,213	23,886,877	15,297,258
Diluted:
Basic weighted average common shares outstanding	30,063,425	15,958,213	23,886,877	15,297,258
Incremental shares from stock options	36,671	10,854	50,539	11,983
Total diluted weighted average common shares outstanding	30,100,096	15,969,067	23,937,416	15,309,241
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 9,640 and 25,088, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the three and nine months ended September 30, 2013, anti-dilutive shares outstanding related to options to acquire common stock totaled 145,943 and 173,294, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. The following table summarizes the dividend activity for the nine months ended September 30, 2014 and 2013.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
The FDIC and the Washington State Department of Financial Institutions, Division of Banks have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System ("Federal Reserve Board") provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC.

(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. See "Note 16. Subsequent Event" for information about the Company's eleventh stock repurchase plan.

During the three and nine months ended September 30, 2014, the Company repurchased 108,075 shares under the plan at an average price of $16.68. The Company repurchased 544,000 shares for an average price of $15.88 during the three and nine months ended September 30, 2013. In total, the Company has repurchased 704,975 shares at an average price of $15.85 per share under the tenth stock repurchase plan as of September 30, 2014.
During the three and nine months ended September 30, 2014, the Company repurchased 2,751 and 18,549 shares at an average price of $16.11 and $16.99 to pay withholding taxes on the vesting of restricted stock that vested during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Company repurchased 490 and 12,809 shares at an average price of $16.01 and $14.24 to pay withholding taxes on the vesting of restricted stock that vested during the three and nine months ended September 30, 2013, respectively.

(12)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million.
Washington Banking Master Trust, a statutory business trust, was a wholly-owned subsidiary of Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking Company. During 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company (now callable by Heritage). The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. The rate at September 30, 2014 was 1.79%.
On the Washington Banking Merger date of May 1, 2014, the Company acquired the Washington Banking Master Trust. The Trust retained the Washington Banking Master Trust name.
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
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a five-year cliff vesting or four year ratable vesting schedule. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards.

On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") under which 1,500,000 shares of the Company's common stock may be issued in the form of nonqualified stock option awards, restricted stock awards and restricted stock unit awards.
As of September 30, 2014, 1,381,316 shares remain available for future issuances under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three and nine months ended September 30, 2014, the Company recognized compensation expense related to stock options of $0 and $20,000, respectively, with no related tax benefit for either period. For the three and nine months ended September 30, 2013, the Company recognized compensation expense related to stock options of $13,000 and $55,000, respectively, with no related tax benefit for either period. As of September 30, 2014, all of the compensation expense related to the outstanding stock options had been recognized. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2014 was $385,000 and $766,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2013 was $53,000 and $192,000, respectively.
The following tables summarize the stock option activity for the nine months ended September 30, 2014 and 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(15,997)	12.01
Forfeited or expired	(85,900)	22.26
Outstanding at September 30, 2013	198,761	$15.86	3.7	$322

Outstanding at December 31, 2013	194,482	$15.82
Granted (1)	90,248	10.72
Exercised	(70,854)	10.79
Forfeited or expired	(43,984)	22.80
Outstanding at September 30, 2014	169,892	$13.41	3.3	$455
Vested and expected to vest at September 30, 2014	169,892	$13.41	3.3	$455
Exercisable at September 30, 2014	169,892	$13.41	3.3	$455

(1)
Options granted during the nine months ended September 30, 2014 represent the stock options issued in conjunction with the Washington Banking Merger. See "Note 2. Business Combination" for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the three and nine months ended September 30, 2014, the Company recognized compensation expense related to restricted and unrestricted stock awards of $357,000 and $896,000, respectively, and a related tax benefit of $125,000 and $315,000, respectively. For the three and nine months ended September 30, 2013, the Company recognized compensation expense related to restricted and unrestricted stock awards of $204,000 and $926,000, respectively, and a related tax benefit of $71,000 and $324,000, respectively. As of September 30, 2014, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $2.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.50 years. The vesting date fair value of restricted stock awards that vested during both the nine months ended September 30, 2014 and 2013 was $1.2 million.

The following tables summarize the restricted and unrestricted stock award activity for the nine months ended September 30, 2014 and 2013:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	102,590	14.30
Vested	(85,733)	15.57
Forfeited	(2,150)	15.03
Nonvested at September 30, 2013	204,377	$14.28

Nonvested at December 31, 2013	202,939	$14.29
Granted	130,548	16.03
Vested	(73,336)	14.26
Forfeited	(6,806)	14.66
Nonvested at September 30, 2014	253,345	$15.19

(14)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$1,518	$(209)	$1,309
Other comprehensive (loss) income before reclassification	(1,384)	13	(1,371)
Amounts reclassified from AOCI for loss on sale of investment securities available for sale included in net income	8	—	8
Net current period other comprehensive (loss) income	(1,376)	13	(1,363)
Balance of AOCI at the end of period	$142	$(196)	$(54)

(1)	All amounts are net of tax.

	Nine Months Ended September 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	1,231	43	1,274
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(166)	—	(166)
Net current period other comprehensive income	1,065	43	1,108
Balance of AOCI at the end of the period	$142	$(196)	$(54)

(1)	All amounts are net of tax.

	Three Months Ended September 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(247)	$(262)	$(509)
Other comprehensive (loss) income before reclassification	(185)	12	(173)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	—	—	—
Net current period other comprehensive (loss) income	(185)	12	(173)
Balance of AOCI at the end of the period	$(432)	$(250)	$(682)

(1)	All amounts are net of tax.

	Nine Months Ended September 30, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(2,474)	48	(2,426)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	—	—	—
Net current period other comprehensive (loss) income	(2,474)	48	(2,426)
Balance of AOCI at the end of the period	$(432)	$(250)	$(682)

(1)	All amounts are net of tax.

(15)	Fair Value Measurements
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

The following table summarizes the balances of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$19,173	$—	$19,173	$—
Municipal securities	167,786	—	167,786	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	489,752	—	489,752	—
Corporate obligations	3,976	—	3,976	—
Mutual funds and other equities	1,964	1,964	—	—
Total	$682,651	$1,964	$680,687	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	$—	$6,039	$—
Municipal securities	49,060	—	49,060	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	108,035	—	108,035	—
Total	$163,134	$—	$163,134	$—
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 and the net losses (gains) recorded in earnings during three and nine months ended September 30, 2014 and 2013.

	Basis (1)	Fair Value at September 30, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2014	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2014
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$474	$81	$—	$—	$81	$(46)	$(13)
Non-owner occupied commercial real estate	2	—	—	—	—	—	—
Total commercial business	476	81	—	—	81	(46)	(13)
Real estate construction and land development:
One-to-four family residential	2,306	1,902	—	—	1,902	381	384
Total real estate construction and land development	2,306	1,902	—	—	1,902	381	384
Total noncovered impaired loans	2,782	1,983	—	—	1,983	335	371
Covered impaired loans:
Commercial business:
Commercial and industrial	3,696	3,136	—	—	3,136	164	(66)
Non-owner occupied commercial real estate	429	366	—	—	366	63	—
Total commercial business	4,125	3,502	—	—	3,502	227	(66)
Total covered impaired loans	4,125	3,502	—	—	3,502	227	(66)
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	—	45
Total	$6,943	$5,496	$—	$11	$5,485	$562	$350

(1)
Basis represents the unpaid principal balance of noncovered impaired and covered impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

	Basis (1)	Fair Value at December 31, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2013	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2013
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$4,850	$2,134	$—	$—	$2,134	$1,041	$1,930
Owner-occupied commercial real estate	1,880	1,285	—	—	1,285	(186)	265
Non-owner occupied commercial real estate	4,123	3,759	—	—	3,759	(39)	(1,466)
Total commercial business	10,853	7,178	—	—	7,178	816	729
One-to-four family residential	—	—	—	—	—	(16)	—
Real estate construction and land development:
One-to-four family residential	911	700	—	—	700	(339)	—
Total real estate construction and land development	911	700	—	—	700	(339)	—
Consumer	678	525	—	—	525	32	42
Total noncovered impaired loans	12,442	8,403	—	—	8,403	493	771
Covered impaired loans:
Commercial business:
Commercial and industrial	3,751	3,122	—	—	3,122	266	264
Non-owner occupied commercial real estate	—	—	—	—	—	—	—
Total commercial business	3,751	3,122	—	—	3,122	266	264
One-to-four family residential	450	419	—	—	419	(4)	(9)
Consumer	—	—	—	—	—	—	(2)
Total covered impaired loans	4,201	3,541	—	—	3,541	262	253
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	19	19	—	19	—	—	26
Other real estate owned:
Commercial properties	1,720	1,222	—	—	1,222	45	45
Total	$18,382	$13,185	$—	$19	$13,166	$800	$1,095

(1)
Basis represents the unpaid principal balance of noncovered impaired and covered impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$1,983	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 26.7%; 8.1%
Covered impaired loans	$3,502	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 0.0%; (25.0%)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$8,403	Market approach	Adjustment for differences between the comparable sales	(27.8%) - 19.1%; (7.6%)
Covered impaired loans	$3,541	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 0.0%; (25.0%)
Other real estate owned	$1,222	Market approach	Adjustment for differences between the comparable sales	(60.1)% - 13.6%; (35.2%)

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

	September 30, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$210,150	$210,150	$210,150	$—	$—
Other interest earning deposits	13,129	13,155	—	13,155	—
Investment securities available for sale	682,651	682,651	1,964	680,687	—
Investment securities held to maturity	38,213	39,029	—	39,029	—
Federal Home Loan Bank stock	12,363	N/A	N/A	N/A	N/A
Loans held for sale	4,641	4,737	—	4,737	—
Loans receivable, net of allowance for loan losses	2,174,541	2,230,733	—	—	2,230,733
Accrued interest receivable	9,987	9,987	11	3,200	6,776
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,325,152	$2,325,152	$2,325,152	$—	$—
Certificate of deposit accounts	577,917	578,696	—	578,696	—
Total deposits	$2,903,069	$2,903,848	$2,325,152	$578,696	$—
Securities sold under agreement to repurchase	$35,390	$35,390	$35,390	$—	$—
Junior subordinated debentures	19,027	19,027	—	—	19,027
Accrued interest payable	507	507	56	432	19

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,400	$130,400	$130,400	$—	$—
Other interest earning deposits	15,662	15,747	—	15,747	—
Investment securities available for sale	163,134	163,134	—	163,134	—
Investment securities held to maturity	36,154	36,340	—	36,340	—
Federal Home Loan Bank stock	5,741	N/A	N/A	N/A	N/A
Loans receivable, net of allowance	1,203,096	1,218,192	—	—	1,218,192
Accrued interest receivable	5,462	5,462	26	910	4,526
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,089,759	$1,089,759	$1,089,759	$—	$—
Certificate of deposit accounts	309,430	311,065	—	311,065	—
Total deposits	$1,399,189	$1,400,824	$1,089,759	$311,065	$—
Securities sold under agreement to repurchase	$29,420	$29,420	$29,420	$—	$—
Accrued interest payable	152	152	17	135	—

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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instrument in markets which can be inactive. At September 30, 2014, the fair value approximated the carrying value based on these valuation techniques (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(16)	Subsequent Event

On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital.

The eleventh plan supersedes the tenth stock repurchase program, which was authorized in August 2012. The Company will not repurchase the remaining 52,025 shares available under the tenth plan as of September 30, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2014. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2013 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At September 30, 2014, we had total assets of $3.45 billion and total stockholders’ equity of $451.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our net income is affected by many factors, including the provision for loan losses. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to provide for known and inherent credit losses in its loan portfolio.
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

Recent Developments
We successfully completed the Washington Banking Merger on May 1, 2014. See "Note 2. Business Combination" for details on the Washington Banking Merger. Legacy Washington Banking results since May 1, 2014 are included in the results of operations in this Report on Form 10-Q; therefore, the results included in this Report on Form 10-Q for the nine months ended September 30, 2014 include five months of operations of legacy Washington Banking and nine months of operations of the Company.

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
As of September 30, 2014 the Company had 67 branching locations. We intend to continue executing our lending practices across our newly expanded market area. We will focus on commercial and consumer lending, including increased small business lending. As a result of the Washington Banking Merger, we have a greater, more diversified non-interest income stream through increased mortgage banking and Small Business Administration ("SBA") lending operations.
In connection with the Washington Banking Merger, we announced a target for achieving cost savings of approximately 10% of the combined Company's noninterest expense. Cost savings resulting from the Washington Banking Merger will occur primarily through reductions in combined staffing levels and elimination of duplicate processes and third-party services. The cost savings are not expected to be fully realized until subsequent to the core system conversion which was completed in October 2014.
Results of operations for the three and nine months ended September 30, 2014 were significantly impacted by the costs associated with the Washington Banking Merger. For the three and nine months ended September 30, 2014, the Company incurred Washington Banking Merger-related expenses of $1.3 million and $7.4 million, respectively. These expenses were primarily professional advisory fees, legal fees and contract termination fees.

Earnings Summary
Net income was $0.23 per diluted common share for the three months ended September 30, 2014 compared to $0.20 per diluted common share for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was $7.1 million compared to net income of $3.3 million for the same period in 2013. Net income was $0.57 per diluted common share for the nine months ended September 30, 2014 unchanged from the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014 was $13.8 million compared to net income of $8.9 million for the same period in 2013. The $3.8 million, or 114.8% increase in net income for the three months ended September 30, 2014 was primarily the result of the Washington Banking Merger, as well as a $484,000, or 44.9%, decrease in the total provision for loan losses. The $4.9 million, or 55.2%, increase in net income for the nine months ended September 30, 2014 was primarily the result of the Washington Banking Merger as well as a $1.5 million, or 46.3%, decrease in the total provision for loan losses.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 73.1% for the three months ended September 30, 2014 from 70.9% for the three months ended September 30, 2013. The Company’s efficiency ratio increased to 76.9% for the nine months ended September 30, 2014 from 71.6% for the nine months ended September 30, 2013. The increase in the ratio for the three and nine months ended September 30, 2014 is due primarily to the $14.1 million and $29.1 million, respectively, increase in noninterest expense primarily as a result of the Washington Banking Merger. While growth strategies are being executed, the Company expects to incur higher expenses as evidenced in the current efficiency ratio until such time the anticipated cost savings are realized. Expenses are expected to be more consistent with revenue in the future since these growth strategies are being implemented to produce long term positive results. The efficiency ratio for the three and nine months ended September 30, 2014 was additionally affected by a trending decline in the net interest margin.

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
Net interest income increased $15.7 million, or 89.4%, to $33.3 million for the three months ended September 30, 2014, compared to $17.6 million for the same period in 2013. Net interest income increased $28.6 million, or 57.1%, to $78.6 million for the nine months ended September 30, 2014, compared to $50.1 million for the same period in 2013. The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$2,194,460	$31,841	5.76%	$1,191,572	$17,505	5.83%
Taxable securities	517,802	2,212	1.69	126,864	518	1.62
Nontaxable securities	176,827	855	1.92	72,120	428	2.35
Other interest earning assets	170,707	123	0.29	102,000	82	0.32
Total interest earning assets	$3,059,796	$35,031	4.54%	$1,492,556	$18,533	4.93%
Noninterest earning assets	377,001			143,296
Total assets	$3,436,797			$1,635,852
Interest Bearing Liabilities:
Certificates of deposit	$604,708	896	0.59%	$318,141	$639	0.80%
Savings accounts	349,685	59	0.07	152,442	39	0.10
Interest bearing demand and money market accounts	1,259,704	579	0.18	586,519	261	0.18
Total interest bearing deposits	2,214,097	1,534	0.27	1,057,102	939	0.35
Securities sold under agreement to repurchase	28,565	19	0.26	19,830	13	0.26
Junior subordinated debentures	18,985	171	3.57	—	—	—
Total interest bearing liabilities	$2,261,647	$1,724	0.30%	$1,076,932	$952	0.35%
Demand and other noninterest bearing deposits	688,140			333,648
Other noninterest bearing liabilities	34,571			9,565
Stockholders’ equity	452,439			215,707
Total liabilities and stockholders’ equity	$3,436,797			$1,635,852
Net interest income		$33,307			$17,581
Net interest spread			4.24%			4.58%
Net interest margin			4.32%			4.67%
Average interest earning assets to average interest bearing liabilities			135.29%			138.59%
(1) Annualized

	Nine Months Ended September 30, 2014
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,763,081	$75,738	5.74%	$1,100,013	$50,252	6.11%
Taxable securities	329,183	4,663	1.89	113,255	1,296	1.53
Nontaxable securities	129,422	1,928	1.99	60,865	1,108	2.43
Other interest earning assets	150,429	338	0.30	96,906	220	0.30
Total interest earning assets	$2,372,115	$82,667	4.66%	$1,371,039	$52,876	5.16%
Noninterest earning assets	268,794			122,956
Total assets	$2,640,909			$1,493,995
Interest Bearing Liabilities:
Certificates of deposit	$476,444	$2,225	0.62%	$305,469	$1,886	0.83%
Savings accounts	256,599	151	0.08	138,634	124	0.12
Interest bearing demand and money market accounts	966,227	1,309	0.18	527,374	776	0.20
Total interest bearing deposits	1,699,270	3,685	0.29	971,477	2,786	0.38
FHLB advances and other borrowings	147	—	—	—	—	—
Securities sold under agreement to repurchase	26,878	52	0.26	16,072	32	0.26
Junior subordinated debentures	10,629	285	3.58	—	—	—
Total interest bearing liabilities	$1,736,924	$4,022	0.31%	$987,549	$2,818	0.38%
Demand and other noninterest bearing deposits	529,677			290,233
Other noninterest bearing liabilities	26,507			9,878
Stockholders’ equity	347,801			206,335
Total liabilities and stockholders’ equity	$2,640,909			$1,493,995
Net interest income		$78,645			$50,058
Net interest spread			4.35%			4.77%
Net interest margin			4.43%			4.88%
Average interest earning assets to average interest bearing liabilities			136.57%			138.83%
(1) Annualized

The $15.7 million increase in net interest income for the three months ended September 30, 2014 compared to the same period in 2013 and the $28.6 million increase in the net interest income for the nine months ended September 30, 2014 compared to the same period in 2013 were primarily the result of an increase in the interest and fees on loans as a result of the Washington Banking Merger. The average loans receivable for the nine months ended September 30, 2014 was $1.76 billion compared to $1.10 billion for the nine months ended September 30, 2013. A decrease in the contractual loan note rates caused the yield to decrease to 5.74% for the nine months ended September 30, 2014 as compared to 6.11% for the same period in 2013, which partially offset the volume-related increase in the interest income on loans. The increase in taxable securities and nontaxable securities' average balances of $215.9 million and $68.6 million for the three and nine months ended September 30, 2014, respectively, is attributable to the Washington Banking Merger as well as investment purchases, which also caused an increase in interest income earned on the securities. The yield increased on the taxable securities to 1.89% for the nine months ended September 30, 2014 from 1.53% for the same period in 2013 and partially contributed to the increase in interest income. Although the average balance of interest bearing deposits increased $727.8 million, or 74.9%, to $1.70 billion for the nine months ended September 30, 2014 from $971.5 million for the nine months ended September 30, 2013, a decrease in the average rates to 0.29% from 0.38%, respectively, resulted in an increase of $899,000, or 32.3%, in interest expense for the nine months ended September 30, 2014. In connection with the Washington Banking Merger, the Company acquired junior subordinated debentures of Washington Banking. The average rate of these debentures for the three and nine months ended September 30, 2014 was 3.57% and 3.58%, respectively. The effects of the incremental accretion income also resulted in an increase in net interest income for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.
Net interest income as a percentage of average earning assets (net interest margin) for the three months ended September 30, 2014, decreased 35 basis points to 4.32% from 4.67% for the same period in 2013. The net interest margin for the nine months ended September 30, 2014 decreased 45 basis points to 4.43% from 4.88% for the same period in 2013. The net interest spread for the three months ended September 30, 2014 decreased 34 basis points to 4.24% from 4.58% for the same period in 2013. The net interest spread decreased 42 basis points for the nine months ended September 30, 2014 to 4.35% from 4.77% for the nine months ended September 30, 2013.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest margin, excluding incremental accretion on purchased loans (1)	3.83%	4.29%	4.01%	4.37%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.49	0.38	0.42	0.51
Net interest margin	4.32%	4.67%	4.43%	4.88%
(1) The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.
The impact on net interest margin from incremental accretion on purchased loans increased 11 basis points to 0.49% for the three months ended September 30, 2014 from 0.38% for the same period in 2013. The dollar amount of incremental income increased to $3.8 million for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013 primarily as a result of the volume of contractual payments, including significant unanticipated prepayments.
Total interest income increased $16.5 million, or 89.0%, to $35.0 million for the three months ended September 30, 2014, from $18.5 million for the three months ended September 30, 2013. Total interest income increased $29.8 million or 56.3%, to $82.7 million for the nine months ended September 30, 2014 from $52.9 million for the same period in 2013. The increase in interest income for the three and nine months ended September 30, 2014 was primarily due to the increase in interest and fees on loans as a result of the Washington Banking Merger. The increase in interest income on loans was partially offset by the decrease in the loan yields as a result of lower contractual note rates as a result of the lower interest rate environment.
The balance of average interest earning assets (including nonaccrual loans) increased $1.57 billion, or 105.0%, to $3.06 billion for the three months ended September 30, 2014, from $1.49 billion for the three months ended September 30, 2013. The balance of average interest earning assets (including nonaccrual loans) increased $1.00 billion, or 73.0%, to $2.37 billion for the nine months ended September 30, 2014, from $1.37 billion for the nine months ended September 30, 2013. The increase in average interest earning assets for the three and nine months ended September 30, 2014 is primarily due to the Washington Banking Merger. The Bank acquired $1.00 billion of fair value in loans, excluding loans held for sale, and $458.3 million of fair value in investment securities in the Washington Banking Merger. The average loans receivable, net increased $1.00 billion, or 84.2%, and $663.1 million, or 60.3%, during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.
The yield on total interest earning assets decreased 39 basis points to 4.54% for the three months ended September 30, 2014 from 4.93% for the three months ended September 30, 2013. The yield on total interest earning assets decreased 50 basis points to 4.66% for the nine months ended September 30, 2014 from 5.16% for the nine months ended September 30, 2013. The decrease in the yield on interest earning assets for the three and nine months ended September 30, 2014 reflects the decrease in loan yields as a result of lower contractual loan rates from the lower interest rate environment. The Bank had also been experiencing a decline in the effects of discount accretion on loan yields until the Washington Banking Merger was completed. The effect of discount accretion on loan yields for the three months ended September 30, 2014 and 2013 was approximately 69 basis points and 48 basis points, respectively. The effect of discount accretion on loan yields for the nine months ended September 30, 2014 and 2013 was approximately 57 basis points and 64 basis points, respectively. For both the three months ended September 30, 2014 and 2013, noncovered nonaccrual loans reduced the yield earned on loans by approximately five basis points. For the nine months ended September 30, 2014 and 2013, noncovered nonaccrual loans reduced the yield earned on loans by approximately five basis points and six basis points, respectively. Noncovered nonaccrual loans totaled

$11.7 million at September 30, 2014 as compared to $7.7 million at December 31, 2013 and $11.8 million at September 30, 2013.
Total interest expense increased by $772,000, or 81.1%, to $1.7 million for the three months ended September 30, 2014 from $952,000 for the three months ended September 30, 2013. Total interest expense increased $1.2 million, or 42.7% to $4.0 million for the nine months ended September 30, 2014 from $2.8 million for the same period in 2013. The increase in interest expense was attributable to the combination of higher average interest bearing liability balances, primarily as a result of the Washington Banking Merger, partially offset by lower average rates paid on those interest bearing liabilities.
The average cost of interest bearing liabilities decreased five basis points to 0.30% for the three months ended September 30, 2014 from 0.35% for the three months ended September 30, 2013. The average cost of interest bearing liabilities decreased seven basis points to 0.31% for the nine months ended September 30, 2014 from 0.38% for the same period in 2013. Total average interest bearing liabilities increased by $1.18 billion, or 110.0%, to $2.26 billion for the three months ended September 30, 2014 from $1.08 billion for the three months ended September 30, 2013. Total average interest bearing liabilities increased by $749.4 million, or 75.9%, to $1.74 billion for the nine months ended September 30, 2014 from $987.5 million for the same period in 2013. The increase in average interest bearing liabilities for the three and nine months ended September 30, 2014 was due primarily to the Washington Banking Merger which had approximately $1.43 billion in fair value of assumed deposits and $18.9 million in fair value of assumed junior subordinated debentures.
Deposit interest expense increased $595,000, or 63.4%, to $1.5 million for the three months ended September 30, 2014 compared to $939,000 for the same quarter in 2013. The deposit interest expense increased $899,000, or 32.3%, to $3.7 million for the nine months ended September 30, 2014 compared to $2.8 million for the same period in 2013. The increase in deposit interest expense for the three and nine months ended September 30, 2014 is primarily a result of the increase in the average deposit balance, offset partially by a decreased in the deposit average rate to 0.29% for the nine months ended September 30, 2014 from 0.38% for the same period in 2013. The increase in the average deposit balances for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 is primarily the result of the Washington Banking Merger.
Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Bank expects the net interest margin will continue to decline in future periods.

Provision for Loan Losses
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, the decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses for noncovered loans decreased $308,000, or 35.2%, to $567,000 for the three months ended September 30, 2014 from $875,000 for the three months ended September 30, 2013. The provision for loan losses for noncovered loans decreased $668,000, or 42.2%, to $916,000 for the nine months ended September 30, 2014 from $1.6 million for the same period in 2013. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The Bank had net charge-offs on noncovered loans of $716,000 for the three months ended September 30, 2014 compared to net charge-offs of $703,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Bank had net charge-off of $1.4 million and $3.0 million, respectively.
Based on the change in mix and volume of the noncovered loan portfolio at September 30, 2014 compared to December 31, 2013, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses for noncovered loans of $567,000 for the three months ended September 30, 2014 and $916,000 for the nine months ended September 30, 2014 was appropriate. The ratio of net charge-offs to average noncovered loans outstanding was 0.03% for the three months ended September 30, 2014 compared to 0.06% for the three months ended September 30, 2013. The ratio of net charge-offs to average noncovered loans outstanding for the nine months ended September 30, 2014 and 2013 was 0.08% and 0.31%, respectively.
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
The allowance for loan losses for noncovered loans, including noncovered PCI loans, decreased by $437,000, or 1.9%, to $22.2 million at September 30, 2014 from $22.7 million at December 31, 2013. As of September 30, 2014, the Bank identified $32.0 million of noncovered impaired loans, which included $20.3 million of noncovered performing troubled debt restructured loans. Of those noncovered impaired loans, $11.2 million have no allowances for credit losses as their estimated collateral value is equal to or exceeds their carrying costs. The remaining $20.7 million have related allowances for credit losses totaling $3.7 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses for noncovered loans of $22.2 million at September 30, 2014 (1.08% of total noncovered loans and 190.35% of noncovered nonperforming loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses for noncovered loans at December 31, 2013 of $22.7 million (1.94% of total noncovered loans and 292.80% of noncovered nonperforming loans). The 86 basis point decrease in the percentage of allowance for loan losses for noncovered loans to total noncovered loans to 1.08% at September 30, 2014 from 1.94% at December 31, 2013 was primarily the result of the Washington Banking Merger, in which the Company acquired $896.0 million in fair value of noncovered loans for which no allowance for loan losses was established as the loans were accounted for at their fair value as of the May 1, 2014 merger date. The fair value adjustment for noncovered loans at May 1, 2014 was a reduction of the loan balance of $12.8 million.
The following table outlines the allowance for loan losses on noncovered loans and related noncovered loan balances at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses for noncovered loans	$18,482	$18,618
Gross noncovered loans, excluding noncovered impaired loans	2,033,570	1,140,967
Percentage	0.91%	1.63%

Specific Valuation Allowance:
Allowance for loan losses for noncovered loans	$3,738	$4,039
Gross noncovered impaired loans	31,950	29,869
Percentage	11.70%	13.52%

Total Allowance for Loan Losses:
Allowance for loan losses for noncovered loans	$22,220	$22,657
Gross noncovered loans	2,065,520	1,170,836
Percentage	1.08%	1.94%
The provision for loan losses on covered loans are calculated in the same manner as the noncovered loans described above. The related provision for loan losses on the covered loans is recorded at the gross amount regardless of the portion of the estimated losses covered by the FDIC shared-loss agreements. The offset to this potential loss is included in the change in the FDIC indemnification asset. For the three months ended September 30, 2014, the provision for loan losses on covered loans totaled $27,000, a decrease of $176,000, or 86.7%, compared to $203,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for loan losses on covered loans totaled $827,000, a decrease of $833,000, or 50.2%, compared to $1.7 million for the nine months ended September 30, 2013. The FDIC indemnification asset was increased through noninterest income as a result of the estimated losses, except during the three months ended September 30, 2014 as a valuation adjustment was necessary for a pool with no allowance for loan losses whose underlying loans were performing, including prepayments, better than expected in the prior period.

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

Noninterest Income
Total noninterest income increased $2.9 million, or 112.4%, to $5.5 million for the three months ended September 30, 2014 compared to $2.6 million for the same period in 2013. Total noninterest income increased $5.3 million, or 74.1%, to $12.6 million for the nine months ended September 30, 2014 compared to $7.2 million for the nine months ended September 30, 2013. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended September 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,524	$1,609	$1,915	119.0%
Merchant Visa income, net	278	259	19	7.3
Change in FDIC indemnification asset	(647)	(350)	(297)	(84.9)
(Loss) gain on sale of investment securities, net	(13)	—	(13)	(100.0)
Gain on sale of loans, net	742	—	742	100.0
Other income	1,599	1,064	535	50.3
Total noninterest income	$5,483	$2,582	$2,901	112.4%

	Nine Months Ended September 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$—	$399	$(399)	(100.0)%
Service charges and other fees	7,700	4,395	3,305	75.2
Merchant Visa income, net	839	642	197	30.7
Change in FDIC indemnification asset	(575)	(336)	(239)	(71.1)
Gain on sale of investment securities, net	254	—	254	100.0
Gain on sale of loans, net	975	142	833	586.6
Other income	3,377	1,980	1,397	70.6
Total noninterest income	$12,570	$7,222	$5,348	74.1%
Service charges and other fees increased $1.9 million, or 119.0%, for the three months ended September 30, 2014 and $3.3 million, or 75.2%, for the nine months ended September 30, 2014 compared to the same periods in 2013 primarily as a result of the Washington Banking Merger. The increase in service charges are primarily the result of customer balance increases in loan and deposit accounts. As of September 30, 2014, total loans receivable, net balance was $2.17 billion compared to $1.20 billion as of December 31, 2013 and total deposits were $2.90 billion as of September 30, 2014 compared to $1.40 billion as of December 31, 2013. On the effective date of the Washington Banking Merger, the Bank acquired fair value of $1.00 billion in loans, excluding loans held for sale, and assumed fair value of $1.43 billion of deposits.
Loss on sale of investment securities, net was $13,000 for the three months ended September 30, 2014 and gain on sale of investment securities, net was $254,000 for the nine months ended September 30, 2014 compared to no gain on sale of investment securities for the same periods in 2013 as no investment securities were sold. During the three months ended September 30, 2014, the Company received approximately $653,000 in proceeds from the sale of investment securities available for sale in order to continue the restructure of the investment securities portfolio obtained in the Washington Banking Merger. During the nine months ended September 30, 2014, the Company sold numerous investment securities available for sale resulting in proceeds of approximately $158.6 million. In addition, approximately $54.5 million and $260.6 million of investment securities available for sale were purchased during the three and nine months ended September 30, 2014. These purchases were primarily mortgage-backed securities and municipal bonds.
Other income increased $535,000, or 50.3%, to $1.6 million for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013 and increased $1.4 million, or 70.6%, to $3.4 million for the nine months ended September 30, 2014 from $2.0 million for the same period in 2013. The increase was partially a result of loan loss recoveries of Washington Banking loans which were charged-off prior to consummation of the Washington Banking Merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the May 1, 2014 effective date of the Washington Banking Merger. Other income also included $146,000 and $241,000 of bank owned life insurance valuation increases for the three and nine months ended September 30, 2014, respectively. The Company did not have bank owned life insurance during the three and nine months ended September 30, 2013.
The change in FDIC indemnification asset caption includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the purchased covered loans. The Bank recorded $398,000 and $1.1 million of amortization of the FDIC indemnification asset during the three and nine months ended September 30, 2014, respectively. The $297,000 decrease in the change in FDIC indemnification asset during the three months ended September 30, 2014 was also due to a $249,000 reduction of the asset through the FDIC share of additional estimated gains as a result of the improvements in estimated cash flows in the related loan pool. The improvements were primarily due to prepayments of nonperforming loans. The Bank did not have a symmetrical decrease in the provision for loan losses as the related loan pool did not have a prior period allowance for loan losses. Therefore, the loan improvement will be absorbed in an increase in the incremental income in prospective periods. For the nine months ended September 30, 2014, the $239,000 decrease in the change in FDIC indemnification asset was partially due to an increase of the asset through the FDIC share of additional estimated losses of $556,000, which was primarily the result of the resolution of three covered nonperforming loans.
The bargain purchase gain on bank acquisition of $399,000 for the nine months ended September 30, 2013 was the result of the Northwest Commercial Bank Acquisition in January 2013. The Washington Banking Merger which occurred during the nine months ended September 30, 2014 and the Valley Bancshares Acquisition which occurred during the three months ended September 30, 2013 both resulted in goodwill rather than a bargain purchase gain.

Noninterest Expense
Noninterest expense increased $14.1 million, or 98.6%, to $28.4 million during the three months ended September 30, 2014 compared to $14.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest expense increased $29.1 million, or 71.0%, to $70.1 million from $41.0 million for the same period in 2013. The following table presents the change in the key components of noninterest expense for the periods noted.

	Three Months Ended September 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$15,579	$8,014	$7,565	94.4%
Occupancy and equipment	3,978	2,190	1,788	81.6
Data processing	1,978	953	1,025	107.6
Marketing	841	477	364	76.3
Professional services	1,113	862	251	29.1
State and local taxes	576	292	284	97.3
Federal deposit insurance premium	403	237	166	70.0
Other real estate owned, net	650	(162)	812	501.2
Amortization of intangible assets	603	157	446	284.1
Other expense	2,642	1,265	1,377	108.9
Total noninterest expense	$28,363	$14,285	$14,078	98.6%

	Nine Months Ended September 30,
	2014	2013	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$36,369	$23,220	$13,149	56.6%
Occupancy and equipment	9,412	6,105	3,307	54.2
Data processing	6,977	2,809	4,168	148.4
Marketing	1,843	1,189	654	55.0
Professional services	5,173	2,532	2,641	104.3
State and local taxes	1,378	876	502	57.3
Impairment loss on investment securities, net	45	26	19	73.1
Federal deposit insurance premium	1,115	744	371	49.9
Other real estate owned, net	915	(260)	1,175	451.9
Amortization of intangible assets	1,248	386	862	223.3
Other expense	5,661	3,383	2,278	67.3
Total noninterest expense	$70,136	$41,010	$29,126	71.0%
The increase in total noninterest expense for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 was due primarily to increased expenses related to 2013 Company initiatives. These initiatives included the Washington Banking Merger, and the NCB and Valley acquisitions, which are discussed in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Additionally, the Company completed a core system conversion in the fourth quarter of 2013, converting from the FiServ Total Plus core system that had been in place for 18 years, to FiServ's DNA platform, which provides a variety of efficiencies in all of the Bank's operation areas. The consolidation by the Company of three of Heritage Bank's existing branches to nearby branches also occurred in the fourth quarter of 2013. The table below includes each of the Company's major initiatives, as well as the direct costs associated with the initiatives, for the three and nine months ended September 30, 2014 and 2013. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payments made in conjunction with these initiatives. The amounts do not include the costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Company Initiatives:
NCB Acquisition	$—	$5	$—	$787
Central Valley Bank merger	—	1	—	130
Valley Acquisition	—	232	443	585
Core system conversion	—	60	40	139
Consolidation of existing branches	—	23	11	23
Washington Banking Merger	1,334	234	7,352	234
Total expense	$1,334	$555	$7,846	$1,898
The following table further segregates the Company's initiative costs by financial statement caption.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Expense Caption:
Compensation and employee benefits	$299	$66	$396	$165
Occupancy and equipment	111	62	540	155
Data processing	241	4	2,826	520
Marketing	96	—	96	33
Professional services	430	412	3,753	955
Other expense	157	11	235	70
Total expense	$1,334	$555	$7,846	$1,898
The types of expenses associated with the significant expense categories in the table above are summarized as follows:

•	Compensation and employee benefits expense consisted substantially of retention bonus and severance packages paid to transition employees.

•	Occupancy and equipment expense consisted primarily of lease termination costs.

•
Data processing expense consisted of costs relating to the Company’s core system conversion as well as system conversions of NCB and Valley Bank and the preparation for the conversion of Whidbey Island Bank which occurred in October 2014.

•	Professional services expense includes fees paid to financial advisors, attorneys, and accountants, and consultant fees related to mergers and acquisitions and to the core system conversion.
Compensation and employee benefits increased $7.6 million, or 94.4%, to $15.6 million during the three months ended September 30, 2014 compared to $8.0 million during the three months ended September 30, 2013. For the nine months ended September 30, 2014, compensation and employee benefits increased $13.1 million, or 56.6%, to $36.4 million from $23.2 million for the same period in 2013. The increase in the three and nine months ended September 30, 2014 is primarily the result of the increase in the number of full-time equivalent employees attributable to the Washington Banking Merger, which increased to 793 full-time equivalent employees, or 91.1%, at September 30, 2014 from 415 full-time equivalent employees at September 30, 2013. Occupancy and equipment increased $1.8 million, or 81.6%, to $4.0 million for the three months ended September 30, 2014 compared to $2.2 million for the same period in 2013. Occupancy and equipment increased $3.3 million, or 54.2%, to $9.4 million for the nine months ended September 30, 2014 from $6.1 million for the nine months ended September 30, 2013. The increase was primarily the result of lease costs associated with former Whidbey branches as well as direct costs as reflected in the table above. The increase in the occupancy and equipment expense for the nine months ended September 30, 2014 also included non-direct costs which are the result of the branches acquired in the Valley acquisition in July 2013. Data processing increased $1.0 million, or 107.6%, to $2.0 million for the three months ended September 30, 2014 from $953,000 for the same period in 2013. For the nine months ended September 30, 2014, data processing expense increased $4.2 million, or 148.4%, to $7.0 million from $2.8 million for the same period in 2013. The data processing expense for the three and nine months ended September 30, 2014 reflects servicing system termination fees related to the Washington Banking Merger as included in the initiatives table above as well as other non-direct costs from the Washington Banking Merger and the Valley acquisition. Professional services increased $251,000, or 29.1%, to $1.1 million for the three months ended September 30, 2014 from $862,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the professional services expense increased $2.6 million, or 104.3%, to $5.2 million from $2.5 million for the same period in 2013. The increase in professional services was related to the attorney, accountant and financial advisor fees in conjunction primarily with the Washington Banking Merger as included in the initiatives table above.
Other real estate owned, net expense increased $812,000, or 501.2%, to $650,000 during the three months ended September 30, 2014 as compared to income of $162,000 during the three months ended September 30, 2013. Other real estate owned, net expense increased $1.2 million, or 451.9%, to $915,000 during the nine months ended September 30, 2014 as compared to income of $260,000 during the nine months ended September 30, 2013. The increase in the expense during the three and nine months ended September 30, 2014 was primarily the result of net losses realized on sales of properties sold during the periods in 2014 and net gains realized on sales during the periods in 2013. Additionally, due to the increase in number and balance of other real estate owned, primarily as a result of the additions from the Washington Banking Merger, the cost of maintenance on the properties has increased to $621,000 during the nine months ended September 30, 2014 as compared to $272,000 for the same period in 2013.
Other expense includes, but is not limited to, items such as courier services, travel expenses, telephone and other loan expenses. For the three months ended September 30, 2014, other expense increased $1.4 million, or 108.9%, to $2.6 million from $1.3 million for the same period in 2013. Other expense increased $2.3 million, or 67.3%, to $5.7 million for the nine months ended September 30, 2014 compared to $3.4 million for the nine months ended September 30, 2013. The increase for the three and nine months ended September 30, 2014 is primarily the result of an increase in other loan costs, which is due to the increase in loan balances as a result of the Washington Banking Merger. To a less extent, the increase in other expense is due to increases in telephone and courier services given the increase in employees and market area as a result of the Washington Banking Merger.

Income Tax Expense
Income tax expense increased by $1.3 million, or 83.1%, to $2.8 million for the three months ended September 30, 2014 from $1.5 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, income tax expense increased $1.4 million, or 34.0%, to $5.6 million compared to $4.2 million for the same period in 2013. The Company’s effective tax rate was 28.1% for the three months ended September 30, 2014 compared to 31.5% for the same period in 2013 and 28.8% for the nine months ended September 30, 2014 compared to 31.9% for the nine months ended September 30, 2013. The decrease in the Company’s effective tax rate for the three and nine months ended September 30, 2014 compared to prior periods in 2013 is due primarily to the tax credits as a result of investment in a new markets tax credit partnership in the second quarter of 2014 and our investment in a low income housing tax credit partnership in the third quarter of 2014. An increase in non-deductible acquisition expenses related to the Washington Banking Merger partially offset the effects of these tax credit partnerships in the Company's effective tax rates for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Financial Condition Overview
Total assets were $3.45 billion as of September 30, 2014 as compared to $1.66 billion as of December 31, 2013. The $1.79 billion, or 108.0%, increase was due primarily to the Washington Banking Merger. The total fair value of assets (including intangible assets and goodwill) acquired in the Washington Banking Merger was $1.75 billion. Excluding the $1.75 billion of fair value of total assets acquired and $43.4 million of cash consideration and capitalized stock issuance costs paid in connection with the Washington Banking Merger, the increase in total assets of $88.9 million was due primarily to an increase in investment securities available for sale of $63.3 million and a $24.3 million increase in prepaid expenses and other assets, of which $25.0 million related to an investment in a new market tax credit partnership. The increase in total assets was partially offset by a $31.9 million decrease in net covered loans receivable primarily as a result of principal payments of significant loans during the three and nine months ended September 30, 2014.
Deposits increased by $1.50 billion, or 107.5%, to $2.90 billion as of September 30, 2014 compared to $1.40 billion as of December 31, 2013. The increase in deposits was primarily the result of the Washington Banking Merger, for which the Bank assumed fair value of $1.43 billion of deposits. Total non-maturity deposits increased to 80.1% of total deposits at September 30, 2014 from 77.9% at December 31, 2013 and certificates of deposits decreased to 19.9% of total deposits at September 30, 2014 from 22.1% at December 31, 2013.
Securities sold under agreement to repurchase increased $6.0 million, or 20.3%, to $35.4 million as of September 30, 2014 from $29.4 million as of December 31, 2013 primarily due to changes in customer balances. As the deposit balances increase, the Bank generally has an increase in securities sold under agreement to repurchase as customers enter into a product with slightly higher yield.
The Company assumed fair value of $18.9 million in junior subordinated debentures in connection with the Washington Banking Merger. The Company also assumed $23.8 million in accrued expenses and other liabilities. Excluding these assumed liabilities, the accrued expenses and other liabilities increased $3.7 million to $42.2 million at September 30, 2014. The increase is primarily due to $9.4 million of pending investment purchases and $4.4 million of funding liability for the low income housing tax partnership, partially offset by decreases in employee-related costs, federal income tax payable and customer-related balances, such as cashier's checks.
Total stockholders’ equity increased by $235.9 million, or 109.3%, to $451.7 million as of September 30, 2014 from $215.8 million at December 31, 2013. The increase during the nine months ended September 30, 2014 was due primarily to issuance of common stock in the Washington Banking Merger of $226.7 million. The Company also recorded $13.8 million in net income and $1,108,000 in other comprehensive income which was primarily the result of an increase in the fair value of investment securities available for sale. The increase in stockholders' equity during the nine months ended September 30, 2014 was partially offset by $5.3 million in cash dividends and $2.1 million in stock repurchases. For the nine months ended September 30, 2014, the Company additionally recorded $916,000 in stock based compensation expense and $826,000 related to the exercise of stock options net of tax affects. The Company’s equity position continues to remain strong at 13.1% of total assets as of September 30, 2014 and 13.0% as of December 31, 2013.
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2013 to September 30, 2014 taking into consideration the effects of the Washington Banking Merger.

	September 30, 2014	December 31, 2013	Change between December 31, 2013 and September 30, 2014	Washington Banking Merger, fair value at merger date	Change between December 31, 2013 and September 30, 2014, excluding the balances acquired in the Washington Banking Merger (2)
Assets
Cash and cash equivalents (1)	$210,150	$130,400	$79,750	$31,564	$48,186
Other interest earning deposits	13,129	15,662	(2,533)	—	(2,533)
Investment securities	720,864	199,288	521,576	458,312	63,264
Loans held for sale	4,641	—	4,641	3,923	718
Noncovered loans receivable, net of allowance for loan losses	2,041,830	1,145,509	896,321	895,978	343
Covered loans receivable, net of allowance for loan losses	132,711	57,587	75,124	107,050	(31,926)
FDIC indemnification asset	5,138	4,382	756	7,174	(6,418)
Other real estate owned	6,872	4,559	2,313	7,121	(4,808)
Premises and equipment, net	65,787	34,348	31,439	31,776	(337)
Federal Home Loan Bank stock, at cost	12,363	5,741	6,622	7,064	(442)
Bank owned life insurance	32,760	—	32,760	32,519	241
Accrued interest receivable	9,987	5,462	4,525	4,943	(418)
Prepaid expenses and other assets	64,616	25,120	39,496	15,194	24,302
Other intangible assets, net	11,561	1,615	9,946	11,194	(1,248)
Goodwill	118,911	29,365	89,546	89,546	—
Total assets	$3,451,320	$1,659,038	$1,792,282	$1,703,358	$88,924

Liabilities
Deposits	$2,903,069	$1,399,189	$1,503,880	$1,433,894	$69,986
Junior subordinated debentures	19,027	—	19,027	18,937	90
Securities sold under agreement to repurchase	35,390	29,420	5,970	—	5,970
Accrued expenses and other liabilities	42,183	14,667	27,516	23,803	3,713
Total liabilities	2,999,669	1,443,276	1,556,393	1,476,634	79,759
Stockholders' equity			—		—
Common stock	365,006	138,659	226,347	226,724	(377)
Retained earnings	86,699	78,265	8,434	—	8,434
Accumulated other comprehensive income (loss), net	(54)	(1,162)	1,108	—	1,108
Total stockholders' equity	451,651	215,762	235,889	226,724	9,165
Total liabilities and stockholders' equity	$3,451,320	$1,659,038	$1,792,282	$1,703,358	$88,924

(1)
Includes the net impact of the cash and cash equivalents acquired from Washington Banking of $74.9 million less the $42.9 million of cash paid as part of the consideration paid for the Washington Banking Merger and $489,000 of capitalized stock issuance costs.

(2)	Includes net impact of activity that was recorded on acquired assets and assumed liabilities between the May 1, 2014 merger effective date and September 30, 2014.

Lending Activities
As indicated in the table below, total loans receivable, net of net deferred loan fees increased $971.0 million, or 78.8%, to $2.20 billion at September 30, 2014 from $1.23 billion at December 31, 2013. Noncovered loans receivable, net of deferred loan fees increased $895.9 million, or 76.7%, to $2.06 billion at September 30, 2014 from $1.17 billion at December 31, 2013. Covered loans receivable increased by $75.1 million, or 117.8%, to $138.8 million at

September 30, 2014 from $63.8 million at December 31, 2013. The increases in the noncovered and covered loan receivable balances for the nine months ended September 30, 2014 are due primarily to the Washington Banking Merger. The Company acquired fair value of $896.0 million of noncovered loans receivable and $107.1 million of covered loans receivable on the May 1, 2014 effective date of the Washington Banking Merger. Excluding the fair value of the loans acquired in the Washington Banking Merger, the total loans receivable, net of net deferred loans fees would have decreased by $32.1 million, or 2.6%, from December 31, 2013.

	September 30, 2014	% of Total Noncovered	December 31, 2013	% of Total Noncovered
	(Dollars in thousands)
Noncovered loans receivable
Commercial business:
Commercial and industrial	$533,752	25.9%	$336,540	28.8%
Owner-occupied commercial real estate	537,968	26.0	281,309	24.1
Non-owner occupied commercial real estate	552,336	26.8	399,979	34.2
Total commercial business	1,624,056	78.7	1,017,828	87.1
One-to-four family residential mortgages	63,890	3.1	43,082	3.7
Real estate construction and land development:
One-to-four family residential	44,681	2.2	19,724	1.7
Multifamily residential and commercial properties	44,404	2.1	48,655	4.2
Total real estate construction and land development	89,085	4.3	68,379	5.9
Consumer	288,489	14.0	41,547	3.5
Gross noncovered loans receivable	2,065,520	100.1	1,170,836	100.2
Net deferred loan fees	(1,470)	(0.1)	(2,670)	(0.2)
Noncovered loans receivable, net	2,064,050	100.0%	1,168,166	100.0%
Covered loans receivable	138,833		63,754
Total loans receivable, net of net deferred loan fees	$2,202,883		$1,231,920

Nonperforming Assets
The following table describes our noncovered nonperforming assets at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Noncovered nonaccrual loans:
Commercial business	$7,263	$5,675
One-to-four family residential	322	340
Real estate construction and land development	3,359	1,045
Consumer	729	678
Total noncovered nonaccrual loans (1)(2)	11,673	7,738
Other real estate owned, noncovered	4,088	4,377
Total noncovered nonperforming assets	$15,761	$12,115
Noncovered performing troubled debt restructured loans:
Commercial business	$15,240	$15,735
One-to-four family residential	247	252
Real estate construction and land development	4,540	6,043
Consumer	249	101
Total noncovered performing troubled debt restructured loans (3)	$20,276	$22,131
Accruing noncovered loans past due 90 days or more (4)	$136	$6
Noncovered potential problem loans (5)	125,437	52,814
Allowance for loan losses for noncovered loans	22,220	22,657
Allowance for loan losses for noncovered loans to total noncovered loans, net	1.08%	1.94%
Allowance for loan losses for noncovered loans to noncovered nonperforming loans	190.35%	292.80%
Noncovered nonperforming loans to total noncovered loans	0.57%	0.66%
Noncovered nonperforming assets to total noncovered assets	0.48%	0.76%

(1)	$3.7 million and $2.6 million of noncovered nonperforming loans were considered troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively.

(2)	$1.8 million and $1.7 million of noncovered nonperforming loans were guaranteed by government agencies at September 30, 2014 and December 31, 2013, respectively.

(3)	$682,000 and $1,200,000 of noncovered performing troubled debt restructured loans were guaranteed by government agencies at September 30, 2014 and December 31, 2013.

(4)	There were no noncovered accruing loans past due 90 days or more that were guaranteed by government agencies at September 30, 2014 or December 31, 2013.

(5)	$2.0 million and $1.8 million of noncovered potential problem loans were guaranteed by government agencies at September 30, 2014 and December 31, 2013, respectively.

Noncovered nonperforming assets increased $3.6 million to $15.8 million, or 0.48% of total noncovered assets, at September 30, 2014 from $12.1 million, or 0.76% of total noncovered assets at December 31, 2013 due to an increase in noncovered nonperforming loans, partially offset by a decrease in noncovered other real estate owned. For the nine months ended September 30, 2014, the increase in noncovered nonperforming loans was primarily the result of additions of noncovered nonperforming loans of $8.4 million ($1.4 million of which were previously classified as noncovered performing troubled debt restructured loans), partially offset by principal payments of $3.4 million, charge-off of $973,000, and transfers to other real estate owned of $414,000. The noncovered other real estate owned balance decreased to $4.1 million at September 30, 2014 from $4.4 million at December 31, 2013 as a result of sale of 15 noncovered properties with net proceeds of $2.5 million and a net loss of $314,000, offset by the addition of three noncovered other real estate owned properties with fair value of $2.0 million acquired in the Washington Banking Merger and the addition of three foreclosed noncovered properties totaling $544,000.
Noncovered performing TDR loans were $20.3 million and $22.1 million as of September 30, 2014 and December 31, 2013, respectively. The $1.9 million, or 8.4%, decrease in the noncovered performing restructured loans for the nine months ended September 30, 2014 was primarily the result of loan payments and $1.4 million of loans transferred to nonaccrual status, offset partially by advances and additions of loans restructured during the period. The advances are primarily related to one single family construction borrowing relationship. At September 30, 2014 and December 31, 2013, the Company had recorded $2.5 million and $3.0 million, respectively, in allowance for loan losses for the noncovered performing TDR loans.

Noncovered potential problem loans as of September 30, 2014 and December 31, 2013 were $125.4 million and $52.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $72.6 million, or 137.5%, increase in the noncovered potential problem loans was primarily the result of $83.2 million in noncovered potential problem loans at September 30, 2014 which were acquired in the Washington Banking Merger, offset by loan repayments.

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

The following table provides information regarding changes in our allowance for noncovered loan losses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Noncovered loans receivable, net at the end of the period	$2,064,050	$1,169,896	$2,064,050	$1,169,896
Average noncovered loans receivable during the period	2,051,331	1,122,352	1,663,392	973,371
Allowance for loan losses for noncovered loans at the beginning of the period	22,369	22,611	22,657	24,242
Provision for loan losses for noncovered loans	567	875	916	1,584
Charge-offs:
Commercial business	(496)	(329)	(1,124)	(2,507)
One-to-four family residential	—	—	—	(52)
Real estate construction and land development	—	(423)	(345)	(565)
Consumer	(309)	(42)	(551)	(356)
Total charge-offs	(805)	(794)	(2,020)	(3,480)
Recoveries:
Commercial business	43	19	544	319
Real estate construction and land development	—	—	43	32
Consumer	46	72	80	86
Total recoveries	89	91	667	437
Net recoveries (charge-offs)	(716)	(703)	(1,353)	(3,043)
Allowance for loan losses for noncovered loans at end of period	$22,220	$22,783	$22,220	$22,783
Allowance for loan losses for noncovered loans to total noncovered loans receivable, net	1.08%	1.95%	1.08%	1.95%
Ratio of net charge-offs during period to average noncovered loans receivable	(0.03)%	(0.06)%	(0.08)%	(0.31)%
The allowance for loan losses on noncovered loans decreased $563,000, or 2.5%, to $22.2 million at September 30, 2014 from $22.8 million at September 30, 2013. The allowance for loan losses on noncovered loans decreased during the period because of an improving trend of lower net charge-offs as well as the change in mix and volume of loan types.
The allowance for loan losses on noncovered loans decreased $437,000, or 1.9%, to $22.2 million at September 30, 2014 from $22.7 million as of December 31, 2013. The noncovered nonperforming loans increased to $11.7 million at September 30, 2014 from $7.7 million at December 31, 2013. Noncovered nonperforming loans to total noncovered loans was 0.57% at September 30, 2014 as compared to 0.66% December 31, 2013, and the allowance for loan losses on noncovered loans to noncovered nonperforming loans was 190.35% at September 30, 2014 and 292.80% at December 31, 2013. The ratio of allowance for loan losses for noncovered loans to noncovered nonperforming loans decreased primarily due to the noncovered loans with specific reserves which were charged-off during the nine months ended September 30, 2014.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at September 30, 2014.

Deposits and Other Borrowings
As indicated in the table below, total deposits increased $1.50 billion, or 107.48%, to $2.90 billion at September 30, 2014 from $1.40 billion at December 31, 2013.

	September 30, 2014	% of Total	December 31, 2013	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$694,370	23.9%	$349,902	25.0%
NOW accounts	745,832	25.7	352,051	25.2
Money market accounts	527,276	18.2	232,016	16.6
Savings accounts	357,674	12.3	155,790	11.1
Total non-maturity deposits	2,325,152	80.1	1,089,759	77.9
Certificate of deposit accounts	577,917	19.9	309,430	22.1
Total deposits	$2,903,069	100.0%	$1,399,189	100.0%
The increase in the deposits was primarily the result of the Washington Banking Merger. At May 1, 2014, the Bank assumed $1.43 billion of deposits from the merger, of which $1.09 billion were non-maturity deposits and $340.1 million were certificates of deposits. The Bank recorded a $1.7 million purchase price adjustment related to the Washington Banking certificates of deposits as the acquired deposits had rates greater than the current market. The majority of those certificates of deposits will mature within one year of the merger date, and the purchase price adjustment will be amortized into income over the life of the deposits. Since December 31, 2013, non-maturity deposits (total deposits less certificate of deposit accounts) have increased $1.24 billion, or 113.4%, to $2.33 billion from $1.09 billion and certificate of deposit accounts have increased $268.5 million, or 86.8%, to $577.9 million from $309.4 million. Based on the Washington Banking Merger and the change in the mix and volume of deposits, the percentage of certificate of deposit accounts to total deposits decreased to 19.9% at September 30, 2014 from 22.1% at December 31, 2013.
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2014, the Bank had securities sold under agreement to repurchase totaling $35.4 million, an increase of $6.0 million, or 20.3%, from $29.4 million at December 31, 2013. The increase is the result of customer activity during the period.
As part of the Washington Banking Merger, the Company acquired junior subordinated debentures with fair value of $18.9 million. The debentures have a par value of $25.0 million, and pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at September 30, 2014 is $19.0 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2014, cash and cash equivalents totaled $210.2 million, or 6.1% of total assets. In addition, $10.8 million of the $13.1 million of other interest earning deposits are scheduled to mature within one year of September 30, 2014. The fair value of investment securities available for sale totaled $682.7 million at September 30, 2014; however, management generally does not consider those with maturities beyond one year to be a viable source of liquidity given that many investment securities available for sale are pledged to secure borrowing arrangements. The fair value of investment securities classified as either available for sale or held to maturity with maturities of one year or less amounted to $10.6 million, or 0.31% of total assets. At September 30, 2014, the Bank maintained credit facilities with the FHLB of Seattle for $408.9 million and credit facilities with the Federal Reserve Bank for $48.9 million, of which there were no borrowings outstanding at September 30, 2014. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $68.0 million as of September 30, 2014. There were no federal funds purchased as of September 30, 2014.

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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $25.3 million for the nine months ended September 30, 2014, and primarily consisted of proceeds from sale of loans held for sale of $35.3 million, net income of $13.8 million and depreciation and amortization of $9.0 million, partially offset by originations for loans held for sale of $35.0 million. During the nine months ended September 30, 2014, net cash used in investing activities was $14.9 million, which consisted primarily of purchases of investment securities available for sale of $251.2 million and investment in a new markets tax credit partnership of $25.0 million, offset partially by proceeds from sales of investment securities available for sale of $158.6 million and net cash acquired in the Washington Banking Merger of $31.6 million. Net cash provided by financing activities was $69.3 million for the nine months ended September 30, 2014, and primarily consisted of a net increase in deposits of $70.0 million and a $6.0 million increase in the securities sold under agreements to repurchase, partially offset by $5.3 million payment of cash dividends on common stock and $2.1 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at September 30, 2014 was $451.7 million compared with $215.8 million at December 31, 2013. During the nine months ended September 30, 2014, the Company issued common stock with fair value of $226.7 million related to the Washington Banking Merger. During the nine months ended September 30, 2014, the Company realized net income of $13.8 million, declared and paid cash dividends of $5.3 million, recorded $1.1 million in other comprehensive income, recorded stock-based compensation expense totaling $976,000, recorded $766,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $2.1 million.
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
Pursuant to minimum capital requirements of the FDIC, Heritage Bank was required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4.0% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4.0% and 8.0%, respectively. As of September 30, 2014 and December 31, 2013, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of September 30, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,253	4.0%	N/A	N/A	$340,256	10.3%
Tier 1 capital to risk-weighted assets	92,553	4.0	N/A	N/A	340,256	14.7
Total capital to risk-weighted assets	185,105	8.0	N/A	N/A	368,768	15.9
Heritage Bank
Tier 1 leverage capital to average assets	132,141	4.0	165,176	5.0	335,012	10.1
Tier 1 capital to risk-weighted assets	92,529	4.0	138,793	6.0	335,012	14.5
Total capital to risk-weighted assets	185,057	8.0	231,321	10.0	363,526	15.7

As of December 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$65,847	4.0%	N/A	N/A	$185,951	11.3%
Tier 1 capital to risk-weighted assets	47,853	4.0	N/A	N/A	185,951	15.5
Total capital to risk-weighted assets	95,706	8.0	N/A	N/A	201,076	16.8
Heritage Bank
Tier 1 leverage capital to average assets	65,831	4.0	82,288	5.0	182,543	11.1
Tier 1 capital to risk-weighted assets	47,807	4.0	71,710	6.0	182,543	15.3
Total capital to risk-weighted assets	95,613	8.0	119,517	10.0	197,656	16.5

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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 23, 2014, the Company’s Board of Directors declared a dividend of $0.09 per common share payable on November 20, 2014 to shareholders of record on November 6, 2014.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has had various stock repurchase programs since March 1999. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. There was no time limit on the tenth plan. On October 23, 2014, the Board of Directors approved the Company's eleventh stock repurchase plan, authorizing the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares. The eleventh plan supersedes the tenth stock repurchase program. The Company will not repurchase the remaining 52,025 shares available under the tenth plan as of September 30, 2014.
During the three and nine months ended September 30, 2014, the Company repurchased 108,075 shares under the tenth plan with an average share price of $16.68. The Company repurchased 544,000 shares for an average price of $15.88 during the three and nine months ended September 30, 2013. In total, the Company has repurchased 704,975 shares at an average price of $15.85 per share under the tenth stock repurchase plan as of September 30, 2014.
During the three and nine months ended September 30, 2014, the Company repurchased 2,751 and 18,549 shares at an average price of $16.11 and $16.99 to pay withholding taxes on restricted stock that vested during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, the Company repurchased 490 and 12,809 shares at an average price of $16.01 and $14.24 to pay withholding taxes on restricted stock that vested during the three and nine months ended September 30, 2013, respectively.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014— July 31, 2014	1,125	$16.08	7,205,348	160,100
August 1, 2014— August 31, 2014	259	16.52	7,205,348	160,100
September 1, 2014—September 30, 2014	109,442	16.67	7,313,423	52,025
Total	110,826	$16.67	7,313,423	52,025

(1)
Common shares repurchased by the Company between July 1, 2014 and September 30, 2014 included the cancellation of 2,751 shares of restricted stock to pay withholding taxes at an average price per share of $16.11.

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

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements (19)

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Reference is made to Note 11—Stockholders' Equity in the Selected Notes to Condensed Consolidated Financial Statements under Part 1 Item 1 herein.

(18)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

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

HERITAGE FINANCIAL CORPORATION

Date:
November 5, 2014	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
November 5, 2014	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.