Form 10-K
period 2014-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2015-03-11
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014, based on the closing price of its common stock on such date, on the NSADAQ Global Select Market, of $16.09 per share, and 29,423,514 shares held by non-affiliates was $473,242,340.
The registrant had 30,257,691 shares of common stock outstanding as of February 25, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION
FORM 10-K
December 31, 2014

PART I

ITEM 1.     BUSINESS
General
Heritage Financial Corporation (the “Company” or "Heritage") is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from a mutual holding company form of organization to a stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank (the "Bank"). Effective September 1, 2005, Central Valley Bank (acquired by the Company in March 1999) changed its charter from a nationally chartered commercial bank to a state chartered commercial bank. In 1998, the Company acquired North Pacific Bank. In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A., at which time Washington State Bank, N.A. was merged into Heritage Bank.
Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the Federal Deposit Insurance Corporation (the “FDIC”), pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington (the “Cowlitz Acquisition”). The Cowlitz Acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank. In 2013, the Company consolidated three of these branches into existing Heritage Bank branches. Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered commercial bank headquartered in Tacoma, Washington (the “Pierce Acquisition”). The Pierce Acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010.
On September 14, 2012, the Company announced that it had entered into a definitive agreement along with Heritage Bank, to acquire Northwest Commercial Bank (“NCB”), a full service commercial bank headquartered in Lakewood, Washington that operated two branch locations in Washington State (the “NCB Acquisition”). The NCB Acquisition was completed on January 9, 2013, at which time NCB was merged with and into Heritage Bank. The Lakewood branch was subsequently consolidated with an existing Heritage Bank branch in 2013. On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley" or "Valley Community Bancshares") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”) and its eight branches. The Valley Acquisition was completed on July 15, 2013. Subsequently, four of these branches were consolidated into existing branches as of December 31, 2013. See Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for these acquisitions which closed during fiscal year 2013.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank (the "Central Valley Merger"). The common control merger was completed on June 19, 2013. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, along with the Bank, and Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"), jointly announced the signing of a merger agreement pursuant to which Heritage and Washington Banking entered into a strategic merger with Washington Banking merging into Heritage (the "Washington Banking Merger"). Washington Banking branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continued to operate using the Whidbey Island Bank name. The Washington Banking Merger was completed on May 1, 2014. For additional information on the Washington Banking Merger, see Note 2 - Business Combinations of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary, Heritage Bank. The deposits of the Bank are insured by the FDIC. Heritage Bank is headquartered in Olympia, Washington and conducts business in its sixty-six branch offices located in Washington and the greater Portland, Oregon area.
Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. The Bank also originates for sale or investment purposes one-to-four family residential loans on residential properties located primarily in western and central Washington State and the greater Portland, Oregon area.
Market Areas
We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and its sixty-six branch offices located along the I-5 corridor throughout Washington and the greater Portland, Oregon area. We additionally have offices located in eastern Washington, primarily in Yakima county.
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
The Company has also acquired loans through mergers and acquisitions, which are designated as "purchased" loans. Purchased loans which are covered under FDIC shared-loss agreements are identified as "covered", while purchased loans not subject to FDIC shared-loss agreements as well as loans originated by the Company are referred to as "noncovered."
Noncovered commercial and industrial loans, including owner occupied commercial real estate loans, totaled $1.09 billion, or 51.2% of total noncovered loans, as of December 31, 2014, and $617.8 million, or 52.9% of total noncovered loans, as of December 31, 2013 and non-owner occupied commercial real estate loans totaled $616.8 million, or 29.0%, as of December 31, 2014 and $400.0 million, or 34.2% of total noncovered loans, as of December 31, 2013. One-to-four family residential loans totaled $63.5 million, or 3.0% of total noncovered loans, at December 31, 2014, and $43.1 million, or 3.7% of total noncovered loans, at December 31, 2013. Real estate construction and land development loans totaled $108.1 million, or 5.1% of total noncovered loans, at December 31, 2014, and $68.4 million, or 5.9% of total noncovered loans, at December 31, 2013.
Covered loans totaled $126.2 million and $63.8 million at December 31, 2014 and 2013, respectively. The majority of the covered loans are commercial and industrial loans, including owner occupied commercial real estate loans, totaling $78.4 million, or 62.1% of total covered loans, as of December 31, 2014, and $39.1 million, or 61.3% of total covered loans, as of December 31, 2013 and non-owner occupied commercial real estate totaled $26.9 million, or 21.3%, as of December 31, 2014 and $14.6 million, or 22.9% of total noncovered loans, as of December 31, 2013.

The following table provides information about our noncovered loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2014		2013		2012		2011		2010
	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)	Balance	% of Total (4)
	(Dollars in thousands)
Noncovered loans:
Commercial business:
Commercial and industrial(1)	$1,087,085	51.2%	$617,849	52.9%	$503,708	53.7%	$493,130	53.3%	$470,116	53.9%
Non-owner occupied commercial real estate	616,757	29.0	399,979	34.2	276,854	29.5	263,882	28.5	240,174	27.5
Total commercial business	1,703,842	80.2	1,017,828	87.1	780,562	83.2	757,012	81.8	710,290	81.4
One-to-four family residential(2)	63,540	3.0	43,082	3.7	41,888	4.5	40,703	4.4	52,491	6.0
Real estate construction and land development:
One-to-four family residential	46,749	2.2	19,724	1.7	25,688	2.7	23,750	2.5	33,193	3.8
Five or more family residential and commercial properties	61,360	2.9	48,655	4.2	52,939	5.6	56,032	6.1	29,832	3.4
Total real estate construction and land development(3)	108,109	5.1	68,379	5.9	78,627	8.3	79,782	8.6	63,025	7.2
Consumer	250,323	11.8	41,547	3.5	39,627	4.2	50,401	5.4	48,585	5.6
Gross noncovered loans	2,125,814	100.1	1,170,836	100.2	940,704	100.2	927,898	100.2	874,391	100.2
Less: deferred loan fees	(937)	(0.1)	(2,670)	(0.2)	(2,096)	(0.2)	(1,860)	(0.2)	(1,323)	(0.2)
Total noncovered loans	$2,124,877	100.0%	$1,168,166	100.0%	$938,608	100.0%	$926,038	100.0%	$873,068	100.0%

(1)	Commercial and industrial loans include owner-occupied commercial real estate loans.

(2)
Excludes loans held for sale of $5.6 million, $1.7 million, $1.8 million and $764,000 as of December 31, 2014, 2012, 2011 and 2010, respectively. There were no loans held for sale at December 31, 2013.

(3)	Balances are net of undisbursed loan proceeds.

(4)	Percent of total noncovered loans.

The following table provides information about our covered loan portfolio by type of loan at the dates indicated. These balances are the recorded investment balance and are prior to deduction for the allowance for loan losses.

	December 31,
	2014		2013		2012		2011		2010
	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Covered loans:
Commercial business:
Commercial and industrial(1)	$78,354	62.1%	$39,056	61.3%	$60,577	68.6%	$76,674	70.1%	92,265	71.7%
Non-owner occupied commercial real estate	26,879	21.3	14,625	22.9	13,028	14.7	15,753	14.4	17,576	13.6
Total commercial business	105,233	83.4	53,681	84.2	73,605	83.3	92,427	84.5	109,841	85.3
One-to-four family residential	5,990	4.7	4,777	7.5	5,027	5.7	5,197	4.8	6,224	4.8
Real estate construction and land development:
One-to-four family residential	2,446	2.0	1,556	2.4	4,433	5.0	5,786	5.3	5,876	4.6
Five or more family residential and commercial properties	3,560	2.8	—	—	—	—	—	—	—	—
Total real estate construction and land development(2)	6,006	4.8	1,556	2.4	4,433	5.0	5,786	5.3	5,876	4.6
Consumer	8,971	7.1	3,740	5.9	5,265	6.0	5,947	5.4	6,774	5.3
Gross purchased covered loans	$126,200	100.0%	$63,754	100.0%	$88,330	100.0%	$109,357	100.0%	128,715	100.0%
(1)Commercial and industrial loans include owner-occupied commercial real estate.
(2)Balances are net of undisbursed loan proceeds.
(3)Percent of total covered loans.

The following table presents at December 31, 2014 (i) the aggregate contractual maturities of noncovered loans in the named categories of our noncovered loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	Over 1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$230,085	$407,886	$1,065,871	$1,703,842
Real estate construction and land development	42,411	34,692	31,006	108,109
Total	$272,496	$442,578	$1,096,877	$1,811,951
Fixed rate loans, due after 1 year		$236,357	$217,816	$454,173
Variable or adjustable rate loans, due after 1 year		206,221	879,061	1,085,282
Total		$442,578	$1,096,877	$1,539,455
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied commercial real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender.” Before extending credit to a business we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.

At December 31, 2014 we had $1.70 billion, or 80.2%, of our total noncovered loans receivable in commercial business loans with an average loan size of approximately $306,000, excluding loans with no outstanding balance.
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
See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our non-owner occupied commercial real estate loans, which includes five or more family residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”
One-to-Four Family Residential Loans, Originations and Sales
The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.
As part of our asset/liability management strategy, we typically sell a significant portion of our one-to-four family residential loans in the secondary market. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.” We discontinued this strategy in the second quarter of 2013 through the second quarter of 2014, and reinstated these operations following the completion of the Washington Banking Merger.
We typically sell the servicing of the sold one-to-four family residential loans, or the collection of principal and interest payments, to other financial institutions. We did not service any of these sold loans for others for the years ended December 31, 2014 or 2013.
The following table presents summary information concerning our origination and sale of our one-to-four family residential loans and the gains from the sale of loans.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
One-to-four family residential loans:
Originated (1)	$75,500	$18,867	$35,730	$23,865	$18,605
Sold	55,997	8,460	21,187	15,888	16,187
Gains on sales of loans, net (2)	1,080	142	295	285	226

(1)	Includes loans originated for our loan portfolio or for sale in the secondary market.

(2)	Excludes net gains on sales of SBA loans.

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
We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and have a variable rate of interest. We require builders to have tangible equity in each construction project and have prompt and thorough documentation of all draw requests, and we inspect the project prior to paying any draw requests.
See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our real estate construction and land development loans are based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate.”
Consumer
We originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
As a result of the Washington Banking Merger, we originate indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in our market areas. We have limited our indirect loans purchased primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$288,930	$169,079
Owner-occupied commercial real estate	2,648	2,812
Non-owner occupied commercial real estate	20,240	2,405
Total commercial business	311,818	174,296
One-to-four family residential	—	45
Real estate construction and land development:
One-to-four family residential	24,028	12,236
Five or more family residential and commercial properties	32,653	20,720
Total real estate construction and land development	56,681	32,956
Consumer	122,633	27,480
Total outstanding commitments	$491,132	$234,777
Delinquencies and Nonperforming Assets
Delinquency Procedures.    Delinquencies in the commercial business loan portfolio are handled by the assigned loan officer. Loan officers are responsible for collecting loans they originate or which are assigned to them. We send a borrower a delinquency notice 15 days after the due date when the borrower fails to make a required payment on a loan. If the delinquency is not brought current, additional delinquency notices are mailed at 30 and 45 days for commercial loans. Additional written and oral contacts are made with the borrower between 60 and 90 days after the due date.

If a real estate loan payment is past due for 45 days or more, the collection manager may perform a review of the condition of the property. Depending on the nature of the loan and the type of collateral securing the loan, we may negotiate and accept a modified payment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is generally sold at a public sale and we may bid on the property to protect our interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan relative to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.
Real estate acquired by us in partial or full satisfaction of a loan obligation is classified as other real estate owned until it is sold. When property is acquired, it is recorded at the estimated fair value (less costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value. If the estimated realizable value of the other real estate owned property declines after the acquisition date, the adjustment to the value is charged to other real estate owned expense, net.
Classification of Loans.    Federal regulations require that the Bank periodically evaluate the risks inherent in its loan portfolio. In addition, the Division of Banks of the Washington State Department of Financial Institutions (“Division”) and the FDIC have the authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount. We also have loans we classify as Watch and Other Assets Especially Mentioned (“OAEM”). Loans classified as Watch are performing assets but have elements of risk that require more monitoring than other performing loans. Loans classified as OAEM are assets that continue to perform but have shown deterioration in credit quality and require closer monitoring.
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
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. The following table provides information about our noncovered nonaccrual loans and other real estate owned for the indicated dates. We have also included information regarding our troubled-debt restructured performing noncovered loans for the indicated dates, although these are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructure.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual noncovered loans:
Commercial business	$4,719	$5,675	$6,068	$8,266	$10,839
One-to-four family residential	—	340	450	—	2
Real estate construction and land development	2,652	1,045	6,420	14,947	15,642
Consumer	139	678	281	615	—
Total nonaccrual noncovered loans(1)(2)	7,510	7,738	13,219	23,828	26,483
Noncovered other real estate owned	2,178	4,377	5,406	3,710	3,030
Total nonperforming noncovered assets	$9,688	$12,115	$18,625	$27,538	$29,513
Accruing noncovered loans past due 90 days or more(3)	$—	$6	$214	$1,328	$1,313
Potential problem noncovered loans(4)	117,250	52,814	29,183	31,925	53,086
Allowance for loan losses on noncovered loans	22,153	22,657	24,242	26,952	22,062
Nonperforming noncovered loans to total noncovered loans	0.35%	0.66%	1.41%	2.57%	3.03%
Allowance for loan losses on noncovered loans to total noncovered loans	1.04%	1.94%	2.58%	2.91%	2.53%
Allowance for loan losses on noncovered loans to nonperforming noncovered loans	294.98%	292.80%	183.39%	113.11%	83.31%
Nonperforming noncovered assets to total noncovered assets	0.29%	0.76%	1.48%	2.19%	2.38%
Restructured performing noncovered loans:
Commercial business	$14,408	$15,735	$15,227	$12,606	$394
One-to-four family residential	245	252	888	835	—
Real estate construction and land development	3,927	6,043	361	364	—
Consumer	184	101	—	—	—
Total restructured performing noncovered loans(5)	$18,764	$22,131	$16,476	$13,805	$394

(1)
At December 31, 2014, 2013, 2012, 2011 and 2010, $4.1 million, $2.6 million, $9.3 million, $11.7 million and $8.7 million of nonaccrual noncovered loans were considered troubled debt restructured loans, respectively.

(2)
At December 31, 2014, 2013, 2012, 2011 and 2010, $1.6 million, $1.7 million, $1.2 million, $1.8 million and $2.3 million of noncovered nonaccrual loans were guaranteed by government agencies, respectively.

(3)
There were no accruing noncovered loans past due 90 days or more that were guaranteed by government agencies at December 31, 2014, 2013, and 2012. There were accruing noncovered loans past due 90 days or more of $6,000 and $92,000 guaranteed by government agencies at December 31, 2011 and 2010, respectively.

(4)
At December 31, 2014, 2013, 2012, 2011 and 2010, $2.0 million, $1.8 million, $2.9 million, $2.8 million and $5.4 million of potential problem noncovered loans were guaranteed by government agencies, respectively.

(5)
At December 31, 2014, 2013, 2012 and 2011, $751,000, $1.2 million, $965,000 and $592,000 of restructured performing noncovered loans were guaranteed by government agencies . There were no restructured performing noncovered loans guaranteed by government agencies at December 31, 2010.

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

Nonaccrual noncovered loans decreased to $7.5 million, or 0.35% of total noncovered loans, at December 31, 2014 from $7.7 million, or 0.66% of total noncovered loans, at December 31, 2013 due to the loan resolution efforts of our credit department. During the year ended December 31, 2014, approximately $9.6 million in net principal payments were received on nonaccrual noncovered loans and $322,000 of nonaccrual noncovered loans were transferred back to accrual status. We also recorded $1.6 million in net charge-offs of nonaccrual noncovered loans. In addition, $414,000 of nonaccrual noncovered loans were transferred to other real estate owned during the year ended December 31, 2014. The decrease in total nonaccrual noncovered loans at December 31, 2014 was partially offset by $11.7 million in additions to nonperforming noncovered loans, of which $1.4 million were previously restructured performing noncovered loans that were transferred to nonaccrual status.
Nonperforming noncovered assets decreased to $9.7 million, or 0.29% of total noncovered assets, at December 31, 2014 from $12.1 million, or 0.76% of total noncovered assets, at December 31, 2013 due to a decrease in nonperforming noncovered loans discussed above as well as an overall decrease in noncovered other real estate owned. The noncovered other real estate owned decreased to $2.2 million at December 31, 2014 from $4.4 million at December 31, 2013 due to dispositions of $5.6 million, which were offset partially by additions of $3.3 million during the year ended December 31, 2014. Of the $3.3 million of additions, $1.7 million were acquired with the Washington Banking Merger.
Restructured performing noncovered loans as of December 31, 2014 and December 31, 2013 were $18.8 million and $22.1 million, respectively. The $3.4 million decrease in restructured performing noncovered loans during 2014 was primarily due to $7.3 million of net principal reductions and $1.5 million in loans transferred to nonaccrual, offset partially by $3.8 million of loans restructured during the year ended December 31, 2014 and $2.5 million of advances of existing restructured performing noncovered loans. The Bank also recorded $372,000 in charge-offs of restructured performing noncovered loans during the year ended December 31, 2014.
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
TDRs are considered impaired and are separately measured for impairment under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 310-10-35, whether on accrual or nonaccrual status. At December 31, 2014 and December 31, 2013, the balance of performing noncovered TDRs was $18.8 million and $22.1 million, respectively. The related allowance for loan losses on the performing noncovered TDRs was $1.9 million as of December 31, 2014 and $3.0 million as of December 31, 2013. At December 31, 2014, nonperforming noncovered TDRs were $5.0 million and had a related allowance for loan losses of $1.0 million. At December 31, 2013, nonperforming noncovered TDRs of $2.6 million had a related allowance for loan losses of $191,000.
A loan may have the TDR classification removed if (a) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (b) the loan is no longer impaired based on the terms of the restructured agreement. The Bank's policy is that the borrower must demonstrate six consecutive monthly payments in accordance with the modified loan terms before it can be reviewed for removal of TDR classification under the second criteria. However, the loan must be reported as a TDR in at least one of the Company’s Annual Reports on Form 10-K. Once a loan has been classified as a TDR, it will continue to be an impaired loan until paid off or charged-off, even if the loan subsequently is no longer a TDR.
Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well-secured and in the process of collection. Potential problem noncovered loans increased $64.4 million, or 122.0%, to $117.3 million at December 31, 2014 from $52.8 million at December 31, 2013 primarily due to loans acquired in the Washington Banking Merger.
Analysis of Allowance for Loan Losses
Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable credit losses inherent in the loan portfolio. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	Historical loss experience in a number of homogeneous segments of the loan portfolio;

•	The impact of environmental factors, including:

▪	Levels of and trends in delinquencies and impaired loans;

▪	Levels and trends in charge-offs and recoveries;

▪	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

▪	Experience, ability, and depth of lending management and other relevant staff;

▪	National and local economic trends and conditions;

▪	External factors such as competition, legal, and regulatory requirements; and

▪	Effects of changes in credit concentrations.
We calculate an appropriate ALL for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALL combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
While we believe we use the best information available to determine the allowance for loan losses, results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance allocations based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our allowance for loan losses on noncovered loans at and for the indicated periods:

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance for loan losses on noncovered loans at beginning of the year	$22,657	$24,242	$26,952	$22,062	$26,164
Provision for loan losses for noncovered loans	2,232	1,784	1,570	10,032	11,990
Charge-offs:
Commercial business	(2,305)	(3,295)	(3,726)	(2,972)	(8,106)
One-to-four family residential	—	(52)	(391)	(53)	(169)
Real estate construction and land development	(376)	(565)	(1,280)	(2,513)	(8,344)
Consumer	(962)	(386)	(620)	(648)	(73)
Total charge-offs on noncovered loans	(3,643)	(4,298)	(6,017)	(6,186)	(16,692)
Recoveries:
Commercial business	716	807	1,579	821	243
One-to-four family residential	—	—	—	—	15
Real estate construction and land development	50	32	125	201	285
Consumer	141	90	33	22	57
Total recoveries on noncovered loans	907	929	1,737	1,044	600
Net charge-offs on noncovered loans	(2,736)	(3,369)	(4,280)	(5,142)	(16,092)
Allowance for loan losses on noncovered loans at end of the year	$22,153	$22,657	$24,242	$26,952	$22,062
Noncovered loans outstanding at end of the year(1)(2)	$2,125,814	$1,170,836	$940,704	$927,898	$874,391
Average noncovered loans receivable during the year(2)	1,767,821	1,052,552	897,342	862,812	745,819
Ratio of net charge-offs on noncovered loans to average noncovered loans receivable	(0.15)%	(0.32)%	(0.48)%	(0.60)%	(2.16)%

(1)	Gross loan balances.

(2)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses on noncovered loans at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2014		2013		2012		2011		2010
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$15,967	80.1%	$18,020	86.9%	$16,044	83.0%	$16,167	81.6%	$14,350	82.5%
One-to-four family residential	812	3.0	786	3.7	944	4.4	650	4.4	500	6.5
Real estate construction	1,954	5.1	1,884	5.8	4,801	8.4	7,978	8.6	5,435	7.8
Consumer	2,604	11.8	1,366	3.6	1,583	4.2	1,247	5.4	846	3.2
Unallocated	816	—	601	—	870	—	910	—	931	—
Total allowance for loan losses on noncovered loans (1)	$22,153	100.0%	$22,657	100.0%	$24,242	100.0%	$26,952	100.0%	$22,062	100.0%

(1)	Represents total noncovered loans outstanding in each category as a percent of gross noncovered loans.

The following table shows the allocation of the allowance for loan losses on covered loans at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2014		2013		2012		2011		2010 (2)
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$4,219	83.4%	$4,833	84.2%	$3,258	83.3%	$3,011	84.5%	$—	85.3%
One-to-four family residential	388	4.7	314	7.5	277	5.7	144	4.8	—	4.8
Real estate construction	804	4.8	789	2.4	639	5.0	645	5.3	—	4.6
Consumer	165	7.1	231	5.9	178	6.0	163	5.4	—	5.3
Unallocated	—	—	—	—	—	—	—	—	—	—
Total allowance for loan losses on covered loans (1)	$5,576	100.0%	$6,167	100.0%	$4,352	100.0%	$3,963	100.0%	$—	100.0%

(1)	Represents total covered loans outstanding in each category as a percent of gross covered loans.

(2)
The Company did not have an allowance for loan losses on covered loans at December 31, 2010 as the covered portfolio was acquired in July 2010 and fair value discounts on covered loans established at acquisition date were determined sufficient to absorb known and inherent loan losses at December 31, 2010.

Investment Activities
At December 31, 2014, our investment securities portfolio totaled $778.7 million, which consisted of $742.8 million of securities available for sale and $35.8 million of securities held to maturity. This compares with a total portfolio of $199.3 million at December 31, 2013, which was comprised of $163.1 million of securities available for sale and $36.2 million of securities held to maturity. The increase in our investment securities portfolio in fiscal 2014 is attributable to investment securities acquired in the Washington Banking Merger. The composition of the investment portfolio by type of security, at each respective date, is presented in Note 4 - Investment Securities of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
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
The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2014		December 31, 2013		December 31, 2012
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	2.9%	$6,039	3.7%	$11,035	7.7%
Municipal securities	173,037	23.3	49,060	30.1	47,360	32.8
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	542,399	73.0	108,035	66.2	85,898	59.5
Corporate obligations	4,010	0.5	—	—	—	—
Mutual funds and other equities	1,973	0.3	—	—	—	—
Total	$742,846	100.0%	$163,134	100.0%	$144,293	100.0%

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2014.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	—%	$20,836	1.04%	$591	1.95%	$—	—%
Municipal securities	4,171	1.93	26,360	2.50	65,805	3.26	76,701	3.76
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	8,601	2.40	81,540	1.81	452,258	2.09
Corporate obligations	—	—	—	—	4,010	1.15	—	—
Total	$4,171	1.93%	$55,797	1.91%	$151,946	2.42%	$528,959	2.32%
(1)Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the dates indicated.

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	4.4%	$1,687	4.7%	$1,740	17.2%
Municipal securities	22,486	62.8	24,290	67.2	2,946	29.2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	30.4	9,129	25.2	4,245	42.0
Private residential collateralized mortgage obligations	871	2.4	1,048	2.9	1,168	11.6
Total	$35,814	100.0%	$36,154	100.0%	$10,099	100.0%

The following table provides information regarding our investment securities held to maturity, by contractual maturity, at December 31, 2014.

	Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)	Amortized Cost	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	—%	$492	3.76%	$1,099	3.91%	$—	—%
Municipal securities	2,895	2.53	8,826	3.05	10,557	3.88	208	5.61
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	508	2.56	6,902	3.25	3,456	2.88
Private residential collateralized mortgage obligations	—	—	—	—	—	—	871	5.95
Total	$2,895	2.53%	$9,826	3.06%	$18,558	3.64%	$4,535	3.59%
(1)Taxable equivalent weighted average yield.

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Seattle in an amount equal to the greater of $500,000 or 0.50% of residential mortgage loans and pass-through securities or an advance requirement to be confirmed on the date of the advance and 5.0% of the outstanding balance of mortgage loans sold to the FHLB of Seattle. At December 31, 2014 the Bank was required to maintain an investment in the stock of FHLB of Seattle of at least $3.3 million and had an investment in FHLB stock carried at a cost basis (par value) of $12.2 million.
Consistent with its accounting policy, the Company evaluated its investment in FHLB of Seattle stock for other-than-temporary impairment. The Company took into consideration that in September 2012, the FHLB of Seattle announced that it had been reclassified as adequately capitalized by its regulator, the Federal Housing Finance Agency(“FHFA”). Further, during the year ended December 31, 2012, the FHFA granted the FHLB of Seattle authority to repurchase up to $25 million of excess capital stock per quarter at par ($100 per share), provided they receive a non-objection for each quarter’s repurchase from the FHFA. The FHLB of Seattle had been repurchasing stock throughout 2013 and 2014. On December 22, 2014 the FHLB of Seattle and the FHLB of Des Moines announced that the FHFA had approved their merger application submitted on October 31, 2014, subject to satisfaction of specific closing conditions set forth in the FHFA approval letter, including the receipt of approvals by members of both FHLBs. The voting process for both FHLBs is anticipated to conclude in late February 2015. The boards of directors of both FHLBs have unanimously approved the proposed merger. The combined FHLB would be headquartered in Des Moines and maintain a regional office in Seattle. The members of the combined organization would have access to an enhanced suite of products and services and benefit from increased economies of scale and greater risk diversification.
Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Seattle, the proposed FHLB merger and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB of Seattle stock during the years ended December 31, 2014,

2013 and 2012. Despite improvements in the FHLB of Seattle’s financial condition, any deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.
Deposit Activities and Other Sources of Funds
General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors are not. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis.
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
During the year ended December 31, 2014, non-maturity deposits (total deposits less certificate of deposit accounts) increased by $1.29 billion, or 118.5%, to $2.38 billion from $1.09 billion at December 31, 2013. The increase was primarily a result of the non-maturity deposits acquired in the Washington Banking Merger. The percentage of non-maturity deposits to total deposits increased to 81.9% at December 31, 2014 compared to 77.9% at December 31, 2013. As a result of this increase, the certificate of deposit accounts to total deposits decreased to 18.1% at December 31, 2014 from 22.1% at December 31, 2013.
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
Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $300 minimum balance is maintained.
CDs.    We offer several types of CDs with maturities ranging from three months to five years, which require a minimum deposit of $2,500. Negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to five years.

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$709,673	24.4%	$349,902	25.0%	$247,048	22.1%
NOW accounts	793,362	27.3	352,051	25.2	303,487	27.2
Money market accounts	520,065	17.9	232,016	16.6	157,728	14.1
Savings accounts	357,834	12.3	155,790	11.1	120,781	10.8
Total non-maturity deposits	2,380,934	81.9	1,089,759	77.9	829,044	74.2
CDs	525,397	18.1	309,430	22.1	288,927	25.8
Total deposits	$2,906,331	100.0%	$1,399,189	100.0%	$1,117,971	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$1,049,078	0.18%	$541,793	0.19%	$466,268	0.27%
Savings accounts	282,150	0.09	143,412	0.11	113,119	0.18
CDs	494,948	0.60	307,464	0.81	306,772	0.98
Total interest bearing deposits	1,826,176	0.28	992,669	0.37	886,159	0.50
Noninterest demand deposits	574,692	—	308,582	—	237,888	—
Total deposits	$2,400,868	0.21%	$1,301,251	0.28%	$1,124,047	0.40%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more:

December 31, 2014
(In thousands)
Remaining maturity:
Three months or less	$1,441
Over three months through twelve months	167,863
Over twelve months through three years	79,922
Over three years	17,356
Total	$266,582
Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Seattle serves as one of our secondary sources of liquidity. Advances from the FHLB of Seattle are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2014, the Bank maintained an uncommitted credit facility with the FHLB of Seattle of $374.3 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $53.2 million, of which there were no advances or borrowings outstanding. The Bank also maintains advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $43.0 million as of December 31, 2014. At December 31, 2014 we had securities sold under agreement to repurchase of $32.2 million which were secured by investment securities available for sale.
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
There were no FHLB advances or federal funds purchased for the years ended December 31, 2014, 2013 or 2012.
Supervision and Regulation
We are subject to extensive Federal and Washington State legislation, regulation, and supervision. These laws and regulations are primarily intended to protect depositors, the FDIC and shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. See “—Other Regulatory Developments—The Dodd-Frank Act” herein for a discussion of this legislation. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.
The following is a summary discussion of certain laws and regulations applicable to Heritage Financial and Heritage Bank which is qualified in its entirety by reference to the actual laws and regulations.
Heritage Financial.    As a registered bank holding company with the Federal Reserve, we are subject to comprehensive regulation and supervision under the Bank Holding Company Act of 1956, as amended. This regulation and supervision is generally intended to ensure that we limit our activities to those allowed by law and that we operate in a safe and sound manner without endangering the financial health of Heritage Bank. As a bank holding company supervised by the Federal Reserve, we are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and assess us for the cost of such examination.
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
Federal Reserve policy provides that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Federal Reserve policy further provides that in its capacity as a source of strength to its subsidiary banks, a bank holding company should have the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Dodd-Frank Act also extends the "source of strength" doctrine and requires the issuance of implementing regulations by the federal banking regulatory agencies.
Under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDIA"), a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented of its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may prohibit the bank holding company or its undercapitalized subsidiary bank from, among other restrictions, paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. In addition, the Federal Reserve policy provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, under Washington corporate law, companies generally may not pay dividends if after that payment the company would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.
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
Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on investment securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 4% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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
Dividends paid by the Bank provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by our Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. For an additional discussion of restrictions on the payment of dividends, see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” herein.
Capital Adequacy.    The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.
The Federal Reserve’s risk-based guidelines for bank holding companies establish a two-tier capital framework. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on investment securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.
Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk- based capital ratios under these guidelines at December 31, 2014 were 4% and 8%, respectively. At December 31, 2014, we had consolidated Tier 1 risk-based capital and total risk-based capital of 13.9% and 15.1%, respectively.
The Federal Reserve’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2014, we had a consolidated leverage ratio of 10.2%.
In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rule eliminates the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5.0% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2014, the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe it also meets the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2014, see Note 23 - Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
As of December 31, 2014, the Bank met the requirements to be classified as “well capitalized.” See Note 23 - Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules under which the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
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
The federal banking and securities regulators have issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”) pursuant to the Dodd-Frank Act. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. We are continuously reviewing our investment portfolio to determine if changes to our investment strategies may be required in order to comply with the various provisions of the Volcker Rule regulations.
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
Sarbanes-Oxley Act.    As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, Heritage is subject to the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.
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
Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and controller. We have posted the text of our code of ethics at www.HF-WA.com in the section titled Investor Information: Corporate Governance. Any waivers of the code of ethics will be publicly disclosed to shareholders.
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
Employees
We had 748 full-time equivalent employees at December 31, 2014. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2014.

Name	Age as of December 31, 2014	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	60	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank	1996
Jeffrey J. Deuel	56	Executive Vice President, Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	53	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	61	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	1999
Bryan McDonald (1)	43	Executive Vice President and Chief Lending Officer of Heritage Bank	2014

(1)	Former executive officer of Washington Banking Company.
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
Donald J. Hinson became Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank in September 2012. In 2007, Mr. Hinson was appointed the Senior Vice President and Chief Financial Officer of Heritage and Heritage Bank. Mr. Hinson joined Heritage Bank in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelors of Science degree in Accounting from Central Washington University and is a licensed Certified Public Accountant.
David A. Spurling became Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank in January 2014. Prior to that, he was the Senior Vice President and Chief Credit Officer of Heritage Bank beginning in 2007.  Mr. Spurling joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division. Mr. Spurling holds a Master’s Degree in Business Administration from the University of Washington and is Credit Risk Certified by the Risk Management Association.
Bryan McDonald became Executive Vice President and Chief Lending Officer of Heritage Bank upon completion of the Washington Banking Merger effective on May 1, 2014. Prior to that, Mr. McDonald was President and Chief Executive Officer of Whidbey Island Bank since January 1, 2012. Mr. McDonald joined Whidbey Island Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of Whidbey Island Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010. Mr. McDonald has been serving in the banking industry since 1994, including in regional commercial lending management roles since 1996 for Washington Mutual and Peoples Bank. Mr. McDonald holds a Bachelor's and Master’s Degree in Business Administration from Washington State University.

ITEM 1A.     RISK FACTORS
We assume and manage a certain degree of risk in order to conduct our business strategy. The following provides a discussion of certain risks that management believes are specific to our business. This discussion should not be viewed as an all inclusive list or in any particular order.
Our strategy of pursuing acquisitions and de novo branching exposes us to financial and operational risks that could adversely affect us.
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

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our completed FDIC-assisted transactions involving our assumption of deposits and the acquisition of assets of Cowlitz Bank and Pierce Commercial Bank in July 2010 and November 2010, respectively; and in the completed open-bank acquisitions of NCB and Valley Community Bancshares in January 2013 and July 2013, respectively, and in the merger of Washington Banking Company in May 2014;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
we completed two acquisitions during 2010, two acquisitions during 2013 and one merger in 2014 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•
we expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency ratios will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•
the purchase and assumption agreement and the shared-loss agreements we entered into with the FDIC in connection with the Cowlitz Acquisition and the Pierce Acquisition, have specific, detailed and cumbersome compliance, servicing, notification and reporting requirements. Our failure to comply with the terms of the agreements or to properly service the loans and real estate owned under the requirements of the shared-loss agreements may cause individual loans or large pools of loans to lose eligibility for shared-loss payments from the FDIC. This could result in material losses that are currently not anticipated.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we are not successful in executing this strategy or if we fail to grow or manage our growth effectively.
We intend to pursue a significant growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including branch acquisitions, or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
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
If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance that suitable growth opportunities will be available or that we will successfully manage our growth. See “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced” and “-Our strategy of pursuing acquisitions and de novo branching exposes us to financial and operational risks that could adversely affect us” for additional risks related to our acquisition strategy.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
The financial services industry is extensively regulated. We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve and Heritage Bank is subject to examination, supervision and comprehensive regulation by the FDIC and the Division. The Federal Reserve, FDIC and Division govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose requirements for additional capital, restrictions on operations, the reclassification of assets, and the determination of the adequacy of the allowance for loan losses and level of deposit insurance premiums assessed. In addition, these bank regulators also have the ability to impose additional conditions in the approval of merger and acquisition transactions.
As discussed under “Item 1. Business - Supervision and Regulation - Capital Adequacy” of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our noninterest expense.

We may face increased compliance costs and uncertainty in residential mortgage lending as a result of the adoption of consumer protection regulations by the Consumer Financial Protection Bureau.
The Dodd Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has issued a rule designed to clarify for lenders how they can avoid monetary damages under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could limit our growth or profitability.
Our loan portfolio is concentrated in loans with a higher risk of loss.
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration, or SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts established on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.
At December 31, 2014, our noncovered commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $1.70 billion, or approximately 80.2% of our total noncovered loan portfolio. Approximately $4.7 million, or 0.3%, of our total noncovered commercial business loans were nonperforming at December 31, 2014. The majority of the nonperforming commercial business loans were commercial and industrial loans.
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
Commercial and five or more family residential real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and five or more family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and five or more family residential real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Additionally, commercial and five or more family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and five or more family residential real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.
As of December 31, 2014, our non-owner occupied commercial real estate loans totaled $616.8 million, or 29.0% of our total noncovered loan portfolio.
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
As of December 31, 2014, our noncovered real estate construction and land development loans totaled $108.1 million, or 5.1% of our total noncovered loan portfolio. Of these loans, $46.7 million, or 2.2% of our total noncovered loan portfolio, were one-to-four family residential construction related and $61.4 million, or 2.9% of our total noncovered loan portfolio, were five-or-more family residential and commercial property construction related. Approximately $2.7 million, or 2.5%, of our total noncovered construction loans were nonperforming at December 31, 2014.
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
We maintain an allowance for loan losses on our loans, which is a reserve established through a provision for loan losses charged against earnings, which we believe is appropriate to absorb known and inherent losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors and management’s expectation of future events.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans, which could adversely affect our results of operations and our capital.
For the year ended December 31, 2014 we recorded a total provision for loan losses of $4.6 million compared to $3.7 million for the year ended December 31, 2013. The provision related to the noncovered portfolio was $2.2 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. Our provision for loan losses on covered loans was $2.4 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. We recorded net loan charge-offs for noncovered loans of $2.7 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013. The net charge-offs for covered loans was $3.0 million and $73,000 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 our total nonperforming noncovered loans were $7.5 million, or 0.35% of total noncovered loans, compared to $7.7 million or 0.66% of total noncovered loans at December 31, 2013. Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
General economic conditions tend to impact loan segments at varying degrees. Our commercial and industrial loan portfolio, which represented 46.1% of our nonaccrual noncovered loans at December 31, 2014, generally has the largest percentage of nonperforming loans as the borrowers are primarily business owners whose business results are influenced by deteriorating economic conditions. Slower sales and excess inventory in the housing market has been the primary cause of deterioration in our one-to-four family residential construction loans, which represented 35.3% of our nonperforming noncovered loans at December 31, 2014.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon, and a decline in the economies of our primary market areas of the Pacific Northwest could have a material adverse effect on our business, financial condition, results of operations and prospects.
Weakness or a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2014, we had goodwill with a carrying amount of $119.0 million.
Declines in our stock price or a prolonged weakness in the operating environment of the financial services industry may result in a future impairment charge. Any such impairment charge could have a material adverse affect on our operating results and capital.
Fluctuating interest rates can adversely affect our profitability.
Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest earning assets and the interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.
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
During the past several years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest bearing liabilities reprice or mature more quickly than our interest earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest earning assets may continue to decrease. The Federal Reserve has recently indicated its intention to maintain low interest rates through at least late 2015. Accordingly, our net interest income may be adversely affected and may decrease, which may have an adverse effect on our profitability.
Decreased volumes and lower gains on sales of mortgage loans sold could adversely impact our noninterest income.
We originate and sell one-to-four family residential loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one-to-four family residential loans pursuant to programs currently offered by Freddie Mac and other secondary market purchasers. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
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
Our Board of Directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the NASDAQ Stock Market. In addition, our Board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms.
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

ITEM 2.     PROPERTIES
Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2014 is comprised of 66 branches located throughout Washington and Oregon counties. The number of branches per county, as well as occupancy type, is detailed in the following table.

			Occupancy Type
County	State	Number of Branches	Owned	Leased
Clark	WA	2	1	1
Cowlitz	WA	2	2	—
Island	WA	7	5	2
Kittitas	WA	1	—	1
King	WA	8	3	5
Mason	WA	1	1	—
Multnomah	OR	1	—	1
Pierce	WA	13	8	5
San Juan	WA	1	—	1
Skagit	WA	4	3	1
Snohomish	WA	12	6	6
Thurston	WA	5	3	2
Whatcom	WA	4	3	1
Yakima	WA	5	5	—
Total		66	40	26
One Snohomish County branch, one Thurston County branch and the branch in Kittitas County have land leases, which are not included in the leased section above as the building is owned.
For additional information concerning our premises and equipment and lease obligations, see Notes 10 and 17, respectively, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.     LEGAL PROCEEDINGS
Heritage and Heritage Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank, other than the matter described below.
On April 4, 2014, Washington Banking, its directors and Heritage entered into and documented an agreement in principle among Washington Banking, its directors, Heritage and the plaintiffs for the settlement of the putative shareholder class action lawsuit captioned In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA, pending before the Superior Court of the State of Washington in and for King County (the “Action”).  The Action alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders in connection with the transactions contemplated by the Agreement and Plan of Merger, dated October 23, 2013 (the “Merger Agreement”), under which Washington Banking and Heritage combined their organizations in a strategic combination, with Washington Banking merging with and into Heritage. The Action also alleges, among other things, that Heritage aided and abetted the alleged breaches of fiduciary duties by Washington Banking's directors and that the public disclosures concerning the Washington Banking Merger are misleading in various respects.
              On December 15, 2014, the Court entered an order preliminarily approving the settlement of the consolidated litigation and ordering WBCO to provide notice of the proposed settlement to those persons who held WBCO shares during the purported class period.
On February 27, 2015, the Court held a hearing to consider whether the settlement was fair and reasonable to the class members and, if so, to approve the settlement and to consider plaintiffs’ counsel’s application for an award of attorneys’ fees and costs from Washington Banking.  At the hearing, the Court approved the settlement and entered a Final Judgment and Order of Dismissal With Prejudice awarding plaintiffs’ counsel fees and expenses totaling $450,000 and terminating the litigation.
The settlement of the Action did not affect the Washington Banking Merger consideration paid to Washington Banking’s shareholders in connection with the completion of the Washington Banking Merger on May 1, 2014.  Washington Banking, its directors and Heritage took the position that the Action was without merit and denied any wrongdoing of any kind.  Washington Banking, its directors and Heritage entered into the settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the stipulation of settlement or any public filing, including this Annual Report on Form 10-K, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained herein or in any public filing associated with the settlement of the Action.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2014, we had approximately 1,514 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 30,259,838 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 25, 2015 was $16.28 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2014 Quarter ended,
	March 31	June 30	September 30	December 31
High	$18.48	$17.86	$16.96	$17.97
Low	$16.18	$15.44	$15.59	$15.80

For the interim period subsequent to the 2014 fiscal year through the last reported sales price on February 25, 2015, the high and low sales information price per share of our common stock as reported on the NASDAQ Global Selected Market was $17.16 and $15.52, respectively.

	2013 Quarter ended,
	March 31	June 30	September 30	December 31
High	$15.22	$14.65	$16.45	$17.48
Low	$13.84	$13.25	$14.75	$15.01
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.

The dividend activities for the years ended December 31, 2014 and 2013 and subsequent through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
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
As a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve’s policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under Washington law, we are prohibited from paying a dividend if, after making such dividend payment, we would be unable to pay our debts as they become due in the usual course of business, or if our total liabilities, plus the amount that would be needed, in the event we were to be dissolved at the time of the dividend payment, to satisfy preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is to be made exceed our total assets.
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. The Company will not repurchase the remaining 52,025 shares available under the tenth plan as the eleventh plan supersedes the tenth stock repurchase program. On August 30, 2011, the Board of Director approved the Company's ninth stock repurchase plan, authorizing the repurchase of up to 5% of the Company's outstanding shares of common stock, or approximately 782,000 shares over a period of twelve months.

The following table provides total repurchased shares and average share prices under the applicable Plans and years:

	Years Ended December 31,
	2014	2013	2012	Plan Total
Ninth Plan
Repurchased shares	—	—	389,627	590,832
Stock repurchase average share price	$—	$—	$13.45	$12.83

Tenth Plan
Repurchased shares	108,075	544,000	52,900	704,975
Stock repurchase average share price	$16.68	$15.88	$13.88	$15.85

Eleventh Plan
Repurchased shares	—	—	—	—
Stock repurchase average share price	$—	$—	$—	$—

During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 48,304, 13,138 and 3,419 shares at an average price of $16.53, $14.29 and $14.08 to pay withholding taxes on the vesting of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012, respectively, which are not considered repurchased as part of the applicable repurchase Plans.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014— October 30, 2014	277	$16.79	7,313,423	1,513,000
November 1, 2014—November 30, 2014	—	—	7,313,423	1,513,000
December 1, 2014—December 31, 2014	2,695	16.97	7,313,423	1,513,000
Total	2,972	$16.95	7,313,423	1,513,000

(1)
Common shares repurchased by the Company between October 1, 2014 and December 31, 2014 included solely the cancellation of 2,972 shares of restricted stock to pay withholding taxes at an average price per share of $16.95.

The information regarding the Company’s equity compensation plan is contained under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.
Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2009 and ending December 31, 2014. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2009, and that all dividends were reinvested in Heritage common stock.

	Years Ended December 31,
Index	2009	2010	2011	2012	2013	2014
Heritage Financial Corporation	$100.00	$101.02	$94.13	$116.47	$139.38	$147.38
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
ITEM 6.     SELECTED FINANCIAL DATA
The following tables set forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Matters affecting comparability in the five-year summary detailed below include the Cowlitz and Pierce Acquisitions in 2010, the Valley and NCB Acquisitions in 2013, and the Washington Banking Merger in 2014. See Note 2 - Business Combinations in "Item 8. Financial Statements and Supplementary Data" discussing the fiscal 2014 and 2013 mergers and acquisitions.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$121,106	71,428	$69,109	$74,120	$59,522
Interest expense	5,681	3,724	4,534	6,582	8,511
Net interest income	115,425	67,704	64,575	67,538	51,011
Provision for loan losses	4,594	3,672	2,016	14,430	11,990
Noninterest income	16,467	9,651	7,272	5,746	18,779
Noninterest expense	99,379	59,515	50,392	49,703	38,011
Income tax expense	6,905	4,593	6,178	2,633	6,435
Net income	21,014	9,575	13,261	6,518	13,354
Net income applicable to common shareholders	21,014	9,575	13,261	6,518	11,668
Earnings per common share
Basic	$0.82	$0.61	$0.87	$0.42	$1.05
Diluted	0.82	0.61	0.87	0.42	1.04
Dividend payout ratio to common shareholders(1)	60.98%	68.90%	92.00%	90.50%	—%
Performance Ratios:
Net interest spread(2)	4.45%	4.69%	5.03%	5.23%	4.56%
Net interest margin(3)	4.53	4.80	5.17	5.41	4.78
Efficiency ratio(4)	75.35	76.94	70.14	67.82	54.46
Return on average assets	0.74	0.62	0.98	0.48	1.16
Return on average common equity	5.61	4.58	6.52	3.17	8.15

(1)	Dividend payout ratio is declared dividends per common share divided by basic earnings per common share.

(2)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest earning assets.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$3,457,750	$1,659,038	$1,345,540	$1,368,985	$1,367,684
Noncovered loans receivable, net	2,102,724	1,145,509	914,366	899,086	851,006
Covered loans receivable, net	120,624	57,587	83,978	105,394	128,715
Total loans receivable, net	2,223,348	1,203,096	998,344	1,004,480	979,721
Investment securities	778,660	199,288	154,392	156,695	138,943
FDIC indemnification asset	1,116	4,382	7,100	10,350	16,071
Goodwill and other intangible assets	129,918	30,980	14,098	14,525	14,965
Deposits	2,906,331	1,399,189	1,117,971	1,136,044	1,136,276
Junior subordinated debentures	19,082	—	—	—	—
Securities sold under agreement to repurchase	32,181	29,420	16,021	23,091	19,027
Stockholders’ equity	454,506	215,762	198,938	202,520	202,279
Book value per common share	$15.02	$13.31	$13.16	$13.10	$12.99
Equity to assets ratio	13.1%	13.0%	14.8%	14.8%	14.8%
Capital Ratios:
Total risk-based capital ratio	15.1%	16.8%	19.9%	20.3%	21.5%
Tier 1 risk-based capital ratio	13.9	15.5	18.7	19.0	20.2
Leverage ratio	10.2	11.3	13.6	13.8	13.9
Asset Quality Ratios:
Nonperforming noncovered loans to total noncovered loans (1)	0.35%	0.66%	1.41%	2.57%	3.03%
Allowance for loan losses on noncovered loans to total noncovered loans (1)	1.04	1.94	2.58	2.91	2.53
Allowance for loan losses on noncovered loans to nonperforming noncovered loans (1)	294.98	292.80	183.39	113.11	83.31
Nonperforming noncovered assets to total noncovered assets (1)	0.29	0.76	1.48	2.19	2.38
Other Data:
Number of banking offices	66	35	33	33	31
Number of full-time equivalent employees	748	373	363	354	321

(1)
Nonperforming noncovered loan balances include portions guaranteed by governmental agencies of $1.6 million, $1.7 million, $1.2 million, $1.8 million and $2.3 million as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

ITEM 7.	MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2014 audited Consolidated Financial Statements and Notes to those financial statements included in this Form 10-K.
This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and Washington Banking Company, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to increase our allowance for loan losses and increase our provision for loan losses;

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

•
results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•
legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Act and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III;

•	our ability to control operating costs and expenses;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our consolidated statement of financial condition;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	failure or security breach of computer systems on which we depend;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•	our ability to implement our growth strategies;

•	increased competitive pressures among financial service companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

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
The Company considers its most critical accounting estimates to be the allowance for loan losses, estimations of expected cash flows related to purchased credit impaired loans, business combinations, other than temporary impairments in the market value of investments and consideration of potential impairment of goodwill.
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
We calculate an allowance for our loan portfolio based on an appropriate percentage loss factor that is calculated based on the above-noted elements and trends. We may record specific provisions for each impaired loan after a careful analysis of that loan’s credit and collateral factors. Our analysis of an allowance combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2014 and 2013—Provision for Loan Losses” below, “Item 1. Business—Analysis of Allowance for Loan Losses” as well as Note 7 - Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Estimated Expected Cash Flows related to Purchased Credit Impaired Loans.    Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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
Other-Than-Temporary Impairments in the Market Value of Investments.    Unrealized losses on investment securities available for sale and held to maturity are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
Goodwill.    Goodwill represents the excess of the purchase price over the net assets acquired in the of merger of Washington Banking Company and the acquisitions of Valley Community Bancshares, Western Washington Bancorp and North Pacific Bank. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.
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
During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. While the Company adopted the ASU in 2011, for the year ended December 31, 2014, the

Company completed step one of the two-step process and concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
Our Strategy
Our primary objective is to be a well-capitalized, profitable community banking organization, with balanced growth while emphasizing lending and deposit relationships with small and medium size businesses along with their owners and the general public. We consider ourselves to be an innovative team providing financial services focusing on the success of our customers. Our stated mission is: “We are committed to being the leading community bank in the Pacific Northwest by continuously improving: Customer Satisfaction, Employee Empowerment, Community Investment and Shareholder Value.” We will seek to achieve our objective through the following strategies:
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
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn experienced by the Pacific Northwest more successfully than many of our competitors. As of December 31, 2014, the ratio of our allowance for loan losses on noncovered loans to total noncovered loans was 1.04% and the ratio of the allowance for loan losses on noncovered loans to nonperforming noncovered loans was 294.98%. Our liquidity position is also strong, with $121.6 million in cash and cash equivalents as of December 31, 2014. As of December 31, 2014, the regulatory capital ratios of our subsidiary bank was well in excess of the levels required for “well-capitalized” status, and our consolidated total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 15.1%, 13.9% and 10.2%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2014, as a percentage of our total deposits, non-maturity deposits were 81.9%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
The Company has focused on expanding business over the past five years. In 2010, the Company completed two FDIC-assisted transactions of Cowlitz Bank in July 2010 and Pierce Commercial Bank in November 2010. In 2013, the Company completed two open-bank acquisitions of Northwest Commercial Bank in January 2013 and Valley Community Bancshares in July 2013. In May 2014, the Company completed the merger with Washington Banking Company. These acquisitions and mergers, together with organic growth of the business, has significantly increased the Company's net assets.
During the period from December 31, 2010 through December 31, 2014 our total assets have increased $2.09 billion, or 152.8%, to $3.46 billion as of December 31, 2014 from $1.37 billion at December 31, 2010. The noncovered loans receivable, net of allowance for loan losses grew $1.25 billion, or 147.1%, to $2.10 billion as of December 31, 2014 from $851.0 million at December 31, 2010. Our emphasis in growing our commercial business loan portfolio, in addition to mergers and acquisitions, resulted in an increase in noncovered commercial business loans of $993.6 million, or 139.9%, since December 31, 2010. Loan increases have benefited from the merger of Washington Banking and the acquisitions of Valley, Northwest Commercial Bank, Pierce Commercial Bank and Cowlitz Bank and our emphasis on increasing our lending in our market areas.
Deposits increased $1.77 billion, or 155.8%, to $2.91 billion at December 31, 2014 from $1.14 billion at December 31, 2010. From December 31, 2010 to December 31, 2014, non-maturity deposits (total deposits less certificate of deposit accounts) increased $1.65 billion, or 224.7% to $2.38 billion at December 31, 2014. As a result, the percentage of certificate of deposit accounts to total deposits decreased to 18.1% at December 31, 2014 from 35.5% at December 31, 2010.
Stockholders’ equity has increased by $252.2 million to $454.5 million at December 31, 2014 from $202.3 million at December 31, 2010 due primarily to a combination of earnings and issuances of common stock, partially offset by the redemption of preferred stock, repurchases of common stock and declaration of cash dividends. Our annual net income increased by 57.4%, or $7.7 million, to $21.0 million for the year ended December 31, 2014 from $13.4 million for the year ended December 31, 2010 due primarily to an increase of $64.4 million in net interest income that exceeded an increase in noninterest expense of $61.4 million, and a decrease in the provision for loan losses of $7.4 million.
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

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$1,871,696	$110,437	5.90%	$1,124,828	$67,630	6.01%	$996,186	$65,588	6.58%
Taxable securities	383,626	7,328	1.91	117,132	1,918	1.64	118,124	2,195	1.86
Nontaxable securities	145,113	2,886	1.99	64,018	1,539	2.40	42,272	1,097	2.60
Other interest earning assets	150,189	455	0.30	104,770	341	0.33	92,324	229	0.25
Total interest earning assets	2,550,624	121,106	4.75	1,410,748	71,428	5.06	1,248,906	69,109	5.53
Noninterest earning assets	295,666			129,324			105,166
Total assets	$2,846,290			$1,540,072			$1,354,072
Interest Bearing Liabilities:
Certificates of deposit	$494,948	$2,991	0.60%	$307,464	$2,478	0.81%	$306,772	$3,016	0.98%
Savings accounts	282,150	252	0.09	143,412	164	0.11	113,119	204	0.18
Interest bearing demand and money market accounts	1,049,078	1,907	0.18	541,793	1,031	0.19	466,268	1,249	0.27
Total interest bearing deposits	1,826,176	5,150	0.28	992,669	3,673	0.37	886,159	4,469	0.50
Junior subordinated debentures	12,751	458	3.59	—	—	—	—	—	—
FHLB advances and other borrowings	111	—	—	—	—	—	—	—	—
Securities sold under agreement to repurchase	27,984	73	0.26	19,102	51	0.27	18,314	65	0.35
Total interest bearing liabilities	1,867,022	5,681	0.30	1,011,771	3,724	0.37	904,473	4,534	0.50

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Demand and other noninterest bearing deposits	574,692			308,582			237,888
Other noninterest bearing liabilities	29,669			10,543			8,310
Stockholders’ equity	374,907			209,176			203,401
Total liabilities and stock-holders’ equity	$2,846,290			$1,540,072			$1,354,072
Net interest income		$115,425			$67,704			$64,575
Net interest spread			4.45%			4.69%			5.03%
Net interest margin			4.53%			4.80%			5.17%
Average interest earning assets to average interest bearing liabilities			136.61%			139.43%			138.08%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Years Ended December 31,
	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$44,068	$(1,261)	$42,807	$7,735	$(5,693)	$2,042
Taxable securities	5,090	320	5,410	(16)	(261)	(277)
Nontaxable securities	1,613	(266)	1,347	523	(81)	442
Other interest earning assets	138	(24)	114	40	72	112
Interest income	$50,909	$(1,231)	$49,678	$8,282	$(5,963)	$2,319
Interest Bearing Liabilities:
Certificates of deposit	$1,133	$(620)	$513	$5	$(543)	$(538)
Savings accounts	124	(36)	88	35	(75)	(40)
Interest bearing demand and money market accounts	922	(46)	876	144	(362)	(218)
Total interest bearing deposits	2,179	(702)	1,477	184	(980)	(796)
Junior subordinated debentures	458	—	458	—	—	—
FHLB advances and other borrowings	—	—	—	—	—	—
Securities sold under agreement to repurchase	23	(1)	22	2	(16)	(14)
Interest expense	$2,660	$(703)	$1,957	$186	$(996)	$(810)
Net Interest Income	$48,249	$(528)	$47,721	$8,096	$(4,967)	$3,129

Results of Operations for the Years Ended December 31, 2014 and 2013
Earnings Summary.    Net income applicable to common shareholders of $0.82 per diluted common share was recorded for the year ended December 31, 2014 compared to $0.61 per diluted common share for the year ended December 31, 2013. Net income for the year ended December 31, 2014 was $21.0 million compared to net income of $9.6 million for the same period in 2013. The $11.4 million increase was primarily the result of a $49.7 million increase in interest income and a $6.8 million increase in noninterest income, partially offset by a $39.9 million increase in noninterest expense, a $2.3 million increase in income tax expense, a $2.0 million increase in interest expense and a $922,000 increase in the provision for loan losses. The Company’s efficiency ratio decreased to 75.3% for the year ended December 31, 2014 from 76.9% for the year ended December 31, 2013 primarily due to net interest income increases related to the mergers and acquisitions as well as operating efficiencies gained by the Company which did not increase noninterest expenses by the same extent.
Net Interest Income.    Net interest income increased $47.7 million, or 70.5%, to $115.4 million for the year ended December 31, 2014 compared to $67.7 million for the previous year. The increase in net interest income was due primarily to increases in average interest earning assets, substantially attributable to the Washington Banking Merger, and the results of the positive effects of the discount accretion on the acquired loan portfolios for the year ended December 31, 2014. The increase in net interest income was partially offset by the decrease in the net interest margins due primarily to lower contractual loan note rates in the current lending environment. Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 2014 decreased 27 basis points to 4.53% from 4.80% for the previous year. Our net interest spread for the year ended December 31, 2014 decreased 24 basis points to 4.45% from 4.69% for the prior year.
Total interest income increased $49.7 million, or 69.5%, to $121.1 million for the year ended December 31, 2014, from $71.4 million for the year ended December 31, 2013. The increase in interest income was due primarily to the effects of the Washington Banking Merger and the positive effects of the accretable discount, offset partially by lower yields on interest earning assets. During the year ended December 31, 2014, the Company recorded approximately $10.8 million of discount accretion into interest income that related to the Washington Banking Merger. This income would be in addition to the acquired loans' contractual interest income. The balance of average interest earning assets (including nonaccrual loans) increased $1.14 billion, or 80.8%, to $2.55 billion for the year ended December 31, 2014 from $1.41 billion for the year ended December 31, 2013. The majority of this increase in interest earning assets was a result of the Washington Banking Merger. The Company acquired fair value at the May 1, 2014 merger date of $458.3 million in investment securities, $896.0 million in noncovered loans, $107.1 million in covered loans and $7.1 million of FHLB stock.
The yield on interest earning assets decreased 31 basis points to 4.75% for the year ended December 31, 2014 from 5.06% for the year ended December 31, 2013. The decrease in the yield on interest earning assets for the year ended December 31, 2014 reflects the decreased loan yields due primarily to lower contractual note rates, offset partially by the effects of the overall discount accretion on all the acquired loan portfolios. The effect of discount accretion on net interest margin for the year ended December 31, 2014 and December 31, 2013 is as follows:

	Years Ended December 31,
	2014	2013
Net interest margin, excluding incremental accretion on purchased loans (1)	3.97%	4.32%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.56	0.48
Net interest margin	4.53%	4.80%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified quarterly as a result of cash flow re-estimation.

The yield on interest earning assets was reduced by nonaccruing loans. For both the years ended December 31, 2014 and December 31, 2013, nonaccruing loans reduced the yield on interest earning assets by approximately five basis points. Nonaccrual noncovered loans totaled $7.5 million at December 31, 2014 compared to $7.7 million at December 31, 2013.
Interest income on taxable and nontaxable investment securities increased $6.8 million to $10.2 million for the year ended December 31, 2014 from $3.5 million for the year ended December 31, 2013 due primarily to an increase in the average investment securities as a result of the Washington Banking Merger and an increase in yields on taxable investments securities, offset by lower yields earned on the nontaxable investment securities in 2014 as a result of declining interest rates. The changes in average balances and interest income on other interest earning had minimal impact on net interest margins for the years ended December 31, 2014 and 2013.
Total interest expense increased by $2.0 million, or 52.6%, to $5.7 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. The increase in interest expense was due to an increase in the average deposit balance, primarily as a result of the deposits acquired in the Washington Banking Merger which had a fair value at the acquisition date of $1.43 billion. The effects of the increase in the average deposit balance was offset by lower rates paid on interest bearing deposits, reflecting the relatively low interest rate environment. The average rate paid on interest bearing deposits decreased to 0.28% for the year ended December 31, 2014 from 0.37% for the year ended December 31, 2013. The Company also acquired junior subordinated debentures in the Washington Banking Merger with a fair value of $18.9 million at the merger date. The average rate paid on these liabilities during 2014 was 3.59%. Total average interest bearing liabilities increased by $855.3 million, or 84.5%, to $1.87 billion for the year ended December 31, 2014 from $1.01 billion for the year ended December 31, 2013 and the average rate was 0.30% and 0.37%, respectively.
Provision for Loan Losses.    The provision for loan losses increased $922,000, or 25.1%, to $4.6 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. The Bank has established a comprehensive methodology for determining the allowance for loan losses and related provision for loan losses on loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses and the related provision for loan losses.
The provision for loan losses on noncovered loans increased $448,000, or 25.1%, to $2.2 million for the year ended December 31, 2014 from $1.8 million for the year ended December 31, 2013. The increase in provision expense on noncovered loans was due primarily to the resolution of nonperforming loans and the increase in volume of loans, offset partially by an improvement in the economy and a decrease in net charge-offs during the year ended December 31, 2014 compared the prior year.
The Bank had net charge-offs on noncovered loans of $2.7 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013. The ratio of net charge-offs of noncovered to average total noncovered loans outstanding was 0.15% for the year ended December 31, 2014 and 0.32% for the year ended December 31, 2013. Total gross balance of noncovered loans at December 31, 2014 and 2013 were $2.13 billion and $1.17 billion, respectively. The general allowance as a percentage of non-impaired noncovered loans was 0.90% and 1.63% at December 31, 2014 and 2013, respectively. The decrease in the percentage during the noted periods is due to reduction in the historical loss factors, change in the mix of loans, and a general improvement in the credit environment. The general allowance as a percentage of non-impaired noncovered loans also decreased during the year ended December 31, 2014 as a result of the Washington Banking Merger, since the acquired loans were recorded at a net discount at the merger date and, accordingly, no allowance for loan losses was initially recorded for the acquired loans. The remaining discount for these acquired loans at December 31, 2014 was deemed sufficient to absorb known and inherent losses in the loan portfolio thereby reducing the need for an additional general valuation allowance.
The following table outlines the allowance for loan losses and related outstanding loan balances on noncovered loans at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses on noncovered loans	$18,918	$18,618
Gross noncovered loan balance of non-impaired loans	2,099,658	1,140,967
Percentage	0.90%	1.63%

Specific Valuation Allowance:
Allowance for loan losses on noncovered loans	$3,235	$4,039
Gross noncovered loan balance of impaired loans	26,156	29,869
Percentage	12.37%	13.52%

Total Allowance for Loan Losses on noncovered loans:
Allowance for loan losses on noncovered loans	$22,153	$22,657
Gross noncovered loan balance	2,125,814	1,170,836
Percentage	1.04%	1.94%
The allowance for loan losses on noncovered loans decreased by $504,000, or 2.2%, to $22.2 million at December 31, 2014 from $22.7 million at December 31, 2013. As of December 31, 2014, the Bank identified $7.5 million of nonperforming noncovered loans and $18.8 million of performing restructured noncovered loans for a total of $26.2 million of impaired noncovered loans. Of these impaired loans, $6.3 million have no allowances for loan losses as their estimated collateral value or expected cash flow is equal to or exceeds their carrying costs. The remaining $19.9 million have related allowances for loan losses totaling $3.2 million. Based on the comprehensive methodology, management deemed the allowance for loan losses on noncovered loans of $22.2 million at December 31, 2014 (1.04% of total noncovered loans and 294.98% of nonperforming noncovered loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The provision for loan losses on covered loans increased $474,000, or 25.1%, to $2.4 million for the year ended December 31, 2014 compared to $1.9 million for the year ended December 31, 2013. The increase in provision for loan losses on covered loans recorded for the year ended December 31, 2014 was primarily a result of loans acquired in the Washington Banking Merger which had $646,000 of provision expense recorded during the year. The provision expense was necessary based on loan events that occurred after the May 1, 2014 merger date which caused the estimated loss on the loan to increase from original expectations. There was also the default of two large borrowers from the Cowlitz Acquisition which caused $915,000 in provision expense during the year ended December 31, 2014. The impact of these events was partially offset by the general improvements in the remaining loans' expected cash flows. The gross balance of the covered loans increased to $126.2 million at December 31, 2014 from $63.8 million at December 31, 2013 as a result of the covered loans acquired in the Washington Banking Merger. The Bank recorded net charge-offs on covered loans of $3.0 million for the year ended December 31, 2014 as compared to $73,000 for the year ended December 31, 2013.
The allowance for loan losses on covered loans decreased $591,000, or 9.58% to $5.6 million at December 31, 2014 from $6.2 million at December 31, 2013. The decrease was primarily the result of the resolution of specific covered loans, offset by the general improvements in the expected cash flow of the covered loans.
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
Noninterest Income.    Total noninterest income increased $6.8 million, or 70.6%, to $16.5 million for the year ended December 31, 2014 compared to $9.7 million for the prior year. The components of the noninterest income and the changes from prior year are as follows:

	Years Ended December 31,
	2014	2013	Change 2014 vs. 2013	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$—	$399	$(399)	100.0%
Service charges and other fees	11,143	5,936	5,207	87.7
Merchant Visa income, net	1,076	862	214	24.8
Change in FDIC indemnification asset	(2,543)	(181)	(2,362)	(1,305.0)
Gain on sale of investment securities, net	287	—	287	100.0
Gain on sale of loans, net	1,518	142	1,376	969.0
Other income	4,986	2,493	2,493	100.0
Total noninterest income	$16,467	$9,651	$6,816	70.6%
The change in FDIC indemnification asset includes amortization of the FDIC indemnification asset and increases/decreases to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the covered loans. The $2.4 million decrease was primarily due to a $2.2 million decrease in the loan (recapture) impairment and a $204,000 increase in amortization expense to $1.5 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The Company recorded loan recaptures during the fourth quarter of 2014 due to the revised estimated loss projections given the 2015 expiration date of certain shared-loss agreements. While the Bank believes additional losses may be incurred on the assets, the timing of those losses will not likely occur before the expiration dates. The increase in the amortization expense was primarily due to the overall improvements of the covered loans because less loss is anticipated than prior period estimates. The balance of the indemnification asset at December 31, 2014 was $1.1 million compared to $4.4 million at December 31, 2013.
Service charges and other fees increased $5.2 million, or 87.7%, to $11.1 million for the year ended December 31, 2014 from $5.9 million for the year ended December 31, 2013 primarily as a result of an increase in the deposit accounts acquired in the Washington Banking Merger. See "Item 1. Business - Deposit Activities and Other Sources of Funds" for additional information. Total deposits increased $1.51 billion, or 107.7% to $2.91 billion at December 31, 2014 from $1.40 billion at December 31, 2013.
Gain on sale of loans, net increased $1.4 million, or 969.0%, to $1.5 million for the year ended December 31, 2014 from $142,000 for the year ended December 31, 2013 as a result of the Bank resuming mortgage banking operations. The Bank had ceased mortgage banking operations in the second quarter of 2013 and resumed these operations on the May 1, 2014 effective date of the merger as Washington Banking had a strong operational presence in the mortgage banking operations.
Other income increased $2.5 million, or 100.0%, to $5.0 million for the year ended December 31, 2014 from $2.5 million for the year ended December 31, 2013 partially due to recoveries on legacy Washington Banking loans which were fully charged-off prior to the merger date. The Bank had estimated that there would be no such recoveries for fair value purposes, but the recovery efforts of the credit department has exceeded anticipated results. Other income also increased by $390,000 in 2014 as a result of earnings on the BOLI from the $32.5 million of BOLI acquired on May 1, 2014 in the Washington Banking Merger. The increase in other income for 2014 was partially offset by a gain on sale of a bank branch of $596,000 recorded during the year ended December 31, 2013.
The bargain purchase gain on bank acquisition of $399,000 for the year ended December 31, 2013 was the result of the NCB Acquisition in January 2013. See Note - 2 Business Combinations of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on the NCB Acquisition.
Noninterest Expense.    Noninterest expense increased $39.9 million or 67.0% to $99.4 million for the year ended December 31, 2014 compared to $59.5 million for the year ended December 31, 2013.
The following table presents the key components of noninterest expense and the changes from prior year:

	Years Ended December 31,
	2014	2013	Change 2014 vs. 2013	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$52,634	$31,612	$21,022	66.5%
Occupancy and equipment	13,406	9,724	3,682	37.9
Data processing	9,243	4,806	4,437	92.3
Marketing	2,502	1,598	904	56.6
Professional services	6,185	3,936	2,249	57.1
State and local taxes	1,976	1,150	826	71.8
Impairment loss on investment securities, net	45	38	7	18.4
Federal deposit insurance premium	1,718	1,001	717	71.6
Other real estate owned, net	638	309	329	106.5
Amortization of intangible assets	1,920	543	1,377	253.6
Other expense	9,112	4,798	4,314	89.9
Total noninterest expense	$99,379	$59,515	$39,864	67.0%
The increase in total noninterest expense for the year ended December 31, 2014 was due primarily to the Washington Banking Merger and additional ongoing operating costs from mergers and acquisitions as well as specific costs identified in the Company Initiatives table below. These initiatives include the NCB and Valley Acquisitions, the merger of Central Valley Bank and the merger of Washington Banking Company, all of which are discussed in Notes 1 and 2 of the Notes to Consolidated Financial Statements in "Item. 8 Financial Statements and Supplementary Data". Additionally, a core system conversion occurred in fourth quarter of 2013 whereby, after 18 years of using FiServ's Total Plus core system, the Company converted to FiServ's DNA platform which provides a variety of efficiencies in all operation areas of the Bank. The consolidation of existing branches also occurred in the fourth quarter of 2013 with the Company consolidating three Heritage branch locations to nearby branches. The table below includes each of the Company's major initiatives as well as the direct costs associated with the initiatives for the years ended December 31, 2014 and 2013. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payment made in conjunction with these initiatives. The amounts do not include costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Years Ended December 31,
	2014	2013
	(In thousands)
Company Initiatives:
NCB Acquisition	$—	$794
CVB Merger	—	220
Valley Acquisition	443	2,118
Core system conversion	40	842
Consolidation of existing branches	11	238
Washington Banking Merger	9,094	890
Total expense	$9,588	$5,102
The following table further segregates the Company initiative costs by financial statement caption.

	Years Ended December 31,
	2014	2013
	(In thousands)
Expense Caption:
Compensation and employee benefits	$1,522	$475
Occupancy and equipment	602	1,328
Data processing	3,038	1,291
Marketing	140	34
Professional services	3,751	1,876
Other expense	535	98
Total expense	$9,588	$5,102
The types of expenses associated with the significant expense categories in the table above are summarized as follows:

•	Compensation and employee benefits expense consisted substantially of retention bonus and severances packages paid to transition employees.

•	Occupancy and equipment expense consisted primarily of lease termination costs.

•
Data processing expense consisted of costs relating to the Company’s core system conversion as well as data conversions of the NCB, Valley Bank and Whidbey Island Bank information to the Heritage core system.

•
Professional services expense related to fees paid to: (1) financial advisors for the NCB Acquisition, Valley Acquisition and Washington Banking Merger, (2) attorney, accountant and consultant fees related to mergers and acquisitions, and (3) consultant fees relating to the Company's core system conversion.

Other expense increased $4.3 million, or 89.9%, to $9.1 million for the year ended December 31, 2014 from $4.8 million for the year ended December 31, 2013. Other expense includes, but is not limited to, items such as courier services, phone costs, travel expenses, investor relations, and certain employee-related costs such as travel and meals. The increases in other expense are primarily as a result of the Washington Banking Merger and the general increase due to the growth of the Company during the year ended December 31, 2014 which is demonstrated by the increase in total assets to $3.46 billion at December 31, 2014 from $1.66 billion at December 31, 2013.
The efficiency ratio for the year ended December 31, 2014 was 75.3% compared to 76.9% for the same period in the prior year. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The decrease in the ratio for the year ended December 31, 2014 was primarily related to the increase in net interest income related to mergers and acquisitions as described above which outpaced the increase in the noninterest expense as described above. As cost savings are realized from the Washington Banking Merger, the Company expects the efficiency ratio to continue to decrease.
Income Tax Expense.    The provision for income taxes increased by $2.3 million to an expense of $6.9 million for the year ended December 31, 2014 from an expense of $4.6 million for the year ended December 31, 2013. The Company’s effective income tax rate was 24.7% for the year ended December 31, 2014 compared to 32.4% for the same period in 2013. The decrease in the Company’s effective income tax rate from the prior year was primarily due to higher levels of tax-exempt income in 2014, $812,000 in federal tax credits from new market tax credit partnerships and a $728,000 income tax benefit related to the resolution of a tax position previously taken by Washington Banking Company.
Results of Operations for the Years Ended December 31, 2013 and 2012
Earnings Summary.    Net income applicable to common shareholders of $0.61 per diluted common share was recorded for the year ended December 31, 2013 compared to $0.87 per diluted common share for the year ended December 31, 2012. Net income for the year ended December 31, 2013 was $9.6 million compared to net income of $13.3 million for the same period in 2012. The $3.7 million decrease was primarily the result of a $9.1 million increase in noninterest expense and a $1.7 million increase in the provision for loan losses, partially offset by a $2.3 million increase in interest income, a $2.4 million increase in noninterest income, a $1.6 million decrease in income tax expense and a $810,000 decrease in interest expense. The Company’s efficiency ratio increased to 76.9% for the year ended December 31, 2013 from 70.1% for the year ended December 31, 2012 primarily due to increases in the noninterest expense of $4.5 million related to the Company initiatives including the acquisitions and system conversions of Northwest Commercial Bank and Valley Bank, the merger of Central Valley Bank, the core system conversion, the consolidation of existing branches and the Washington Banking Company merger. The details of these expenses are included in the "Noninterest Expense" section below.
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
Total interest income increased $2.3 million, or 3.4%, to $71.4 million for the year ended December 31, 2013, from $69.1 million for the year ended December 31, 2012. The increase in interest income was due primarily to the effects of the NCB and Valley Acquisitions and the positive effects of the accretable discount, offset partially by lower yields on interest earning assets. During the year ended December 31, 2013, the Company recorded approximately $2.7 million of discount accretion into interest income that related to the NCB and Valley Acquisitions. This income would be in addition to the acquired loans' contractual interest income. The balance of average interest earning assets (including nonaccrual loans) increased $161.8 million, or 13.0%, to $1.41 billion for the year ended December 31, 2013 from $1.25 billion for the year ended December 31, 2012. The majority of this increase in interest earning assets was a result of the NCB and Valley Acquisitions. The Company acquired combined fair value at respective acquisition dates of $14.9 million in interest earning deposits, $57.1 million in investment securities and $168.6 million in noncovered loans. The Company additionally generated organic growth by increasing the noncovered loan receivable balance by $61.0 million, or 6.5% due to loan originations, net of loan payments.
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

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified quarterly as a result of cash flow re-estimation.

Yield on interest earning assets was additionally reduced by nonaccruing loans. For the years ended December 31, 2013 and December 31, 2012, noncovered nonaccruing loans reduced the yield on interest earning assets by approximately five basis points and seven basis points, respectively. Nonaccrual noncovered loans totaled $7.7 million at December 31, 2013 compared to $13.2 million at December 31, 2012.
Interest income on taxable and nontaxable investment securities increased $165,000 to $3.5 million for the year ended December 31, 2013 from $3.3 million for the year ended December 31, 2012 due primarily to an increase in the average investment securities as a result of the NCB and Valley Acquisitions offset by lower yields earned on the investment securities in 2013 as a result of declining interest rates. The changes in average balances and interest income on other interest earning deposits had minimal impact on net interest margins for the years ended December 31, 2013 and 2012.
Total interest expense decreased by $810,000, or 17.9%, to $3.7 million for the year ended December 31, 2013 from $4.5 million for the year ended December 31, 2012. The decrease in interest expense was due to lower rates paid on interest bearing liabilities, reflecting the relatively low interest rate environment. The average rate paid on interest bearing liabilities decreased to 0.37% for the year ended December 31, 2013 from 0.50% for the year ended December 31, 2012. Total average interest bearing liabilities increased by $107.3 million, or 11.9%, to $1.01 billion for the year ended December 31, 2013 from $904.5 million for the year ended December 31, 2012. The increase in average interest bearing liabilities was due primarily to the NCB and Valley Acquisitions which had a combined fair value at the acquisitions dates of $267.5 million, offset by deposit run-off anticipated from the acquisitions and consolidation of existing bank branches.
Provision for Loan Losses.    The total provision for loan losses increased $1.7 million, or 82.1%, to $3.7 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012. The Bank has established a comprehensive methodology for determining the allowance for loan losses and related provision for loan losses on loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses and the related provision for loan losses.
The provision for loan losses on noncovered loans increased $214,000, or 13.6%, to $1.8 million for the year ended December 31, 2013 from $1.6 million for the year ended December 31, 2012. The increase in provision expense on noncovered loans was due primarily to the default of a few acquired borrowing relationships, offset partially by improvements in the environmental factors as well as lower net charge-offs on noncovered loans which decreased to $3.4 million during the year ended December 31, 2013 compared to $4.3 million during the year ended December 31, 2012. The ratio of net charge-offs for noncovered loan to average total noncovered loans outstanding was 0.32% for the year ended December 31, 2013 and 0.48% for the year ended December 31, 2012. Total noncovered loans at December 31, 2013 and 2012 were $1.17 billion and $940.7 million, respectively. The general allowance as a percentage of non-impaired loans was 1.63% and 2.11% at December 31, 2013 and 2012, respectively. The decrease in the percentage during the noted periods is due to reduction in the historical loss factors, change in the mix of loans, and a general improvement in the credit environment.

The following table outlines the allowance for loan losses and related outstanding loan balances on noncovered loans at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses on noncovered loans	$18,618	$19,558
Gross noncovered loan balance of non-impaired loans	1,140,967	927,485
Percentage	1.63%	2.11%

Specific Valuation Allowance:
Allowance for loan losses on noncovered loans	$4,039	$4,684
Gross noncovered loan balance of impaired loans	29,869	13,219
Percentage	13.52%	35.43%

Total Allowance for Loan Losses on noncovered loans:
Allowance for loan losses on noncovered loans	$22,657	$24,242
Gross noncovered loan balance	1,170,836	940,704
Percentage	1.94%	2.58%
The allowance for loan losses on noncovered loans decreased by $1.6 million, or 6.5%, to $22.7 million at December 31, 2013 from $24.2 million at December 31, 2012. As of December 31, 2013, the Bank identified $7.7 million of nonperforming noncovered loans and $22.1 million of performing restructured noncovered loans for a total of $29.9 million of impaired noncovered loans. Of these impaired loans, $17.4 million have no allowances for loan losses as their estimated collateral value or expected cash flow is equal to or exceeds their carrying costs. The remaining $12.4 million have related allowances for loan losses totaling $4.0 million. Based on the comprehensive methodology, management deemed the allowance for loan losses on noncovered loans of $22.7 million at December 31, 2013 (1.94% of total noncovered loans and 292.8% of nonperforming noncovered loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The provision for loan losses on covered loans increased $1.4 million, or 323.3%, to $1.9 million for the year ended December 31, 2013 compared to $446,000 for the year ended December 31, 2012. The provision for loan losses on covered loans recorded for the year ended December 31, 2013 was a result of several specific loan events. The Bank resolved one significant covered loan which generated approximately $585,000 in provision expense. The Bank also experienced significant collateral deficiencies on two borrowers which added an additional $1.6 million in provision expense. The impact of these events was partially offset by the general improvements in the remaining loans' expected cash flows which reduced the provision expense during the year ended December 31, 2013. The Bank recorded net charge-offs of $73,000 for the covered loans for the year ended December 31, 2013 as compared to $57,000 for the year ended December 31, 2012.
The allowance for loan losses on covered loans increased $1.8 million, or 41.7% to $6.2 million at December 31, 2013 from $4.4 million at December 31, 2012. The increase was primarily the result of the specific covered loans described above, offset by the general improvements in the expected cash flow of the covered loans.
Noninterest Income.    Total noninterest income increased $2.4 million, or 32.7%, to $9.7 million for the year ended December 31, 2013 compared to $7.3 million for the prior year.

The components of the noninterest income and the changes from prior year are as follows:

	Years Ended December 31,
	2013	2012	Change 2013 vs. 2012	Percentage Change
	(Dollars in thousands)
Bargain purchase gain on bank acquisition	$399	$—	$399	100.0%
Service charges and other fees	5,936	5,516	420	7.6
Merchant Visa income, net	862	685	177	25.8
Change in FDIC indemnification asset	(181)	(1,033)	852	82.5
Gain on sale of loans	142	295	(153)	(51.9)
Other income	2,493	1,809	684	37.8
Total noninterest income	$9,651	$7,272	$2,379	32.7%
The change in FDIC indemnification asset includes amortization of the FDIC indemnification asset and increases to the FDIC indemnification asset as a result of decreases in projected remaining cash flows of the purchased covered loans. The increase in this income was primarily due to the $609,000 decrease in amortization expense of $1.3 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012. The decrease in the amortization expense was primarily due to the declining indemnification asset balance. The balance of the indemnification asset at December 31, 2013 was $4.4 million compared to $7.1 million at December 31, 2012. The change in FDIC indemnification asset also increased due to an increase in the loan impairment, which was an increase of income of $1.1 million for the year ended December 31, 2013 compared to $843,000 in the prior year. Under the symmetrical accounting for acquired covered loans, an increase in the provision for loan losses for covered loans will generally have a related increase in the loan impairment. The provision for loan losses on covered loans was $1.9 million for the year ended December 31, 2013 compared to $446,000 for the year ended December 31, 2012.
Other income increased $684,000, or 37.8%, to $2.5 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012 primarily due to the gain on sale of a bank branch of $596,000. The $420,000 increase in service charges and other fees to $5.9 million for the year ended December 31, 2013 compared to $5.5 million for the prior year was primarily the result of increased deposits and an expanded customer base. Deposits at December 31, 2013 increased to $1.40 billion at December 31, 2013 from $1.12 billion at December 31, 2012 primarily as a result of the NCB and Valley Acquisitions. The bargain purchase gain on bank acquisition of $399,000 for the year ended December 31, 2013 was the result of the NCB Acquisition in January 2013. See Note 2 - Business Combinations of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on the NCB and Valley Acquisitions.
Noninterest Expense.    Noninterest expense increased $9.1 million or 18.1% to $59.5 million for the year ended December 31, 2013 compared to $50.4 million for the year ended December 31, 2012.

The following table presents the key components of noninterest expense and the change from prior year:

	Years Ended December 31,
	2013	2012	Change 2013 vs. 2012	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$31,612	$29,020	$2,592	8.9%
Occupancy and equipment	9,724	7,365	2,359	32.0
Data processing	4,806	2,555	2,251	88.1
Marketing	1,598	1,517	81	5.3
Professional services	3,936	2,543	1,393	54.8
State and local taxes	1,150	1,226	(76)	(6.2)
Impairment loss on investment securities, net	38	78	(40)	(51.3)
Federal deposit insurance premium	1,001	1,002	(1)	(0.1)
Other real estate owned, net	309	316	(7)	(2.2)
Amortization of intangible assets	543	427	116	27.2
Other expense	4,798	4,343	455	10.5
Total noninterest expense	$59,515	$50,392	$9,123	18.1%
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

	Years Ended December 31,
	2013	2012
	(In thousands)
Company Initiatives:
NCB Acquisition	$794	$616
CVB Merger	220	—
Valley Acquisition	2,118	—
Core system conversion	842	—
Consolidation of existing branches	238	—
Washington Banking Merger	890	—
Total expense	$5,102	$616

The following table further segregates the Company initiative costs by financial statement caption.

	Years Ended December 31,
	2013	2012
	(In thousands)
Expense Caption:
Compensation and employee benefits	$475	$—
Occupancy and equipment	1,328	—
Data processing	1,291	—
Marketing	34	—
Professional services	1,876	610
Other expense	98	6
Total expense	$5,102	$616
Other expense includes, but is not limited to, items such as courier services, travel expenses, investor relations, and certain employee-related costs such as travel and meals. The increase in other expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was partly due to the investor relations expense increase of $115,000 as a result of the NCB and Valley Acquisitions as well as the Washington Banking Merger. The remaining increases in other expense were the result of general increases due to the growth of the Company during the year ended December 31, 2013 which is demonstrated by the increase in total assets to $1.66 billion at December 31, 2013 from $1.35 billion at December 31, 2012 .
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
Liquidity and Capital Resources
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2014, cash and cash equivalents totaled $121.6 million, or 3.5% of total assets. Other interest earning deposits totaled $10.1 million at December 31, 2014. These assets are easily converted to liquidity. Investment securities available for sale totaled $742.8 million at December 31, 2014, of which $183.5 million were pledged to secure public deposits or borrowing arrangements. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $559.3 million, or 16.2% of total assets at December 31, 2014. The fair value of investment securities available for sale with maturities of one year or less amounted to $4.2 million, or 0.1% of total assets. At December 31, 2014, the Bank maintained credit facilities with the FHLB of Seattle for $374.3 million and credit facilities with the Federal Reserve Bank of San Francisco for $53.2 million, of which there were no borrowings outstanding as of December 31, 2014. The Bank also maintains advance lines with Zions Bank, Wells Fargo Bank, US Bank and

Pacific Coast Bankers’ Bank to purchase federal funds totaling $43.0 million as of December 31, 2014. As of December 31, 2014, there were no overnight federal funds purchased.
During 2014 total assets increased $1.80 billion, or 108.4%, to $3.46 billion at December 31, 2014 from $1.66 billion at December 31, 2013. The increase was primarily due to the assets acquired in the Washington Banking Merger. The components of the change in assets and the fair value of assets acquired at the May 1, 2014 merger date are included in the following table:

	December 31, 2014	December 31, 2013	Change 2014 vs. 2013	Fair Value of Washington Banking at Merger Date
	(Dollars in thousands)
Cash and cash equivalents	$121,636	$130,400	$(8,764)	$74,947
Other interest earning deposits	10,126	15,662	(5,536)	—
Investment securities available for sale	742,846	163,134	579,712	458,312
Investment securities held to maturity	35,814	36,154	(340)	—
Loans held for sale	5,582	—	5,582	3,923
Noncovered loans receivable, net of allowance for loan losses	2,102,724	1,145,509	957,215	895,978
Covered loans receivable, net of allowance for loan losses	120,624	57,587	63,037	107,050
FDIC indemnification asset	1,116	4,382	(3,266)	7,174
Other real estate owned	3,355	4,559	(1,204)	7,121
Premises and equipment, net	64,938	34,348	30,590	31,776
FHLB stock, at cost	12,188	5,741	6,447	7,064
Bank owned life insurance	35,176	2,193	32,983	32,519
Accrued interest receivable	9,836	5,462	4,374	4,943
Prepaid expenses and other assets	61,871	22,927	38,944	14,852
Other intangible assets, net	10,889	1,615	9,274	11,194
Goodwill	119,029	29,365	89,664	89,664
Total assets	$3,457,750	$1,659,038	$1,798,712	$1,746,517
Our strategy has been to acquire core deposits (which we define to include all deposits except public funds, brokered CDs and other wholesale deposits) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers and use our available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.
Stockholders’ equity was $454.5 million at December 31, 2014 and $215.8 million at December 31, 2013. During the year ended December 31, 2014, we issued 14.0 million shares of common stock valued at $226.2 million related to the Washington Banking Merger, net of $489,000 of stock issuance costs, realized net income of $21.0 million, paid common stock dividends of $12.9 million, recorded $4.7 million in net unrealized gains on investment securities available for sale, net of tax, repurchased $2.6 million in common stock, recorded stock option and restricted stock compensation expense, net of tax, totaling $1.5 million and realized the effects of exercising stock options totaling $921,000.
The Company and the Bank are subject to various regulatory capital requirements as prescribed by the Federal Reserve and by the FDIC, respectively. As of December 31, 2014, the Company and the Bank were classified as “well capitalized” institutions under the criteria established by these banking regulators.
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. On January 28, 2015, the Company’s Board of Directors declared a dividend of $0.10 per share payable on February 24, 2015 to shareholders of record on February 10, 2015.

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2014:

	December 31, 2014
	Up to 1 year	Over 1-3 years	Over 3-5 years	More than 5 years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$347,895	$143,103	$33,770	$629	$2,380,934	$2,906,331
Operating leases	3,307	5,725	3,780	3,723	—	16,535
Total contractual obligations	$351,202	$148,828	$37,550	$4,352	$2,380,934	$2,922,866

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

Asset/Liability Management
Our primary financial objective is to achieve long-term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: originating certain commercial business loans and real estate construction and land development loans at variable interest rates repricing for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low-rate interest bearing demand deposits, money market accounts, and savings deposits relative to certificates of deposit to reduce our overall cost of funds.
Our asset and liability management strategies have resulted in a negative 0-3 month “gap” of 21.8% and a negative 4-12 month “gap” of 3.4% as of December 31, 2014. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and 4-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the 0-3 month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2014. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2014
	Estimated Maturity or Repricing Within
	0-3 months	Over 3 months-12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans Receivable (1)	$1,077,856	$87,449	$919,891	$165,551	$1,267	$2,252,014
Investment securities (2)	34,000	27,075	136,295	384,953	196,337	778,660
FHLB stock	12,188	—	—	—	—	12,188
Interest earning deposits	47,608	—	—	—	—	47,608
Other interest earning deposits	818	6,572	2,736	—	—	10,126
Total interest earning assets	$1,172,470	$121,096	$1,058,922	$550,504	$197,604	$3,100,596

Percentage of interest earning assets	37.8%	3.9%	34.2%	17.7%	6.4%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits(3)	$1,797,371	$225,216	$173,442	$629	$—	$2,196,658
Junior subordinated debentures	19,082	—	—	—	—	19,082
Securities sold under agreement to repurchase	32,181	—	—	—	—	32,181
Total interest bearing liabilities	$1,848,634	$225,216	$173,442	$629	$—	$2,247,921

Interest bearing liabilities, as a percentage of total interest earning assets	59.6%	7.3%	5.6%	—%	—%	72.5%

Interest rate sensitivity gap	$(676,164)	$(104,120)	$885,480	$549,875	$197,604	$852,675
Interest rate sensitivity gap, as a percentage of total interest earning assets	(21.8)%	(3.4)%	28.6%	17.7%	6.4%	27.5%
Cumulative interest rate sensitivity gap	$(676,164)	$(780,284)	$105,196	$655,071	$852,675
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(21.8)%	(25.2)%	3.4%	21.1%	27.5%

(1)	Excludes deferred loan fees and allowance for loan losses.

(2)	Interest earning investment securities with no stated maturity date are included in 0-3 months as prices may adjust immediately.

(3)
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

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on some types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. Additionally, some assets, such as adjustable rate mortgages, have features, which restrict changes in the interest rates of those assets both on a short-term basis and over the lives of such assets. Further, if a change in market interest rates occurs, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable rate debt may decrease if market interest rates increase substantially.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2014. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31,
	0-3 months	Over 3 months- 12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$—	$7,066	$65,612	$404,540	$221,315	$698,533
Weighted average interest rate	—%	2.2%	2.1%	2.6%	2.4%	2.5%
Adjustable rate	$—	$—	$10	$12,322	$65,822	$78,154
Weighted average interest rate	—%	—%	2.3%	1.1%	1.4%	1.4%
Total	$—	$7,066	$65,622	$416,862	$287,137	$776,687	$777,747
Loans(2)
Amounts maturing:
Fixed rate	$42,727	$51,655	$313,953	$295,738	$79,421	$783,494
Weighted average interest rate	4.8%	5.4%	5.0%	4.5%	4.9%	4.8%
Adjustable rate	$96,471	$142,042	$244,540	$817,321	$168,146	$1,468,520
Weighted average interest rate	5.3%	5.1%	4.6%	4.7%	4.2%	4.7%
Total	$139,198	$193,697	$558,493	$1,113,059	$247,567	$2,252,014	$2,279,081
Certificates of Deposit
Amounts maturing:
Fixed rate	$1,693	$346,202	$176,873	$629	$—	$525,397	$525,768
Weighted average interest rate	0.3%	0.7%	0.9%	0.3%	—%	0.7%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$19,082	$19,082	$19,082
Weighted average interest rate (3)	—%	—%	—%	—%	3.6%	3.6%

(1)	Balances represent carrying value, and excludes investment securities with no stated maturity.

(2)	Excludes deferred loan fees and allowance for loan losses.

(3)
The contractual interest rate of the junior subordinated debentures was 1.82% at December 31, 2014. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on these criteria.
As permitted, the Company excluded the operations of Washington Banking Company, acquired during 2014, from the scope of management’s report on internal control over financial reporting.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, and their report is included in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 9B.        OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on May 6, 2015 (“Proxy Statement”).
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
The Audit and Finance Committee of our Board of Directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our Audit Committee are Deborah J. Gavin, chair of the committee, Brian S. Charneski, John A. Clees, Mark D. Crawford and Gragg E. Miller, all of whom are considered “independent” as defined by the SEC. Our Board of Directors has determined that Mrs. Gavin meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

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
The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2014, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and awards	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	395,076	$14.56	1,384,105
Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions is incorporated by reference to the sections entitled “Meetings and Committees of the Board of Directors" and "Corporate Governance” of the Proxy Statement.
Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that twelve of our fourteen directors are independent. Directors Altom, Charneski, Christensen, Crawford, Clees, Ellwanger, Gavin, Lyon, Miller, Pickering, Severns, and Watson are all independent.  Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank, and David H. Brown, former Chief Executive Officer of Valley Community Bancshares, Inc. and Valley Bank, were not independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 3—Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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
(3) Exhibits: Included in schedule below.

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (20)

11	Statement regarding computation of earnings per share (18)

14.0	Code of Ethics and Conduct Policy (19)

21.0	Subsidiaries of the Company (20)

23.0	Consent of Independent Registered Public Accounting Firm (20)

24.0	Power of Attorney (20)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (21)

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Reference is made to Note 18—Stockholders' Equity in the Notes to Consolidated Financial Statements under Part II Item 8 herein.

(19)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

(20)	Filed herewith.

(21)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2015.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2015.

Principal Executive Officer:
/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Principal Financial Officer:
/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer

Remaining Directors*:
David H. Brown
Brian S. Charneski
John A. Clees
Gary B. Christiansen
Mark D. Crawford
Kimberly T. Ellwanger
Deborah J. Gavin
Jeffrey S. Lyon
Gragg E. Miller
Anthony B. Pickering
Robert T. Severns
Ann Watson

* Brian L. Vance, pursuant to a power of attorney that is being filed with the Annual Report on Form 10-K, has signed this report as attorney in fact for the following directors who constitute a majority of the Board.

*By
/S/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact
March 10, 2015

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heritage Financial Corporation and subsidiaries
Olympia, Washington
We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
As permitted, the Company has excluded the operations of Washington Banking Company acquired during 2014, which is described in Note 2, Business Combinations, of the Company's consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
San Francisco, California
March 10, 2015

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2014 and 2013
(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash on hand and in banks	$74,028	$40,162
Interest earning deposits	47,608	90,238
Cash and cash equivalents	121,636	130,400
Other interest earning deposits	10,126	15,662
Investment securities available for sale, at fair value	742,846	163,134
Investment securities held to maturity (fair value of $36,874 and $36,340, respectively)	35,814	36,154
Loans held for sale	5,582	—
Noncovered loans receivable, net	2,124,877	1,168,166
Allowance for loan losses on noncovered loans	(22,153)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	2,102,724	1,145,509
Covered loans receivable, net	126,200	63,754
Allowance for loan losses on covered loans	(5,576)	(6,167)
Covered loans receivable, net of allowance for loan losses	120,624	57,587
Total loans receivable, net	2,223,348	1,203,096
FDIC indemnification asset	1,116	4,382
Other real estate owned ($1,177 and $182 covered by FDIC shared-loss agreements, respectively)	3,355	4,559
Premises and equipment, net	64,938	34,348
Federal Home Loan Bank stock, at cost	12,188	5,741
Bank owned life insurance	35,176	2,193
Accrued interest receivable	9,836	5,462
Prepaid expenses and other assets	61,871	22,927
Other intangible assets, net	10,889	1,615
Goodwill	119,029	29,365
Total assets	$3,457,750	$1,659,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$2,906,331	$1,399,189
Junior subordinated debentures	19,082	—
Securities sold under agreement to repurchase	32,181	29,420
Accrued expenses and other liabilities	45,650	14,667
Total liabilities	3,003,244	1,443,276
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,259,838 and 16,210,747 shares issued and outstanding at December 31, 2014 and 2013, respectively	364,741	138,659
Retained earnings	86,387	78,265
Accumulated other comprehensive income (loss), net	3,378	(1,162)
Total stockholders’ equity	454,506	215,762
Total liabilities and stockholders’ equity	$3,457,750	$1,659,038
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$110,437	$67,630	$65,588
Taxable interest on investment securities	7,328	1,918	2,195
Nontaxable interest on investment securities	2,886	1,539	1,097
Interest and dividends on other interest earning assets	455	341	229
Total interest income	121,106	71,428	69,109
INTEREST EXPENSE:
Deposits	5,150	3,673	4,469
Junior subordinated debentures	458	—	—
Other borrowings	73	51	65
Total interest expense	5,681	3,724	4,534
Net interest income	115,425	67,704	64,575
Provision for loan losses on noncovered loans	2,232	1,784	1,570
Provision for loan losses on covered loans	2,362	1,888	446
Total provision for loan losses	4,594	3,672	2,016
Net interest income after provision for loan losses	110,831	64,032	62,559
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	399	—
Service charges and other fees	11,143	5,936	5,516
Merchant Visa income, net	1,076	862	685
Change in FDIC indemnification asset	(2,543)	(181)	(1,033)
Gain on sale of investment securities, net	287	—	—
Gain on sale of loans, net	1,518	142	295
Other income	4,986	2,493	1,809
Total noninterest income	16,467	9,651	7,272
NONINTEREST EXPENSE:
Compensation and employee benefits	52,634	31,612	29,020
Occupancy and equipment	13,406	9,724	7,365
Data processing	9,243	4,806	2,555
Marketing	2,502	1,598	1,517
Professional services	6,185	3,936	2,543
State and local taxes	1,976	1,150	1,226
Impairment loss on investment securities, net	45	38	78
Federal deposit insurance premium	1,718	1,001	1,002
Other real estate owned, net	638	309	316
Amortization of intangible assets	1,920	543	427
Other expense	9,112	4,798	4,343
Total noninterest expense	99,379	59,515	50,392
Income before income taxes	27,919	14,168	19,439
Income tax expense	6,905	4,593	6,178
Net income	$21,014	$9,575	$13,261
Basic earnings per common share	$0.82	$0.61	$0.87
Diluted earnings per common share	0.82	0.61	0.87
Dividends declared per common share	0.50	0.42	0.80
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$21,014	$9,575	$13,261
Change in fair value of securities available for sale, net of tax of $2,531, $(1,596) and $(34), respectively	4,676	(2,965)	(63)
Reclassification adjustment of net (gain) loss from sale of available for sale securities included in net income, net of tax of $(101), $0 and $0, respectively	(186)	—	—
Other-than-temporary impairment on securities held to maturity, net of tax of $0, $0 and $(18), respectively	—	—	(34)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $28, $31 and $57, respectively	50	59	105
Other comprehensive income (loss)	4,540	(2,906)	8
Comprehensive income	$25,554	$6,669	$13,269
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share amounts)

	Number of common shares	Common stock	Unearned Compensation ESOP	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2011	15,456	$126,622	$(94)	$74,256	$1,736	$202,520
Restricted and unrestricted stock awards issued, net of forfeitures	86	—	—	—	—	—
Stock option compensation expense	—	106	—	—	—	106
Exercise of stock options (including excess tax benefits from nonqualified stock options)	12	129	—	—	—	129
Restricted stock compensation expense	10	1,091	94	—	—	1,185
Excess tax benefit from restricted stock	—	(93)	—	—	—	(93)
Common stock repurchased	(446)	(6,023)	—	—	—	(6,023)
Net income	—	—	—	13,261	—	13,261
Other comprehensive income, net of tax	—	—	—	—	8	8
Cash dividends declared on common stock ($0.80 per share)	—	—	—	(12,155)	—	(12,155)
Balance at December 31, 2012	15,118	121,832	—	75,362	1,744	198,938
Restricted and unrestricted stock awards issued, net of forfeitures	100	—	—	—	—	—
Stock option compensation expense	—	71	—	—	—	71
Exercise of stock options (including excess tax benefits from nonqualified stock options)	17	176	—	—	—	176
Restricted stock compensation expense	—	1,223	—	—	—	1,223
Excess tax benefit from restricted stock	—	(13)	—	—	—	(13)
Common stock repurchased	(557)	(8,825)	—	—	—	(8,825)
Net income	—	—	—	9,575	—	9,575
Other comprehensive loss, net of tax	—	—	—	—	(2,906)	(2,906)
Common stock issued in business combination	1,533	24,195	—	—	—	24,195
Cash dividends declared on common stock ($0.42 per share)	—	—	—	(6,672)	—	(6,672)
Balance at December 31, 2013	16,211	138,659	—	78,265	(1,162)	215,762
Restricted and unrestricted stock awards issued, net of forfeitures	121	—	—	—	—	—
Stock option compensation expense	—	20	—	—	—	20
Exercise of stock options (including excess tax benefits from nonqualified stock options)	84	921	—	—	—	921
Restricted stock compensation expense	—	1,395	—	—	—	1,395
Tax benefits from restricted stock	—	112	—	—	—	112
Common stock repurchased	(156)	(2,601)	—	—	—	(2,601)
Net income	—	—	—	21,014	—	21,014
Other comprehensive income, net of tax	—	—	—	—	4,540	4,540
Common stock issued in business combination (1)	14,000	226,235	—	—	—	226,235
Cash dividends declared on common stock ($0.50 per share)	—	—	—	(12,892)	—	(12,892)
Balance at December 31, 2014	30,260	$364,741	$—	$86,387	$3,378	$454,506

(1)	The amount of common stock issued in connection with the merger is net of $489,000 of issuance costs.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$21,014	$9,575	$13,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,882	5,411	4,290
Changes in net deferred loan fees, net of amortization	(1,733)	574	236
Provision for loan losses	4,594	3,672	2,016
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	13,230	9,047	5,878
Restricted and unrestricted stock compensation expense	1,395	1,223	1,185
Stock option compensation expense	20	71	106
Tax benefits and excess tax benefits from restricted stock	(112)	13	93
Amortization of intangible assets	1,920	543	427
Bargain purchase gain on bank acquisition	—	(399)	—
Gain on sale of investment securities, net	(287)	—	—
Impairment loss on investment of securities, net	45	38	78
Origination of loans held for sale	(57,656)	(6,784)	(21,035)
Gain on sale of loans, net	(1,518)	(142)	(295)
Proceeds from sale of loans	57,515	8,602	21,482
Earnings on bank owned life insurance	(455)	(70)	(80)
Valuation adjustment on other real estate owned	—	371	824
Gain on other real estate owned, net	(23)	(264)	(587)
Loss (gain) on sale or write-off of furniture, equipment and leasehold improvements	505	(584)	3
Net cash provided by operating activities	51,336	30,897	27,882
Cash flows from investing activities:
Loans originated, net of principal payments	(21,651)	(43,140)	(2,790)
Maturities of other interest earning deposits	5,475	1,987	—
Maturities of investment securities available for sale	66,876	51,443	61,751
Maturities of investment securities held to maturity	3,284	4,192	2,177
Purchase of other interest earning deposits	—	—	(2,232)
Purchase of investment securities available for sale	(344,146)	(43,627)	(63,903)
Purchase of investment securities held to maturity	(3,294)	(7,414)	—
Purchase of premises and equipment	(3,940)	(5,205)	(3,859)
Proceeds from sales of other real estate owned	9,914	6,003	5,255
Proceeds from sales of investment securities available for sale	156,994	—	—
Proceeds from redemption of FHLB stock	617	208	99
Proceeds from sale of premises and equipment	1,170	700	—
Investment in new market tax credit partnership	(25,000)	—	—
Net cash received from acquisitions	32,052	18,260	—
Net cash used in investing activities	(121,649)	(16,593)	(3,502)

	Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	73,248	13,763	(18,073)
Common stock cash dividends paid	(12,892)	(6,672)	(12,155)
Net increase (decrease) in securities sold under agreement to repurchase	2,761	13,399	(7,070)
Proceeds from exercise of stock options	921	176	129
Excess tax benefits from stock options and restricted and unrestricted stock	112	(13)	(93)
Repurchase of common stock	(2,601)	(8,825)	(6,023)
Net cash provided by (used in) financing activities	61,549	11,828	(43,285)
Net (decrease) increase in cash and cash equivalents	(8,764)	26,132	(18,905)
Cash and cash equivalents at beginning of year	130,400	104,268	123,173
Cash and cash equivalents at end of year	$121,636	$130,400	$104,268

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,422	$3,678	$4,608
Cash paid for income taxes	15,852	3,574	10,713

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$1,566	$2,974	$7,406
Seller-financed sale of other real estate owned	—	250	732
Investment in low income housing tax credit partnership and related funding commitment	3,817	—	—
Purchases of investment securities available for sale not settled	1,288	—	—
Common stock issued for business combinations	226,235	24,195	—
Stock issuance costs in connection with business combinations	489	—	—
Assets acquired (liabilities assumed) in merger and acquisitions:
Other interest earning deposits	—	14,869	—
Investment securities available for sale	458,312	34,197	—
Investment securities held to maturity	—	22,908	—
Loans held for sale	3,923	—	—
Noncovered loans receivable	895,978	168,580	—
Covered loans receivable	107,050	—	—
Other real estate owned	7,121	2,279	—
Premises and equipment	31,776	6,772	—
Federal Home Loan Bank stock	7,064	454	—
FDIC indemnification asset	7,174	—	—
Accrued interest receivable	4,943	697	—
Bank owned life insurance	32,519	—	—
Prepaid expenses and other assets	14,852	7,135	—
Other intangible assets	11,194	1,072	—
Deposits	(1,433,894)	(267,455)	—
Junior subordinated debentures	(18,937)	—	—
Accrued expenses and other liabilities	(24,067)	(1,528)	—
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2014, 2013 and 2012

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned bank subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its sixty-six branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area which is concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger of Washington Banking Company (“Washington Banking”) into the Company and the merger of its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey") into Heritage Bank. This merger was effective on May 1, 2014 and is referred to as the "Washington Banking Merger". The strategic merger is described in more detail in "Note 2 - Business Combinations." The Washington Banking results since May 1, 2014 are included in this Annual Report on Form 10-K. The Washington Banking Merger has allowed the expansion of the market area north of Seattle, Washington to the Canadian border.
In connection with the Washington Banking Merger, the Company acquired Washington Banking Master Trust (the “Master Trust”), which became a wholly-owned subsidiary of the Company. The Master Trust was formed by Washington Banking in April 2007 for the exclusive purpose of issuing trust preferred securities.

(b) Basis of Presentation
The accounting and reporting policies of the Company and its subsidiaries confirm to U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the Consolidated Financial Statements management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes. Actual results could differ from these estimates.
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions among the Company and the Bank have been eliminated in consolidation.
For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Consolidated Statements of Financial Condition.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on the prior year's net income or stockholders’ equity. As a result of the Washington Banking Merger, the Company reclassified its loan portfolio. Total loans receivable are now presented in two categories: noncovered loans receivable and covered loans receivable. A description of the categories is included in the significant accounting policies below. Management made the change to be more comparable to its peers.

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
Investment securities held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts using the interest method. Securities available for sale are carried at fair value. Unrealized gains and losses on securities available for sale are generally excluded from earnings and are reported in other comprehensive income (loss), net of related income taxes. Realized gains and losses on sale of investment securities are computed on the specific identification method.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to, nor does it have the intent to sell the security before the anticipated recovery of its remaining carrying value. If any of these criteria is not met, the impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If any of these criteria are not met, the entire difference between amortized cost and fair value is recognized as impairment through earnings, and a new cost basis is established for the security. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
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

Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value by loan type. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are included in income.

Loans Receivable and Loan Commitments
Noncovered Loans:
Noncovered loans includes loans originated by the Bank as well as loans acquired in business combinations with no related shared-loss agreements. Loans acquired in a business combination are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.
Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly AICPA SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. These loans are identified as purchased credit impaired ("PCI") loans. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable.
The cash flows expected over the life of the PCI loan or pool are estimated quarterly using an internal cash flow model that projects cash flows and calculates the carrying values of the loans or pools, book yields, effective interest income and impairment, if any, based on loan or pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the amount of any provision previously recognized for that loan or pool, if any, then prospectively recognized in interest income as a yield adjustment. Any disposals of a loan in a pool, including sale of a loan, payment in full or foreclosure results in the removal of the loan from the loan pool at the carrying amount.
Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or all cash payments may be accounted for a as a reduction of the principal amount outstanding.
Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs, formerly SFAS 91 Nonrefundable fees and Other Costs. These loans are identified as non-PCI loans, and are initially recorded at their fair value, which is estimated using an internal cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid will be recognized immediately into income.
Loans are generally recorded at the unpaid principal balance, net of premiums, unearned discounts and net deferred loan origination fees and costs. The premiums and unearned discounts may include values determined in purchase accounting. Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned. Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued but not collected on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans is accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans.
Loans are charged-off if collection of the contractual principal or interest as scheduled in the loan agreement is doubtful. The Company's policies for placing loans on nonaccrual status, recording payments received on nonaccrual loans, resuming accrual of interest, determining past due or delinquency status and charging off uncollectible loans generally do not differ by loan segments or classes. However, credit card loans and other consumer loans are typically charged-off no later than 180 days past due.
Covered Loans:
Purchased loans subject to FDIC shared-loss agreements are identified as “covered” on the Consolidated Statements of Financial Condition. The covered loans have an additional evaluation separate from noncovered loans as they have shared-loss attributes which may reduce the Bank’s risk of loss. For further information see Note 8, “FDIC Indemnification Asset”. The covered loans include the majority of loans from the Company's acquisition of Cowlitz Bank and certain loans from the Washington Banking Merger, which included loans from Washington Banking's acquisitions of City Bank and North County Bank. The same accounting principles applicable to noncovered loans receivable apply to covered loans receivable, with the added benefit of shared-loss agreements.

Unfunded Loan Commitments:
Unfunded loan commitments are generally related to the unused portion of the total commitment of a loan or providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Notes 17 and 20 in the Notes to Consolidated Financial Statements.

Impaired Loans and Troubled Debt Restructures
Impaired Loans:
A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient the loan’s observable market price or the fair value of the collateral (less cost to sell) if the loan is collateral dependent.
Troubled Debt Restructures:
A troubled debt restructured loan (“TDR”) is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. These concessions may include changes of the interest rate, forbearance of the outstanding principal or accrued interest, extension of the maturity date, delay in the timing of the regular payment, or any other actions intended to minimize potential losses. The Bank does not forgive principal for a majority of its TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. The Bank also considers insignificant delays in payments when determining if a loan should be classified as a TDR.
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before the restructuring and is expected to continue to perform after the restructuring. Generally, this type of restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific valuation allowance, is any, is calculated in the manner previously described.
A TDR is considered defaulted if, during the 12-month period after the restructure, the loan has not performed in accordance to the restructured terms. Defaults include loans whose payments are 90 days or more past due and loans whose revised maturity date passed and no further modifications will be granted for that borrower.
A loan may subsequently be excluded from the TDR disclosures if: (i) the restructured interest rate was greater than or equal to the interest rate of a new loan with comparable risk at the time of the restructure, and (ii) the loan is no longer impaired based on the terms of the restructured agreement. The Bank's policy is that the borrower must demonstrate a sustained period, typically six consecutive months, of payments in accordance with the modified loan before it can be reviewed for removal from the TDR disclosure under the second criteria. However, the loan must be reported as a TDR in at least one annual report on Form 10-K. Once a loan has been classified as a TDR, it will continue to be disclosed as an impaired loan until paid off or charged-off, even if the loan subsequently is no longer disclosed as a TDR.

Loan Fees and Costs
Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method or the straight-line method, when the straight-line method approximates the effective interest method. In the event loans are sold, the net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

Allowance for Loan Losses
Allowance for Loan Losses on Loans:
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans originated by the Bank. The allowance for loan losses on loans designated as non-PCI loans is similar to the methodology described below except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology. The allowance for loan losses on PCI loans is described in the “Allowance for Loan Losses on Purchased Credit Impaired Loans” section below.
The allowance, in the judgment of management, is necessary to reserve for estimated loan losses from risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB ASC 310, Receivables and allowance allocations calculated in accordance with FASB ASC 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects all actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in specific valuation allowances for impaired loans or loan pools. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The level of the allowance reflects management’s continuing evaluation of known and inherent risks in the loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.
Loans which management determines are impaired are individually evaluated for impairment, and specific valuation allowances are recorded, if any, on these loans based on the methodology previously described. Loans that are determined not to meet management's definition of impaired are collectively evaluated for impairment based on (i) historical loss factor determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (ii) environmental loss factors that reflect the impact of current conditions, as determined in accordance with FASB ASC 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factors and environmental loss factors are combined and multiplied against the outstanding principal balances of loans in pools of similar loans with similar characteristics.
The Company evaluates specific loans for credit quality indicators and performs regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing but has an assigned risk grade other than pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the special assets department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the special asset department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and economic conditions affecting the borrower’s industry, among other things.
Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recoveries experienced to the total loans in the pool for a rolling twelve quarter average.
Environmental loss factors are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels of and trends in delinquencies and impaired loans; (ii) levels and trends in charge-offs and recoveries; (iii) effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; (iv) experience, ability, and depth of lending management and other relevant staff; (v) national and local economic trends and conditions; (vi) external factors such as competition, legal, and regulatory and; (vii) effects of changes in credit concentrations. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to be on a scale of risk. The results are then utilized in a matrix to determine an appropriate environmental loss factor for each class of loan. An additional environmental factor is added after the calculated matrix factor if the specific loan is risk graded worse than a rating of "watch".
The allowance for loan losses evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance for loan losses is appropriate given all of the above considerations.
Allowance for Loan Losses on Purchased Credit Impaired Loans:
The PCI loans acquired in the Company's mergers and acquisitions are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on PCI loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows initially estimated, occurs subsequent to the acquisition date, a provision for loan losses will be charged to earnings as of the measurement date. For the covered PCI loans, a provision for loan losses is charged to earnings for the full amount without regard to the FDIC shared-loss agreement, and the portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC indemnification asset.
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $170,000 and $110,000 as of December 31, 2014 and 2013, respectively. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.

Mortgage Banking Operations
Prior to the second quarter of 2013 and subsequent to the second quarter 2014, the Company sells one-to-four family residential loans on a servicing released basis and recognized a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the loans sold differ from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2014. As there were no such commitments at December 31, 2013, there was no associated derivative at that date.

FDIC Indemnification Asset
The FDIC indemnification asset was measured at estimated fair value at acquisition dates on the same basis as the covered loans, and represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. The present value was calculated using the shorter of the shared-loss agreement terms or the life of the loan. Under the terms of the FDIC shared-loss agreements, the FDIC absorbs 80% of losses and receives 80% of loss recoveries for the covered loans during the terms of the agreements. Certain shared-loss agreements have loss minimums or tranches which may reduce the shared-loss percentages during the coverage period. The FDIC indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Since the FDIC indemnification asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is accreted into noninterest income during each reporting period.
The FDIC indemnification asset is evaluated quarterly. Realized losses in excess of prior estimates immediately increase the FDIC indemnification asset by a credit to noninterest income. Conversely, if realized losses are less than prior estimates, the FDIC indemnification asset is reduced by a charge to noninterest income on a prospective basis, and any change in value would be limited to the contractual terms of the shared-loss agreements.

Other Real Estate and Other Assets Owned
Other real estate acquired by the Company in satisfaction of debt is held for sale and recorded at fair value at time of foreclosure. When property is acquired, it is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of the property’s net realizable value.

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

Bank Owned Life Insurance
The Company has bank owned life insurance (“BOLI”), the majority of which was acquired in the Washington Banking Merger with fair value totaling $32.5 million at May 1, 2014. These policies insure the lives of certain current or former Bank officers or former Whidbey officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the purchases of Washington Banking Company in 2014, Valley Community Bancshares in 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit).
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

Income Taxes
The Company and its bank subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.
A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in “income taxes” in the Consolidated Statements of Income as the amounts are generally insignificant each year.

Employee Stock Ownership Plan
The Company sponsored an Employee Stock Ownership Plan ("ESOP"). The ESOP purchased 2% of the common stock issued in a January 1998 stock offering and borrowed $1.3 million from the Company in order to fund the purchase of the Company’s common stock. The loan to the ESOP was repaid in full as of December 31, 2012. When outstanding, the loan was repaid principally from the Bank's contributions to the ESOP. The Bank's contributions were sufficient to service the debt over the 15-year loan term at the interest rate of 8.5% . As the debt was repaid, shares were released and allocated to plan participants based on the proportion of debt service paid during the year. As shares were released, compensation expense was recorded equal to the then current market price of the shares and the shares became outstanding for earnings per common share calculations. Cash dividends on allocated shares were recorded as a reduction of retained earnings and paid or distributed directly to participants’ accounts. Cash dividends on unallocated shares were recorded as a reduction of debt and accrued interest.

Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note 21, "Stock-Based Compensation." Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards for the years ended December 31, 2014, 2013 or 2012, other than the options granted in 2014 as part of the Washington Banking Merger. The fair value of stock options granted would be estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis.

Deferred Compensation Plans
The Company has adopted a Deferred Compensation Plan and has entered into arrangements with certain executive officers. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Company's Board of Directors. The notional account balances of participants under the Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. The Company’s obligation to make payments under the Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under the Plan. The Company records a liability within accrued expenses and other liabilities on the Consolidated Statements of Financial Condition and records compensation expense in a systematic and rationale manner. Since the amounts earned are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.

Earnings per Share
Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

(d) Recently Issued Accounting Pronouncements
FASB ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued in July 2013. This Update provides that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This Update was effective for the Company for the year ended December 31, 2014. The adoption of this Update did not have a material impact on the Company's Consolidated Financial Statements.

FASB ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, was issued in January 2014.  The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the consolidated statements of income as a component of income tax expense (benefit). The standard will be effective for the Company beginning January 1, 2015; however, early adoption was permitted. The Company adopted the provisions of this Update during the year ended December 31, 2014. The adoption of this Update did not have a material impact on the Company’s Consolidated Financial Statements.
FASB ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was issued in January 2014. This Update intends to reduce variations in practice by clarifying when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The Update states that the real estate property should be recognized upon either the creditor obtaining legal title or the borrower conveying all interest through a deed in lieu of foreclosure or similar legal agreement. The Update is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendments in the first quarter of 2014. The adoption did not have an impact on the Company's Consolidated Financial Statements.
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
The Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this Update will have on its Consolidated Financial Statements.
FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements, such as secured borrowings. The guidance eliminates sale accounting and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The Update requires new and expanded disclosures that are effective for interim or annual reporting periods beginning after December 15, 2014. Early adoption for a public company is prohibited. The Company does not anticipate the adoption of this Update will have a material impact on its Consolidated Financial Statements.
FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014 to reduce the diversity of classification of government-guaranteed mortgages upon foreclosure. The Update requires that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2014. Early adoption is permitted. The Company adopted the amendment in the third quarter of 2014. The adoption did not have an impact on the Company's Consolidated Financial Statements.

(2)	Business Combinations
During the year ended December 31, 2014, the Company completed the merger of Washington Banking Company, referred to as the "Washington Banking Merger". During the year ended December 31, 2013, the Company completed the acquisitions of Northwest Commercial Bank and Valley Community Bancshares, referred to jointly as the "NCB and Valley Acquisitions." During the year ended December 31, 2013, the Company also completed the merger of its wholly-owned bank subsidiary Central Valley Bank with and into Heritage Bank. The merger of Central Valley Bank with an into Heritage Bank was a common control merger which had no accounting impact on the consolidated Company. There were no acquisitions or mergers completed during the year ended December 31, 2012.
Washington Banking Merger
On October 23, 2013, the Company, along with the Bank, and Washington Banking and its wholly owned subsidiary bank, Whidbey, jointly announced the signing of a merger agreement for the Washington Banking Merger. The Washington Banking Merger was effective on May 1, 2014. Pursuant to the terms of the Washington Banking Merger, Washington Banking branches adopted the Heritage Bank name in all markets, with the exception of six branches in the Whidbey Island markets which have continued to operate using the Whidbey Island Bank name. The primary reasons for the merger were to expand the Company's geographic footprint consistent with its ongoing growth strategy and to achieve operational scale and realize efficiencies of a larger combined organization.
Under the terms of the merger agreement, Washington Banking shareholders received 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. The terms of the merger agreement also stipulated immediate vesting of the Washington Banking options and restricted stock awards units. At April 30, 2014, the number of Washington Banking common shares outstanding was 15,587,154. The closing price of Heritage common stock was $16.16 as of April 30, 2014. The total consideration transferred by the Company in conjunction with the Washington Banking Merger was $269.6 million and the total number of Heritage shares of common stock issued were 14,000,178. The Company also incurred $489,000 in capitalized stock issuance costs.
The total consideration transferred in the Washington Banking Merger consisted of the following:

Washington Banking
(In thousands)
Consideration transferred
Cash paid (1)	$42,895
Fair value of common shares issued (2)	224,151
Fair value of restricted stock unit awards (3)	2,092
Fair value of common stock options	481
Total consideration transferred	$269,619

(1)	Includes $3,000 of cash paid due to fractional shares and $27,000 of cash paid from dissenters.

(2)	Total of 13,870,716 shares issued. Excludes 1,686 shares dissented and paid in cash and 165 fractional shares paid in cash.

(3)	Total number of converted shares was 129,462. Fair value includes 26,783 shares which were forfeited by the Washington Banking stockholder to pay applicable taxes, totaling fair value of $433,000.
The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
The Washington Banking Merger resulted in $89.7 million of goodwill. This goodwill is not deductible for tax purposes. Subsequent to the goodwill amounts reported in the Form 10-Q for the quarter ended June 30, 2014, the Company recorded adjustments to goodwill totaling $722,000 related to a $489,000 correction of the fair value of consumer loans, a $233,000 correction in the FDIC indemnification asset, a $252,000 correction of the net receivable from the FDIC for losses on covered assets and a $252,000 change in deferred taxes related to correction of tax liabilities. Subsequent to the goodwill amounts reported in the Form 10-Q for the quarter ended September 30, 2014, the Company recorded adjustments to goodwill totaling $118,000 related to a $265,000 correction in the BOLI split-dollar obligation, a $342,000 correction of deferred taxes, and a $489,000 correction in stock issuance costs.
During the years ended December 31, 2014 and 2013, the Company incurred Washington Banking merger-related costs (including system conversion costs) of approximately $9.1 million and $890,000, respectively.
The Company expects to finalize the purchase price allocation by March 31, 2015 when the valuation of acquired noncovered and covered loans, related indemnification asset and deferred taxes is completed.

Valley Community Bancshares
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares ("Valley") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington. The Valley Acquisition was completed on July 15, 2013. Valley operated eight branches prior to acquisition, of which only four were maintained by Heritage Bank. Of the four other branches, three leases were terminated during the fourth quarter of 2013 and one owned branch building was considered held for sale at the time of acquisition.
Pursuant to the terms of the merger agreement, the shareholders of Valley common stock received $19.50 per share in cash and 1.3611 shares of Heritage common stock per Valley share. The merger consideration for Valley consisted of cash and stock, with $22.0 million paid in cash by the Company and 1,533,267 shares of the Company’s common stock being issued with fair value of $24.2 million. The Company also recognized $157,000 in capitalized costs related to the issuance of its securities.
The Valley Acquisition resulted in $16.4 million of goodwill. This goodwill is not deductible for tax purposes.
During the years ended December 31, 2014 and 2013, the Company incurred Valley Acquisition-related costs (including system conversion costs) of approximately $443,000 and $2.1 million, respectively.
Northwest Commercial Bank
On September 14, 2012, the Company and Heritage Bank entered into a definitive agreement to acquire Northwest Commercial Bank ("NCB") headquartered in Lakewood, Washington. NCB was a full service commercial bank that operated two branch locations in Lakewood and Auburn, Washington. Prior to the closing of the transaction, NCB redeemed its outstanding preferred stock of approximately $2.0 million issued to the U.S. Department of Treasury in connection with its participation in the Troubled Asset Relief Program Capital Purchase Plan. The NCB Acquisition was completed on January 9, 2013 with the merger of NCB with and into Heritage Bank. After the NCB Acquisition, the NCB Lakewood branch was consolidated into one of Heritage Bank’s full service banking offices in Lakewood, Washington.
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
During the years ended December 31, 2013 and 2012, the Company incurred NCB Acquisition-related costs (including system conversion costs) of approximately $794,000 and $616,000. There were no NCB Acquisition-related costs incurred during the year ended December 31, 2014.
Business Combination Accounting
The Washington Banking Merger and the NCB and Valley Acquisitions constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the referenced mergers and acquisitions. Accordingly, the preliminary estimates of fair values of the acquired banks' assets, including the identifiable intangible assets, and the assumed liabilities in the merger and acquisitions were measured and recorded as of the respective effective dates of the merger and acquisitions.

The fair value estimates of the assets acquired and liabilities assumed in the indicated merger and acquisitions were as follows:

	Washington Banking	Valley	NCB
	May 1, 2014	July 15, 2013	January 9, 2013
	(In thousands)
Assets
Cash and cash equivalents	$74,947	$40,643	$2,712
Other interest earning deposits	—	13,866	1,003
Investment securities available for sale	458,312	31,444	2,753
Investment securities held to maturity	—	22,908	—
Loans held for sale	3,923	—	—
Noncovered loans receivable	895,978	117,071	51,509
Covered loans receivable	107,050	—	—
FDIC indemnification asset	7,174	—	—
Other real estate owned ($5,122, $0, and $0 covered by FDIC shared-loss agreements, respectively)	7,121	—	2,279
Premises and equipment	31,776	6,558	214
Federal Home Loan Bank stock	7,064	366	88
Bank owned life insurance	32,519	—	—
Accrued Interest Receivable	4,943	465	232
Other intangible assets	11,194	916	156
Prepaid expenses and other assets	14,852	3,087	4,048
Total assets acquired	1,656,853	237,324	64,994
Liabilities
Deposits	1,433,894	207,013	60,442
Junior subordinated debentures	18,937	—	—
Accrued expenses and other liabilities	24,067	342	1,186
Total liabilities assumed	1,476,898	207,355	61,628
Net assets acquired	$179,955	$29,969	$3,366
A summary of the net assets purchased, the fair value adjustments and resulting goodwill recognized from the Washington Banking Merger and Valley Acquisition and the resulting bargain purchase gain recognized on the NCB Acquisition are presented in the following table. Goodwill on mergers and acquisitions represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed. A bargain purchase gain on bank acquisition represents the excess of the estimated fair value of the net assets acquired and liabilities assumed over the value of the consideration paid. The bargain purchase gain in the NCB Acquisition was influenced significantly by the net deferred tax asset acquired. NCB had significant net operating losses and as a result of its estimate of whether or not it was more likely than not that the net deferred tax asset would be realized, had recorded a full valuation allowance on the net deferred tax asset. The Company, however, has reviewed the net deferred tax asset and determined it is more likely than not that the net deferred tax asset would be realized by the Company.

	Washington Banking	Valley	NCB
	May 1, 2014	July 15, 2013	January 9, 2013
	(In thousands)
Cost basis of net assets on merger date	$181,782	$29,720	$6,113
Less: Consideration transferred	(269,619)	(46,323)	(2,967)
Fair value adjustments:
Other interest earning deposits	—	162	7
Investment securities	—	—	(2)
Loans held for sale	86	—	—
Noncovered loans receivable	(12,811)	(3,003)	(3,299)
Covered loans receivable	6,384	—	—
FDIC indemnification asset	357	—	—
Other real estate owned	387	—	(1,301)
Premises and equipment	(1,540)	1,837	(69)
Other intangible assets	10,216	916	156
Prepaid expenses and other assets	(6,416)	198	2,394
Deposits	(1,737)	(9)	(11)
Junior subordinated debentures	6,837	—	—
Accrued expenses and other liabilities	(3,590)	149	(622)
(Goodwill) bargain purchase gain recognized	$(89,664)	$(16,353)	$399

The operating results of the Company for the years ended December 31, 2014 and 2013 include the operating results produced by the net assets acquired in the merger and acquisitions since the respective effective dates. Disclosure of the amount of revenue and net income (excluding acquisition-related costs) of Washington Banking, Valley and NCB since the effective dates included in the Company's Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for the merger and acquisitions.

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard for the NCB and Valley Acquisitions as they were not material to the Company. The Company believes that the historical NCB and Valley operating results are not considered of enough significance to be meaningful to the Company’s results of operations.

The pro forma requirements of FASB ASC 805 were necessary for the Washington Banking Merger. The following table presents certain pro forma information, for illustrative purposes only, for the years ended December 31, 2014 and 2013 as if the Washington Banking Merger had occurred on January 1, 2013. The estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2013. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans previously accounted for under ASC 310-30 that may have been necessary if these loans had been recorded at fair value at January 1, 2013. The pro forma information also does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

	Pro Forma for the Year Ended December 31,
	2014	2013
	(Dollars In Thousands, except per share amounts)
Net interest income	$144,470	$147,267
Net income	35,758	30,718
Basic earnings per common share	$1.19	$1.04
Diluted earnings per common share	1.18	1.04

(3)	Cash and Cash Equivalents
From October 2013 through May 2014, the Company was required to maintain an average reserve balance with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") or maintain such reserve balance in the form of cash. The Company did not have a cash reserve requirement at December 31, 2014. The required reserve balance at December 31, 2013 was $46.3 million, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

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
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$21,414	$44	$(31)	$21,427
Municipal securities	170,082	3,139	(184)	173,037
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	539,859	4,015	(1,475)	542,399
Corporate obligations	4,034	—	(24)	4,010
Mutual funds and other equities	1,956	17	—	1,973
Total	$737,345	$7,215	$(1,714)	$742,846

	Securities Available for Sale
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,098	$3	$(62)	$6,039
Municipal securities	49,989	806	(1,735)	49,060
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	108,466	898	(1,329)	108,035
Total	$164,553	$1,707	$(3,126)	$163,134

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	$167	$—	$1,758
Municipal securities	22,486	643	(11)	23,118
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	364	(74)	11,156
Private residential collateralized mortgage obligations	871	75	(104)	842
Total	$35,814	$1,249	$(189)	$36,874

	Securities Held to Maturity
	December 31, 2013
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,687	$153	$—	$1,840
Municipal securities	24,290	200	(184)	24,306
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,129	144	(284)	8,989
Private residential collateralized mortgage obligations	1,048	185	(28)	1,205
Total	$36,154	$682	$(496)	$36,340
There were no securities classified as trading at December 31, 2014 or December 31, 2013.
The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,148	$4,171	$2,895	$2,912
Due after one year through three years	31,547	31,693	4,336	4,385
Due after three years through five years	23,675	24,104	5,490	5,710
Due after five years through ten years	150,635	151,946	18,558	19,359
Due after ten years	525,384	528,959	4,535	4,508
Investment securities with no stated maturity	1,956	1,973	—	—
Total	$737,345	$742,846	$35,814	$36,874

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of December 31, 2014 and December 31, 2013 were as follows:

	Securities Available for Sale
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,567	$(31)	$—	$—	$3,567	$(31)
Municipal securities	25,176	(184)	—	—	25,176	(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	182,970	(1,475)	—	—	182,970	(1,475)
Corporate obligations	2,119	(24)	—	—	2,119	(24)
Total	$213,832	$(1,714)	$—	$—	$213,832	$(1,714)

	Securities Available for Sale
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,031	$(62)	$—	$—	$3,031	$(62)
Municipal securities	21,471	(1,242)	4,644	(493)	26,115	(1,735)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,327	(1,184)	7,758	(145)	64,085	(1,329)
Total	$80,829	$(2,488)	$12,402	$(638)	$93,231	$(3,126)

Held to maturity investment securities with unrecognized losses as of December 31, 2014 and December 31, 2013 were as follows:

	Securities Held to Maturity
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$2,196	$(11)	$—	$—	$2,196	$(11)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,553	(74)	—	—	2,553	(74)
Private residential collateralized mortgage obligations	558	(104)	—	—	558	(104)
Total	$5,307	$(189)	$—	$—	$5,307	$(189)

	Securities Held to Maturity
	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$10,967	$(184)	$—	$—	$10,967	$(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	4,869	(284)	—	—	4,869	(284)
Private residential collateralized mortgage obligations	211	(5)	124	(23)	335	(28)
Total	$16,047	$(473)	$124	$(23)	$16,171	$(496)
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
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average discount interest rate used in the valuations of the present value as of December 31, 2014 and 2013 was 9.4% and 6.4%, respectively, and the average prepayment rate for each period was 6.0%.

For the years ended December 31, 2014 and 2013, there were four and eight, respectively, private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the years ended December 31, 2014 and 2013 were deemed to be credit related, and the Company recorded the impairment in earnings. No impairment for the years ended December 31, 2014 and 2013 was recorded through other comprehensive income (loss). For the year ended December 31, 2012, there were eight private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. A portion of the impairment not related to credit losses was recorded through other comprehensive (loss) income for the year ended December 31, 2012.
The following table summarizes activity for the years ended December 31, 2014, 2013 and 2012 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other-Than-Temporary Impairments (1)	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income (Loss)	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2011	$2,435	$1,100	$1,335
Subsequent impairments	130	52	78
December 31, 2012	2,565	1,152	1,413
Subsequent impairments	38	—	38
December 31, 2013	2,603	1,152	1,451
Subsequent impairments	45	—	45
December 31, 2014	$2,648	$1,152	$1,496

(1)	Life-to-date gross other-than-temporary impairments disclosed in this table are not reflective of subsequent recoveries, if any.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$150,507	$153,785	$80,386	$80,881
Federal Reserve Bank and FHLB to secure borrowing arrangements	4,430	4,460	—	—
Repurchase agreements	43,676	44,457	34,170	33,893
Other securities pledged	14,828	14,922	—	—
Total	$213,441	$217,624	$114,556	$114,774

At December 31, 2014 and 2013, total carrying value of pledged securities was $216.7 million and $114.8 million, respectively.

(5)	Noncovered Loans Receivable
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. From the second quarter of 2013 until May 1, 2014, the Company only originated single-family loans for its loan portfolio. As a result of the Washington Banking Merger, since May 1, 2014 the Company has once again begun originating and selling a majority of its single-family mortgages.
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
Noncovered loans receivable at December 31, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$551,343	$336,540
Owner-occupied commercial real estate	535,742	281,309
Non-owner occupied commercial real estate	616,757	399,979
Total commercial business	1,703,842	1,017,828
One-to-four family residential	63,540	43,082
Real estate construction and land development:
One-to-four family residential	46,749	19,724
Five or more family residential and commercial properties	61,360	48,655
Total real estate construction and land development	108,109	68,379
Consumer	250,323	41,547
Gross noncovered loans receivable	2,125,814	1,170,836
Net deferred loan fees	(937)	(2,670)
Noncovered loans receivable, net	2,124,877	1,168,166
Allowance for loan losses	(22,153)	(22,657)
Noncovered loans receivable, net of allowance for loan losses	$2,102,724	$1,145,509
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas have been concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking

Merger has allowed the expansion of the market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2014) non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of December 31, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

•
Grade 9: This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive credit risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance or have been partially charged-off for the amount considered uncollectible.

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

Numerical loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. Prior to November 2014, one-to-four family residential loans and consumer loans (“non-commercial loans”) were not numerically graded at origination date as these loans were determined to be “pass graded” loans. A numeric grade was assigned to these non-commercial loans if subsequent to origination, the credit department evaluated the credit and determined it necessary to classify the loan. Subsequent to November 2014, the non-commercial loans were designated a loan grade “4” at origination date to reflect a "pass grade". The Bank follows its regulator’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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
The following tables present the balance of the noncovered loans receivable by credit quality indicator as of December 31, 2014 and December 31, 2013.

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$509,483	$14,487	$27,049	$324	$551,343
Owner-occupied commercial real estate	496,234	22,946	16,562	—	535,742
Non-owner occupied commercial real estate	584,262	17,643	14,852	—	616,757
Total commercial business	1,589,979	55,076	58,463	324	1,703,842
One-to-four family residential	61,185	315	2,040	—	63,540
Real estate construction and land development:
One-to-four family residential	34,356	3,977	8,416	—	46,749
Five or more family residential and commercial properties	57,025	—	4,335	—	61,360
Total real estate construction and land development	91,381	3,977	12,751	—	108,109
Consumer	242,836	—	7,487	—	250,323
Gross noncovered loans	$1,985,381	$59,368	$80,741	$324	$2,125,814

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$304,959	$9,183	$20,849	$1,549	$336,540
Owner-occupied commercial real estate	269,130	3,814	8,365	—	281,309
Non-owner occupied commercial real estate	381,355	9,037	8,723	864	399,979
Total commercial business	955,444	22,034	37,937	2,413	1,017,828
One-to-four family residential	40,245	269	2,568	—	43,082
Real estate construction and land development:
One-to-four family residential	11,582	4,159	3,983	—	19,724
Five or more family residential and commercial properties	45,332	—	3,323	—	48,655
Total real estate construction and land development	56,914	4,159	7,306	—	68,379
Consumer	39,432	248	1,867	—	41,547
Gross noncovered loans	$1,092,035	$26,710	$49,678	$2,413	$1,170,836
Noncovered potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Noncovered potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Noncovered potential problem loans as of December 31, 2014 and December 31, 2013 were $117.3 million and $52.8 million, respectively. The balance of noncovered potential problem loans guaranteed by a governmental agency, which guarantees reduce the Company's credit exposure, was $2.0 million and $1.8 million as of December 31, 2014 and December 31, 2013, respectively.
(d) Nonaccrual Loans
Noncovered nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$3,463	$4,648
Owner-occupied commercial real estate	1,163	1,024
Non-owner occupied commercial real estate	93	3
Total commercial business	4,719	5,675
One-to-four family residential	—	340
Real estate construction and land development:
One-to-four family residential	2,652	1,045
Total real estate construction and land development	2,652	1,045
Consumer	139	678
Gross noncovered nonaccrual loans	$7,510	$7,738
The Company had $1.6 million and $1.7 million of noncovered nonaccrual loans guaranteed by governmental agencies at December 31, 2014 and December 31, 2013, respectively.
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
The balances of noncovered past due loans, segregated by segments and classes of loans, as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,503	$1,962	$4,465	$546,878	$551,343	$—
Owner-occupied commercial real estate	1,038	100	1,138	534,604	535,742	—
Non-owner occupied commercial real estate	113	75	188	616,569	616,757	—
Total commercial business	3,654	2,137	5,791	1,698,051	1,703,842	—
One-to-four family residential	200	—	200	63,340	63,540	—
Real estate construction and land development:
One-to-four family residential	62	2,135	2,197	44,552	46,749	—
Five or more family residential and commercial properties	—	376	376	60,984	61,360	—
Total real estate construction and land development	62	2,511	2,573	105,536	108,109	—
Consumer	2,413	125	2,538	247,785	250,323	—
Gross noncovered loans	$6,329	$4,773	$11,102	$2,114,712	$2,125,814	$—

(1)	Excludes PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,493	$4,379	$6,872	$329,668	$336,540	$—
Owner-occupied commercial real estate	808	849	1,657	279,652	281,309	—
Non-owner occupied commercial real estate	1,161	179	1,340	398,639	399,979	6
Total commercial business	4,462	5,407	9,869	1,007,959	1,017,828	6
One-to-four family residential	571	509	1,080	42,002	43,082	—
Real estate construction and land development:
One-to-four family residential	821	1,045	1,866	17,858	19,724	—
Five or more family residential and commercial properties	384	453	837	47,818	48,655	—
Total real estate construction and land development	1,205	1,498	2,703	65,676	68,379	—
Consumer	210	13	223	41,324	41,547	—
Gross noncovered loans	$6,448	$7,427	$13,875	$1,156,961	$1,170,836	$6

(1)	Excludes PCI loans.

(f) Impaired loans

Noncovered impaired loans includes noncovered nonaccrual loans and noncovered performing TDRs. The balance of noncovered impaired loans as of December 31, 2014 and December 31, 2013 are set forth in the following tables.

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,134	$7,906	$9,040	$9,349	$1,325
Owner-occupied commercial real estate	360	2,421	2,781	2,781	684
Non-owner occupied commercial real estate	2,459	4,846	7,305	7,279	465
Total commercial business	3,953	15,173	19,126	19,409	2,474
One-to-four family residential	—	245	245	245	75
Real estate construction and land development:
One-to-four family residential	2,307	2,217	4,524	4,964	396
Five or more family residential and commercial properties	—	2,056	2,056	2,056	234
Total real estate construction and land development	2,307	4,273	6,580	7,020	630
Consumer	33	172	205	208	56
Gross noncovered loans	$6,293	$19,863	$26,156	$26,882	$3,235

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$6,140	$4,850	$10,990	$13,287	$2,716
Owner-occupied commercial real estate	1,118	1,880	2,998	3,023	595
Non-owner occupied commercial real estate	3,300	4,123	7,423	7,412	364
Total commercial business	10,558	10,853	21,411	23,722	3,675
One-to-four family residential	592	—	592	619	—
Real estate construction and land development:
One-to-four family residential	3,773	911	4,684	5,426	211
Five or more family residential and commercial properties	2,404	—	2,404	2,404	—
Total real estate construction and land development	6,177	911	7,088	7,830	211
Consumer	100	678	778	780	153
Gross noncovered loans	$17,427	$12,442	$29,869	$32,951	$4,039

The Company had governmental guarantees of $2.4 million and $2.9 million related to the noncovered impaired loan balances at December 31, 2014 and December 31, 2013, respectively.
The average recorded investment of noncovered impaired loans for the years ended December 31, 2014, 2013 and 2012 are set forth in the following table.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$10,946	$12,628	$11,467
Owner-occupied commercial real estate	3,215	2,638	2,141
Non-owner occupied commercial real estate	7,744	7,897	8,174
Total commercial business	21,905	23,163	21,782
One-to-four family residential	514	880	977
Real estate construction and land development:
One-to-four family residential	5,416	4,237	4,381
Five or more family residential and commercial properties	2,154	2,839	5,415
Total real estate construction and land development	7,570	7,076	9,796
Consumer	779	254	427
Gross noncovered impaired loans	$30,768	$31,373	$32,982
For the years ended December 31, 2014, 2013 and 2012, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2014, 2013 and 2012, the Bank recorded $1.2 million, $1.1 million and $1.0 million, respectively, of interest income related to noncovered performing TDR loans.
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
The majority of the Bank’s noncovered TDRs are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDRs, the noncovered loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on noncovered TDRs using the same methods used for other noncovered impaired loans.
The recorded investment balance and related allowance for loan losses of noncovered performing and noncovered nonaccrual TDRs as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Noncovered TDRs	$18,764	$5,010	$22,131	$2,634
Allowance for loan losses on noncovered TDRs	1,908	1,033	2,957	191

The unfunded commitment to borrowers related to noncovered TDRs was $1.8 million and $4.5 million at December 31, 2014 and December 31, 2013, respectively.

Noncovered loans that were modified as TDRs during the years ended December 31, 2014 and 2013 are set forth in the following table:

	Years Ended December 31,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	32	$5,926	33	$6,570
Owner-occupied commercial real estate	3	1,063	5	537
Non-owner occupied commercial real estate	3	6,548	2	192
Total commercial business	38	13,537	40	7,299
One-to-four family residential	—	—	1	252
Real estate construction and land development:
One-to-four family residential	10	3,553	24	3,639
Five or more family residential and commercial properties	—	—	1	2,404
Total real estate construction and land development	10	3,553	25	6,043
Consumer	3	219	3	141
Total noncovered TDRs	51	$17,309	69	$13,735

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. During the year ended December 31, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000, the total commitment amount was $190,000 and the outstanding principal balance at December 31, 2014 was $188,000. During the year ended December 31, 2013, the Company's initial advance at the time of modification on these construction loans totaled $1.1 million, the total commitment amount was $4.3 million and the outstanding principal balance at December 31, 2013 was $2.5 million.

Of the 51 noncovered loans modified during the year ended December 31, 2014, 17 loans with a total outstanding principal balance of $4.7 million had no prior modifications. The remaining noncovered loans included in the tables above for the year ended December 31, 2014 were previously reported as noncovered TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a noncovered TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a noncovered TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance for noncovered loans that were modified as TDRs during the year ended December 31, 2014 was $1.8 million at December 31, 2014.

The noncovered loans modified during the previous twelve months ended December 31, 2014 and 2013 that subsequently defaulted during the years ended December 31, 2014 and 2013 are included in the following table:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	3	$918
Non-owner occupied commercial real estate	1	75	—	—
Total commercial business	1	75	3	918
Total noncovered loans receivable	1	$75	3	$918
The one loan included in the above table defaulted during the year ended December 31, 2014 because it was past its modified maturity date, and the borrower has not repaid the credit. The Bank does not intend to extend the maturity. The three loans which defaulted during the year ended December 31, 2013 defaulted as the loans were greater than 90 days past due at December 31, 2013. At December 31, 2014 and 2013, the Bank had a specific valuation allowance of $4,000 and $63,000, respectively, related to these credits.

(h) Noncovered Purchased Credit Impaired Loans
The Company acquired noncovered PCI loans in the Washington Banking Merger and in previously completed acquisitions which are accounted for under FASB ASC 310-30. These previous acquisitions include the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively. In addition, the Company completed the acquisitions of NCB on January 9, 2013 and the acquisition of Valley on July 15, 2013.
The following tables reflect the outstanding principal balance and recorded investment at December 31, 2014 and December 31, 2013 of the noncovered PCI loans:

	December 31, 2014		December 31, 2013
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$22,144	$18,040	$18,193	$16,779
Owner-occupied commercial real estate	18,165	16,208	5,510	5,119
Non-owner occupied commercial real estate	12,684	11,185	8,276	6,785
Total commercial business	52,993	45,433	31,979	28,683
One-to-four family residential	2,269	2,235	4,055	3,768
Real estate construction and land development:
One-to-four family residential	8,456	4,223	1,967	32
Five or more family residential and commercial properties	2,721	2,963	1,077	1,357
Total real estate construction and land development	11,177	7,186	3,044	1,389
Consumer	5,983	7,055	1,150	2,177
Gross noncovered PCI loans	$72,422	$61,909	$40,228	$36,017
On the acquisition dates, the amount by which the undiscounted expected cash flows of the noncovered PCI loans exceeded the estimated fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the noncovered PCI loans.

The following tables summarize the accretable yield on the noncovered PCI loans resulting from the Pierce, NCB, Valley and Washington Banking acquisitions for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$7,714	$7,352	$14,638
Accretion	(4,305)	(4,402)	(6,238)
Disposal and other	(3,263)	(318)	(2,798)
Change in accretable yield (1)	12,426	5,082	1,750
Balance at the end of the year	$12,572	$7,714	$7,352

(1)	Includes accretable difference at acquisition.

On the May 1, 2014 merger date for the Washington Banking Merger, the contractual cash flows on noncovered PCI loans acquired in the Washington Banking Merger were $75.7 million and the expected cash flows were $59.1 million, resulting in a $16.6 million non-accretable difference. The fair value was estimated at $48.9 million, resulting in a $10.2 million accretable yield which is included in the table above as a change in accretable yield for the year ended December 31, 2014. The contractual cash flows on the noncovered non-PCI loans, excluding credit cards, were $1.12 billion and the expected cash flows were $1.06 billion, resulting in $53.5 million of cash flows not expected to be collected. The fair value of the noncovered non-PCI loans, excluding credit cards, at May 1, 2014 was $841.3 million. The credit cards loans acquired in the Washington Banking Merger totaling $5.8 million at merger date were included in noncovered consumer loans totals. The fair value of the credit cards approximated the carrying values; therefore, there was no cash flows not expected to be collected.
(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).
Activity in related party loans for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

Balance outstanding at December 31, 2011	$10,391
Principal additions	8,906
Principal reductions	(7,855)
Balance outstanding at December 31, 2012	11,442
Principal additions	—
Elimination of outstanding loan balance due to change in related party status	(3,045)
Principal reductions	(923)
Balance outstanding at December 31, 2013	7,474
Principal additions	23
Additional of outstanding loan balance due to change in related party status	1,858
Principal reductions	(191)
Balance outstanding at December 31, 2014	$9,164
The Company had $228,000 and $184,000 of unfunded commitments to related parties as of December 31, 2014 and 2013, respectively. The Company did not have any borrowings from related parties at December 31, 2014 or 2013.

(j) Mortgage Banking Activities and SBA Loan Sales
The Bank originates certain one-to-four family residential loans to be sold on the secondary market. These loans were presented as loans held for sale. The Bank ceased these mortgage banking activities in the second quarter of 2013, and resumed activities again in the second quarter of 2014 in connection with the Washington Banking Merger.

The Bank does not retain servicing on loans sold in the secondary market. Details of certain mortgage banking activities are as follows:

	Years Ended or As of December 31,
	2014	2013
	(In thousands)
Loans held for sale at lower of cost or market	$5,582	$—
One-to-four family residential loans sold during the year	55,997	8,460
Commitments to sell mortgage loans	10,625	—
Commitments to fund mortgage loans (at interest rates approximating market rates):
Fixed rate	$8,467	$—
Variable or adjustable rate	2,158	—

The Company may chose to sell the conditionally guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans") and retain a participating interest in the unguaranteed portion of the loans. These loans are carried at the aggregate cost. SBA loans are sold with servicing retained. Details of certain SBA loan sales activities are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
SBA loans serviced for others with participating interest (1)	$77,233	$26,854
SBA loans serviced for others with no participating interest	—	—

(1)
Represents the gross balance of the loan at year end. The participation owned by the Bank totaled $29.0 million and $9.4 million, respectively, at December 31, 2014 and 2013 and is included in the balance of noncovered loans receivable on the Company's Consolidated Statements of Financial Condition.

There was $260,000, $106,000 and $139,000 of servicing fee income and fees from SBA loans serviced for others for the years ended December 31, 2014, 2013 and 2012. Servicing fee income is reported in other income on the Company's Consolidated Statements of Income.

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

The recorded investment of covered loans receivable at December 31, 2014 and December 31, 2013 consisted of the following portfolio segments and classes:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$19,110	$14,690
Owner-occupied commercial real estate	59,244	24,366
Non-owner occupied commercial real estate	26,879	14,625
Total commercial business	105,233	53,681
One-to-four family residential	5,990	4,777
Real estate construction and land development:
One-to-four family residential	2,446	1,556
Five or more family residential and commercial properties	3,560	—
Total real estate construction and land development	6,006	1,556
Consumer	8,971	3,740
Gross covered loans receivable	126,200	63,754
Allowance for loan losses	(5,576)	(6,167)
Covered loans receivable, net	$120,624	$57,587
At December 31, 2014 and December 31, 2013, the recorded investment balance of loans which are no longer covered under the FDIC shared-loss agreements, but are included in the covered loan table above as they are included in the loan pool established at the time of acquisition, was $872,000 and $2.6 million, respectively.
(b) Credit Quality Indicators
The following tables present the recorded invested balance of the covered loans receivable by credit quality indicator as of December 31, 2014 and December 31, 2013.

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,297	$131	$5,442	$2,240	$19,110
Owner-occupied commercial real estate	40,357	4,957	13,583	347	59,244
Non-owner occupied commercial real estate	9,656	40	17,183	—	26,879
Total commercial business	61,310	5,128	36,208	2,587	105,233
One-to-four family residential	5,414	425	151		5,990
Real estate construction and land development:
One-to-four family residential	2,178	—	268	—	2,446
Five or more family residential and commercial properties	1,758	—	1,802	—	3,560
Total real estate construction and land development	3,936	—	2,070	—	6,006
Consumer	7,030	—	1,941	—	8,971
Gross covered loans receivable	$77,690	$5,553	$40,370	$2,587	$126,200

	December 31, 2013
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$9,516	$3,887	$702	$585	$14,690
Owner-occupied commercial real estate	21,084	2,318	708	256	24,366
Non-owner occupied commercial real estate	6,534	55	4,631	3,405	14,625
Total commercial business	37,134	6,260	6,041	4,246	53,681
One-to-four family residential	3,739	882	156	—	4,777
Real estate construction and land development:
One-to-four family residential	698	—	858	—	1,556
Five or more family residential and commercial properties	—	—	—	—	—
Total real estate construction and land development	698	—	858	—	1,556
Consumer	3,116	106	518	—	3,740
Gross covered loans receivable	$44,687	$7,248	$7,573	$4,246	$63,754

(c) Nonaccrual Loans
The recorded investment balance of covered nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$2,321	$—
Owner-occupied commercial real estate	1,132	—
Non-owner-occupied commercial real estate	424	—
Total commercial business	3,877	—
Real estate construction and land development:
One-to-four family residential	179	—
Consumer	6	7
Gross covered nonaccrual loans	$4,062	$7
Covered PCI loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its contractual terms.

(d) Past Due Loans
The balances of covered past due loans, segregated by segments and classes of loans, as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,262	$1,163	$3,425	$15,685	$19,110	$—
Owner-occupied commercial real estate	645	2,680	3,325	55,919	59,244	—
Non-owner occupied commercial real estate	1,713	456	2,169	24,710	26,879	—
Total commercial business	4,620	4,299	8,919	96,314	105,233	—
One-to-four family residential	112	—	112	5,878	5,990	—
Real estate construction and land development:
One-to-four family residential	178	90	268	2,178	2,446	—
Five or more family residential and commercial properties	—	220	220	3,340	3,560	—
Total real estate construction and land development	178	310	488	5,518	6,006	—
Consumer	263	727	990	7,981	8,971	—
Gross covered loans receivable	$5,173	$5,336	$10,509	$115,691	$126,200	$—

(1)	Excludes covered PCI loans.

	December 31, 2013
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$726	$1,156	$1,882	$12,808	$14,690	$—
Owner-occupied commercial real estate	28	147	175	24,191	24,366	—
Non-owner occupied commercial real estate	—	3,540	3,540	11,085	14,625	—
Total commercial business	754	4,843	5,597	48,084	53,681	—
One-to-four family residential	113	—	113	4,664	4,777	—
Real estate construction and land development:
One-to-four family residential	213	644	857	699	1,556	—
Five or more family residential and commercial properties	—	—	—	—	—	—
Total real estate construction and land development	213	644	857	699	1,556	—
Consumer	67	78	145	3,595	3,740	—
Gross covered loans receivable	$1,147	$5,565	$6,712	$57,042	$63,754	$—

(1)	Excludes covered PCI loans.

(e) Impaired Loans
A covered loan, not initially classified as PCI, generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. Covered impaired loans as of December 31, 2014 and December 31, 2013 are set forth in the following tables.

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,240	$94	$2,334	$3,696	$9
Owner-occupied commercial real estate	—	1,132	1,132	1,156	295
Non-owner occupied commercial real estate	—	424	424	440	66
Total commercial business	2,240	1,650	3,890	5,292	370
Real estate construction and land development:
One-to-four family residential	—	179	179	182	51
Total real estate construction and land development	—	179	179	182	51
Consumer	—	6	6	8	2
Gross covered impaired loans	$2,240	$1,835	$4,075	$5,482	$423

	December 31, 2013
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$10	$3,751	$3,761	$3,761	$629
Total commercial business	10	3,751	3,761	3,761	629
One-to-four family residential	—	450	450	423	31
Consumer	7	—	7	8	—
Gross covered impaired loans	$17	$4,201	$4,218	$4,192	$660

The average recorded investment of covered impaired loans for the years ended December 31, 2014 and 2013 are set forth in the following table.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Commercial business:
Commercial and industrial	$3,421	$1,484	$21
Owner-occupied commercial real estate	367	—	—
Non-owner occupied commercial real estate	171	—	—
Total commercial business	3,959	1,484	21
One-to-four family residential	90	459	187
Real estate construction and land development:
One-to-four family residential	36	—	—
Total real estate construction and land development	36	—	—
Consumer	7	20	26
Gross covered impaired loans	$4,092	$1,963	$234
For the years ended December 31, 2014, 2013 and 2012, no interest income was recognized subsequent to a covered loan’s classification as nonaccrual. For the years ended December 31, 2014, 2013 and 2012, the Bank recorded $5,000, $16,000 and $7,000, respectively, of interest income related to covered performing TDR loans.

(f) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of covered performing and covered nonaccrual TDRs as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014		December 31, 2013
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
Covered TDRs	$10,289	$2,246	$4,211	$7
Allowance for loan losses on covered TDRs	1	2	660	—
There were no unfunded commitments related to credits classified as covered TDRs at December 31, 2014 and December 31, 2013.

Covered loans that were modified as TDRs during the years ended December 31, 2014 and 2013 are set forth in the following table:

	Years Ended December 31,
	2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	7	$3,394	3	$3,792
Owner-occupied commercial real estate	2	1,133	—	—
Non-owner occupied commercial real estate	2	7,561	—	—
Total commercial business	11	12,088	3	3,792
One-to-four family residential	—	—	—	—
Real estate construction and land development:
One-to-four family residential	—	—	—	—
Five or more family residential and commercial properties	1	428	—	—
Total real estate construction and land development	1	428	—	—
Consumer	—	—	—	—
Total covered TDRs	12	$12,516	3	$3,792

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of year end as certain loans may have been paid-down or charged-off during the years ended December 31, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the twelve covered loans modified as TDRs during the year ended December 31, 2014, eleven loans totaling $10.3 million were related to PCI loans acquired in the Washington Banking Merger. There was no allowance for loan losses at December 31, 2014 on these modified loans as the recorded investment was less than the estimated net present value of future cash flows. Four of these modified loans totaling $7.7 million at December 31, 2014 were modified as a result of bankruptcy rulings and the courts dictated the future payment terms. One covered TDR totaling $2.2 million at December 31, 2014 was modified during both the years ended December 31, 2014 and 2013 because the loan's maturity date was extended in each modification. The Bank provided for a shorter maturity date than it expected to receive the cash flows to more closely monitor the borrower. At December 31, 2014, this loan did not have a specific valuation allowance as the loan had been charged-down to the net realizable value during fourth quarter 2014. The other two loans modified as TDRs during the year ended December 31, 2013 also had maturity date extensions. These two loans have outstanding principal balances of $13,000 and specific valuation of $1,000 at December 31, 2014.
There were no covered loans modified during the previous twelve months ended December 31, 2014 and December 31, 2013 that subsequently defaulted during the years ended December 31, 2014 and 2013.

(g) Covered Purchased Credit Impaired Loans
The Company acquired covered loans which the Bank accounts for under FASB ASC 310-30 as they were deemed PCI at the time of acquisition.

The following tables reflect the outstanding principal balance and recorded investment at December 31, 2014 and December 31, 2013 of the covered PCI loans:

	December 31, 2014		December 31, 2013
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$9,635	$7,134	$10,608	$8,680
Owner-occupied commercial real estate	23,071	20,666	11,538	10,923
Non-owner occupied commercial real estate	20,607	20,257	10,611	12,187
Total commercial business	53,313	48,057	32,757	31,790
One-to-four family residential	3,837	3,478	3,966	3,530
Real estate construction and land development:
One-to-four family residential	103	1,308	1,298	1,556
Five or more family residential and commercial properties	2,140	1,802	—	—
Total real estate construction and land development	2,243	3,110	1,298	1,556
Consumer	2,945	2,717	2,022	2,000
Gross covered PCI loans	$62,338	$57,362	$40,043	$38,876
The Bank has the option to modify covered PCI loans; however, modifying the loan may terminate the FDIC shared-loss coverage on those loans. At December 31, 2014 and December 31, 2013, the recorded investment balance of covered PCI loans which are no longer covered under the FDIC shared-loss agreements was $476,000 and $1.7 million, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

(h) Accretable Yield
The following table summarizes the accretable yield on the covered PCI loans resulting from the Cowlitz Acquisition and Washington Banking Merger for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$9,535	$14,286	$19,912
Accretion	(3,749)	(4,210)	(6,679)
Disposal and other	(1,718)	(4,902)	(1,140)
Change in accretable yield (1)	4,452	4,361	2,193
Balance at the end of the year	$8,520	$9,535	$14,286

(1)	Includes accretable difference at acquisition.

On the May 1, 2014 merger date of the Washington Banking Merger, the contractual cash flows on covered PCI loans acquired in the Washington Banking Merger were $75.1 million and the expected cash flows were $52.2 million, resulting in a $22.9 million non-accretable difference. The fair value was estimated at $48.7 million, resulting in a $3.5 million accretable yield which is included in the table above as a change in accretable yield for the year ended December 31, 2014. The contractual cash flows on the covered non-PCI loans were $70.3 million and the expected cash flows were $66.5 million, resulting in $3.8 million of cash flows not expected to be collected. The fair value of the covered non-PCI loans acquired in the Washington Banking Merger at May 1, 2014 was $58.4 million.

(7)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the noncovered loans’ allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$22,657	$24,242	$26,952
Charge-offs	(3,643)	(4,298)	(6,017)
Recoveries of loans previously charged-off	907	929	1,737
Provision for loan losses	2,232	1,784	1,570
Balance at the end of the year	$22,153	$22,657	$24,242
A summary of the changes in the covered loans’ allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$6,167	$4,352	$3,963
Charge-offs	(2,954)	(73)	(57)
Recoveries of loans previously charged-off	1	—	—
Provision for loan losses	2,362	1,888	446
Balance at the end of the year	$5,576	$6,167	$4,352
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
The following table details the activity in the allowance for loan losses for the year ended December 31, 2014 and the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of December 31, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2014:
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
Charge-offs	(4,504)	(337)	(411)	(31)	(345)	—	(969)	—	(6,597)
Recoveries	716	—	—	7	43	—	142	—	908
Provisions for loan losses	863	383	623	124	368	19	1,999	215	4,594
December 31, 2014	$10,553	$4,095	$5,538	$1,200	$1,786	$972	$2,769	$816	$27,729
Allowance for loan losses as of December 31, 2014 allocated to:
Noncovered loans individually evaluated for impairment	$1,325	$684	$465	$75	$396	$234	$56	$—	$3,235
Noncovered loans collectively evaluated for impairment	6,449	1,629	2,541	530	322	650	1,931	816	14,868
Covered loans individually evaluated for impairment	9	295	66	—	51	—	2	—	423
Covered loans collectively evaluated for impairment	108	14	6	8	—	—	12	—	148
Noncovered PCI loans collectively evaluated for impairment	2,191	330	353	207	264	88	617	—	4,050
Covered PCI loans collectively evaluated for impairment	471	1,143	2,107	380	753	—	151	—	5,005
December 31, 2014	$10,553	$4,095	$5,538	$1,200	$1,786	$972	$2,769	$816	$27,729

The following table details the activity in the allowance for loan losses for the year ended December 31, 2013 and the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2013:
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594
Charge-offs	(2,826)	(247)	—	(52)	(423)	(142)	(681)	—	(4,371)
Recoveries	248	560	—	—	—	32	89	—	929
Provisions for / (reallocation of) loan losses	6,144	(285)	(43)	(69)	(988)	(1,246)	428	(269)	3,672
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824

Allowance for loan losses as of December 31, 2013 allocated to:
Noncovered loans individually evaluated for impairment	$2,716	$595	$364	$—	$211	$—	$153	$—	$4,039
Noncovered loans collectively evaluated for impairment	6,727	2,101	2,516	570	429	855	575	601	14,374
Covered loans individually evaluated for impairment	629	—	—	31	—	—	—	—	660
Covered loans collectively evaluated for impairment	18	7	14	13	—	—	57	—	109
Noncovered PCI loans collectively evaluated for impairment	2,294	348	359	216	291	98	638	—	4,244
Covered PCI loans collectively evaluated for impairment	1,094	998	2,073	270	789	—	174	—	5,398
December 31, 2013	$13,478	$4,049	$5,326	$1,100	$1,720	$953	$1,597	$601	$28,824
The following table details the activity in the allowance for loan losses for the year ended December 31, 2012:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses for the year ended December 31, 2012:
December 31, 2011	$11,805	$2,979	$4,394	$794	$4,823	$3,800	$1,410	$910	$30,915
Charge-offs	(2,292)	(1,142)	(292)	(391)	(835)	(445)	(677)	—	(6,074)
Recoveries	1,560	8	11	—	125	—	33	—	1,737
Provisions for / (reallocation of) loan losses	(1,161)	2,176	1,256	818	(982)	(1,046)	995	(40)	2,016
December 31, 2012	$9,912	$4,021	$5,369	$1,221	$3,131	$2,309	$1,761	$870	$28,594

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2014:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$9,040	$2,781	$7,305	$245	$4,524	$2,056	$205	$26,156
Noncovered loans collectively evaluated for impairment	524,263	516,753	598,267	61,060	38,002	56,341	243,063	2,037,749
Covered loans individually evaluated for impairment	2,334	1,132	424	—	179	—	6	4,075
Covered loans collectively evaluated for impairment	9,642	37,446	6,198	2,512	959	1,758	6,248	64,763
Noncovered PCI loans collectively evaluated for impairment	18,040	16,208	11,185	2,235	4,223	2,963	7,055	61,909
Covered PCI loans collectively evaluated for impairment	7,134	20,666	20,257	3,478	1,308	1,802	2,717	57,362
Total gross loans receivable as of December 31, 2014	$570,453	$594,986	$643,636	$69,530	$49,195	$64,920	$259,294	$2,252,014
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2013:

	Commercial and industrial	Owner- occupied commercial real estate	Non-owner occupied commercial real estate	One-to-four family residential	Real estate construction and land development: one-to-four family residential	Real estate construction and land development: five or more family residential and commercial properties	Consumer	Total
	(In thousands)
Noncovered loans individually evaluated for impairment	$10,990	$2,998	$7,423	$592	$4,684	$2,404	$778	$29,869
Noncovered loans collectively evaluated for impairment	308,771	273,192	385,771	38,722	15,008	44,894	38,592	1,104,950
Covered loans individually evaluated for impairment	3,761	—	—	450	—	—	7	4,218
Covered loans collectively evaluated for impairment	2,249	13,443	2,438	797	—	—	1,733	20,660
Noncovered PCI loans collectively evaluated for impairment	16,779	5,119	6,785	3,768	32	1,357	2,177	36,017
Covered PCI loans collectively evaluated for impairment	8,680	10,923	12,187	3,530	1,556	—	2,000	38,876
Total gross loans receivable as of December 31, 2013	$351,230	$305,675	$414,604	$47,859	$21,280	$48,655	$45,287	$1,234,590

(8)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$4,382	$7,100	$10,350
Additions as a result of the Washington Banking Merger	7,174	—	—
Cash payments received or receivable from the FDIC	(7,897)	(2,537)	(2,217)
Loan (recapture) impairment	(1,072)	1,086	843
Net amortization	(1,471)	(1,267)	(1,876)
Balance at the end of the year	$1,116	$4,382	$7,100

(9)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$4,559	$5,666	$4,484
Additions	1,566	2,974	7,406
Additions from acquisitions	7,121	2,279	—
Proceeds from dispositions	(9,914)	(6,253)	(5,987)
Gain on sales, net	23	264	587
Valuation adjustment	—	(371)	(824)
Balance at the end of the year	$3,355	$4,559	$5,666

At December 31, 2014 and 2013, the balance of other real estate owned that was covered by shared-loss agreements were $1.2 million and $182,000, respectively.

(10)        Premises and Equipment

A summary of premises and equipment is as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Land	$22,364	$10,876
Buildings and building improvements	52,067	33,482
Furniture, fixtures and equipment	14,280	18,054
Total premises and equipment	88,711	62,412
Less accumulated depreciation	23,773	28,064
Premises and equipment, net	$64,938	$34,348
Total depreciation expense on premises and equipment was $3.5 million, $2.3 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(11)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Washington Banking Merger on May 1, 2014, and the acquisitions of Valley Community Bancshares, Inc. on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The Company recorded additions of goodwill of $89.7 million during the year ended December 31, 2014 as a result of the Washington Banking Merger. The Company recorded additions to goodwill of $16.4 million during the year ended December 31, 2013 as a result of the Valley Acquisition. For additional information on the additions to goodwill, see "Note 2. Business Combinations."
At December 31, 2014, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the year ended December 31, 2014. The Company did not record any goodwill impairment charges for the years ended December 31, 2013 and 2012. Even though there was no goodwill impairment at December 31, 2014, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.

b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$1,615	$1,086	$1,513
Additions as a result of acquisitions	11,194	1,072	—
Less: amortization expense	1,920	543	427
Balance at the end of the year	$10,889	$1,615	$1,086
The estimated aggregated amortization expense related to these intangible assets for future years is as follows:

Years Ending December 31,
(In thousands)
2015	$2,072
2016	1,443
2017	1,285
2018	1,122
2019	1,043
Thereafter	3,924
$10,889

(12)	Deposits
Deposits consisted of the following:

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$709,673	24.4%	$349,902	25.0%
NOW accounts	793,362	27.3	352,051	25.2
Money market accounts	520,065	17.9	232,016	16.6
Savings accounts	357,834	12.3	155,790	11.1
Total non-maturity deposits	2,380,934	81.9	1,089,759	77.9
Certificate of deposit accounts	525,397	18.1	309,430	22.1
Total deposits	$2,906,331	100.0%	$1,399,189	100.0%
Accrued interest payable on deposits was $390,000 and $152,000 as of December 31, 2014 and 2013, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Interest expense, by category, is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
NOW accounts	$1,011	$645	$797
Money market accounts	896	386	452
Savings accounts	252	164	204
Certificate of deposit accounts	2,991	2,478	3,016
	$5,150	$3,673	$4,469
Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2015	$347,895
2016	107,849
2017	35,254
2018	13,887
2019	19,883
Thereafter	629
$525,397
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $79.8 million and $55.0 million as of December 31, 2014 and 2013, respectively.

(13)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at May 1, 2014.
Washington Banking Master Trust, a statutory business trust, was a wholly-owned subsidiary of Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking Company. During 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company (now callable by Heritage). The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. The rate at December 31, 2014 was 1.82%. The weighted average rate of the junior subordinated debentures was 3.59% for the year ended December 31, 2014 and included the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
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

(14)	Repurchase Agreements
The Company utilizes repurchase agreements with a one -day maturity as a supplement to funding sources. At December 31, 2014 and 2013 the Company had securities sold under agreement to repurchase of $32.2 million and $29.4 million, respectively. The weighted average interest rates on the utilized repurchased agreements was 0.26% and 0.27% as of December 31, 2014 and 2013, respectively. Repurchase agreements are secured by investment securities available for sale. Upon maturity of the agreements, the pledged investment securities will be returned to the Company.

(15)	Other Borrowings
(a) FHLB Advances

The Federal Home Loan Bank of Seattle functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2014, the Bank maintained a credit facility with the FHLB of Seattle for $374.3 million. During the years ended December 31, 2014 and 2013, there were no FHLB borrowing transactions completed other than minimal amounts necessary to test the facilities. At December 31, 2014 and 2013 there were no FHLB advances outstanding.

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. At December 31, 2014, the Bank was not required to maintain collateral in order to meet the collateral requirements of the FHLB.

(b) Federal Funds Purchased

The Bank maintains advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $43.0 million as of December 31, 2014. The lines generally mature annually or are reviewed annually. As of December 31, 2014 and 2013, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $53.2 million as of December 31, 2014, of which there were no borrowings outstanding as of December 31, 2014 or 2013. Any advances on the credit facility would have to be first pledged with the Bank's investment securities or loans.

(16)	Employee Benefit Plans
(a) 401(k) Plan
Effective October 1, 1999, the Company combined three retirement plans, a money purchase pension plan, a 401(k) plan, and an employee stock ownership plan ("ESOP") at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the "Heritage Financial Corporation 401(k) Employee Stock Ownership Plan" (the “Plan”). In 2010, the Company amended the Plan to provide certain service credit for vesting and/or contribution purposes to employees of Cowlitz Bank and Pierce Commercial Bank at the time of each acquisition. Effective January 1, 2014, the Plan converted from an ESOP to a profit sharing plan and changed its name to "Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust."
The profit sharing portion of the Plan is a defined contribution retirement plan. Effective January 1, 2014, the Company changed the contribution formula to make all profit sharing and discretionary contributions completely discretionary. For the year ended December 31, 2014, the Company contributed 1.5% of employees' eligible compensation. For the Plan years 2013 and 2012, the Company was required to contribute 2% of the participants’ eligible compensation and it could also provide discretionary profit sharing contributions beyond the required 2% contribution. For the years ended December 31, 2013 and 2012, the Company contributed 3% of employees' eligible compensation. Participants were eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. It was the Company’s policy to fund plan costs as accrued. Historically, employee vesting in the profit sharing contribution occurred over a period of six years, at which time they became fully vested. All participants employed at May 1, 2014 became 100% vested in all employer contributions. All participants hired after May 1, 2014 are 100% vested in all accounts at all times. Employer profit sharing contributions were $475,000, $600,000 and $631,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Plan also includes the Company’s salary savings 401(k) plan for its employees. All persons employed as of July 1, 1984 automatically participate in the plan. All employees hired after that date who are at least 18 years of age may participate in the plan the first of the month following thirty days of service. Employees who participate may contribute a portion of their salary, which is matched by the employer at 50%, not to be greater than 3% of eligible compensation, up to certain Internal Revenue Service limits. Employee vesting in employer matching is consistent with the vesting periods discussed in the profit sharing portion above. Employer matching contributions for the years ended December 31, 2014, 2013 and 2012 were $852,000, $497,000 and $444,000, respectively.
The third portion of the Plan was the ESOP. Heritage Bank established the ESOP and related trust for eligible employees effective July 1, 1994, which became active upon the former mutual holding company’s conversion to a stock-based holding company in January 1995. The ESOP provided a contribution to all eligible participants upon completion of one year of service, the attainment of 18 years of age, and employment on the last day of the year. Employee vesting in the ESOP is consistent with the vesting periods discussed in the profit sharing portion above. The ESOP was funded by employer contributions in cash or common stock. During the year ended December 31, 2012, the loan related to the ESOP was paid in full; therefore, there was no ESOP compensation expense for the years ended December 31, 2014 and 2013. ESOP compensation expense was $139,000 for the year ended December 31, 2012. As of December 31, 2014 and 2013, the Company had no allocated or committed shares to be released to the ESOP, and the Company has no unearned, restricted shares remaining to be released as of December 31, 2014.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $343,000, $445,000 and $312,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s contributions totaled $414,000, $155,000 and $150,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
(d) Split-Dollar Life Insurance Benefit Plan
In conjunction with the Washington Banking Merger, the Company assumed the split-dollar life insurance benefit plan previously maintained by Washington Banking. Life insurance policies are maintained for current officers of the Bank or former Washington Banking officers that are subject to split-dollar life insurance agreements, which continue after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar life insurance agreements represents the present value of the future death benefits payable to the participants' beneficiaries.
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of December 31, 2014, the carrying value of the obligation was $1.2 million. The Company had no obligation at December 31, 2013.

(17)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $3.4 million, $2.3 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in occupancy and equipment expense.

The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Years Ending December 31,
(In thousands)
2015	$3,307
2016	2,984
2017	2,741
2018	2,276
2019	1,504
Thereafter	3,723
$16,535
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2014	December 31, 2013
	(In thousands)
Commercial business:
Commercial and industrial	$288,930	$169,079
Owner-occupied commercial real estate	2,648	2,812
Non-owner occupied commercial real estate	20,240	2,405
Total commercial business	311,818	174,296
One-to-four family residential	—	45
Real estate construction and land development:
One-to-four family residential	24,028	12,236
Five or more family residential and commercial properties	32,653	20,720
Total real estate construction and land development	56,681	32,956
Consumer	122,633	27,480
Total outstanding commitments	$491,132	$234,777
(c) Regulatory and Legal Proceedings
The Company is involved in numerous business transactions, which, in some cases, depend on regulatory determination as to compliance with rules and regulations. Also, the Company has certain litigation and negotiations in progress. All such matters are attributable to activities arising from normal operations, except the matter related to the class action lawsuit mentioned below. In the opinion of management, after review with legal counsel, the eventual outcome of the aforementioned matters, including the class action lawsuit mentioned below, is unlikely to have a materially adverse effect on the Company’s Consolidated Financial Statements or its financial position.
     On April 4, 2014, Washington Banking, its directors and Heritage entered into and documented an agreement in principle among Washington Banking, its directors, Heritage and the plaintiffs for the settlement of the putative shareholder class action lawsuit captioned In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA, pending before the Superior Court of the State of Washington in and for King County (the “Action”).  The Action alleges that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders in connection with the transactions contemplated by the Agreement and Plan of Merger, dated

October 23, 2013 (the “Merger Agreement”), under which Washington Banking and Heritage combined their organizations in a strategic combination, with Washington Banking merging with and into Heritage. The Action also alleges, among other things, that Heritage aided and abetted the alleged breaches of fiduciary duties by Washington Banking's directors and that the public disclosures concerning the Washington Banking Merger are misleading in various respects.
              On December 15, 2014, the Court entered an order preliminarily approving the settlement of the consolidated litigation and ordering WBCO to provide notice of the proposed settlement to those persons who held WBCO shares during the purported class period.
On February 27, 2015, the Court held a hearing to consider whether the settlement was fair and reasonable to the class members and, if so, to approve the settlement and to consider plaintiffs’ counsel’s application for an award of attorneys’ fees and costs from Washington Banking.  At the hearing, the Court approved the settlement and entered a Final Judgment and Order of Dismissal With Prejudice awarding plaintiffs’ counsel fees and expenses totaling $450,000 and terminating the litigation.
The settlement of the Action did not affect the Washington Banking Merger consideration paid to Washington Banking’s shareholders in connection with the completion of the Washington Banking Merger on May 1, 2014.  Washington Banking, its directors and Heritage took the position that the Action was without merit and denied any wrongdoing of any kind.  Washington Banking, its directors and Heritage entered into the settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the stipulation of settlement or any public filing, including this Annual Report on Form 10-K, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained herein or in any public filing associated with the settlement of the Action.

(18)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income:
Net income	$21,014	$9,575	$13,261
Less: Dividends and undistributed earnings allocated to participating securities	(163)	(118)	(162)
Net income allocated to common stockholders	$20,851	$9,457	$13,099
Basic:
Weighted average common shares outstanding	25,641,229	15,667,912	15,262,452
Less: Restricted stock awards	(210,690)	(191,677)	(182,303)
Total basic weighted average common shares outstanding	25,430,539	15,476,235	15,080,149
Diluted:
Basic weighted average common shares outstanding	25,430,539	15,476,235	15,080,149
Incremental shares from stock options	46,750	11,480	14,640
Total diluted weighted average common shares outstanding	25,477,289	15,487,715	15,094,789
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2014, 2013 and 2012 anti-dilutive shares outstanding related to options to acquire common stock totaled 20,768, 163,863 and 249,215, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the

Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. The following table summarizes the dividend activity for the years ended December 31, 2014, 2013 and 2012.

Declared	Cash Dividend per Share	Record Date	Paid Date
February 1, 2012	$0.06	February 10, 2012	February 24, 2012
April 26, 2012	$0.08	May 10, 2012	May 24, 2012
June 26, 2012	$0.20	July 10, 2012	July 24, 2012
July 25, 2012	$0.08	August 14, 2012	August 24, 2012
October 30, 2012	$0.08	November 9, 2012	November 21, 2012
November 30, 2012	$0.30	November 26, 2012	December 6, 2012
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.18	August 6, 2013	August 15, 2013
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Company will not repurchase the remaining 52,025 shares available under the tenth plan described below as the eleventh plan supersedes the tenth stock repurchase program.
On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. On August 30, 2011, the Board of Director approved the Company's ninth stock repurchase plan, authorizing the repurchase of up to 5% of the Company's outstanding shares of common stock, or approximately 782,000 shares over a period of twelve months.

The following table provides total repurchased shares and average share prices under the applicable Plans and years indicated:

	Years Ended December 31,
	2014	2013	2012	Plan Total
Ninth Plan
Repurchased shares	—	—	389,627	590,832
Stock repurchase average share price	$—	$—	$13.45	$12.83

Tenth Plan
Repurchased shares	108,075	544,000	52,900	704,975
Stock repurchase average share price	$16.68	$15.88	$13.88	$15.85

Eleventh Plan
Repurchased shares	—	—	—	—
Stock repurchase average share price	$—	$—	$—	$—

During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 48,304, 13,138 and 3,419 shares at an average price of $16.53, $14.29 and $14.08 to pay withholding taxes on the vesting of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012, respectively, which are not considered repurchased as part of the applicable Plans.
(d) Issuance of Common Stock
The Washington Banking Merger was effective on May 1, 2014. In conjunction with the merger was the issuance of 14,000,178 shares of the Company's common stock at a fair value of $226.2 million. The Valley Acquisition was effective on July 15, 2013. In conjunction with this acquisition was the issuance of 1,533,267 shares of the Company's stock at a fair value of $24.2 million.

(19)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	4,676	50	4,726
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(186)	—	(186)
Net current period other comprehensive income	4,490	50	4,540
Balance of AOCI at the end of the year	$3,567	$(189)	$3,378

(1)	All amounts are net of tax.

	Year ended December 31, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(2,965)	59	(2,906)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	—	—	—
Net current period other comprehensive (loss) income	(2,965)	59	(2,906)
Balance of AOCI at the end of the year	$(923)	$(239)	$(1,162)

(1)	All amounts are net of tax.

	Year ended December 31, 2012
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Other-than-temporary impairments on securities held to maturity (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$2,105	$(369)	$—	$1,736
Other comprehensive (loss) income before reclassification	(63)	105	(34)	8
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	—	—	—	—
Net current period other comprehensive (loss) income	(63)	105	(34)	8
Balance of AOCI at the end of the year	$2,042	$(264)	$(34)	$1,744

(1)	All amounts are net of tax.

(20)	Fair Value Measurements
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

(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to estimate fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale and Held to Maturity:
The fair values of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, investment securities are determined by quoted market prices which is generally the case for mutual funds and other equities (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities and collateralized mortgage obligations-residential. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market price, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. Generally, the Company utilizes the fair market value of the collateral, which is commonly based on recent real estate appraisals, to measure impairment. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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

The following tables summarize the balances of assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	$—	$21,427	$—
Municipal securities	173,037	—	173,037	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	542,399	—	542,399	—
Corporate obligations	4,010	—	4,010	—
Mutual funds and other equities	1,973	1,973	—	—
Total	$742,846	$1,973	$740,873	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$6,039	$—	$6,039	$—
Municipal securities	49,060	—	49,060	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	108,035	—	108,035	—
Total	$163,134	$—	$163,134	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014, 2013 and 2012.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013 and the net losses (gains) recorded in earnings during years ended December 31, 2014 and 2013.

	Basis (1)	Fair Value at December 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2014
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$161	$138	$—	$—	$138	$23
Total commercial business	161	138	—	—	138	23
Real estate construction and land development:
One-to-four family residential	2,094	1,725	—	—	1,725	350
Total real estate construction and land development	2,094	1,725	—	—	1,725	350
Consumer	49	45	—	—	45	5
Total noncovered impaired loans	2,304	1,908	—	—	1,908	378
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations—residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	45
Total	$2,340	$1,919	$—	$11	$1,908	$423

(1)	Basis represents the unpaid principal balance of noncovered impaired loans and amortized cost of investment securities held to maturity.

	Basis (1)	Fair Value at December 31, 2013
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2013
	(In thousands)
Noncovered impaired loans:
Commercial business:
Commercial and industrial	$4,850	$2,134	$—	$—	$2,134	$1,681
Owner-occupied commercial real estate	1,880	1,285	—	—	1,285	594
Non-owner occupied commercial real estate	4,123	3,759	—	—	3,759	(2,409)
Total commercial business	10,853	7,178	—	—	7,178	(134)
One-to-four family residential	—	—	—	—	—	—
Real estate construction and land development:
One-to-four family residential	911	700	—	—	700	211
Total real estate construction and land development	911	700	—	—	700	211
Consumer	678	525	—	—	525	153
Total noncovered impaired loans	12,442	8,403	—	—	8,403	230
Covered impaired loans:
Commercial business:
Commercial and industrial	3,751	3,122	—	—	3,122	628
Non-owner occupied commercial real estate	—	—	—	—	—	—
Total commercial business	3,751	3,122	—	—	3,122	628
One-to-four family residential	450	419	—	—	419	(13)
Consumer	—	—	—	—	—	(2)
Total covered impaired loans	4,201	3,541	—	—	3,541	613
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	19	19	—	19	—	38
Other real estate owned:
Commercial properties	1,720	1,222	—	—	1,222	348
Total	$18,382	$13,185	$—	$19	$13,166	$1,229

(1)
Basis represents the unpaid principal balance of noncovered impaired and covered impaired loans, amortized cost of investment securities held to maturity, and carrying value at ownership date of other real estate owned.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013.

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$1,908	Market approach	Adjustment for differences between the comparable sales	(47.5%) - 96.2%; 7.0%

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Noncovered impaired loans	$8,403	Market approach	Adjustment for differences between the comparable sales	(27.8%) - 19.1%; (6.6%)
Covered impaired loans	$3,541	Market approach	Adjustment for differences between the comparable sales	(50.0%) - (25.0%); (35.0%)
Other real estate owned	$1,222	Market approach	Adjustment for differences between the comparable sales	(60.1)% - 13.6%; (35.2%)

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

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$121,636	$121,636	$121,636	$—	$—
Other interest earning deposits	10,126	10,145	—	10,145	—
Investment securities available for sale	742,846	742,846	1,973	740,873	—
Investment securities held to maturity	35,814	36,874	—	36,874	—
Federal Home Loan Bank stock	12,188	N/A	N/A	N/A	N/A
Loans held for sale	5,582	5,710	—	5,710	—
Loans receivable, net of allowance for loan losses	2,223,348	2,279,081	—	—	2,279,081
Accrued interest receivable	9,836	9,836	3	3,009	6,824
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,380,934	$2,380,934	$2,380,934	$—	$—
Certificate of deposit accounts	525,397	525,768	—	525,768	—
Total deposits	$2,906,331	$2,906,702	$2,380,934	$525,768	$—
Securities sold under agreement to repurchase	$32,181	$32,181	$32,181	$—	$—
Junior subordinated debentures	19,082	19,082	—	—	19,082
Accrued interest payable	411	411	62	328	21

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,400	$130,400	$130,400	$—	$—
Other interest earning deposits	15,662	15,747	—	15,747	—
Investment securities available for sale	163,134	163,134	—	163,134	—
Investment securities held to maturity	36,154	36,340	—	36,340	—
Federal Home Loan Bank stock	5,741	N/A	N/A	N/A	N/A
Loans receivable, net of allowance	1,203,096	1,218,192	—	—	1,218,192
Accrued interest receivable	5,462	5,462	26	910	4,526
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$1,089,759	$1,089,759	$1,089,759	$—	$—
Certificate of deposit accounts	309,430	311,065	—	311,065	—
Total deposits	$1,399,189	$1,400,824	$1,089,759	$311,065	$—
Securities sold under agreement to repurchase	$29,420	$29,420	$29,420	$—	$—
Accrued interest payable	152	152	17	135	—
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
Accrued Interest Receivable/Payable:
The fair value of accrued interest receivable/payable balances are determined using inputs and fair value measurements commensurate with the asset or liability from which the accrued interest is generated. The carrying amounts of accrued interest approximate fair value (Level 1, Level 2 and Level 3).

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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instrument in markets which can be inactive. At December 31, 2014, the fair value approximated the carrying value based on these valuation techniques (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(21)	Stock-Based Compensation
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
As of December 31, 2014, 1,384,105 shares remain available for future issuances under the Plan.
(a) Stock Option Awards
For the years ended December 31, 2014, 2013 and 2012 the Company recognized compensation expense related to stock options of $20,000, $71,000 and $106,000, respectively, with related tax benefits of $0, $0 and $1,000, respectively. As of December 31, 2014, all of the compensation expense related to the outstanding stock options had been recognized. The intrinsic value from options exercised during the years ended December 31, 2014, 2013 and 2012 were $459,000, $54,000 and $31,000, respectively. The cash proceeds from options exercised during the years ended December 31, 2014, 2013 and 2012 were $915,000, $200,000, and $129,000, respectively.

The following tables summarize the stock option activity for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	417,123	$18.33
Granted	—	—
Exercised	(11,365)	11.35
Forfeited or expired	(105,100)	21.52
Outstanding at December 31, 2012	300,658	17.48
Granted	—	—
Exercised	(16,553)	12.10
Forfeited or expired	(89,623)	22.07
Outstanding at December 31, 2013	194,482	15.82
Granted (1)	90,248	10.72
Exercised	(84,189)	10.86
Forfeited or expired	(44,134)	22.76
Outstanding at December 31, 2014	156,407	$13.59	2.63	$647
Vested and expected to vest at December 31, 2014	156,407	$13.59	2.63	$647
Exercisable at December 31, 2014	156,407	$13.59	2.63	$647

(1)
Options granted during the year ended December 31, 2014 represent the stock options issued in conjunction with the Washington Banking Merger. See "Note 2. Business Combinations" for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the years ended December 31, 2014, 2013 and 2012 the Company recognized compensation expense related to restricted and unrestricted stock awards of $1.4 million, $1.2 million and $1.2 million, respectively, and related tax benefits of $489,000, $428,000 and $415,000, respectively. As of December 31, 2014, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $2.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.32 years. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $1.2 million and $842,000, respectively.

The following tables summarize the restricted and unrestricted stock award activity for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	164,880	$16.29
Granted	91,738	14.02
Vested	(61,445)	17.41
Forfeited	(5,503)	15.21
Nonvested at December 31, 2012	189,670	14.86
Granted	103,195	14.31
Vested	(86,819)	15.55
Forfeited	(3,107)	14.89
Nonvested at December 31, 2013	202,939	14.29
Granted	130,548	16.03
Vested	(85,373)	14.37
Forfeited	(9,445)	14.67
Nonvested at December 31, 2014	238,669	$15.20

(22)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current tax expense	$9,992	$4,344	$5,916
Deferred tax (benefit) expense	(3,087)	326	185
(Decrease) increase in valuation allowance	—	(77)	77
Income tax expense	$6,905	$4,593	$6,178

A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax expense at Federal statutory rate	$9,772	$4,959	$6,804
Tax-exempt instruments	(1,598)	(858)	(649)
Non-deductible acquisition costs	373	469	—
Federal tax credits (1)	(812)	—	—
Effects of BOLI	(159)	(25)	(28)
Tax position resolution (2)	(728)	—	—
Valuation allowance	—	(77)	77
Other, net	57	125	(26)
Income tax expense	$6,905	$4,593	$6,178

(1)
Federal tax credits are provided for under the New Market Tax Credit program. A subsidiary of Heritage Bank was awarded an allocation of New Market Tax Credit investments consisting of three tranches totaling $25.0 million. Gross tax credits related to these tranches totaling $9.8 million are available through 2020. The subsidiary is required to fund 85 percent of a tranche to claim the entire tax credit, and it has until May 15, 2015 to complete the funding. Tax benefits related to these credits were recognized for financial reporting purposes in the same period that the credits were recognized in the Company's income tax returns. The Company has analyzed the three tranches and believes that it is more likely than not that all tranches will be funded to 85 percent by May 15, 2015. The Company believes that these tax credits will be realized and therefore has reflected the impact of these credits in its estimated annual effective tax rate for 2014.

(2)
Washington Banking Company had recorded a liability for certain tax positions prior to the merger effective date, which the Company assumed as part of the Washington Banking Merger. These tax positions were resolved as of December 31, 2014, resulting in a decrease of the Company's income tax expense for the year ended December 31, 2014.

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,460	$7,003
Accrued compensation	1,382	821
Stock compensation	818	524
Capital loss carryforward	30	95
Unrealized losses charged to earnings on other than temporarily impaired investment securities	338	622
Net unrealized losses charged to other comprehensive income on securities	—	626
Goodwill and other intangible assets	—	2,107
Market discount on purchased loans	17,949	6,767
Foregone interest on nonaccrual loans	2,337	1,026
Net operating loss carryforward acquired from NCB	553	588
Difference in amounts reflected in financial statements and income tax basis of certain liabilities assumed in business combinations	3,492	—
Other deferred tax assets	1,394	705
Total deferred tax assets	33,753	20,884
Deferred tax liabilities:
Deferred loan fees, net	(1,982)	(867)
Premises and equipment	(1,937)	(1,520)
FHLB stock	(2,768)	(1,039)
Net unrealized gains charged to other comprehensive income on securities	(1,832)	—
Indemnification asset	(392)	(1,539)
Goodwill and other intangible assets	(1,560)	—
Federal tax credits	(439)	—
Junior subordinated debentures	(2,349)	—
Other deferred tax liabilities	(730)	(248)
Total deferred tax liabilities	(13,989)	(5,213)
Deferred income tax asset, net	$19,764	$15,671
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences at December 31, 2014.

The Company had a net operating loss carryforward of $1.6 million and $1.7 million at December 31, 2014 and 2013, respectively, that will expire in 2033. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. The Company also had $85,000 and $270,000 of federal capital loss carryforwards as of December 31, 2014 and 2013, respectively, which will expire in 2018. A tax planning strategy has been developed that will enable the Company to deduct all of the net operating loss and capital loss carryforwards prior to their respective expirations. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2014. During the year ended December 31, 2013, management reversed the valuation allowance that was established in the prior year resulting in no valuation allowance at December 31, 2013.
As of December 31, 2014 and December 31, 2013, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2014, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2014, 2013, 2012 and 2011.

(23)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
Pursuant to minimum capital requirements of the FDIC, Heritage Bank is required to maintain a leverage ratio (Tier 1 capital to average assets ratio) of 4.0% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4.0% and 8.0%, respectively. As of December 31, 2014 and December 31, 2013, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,881	4.0%	N/A	N/A	$340,292	10.2%
Tier 1 capital to risk-weighted assets	97,620	4.0	N/A	N/A	340,292	13.9
Total capital to risk-weighted assets	195,240	8.0	N/A	N/A	368,198	15.1
Heritage Bank
Tier 1 leverage capital to average assets	132,853	4.0	166,066	5.0	332,147	10.0
Tier 1 capital to risk-weighted assets	97,585	4.0	146,378	6.0	332,147	13.6
Total capital to risk-weighted assets	195,171	8.0	243,964	10.0	360,053	14.8
As of December 31, 2013:
The Company consolidated
Tier 1 leverage capital to average assets	$65,847	4.0%	N/A	N/A	$185,951	11.3%
Tier 1 capital to risk-weighted assets	47,853	4.0	N/A	N/A	185,951	15.5
Total capital to risk-weighted assets	95,706	8.0	N/A	N/A	201,076	16.8
Heritage Bank
Tier 1 leverage capital to average assets	65,831	4.0	82,288	5.0	182,543	11.1
Tier 1 capital to risk-weighted assets	47,807	4.0	71,710	6.0	182,543	15.3
Total capital to risk-weighted assets	95,613	8.0	119,517	10.0	197,656	16.5
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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.
The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

(24)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2014	December 31, 2013
	(In thousands)
ASSETS
Cash and interest earning deposits	$8,835	$2,645
Investment in subsidiary bank	465,442	212,354
Other assets	863	1,041
	$475,140	$216,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$19,082	$—
Other liabilities	1,552	278
Total stockholders’ equity	454,506	215,762
	$475,140	$216,040

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income:
Interest earning deposits and other assets	$17	$22	$44
ESOP loan	—	—	8
Total interest income	17	22	52
Interest expense:
Junior subordinated debentures	458	—	—
Total interest expense	458	—	—
Net interest (expense) income	(441)	22	52
Noninterest income:
Dividends from subsidiary banks	66,300	26,000	14,100
Equity in (excess distributed) undistributed income of subsidiary banks	(40,737)	(13,001)	962
Other income	3	—	—
Total noninterest income	25,566	12,999	15,062
Noninterest expense:
Professional services	2,943	1,718	—
Other expense	3,109	2,905	2,766
Total noninterest expense	6,052	4,623	2,766
Income before income taxes	19,073	8,398	12,348
Income tax benefit	(1,941)	(1,177)	(913)
Net income	$21,014	$9,575	$13,261

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$21,014	$9,575	$13,261
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess distributed (undistributed) income of subsidiary bank	40,737	13,001	(962)
Tax (benefit) provision realized from stock options exercised, share-based payment and dividends on unallocated ESOP shares	(112)	13	93
Recognition of compensation related to ESOP shares and share based payment	1,395	1,223	1,185
Stock option compensation expense	20	71	106
Net change in other assets and liabilities	811	(489)	7
Net cash provided by operating activities	63,865	23,394	13,690
Cash flows from investing activities:
ESOP loan principal repayments	—	—	161
Investment in subsidiary	(43,215)	(21,666)	—
Net cash (used in) provided by investing activities	(43,215)	(21,666)	161
Cash flows from financing activities:
Common stock cash dividends paid	(12,892)	(6,672)	(12,155)
Proceeds from exercise of stock options	921	176	129
Tax benefit (provision) realized from stock options exercised, share-based payment and dividends on unallocated ESOP shares	112	(13)	(93)
Repurchase of common stock	(2,601)	(8,825)	(6,023)
Net cash used in financing activities	(14,460)	(15,334)	(18,142)
Net increase (decrease) in cash and cash equivalents	6,190	(13,606)	(4,291)
Cash and cash equivalents at beginning of year	2,645	16,251	20,542
Cash and cash equivalents at end of year	$8,835	$2,645	$16,251

(25)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,613	$30,023	$35,031	$38,439
Interest expense	872	1,426	1,724	1,659
Net interest income	16,741	28,597	33,307	36,780
Provision for loan losses	458	691	594	2,851
Net interest income after provision for loan losses	16,283	27,906	32,713	33,929
Noninterest income	2,307	4,780	5,483	3,897
Noninterest expense	14,779	26,994	28,363	29,243
Income before provision for income taxes	3,811	5,692	9,833	8,583
Income tax expense	1,268	1,544	2,765	1,328
Net income	$2,543	$4,148	$7,068	$7,255
Basic earnings per common share	$0.16	$0.16	$0.23	$0.24
Diluted earnings per common share	0.16	0.16	0.23	0.24
Cash dividends declared on common stock	0.16	—	0.09	0.25

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,484	$16,859	$18,533	$18,552
Interest expense	946	919	952	907
Net interest income	16,538	15,940	17,581	17,645
Provision for loan losses	858	1,308	1,078	428
Net interest income after provision for loan losses	15,680	14,632	16,503	17,217
Noninterest income	2,282	2,357	2,582	2,430
Noninterest expense	13,719	13,007	14,285	18,504
Income before provision for income taxes	4,243	3,982	4,800	1,143
Income tax expense	1,358	1,292	1,510	433
Net income	$2,885	$2,690	$3,290	$710
Basic earnings per common share	$0.19	$0.18	$0.20	$0.04
Diluted earnings per common share	0.19	0.18	0.20	0.04
Cash dividends declared on common stock	0.08	0.08	0.18	0.08

(26)	Subsequent Event

Subsequent to December 31, 2014, the Company sold the legacy Heritage Bank merchant card portfolio. The noninterest income related to this portfolio was recorded in the Company's Consolidated Statements of Income in Merchant Visa income, net. The total consideration of the sale was $2.2 million and will be recognized in noninterest income in the first quarter of 2015. Of this amount, $1.65 million was received by the Company at time of sale and $550,000 is held in escrow and is contingent on the performance of the portfolio in 2015. If certain performance thresholds are met, the payment will range between $440,000 and $550,000. If the thresholds are not met, no contingent payment will be made. The contingent payment is to be paid on or before December 31, 2015. This sale will impact future noninterest income.