Form 10-Q
period 2015-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2015-05-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 27, 2015 there were 30,243,417 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
March 31, 2015

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares and Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down assets, or change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Wall Street Reform and Consumer Protection Act and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2015 and December 31, 2014
(Dollars in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash on hand and in banks	$60,205	$74,028
Interest earning deposits	19,859	47,608
Cash and cash equivalents	80,064	121,636
Other interest earning deposits	9,364	10,126
Investment securities available for sale, at fair value	747,299	742,846
Investment securities held to maturity (fair value of $36,633 and $36,874, respectively)	35,425	35,814
Loans held for sale	8,742	5,582
Noncovered loans receivable, net	2,170,693	2,124,877
Allowance for loan losses on noncovered loans	(22,317)	(22,153)
Noncovered loans receivable, net of allowance for loan losses	2,148,376	2,102,724
Covered loans receivable, net	117,621	126,200
Allowance for loan losses on covered loans	(5,499)	(5,576)
Covered loans receivable, net of allowance for loan losses	112,122	120,624
Total loans receivable, net	2,260,498	2,223,348
FDIC indemnification asset	692	1,116
Other real estate owned ($2,772 and $1,177 covered by FDIC shared-loss agreements, respectively)	4,094	3,355
Premises and equipment, net	64,547	64,938
Federal Home Loan Bank stock, at cost	12,022	12,188
Bank owned life insurance	35,346	35,176
Accrued interest receivable	10,132	9,836
Prepaid expenses and other assets	61,733	61,871
Other intangible assets, net	10,362	10,889
Goodwill	119,029	119,029
Total assets	$3,459,349	$3,457,750
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$2,912,458	$2,906,331
Federal Home Loan Bank advances	7,420	—
Junior subordinated debentures	19,205	19,082
Securities sold under agreement to repurchase	23,177	32,181
Accrued expenses and other liabilities	34,563	45,650
Total liabilities	2,996,823	3,003,244
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value, 50,000,000 shares authorized; 30,238,591 and 30,259,838 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	363,202	364,741
Retained earnings	93,140	86,387
Accumulated other comprehensive income, net	6,184	3,378
Total stockholders’ equity	462,526	454,506
Total liabilities and stockholders’ equity	$3,459,349	$3,457,750
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Interest and fees on loans	$30,481	$16,451
Taxable interest on investment securities	2,684	639
Nontaxable interest on investment securities	1,033	436
Interest and dividends on other interest earning assets	51	87
Total interest income	34,249	17,613
INTEREST EXPENSE:
Deposits	1,318	854
Junior subordinated debentures	239	—
Other borrowings	18	18
Total interest expense	1,575	872
Net interest income	32,674	16,741
Provision for loan losses on noncovered loans	1,285	(21)
Provision for loan losses on covered loans	(77)	479
Total provision for loan losses	1,208	458
Net interest income after provision for loan losses	31,466	16,283
NONINTEREST INCOME:
Service charges and other fees	3,295	1,398
Merchant Visa income, net	198	245
Change in FDIC indemnification asset	(193)	(37)
Gain on sale of investment securities, net	544	180
Gain on sale of loans, net	1,135	—
Other income	3,366	521
Total noninterest income	8,345	2,307
NONINTEREST EXPENSE:
Compensation and employee benefits	14,225	8,011
Occupancy and equipment	3,691	2,617
Data processing	1,627	996
Marketing	633	505
Professional services	805	830
State and local taxes	620	249
Impairment loss on investment securities, net	—	8
Federal deposit insurance premium	516	252
Other real estate owned, net	658	52
Amortization of intangible assets	527	156
Other expense	2,736	1,103
Total noninterest expense	26,038	14,779
Income before income taxes	13,773	3,811
Income tax expense	3,994	1,268
Net income	$9,779	$2,543
Basic earnings per common share	$0.32	$0.16
Diluted earnings per common share	$0.32	$0.16
Dividends declared per common share	$0.10	$0.16
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$9,779	$2,543
Change in fair value of securities available for sale, net of tax of $1,705 and $319, respectively	3,152	593
Reclassification adjustment of net gain from sale of available for sale securities included in income, net of tax of $(190) and $(63), respectively	(354)	(117)
Accretion of other-than-temporary impairment on securities held to maturity, net of tax of $4 and $8, respectively	8	15
Other comprehensive income	2,806	491
Comprehensive income	$12,585	$3,034
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stock- holders’ equity
Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	5	—	—	—	—
Stock option compensation expense	—	15	—	—	15
Exercise of stock options (including excess tax benefits from nonqualified stock options)	4	57	—	—	57
Restricted stock compensation expense	—	276	—	—	276
Excess tax benefits from restricted stock	—	32	—	—	32
Common stock repurchased	(9)	(165)	—	—	(165)
Net income	—	—	2,543	—	2,543
Other comprehensive income, net of tax	—	—	—	491	491
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,594)	—	(2,594)
Balance at March 31, 2014	16,211	$138,874	$78,214	$(671)	$216,417

Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	89	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	37	461	—	—	461
Restricted stock compensation expense	—	348	—	—	348
Excess tax benefits from restricted stock	—	26	—	—	26
Common stock repurchased	(147)	(2,374)	—	—	(2,374)
Net income	—	—	9,779	—	9,779
Other comprehensive income, net of tax	—	—	—	2,806	2,806
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,026)	—	(3,026)
Balance at March 31, 2015	30,239	$363,202	$93,140	$6,184	$462,526
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,779	$2,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,392	2,666
Changes in net deferred loan fees, net of amortization	(630)	(48)
Provision for loan losses	1,208	458
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(10,948)	(751)
Restricted and unrestricted stock compensation expense	348	276
Stock option compensation expense	—	15
Excess tax benefits from stock options and restricted and unrestricted stock	(41)	(32)
Amortization of intangible assets	527	156
Gain on sale of investment securities, net	(544)	(180)
Impairment loss on investment of securities, net	—	8
Origination of loans held for sale	(29,150)	—
Gain on sale of loans, net	(1,135)	—
Proceeds from sale of loans held for sale	27,125	—
Earnings on bank owned life insurance	(170)	(25)
Valuation adjustment on other real estate owned	330	—
Loss (gain) on sale of other real estate owned, net	70	(27)
Loss on sale or write-off of furniture, equipment and leasehold improvements	—	421
Net cash provided by operating activities	161	5,480
Cash flows from investing activities:
Loans originated, net of principal payments	(39,456)	(5,180)
Maturities of other interest earning deposits	747	497
Maturities of investment securities available for sale	28,899	7,343
Maturities of investment securities held to maturity	314	241
Purchase of investment securities available for sale	(55,728)	(24,443)
Purchase of investment securities held to maturity	—	(3,294)
Purchase of premises and equipment	(545)	(584)
Proceeds from sales of other real estate owned	589	520
Proceeds from sales of investment securities available for sale	23,887	40,318
Proceeds from redemption of FHLB stock	166	75
Investment in low-income housing tax credit partnership	(236)	—
Net cash (used in) provided by investing activities	(41,363)	15,493

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	6,127	5,025
Net increase in Federal Home Loan Bank advances	7,420	—
Common stock cash dividends paid	(3,026)	(1,297)
Net decrease in securities sold under agreement to repurchase	(9,004)	(630)
Proceeds from exercise of stock options	446	57
Excess tax benefits from stock options and restricted and unrestricted stock	41	32
Repurchase of common stock	(2,374)	(165)
Net cash (used in) provided by financing activities	(370)	3,022
Net (decrease) increase in cash and cash equivalents	(41,572)	23,995
Cash and cash equivalents at beginning of period	121,636	130,400
Cash and cash equivalents at end of period	$80,064	$154,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,720	$887
Cash paid for income taxes	8,256	7

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$1,728	$218
Cash dividends declared but not paid	—	1,297
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its sixty-six branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with an into Heritage and Whidbey merged with an into Heritage Bank and is referred to herein as the "Washington Banking Merger".
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior periods' net income or stockholders’ equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2014 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2014 Annual Form 10-K.
(d) Recently Issued Accounting Pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU" or "Update") 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

•	Remove inconsistencies and weaknesses in revenue requirements.

•	Provide a more robust framework for addressing revenue issues.

•	Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

•	Provide more useful information to users of financial statements through improved disclosure requirements.

•	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.
The Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.
FASB ASU 2014-11, Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements, such as secured borrowings. The guidance eliminates sale accounting and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The Update requires new and expanded disclosures that are effective for interim or annual reporting periods beginning after December 15, 2014, with certain requirements applicable for periods beginning after March 31, 2015. The adoption of this Update did not have a material impact on the Company's Condensed Consolidated Financial Statements.

(2)	Investment Securities
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
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$22,377	$142	$—	$22,519
Municipal securities	182,056	3,931	(156)	185,831
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	524,832	6,773	(899)	530,706
Corporate obligations	6,264	5	(10)	6,259
Mutual funds and other equities	1,956	28	—	1,984
Total	$737,485	$10,879	$(1,065)	$747,299

	Securities Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$21,414	$44	$(31)	$21,427
Municipal securities	170,082	3,139	(184)	173,037
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	539,859	4,015	(1,475)	542,399
Corporate obligations	4,034	—	(24)	4,010
Mutual funds and other equities	1,956	17	—	1,973
Total	$737,345	$7,215	$(1,714)	$742,846

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	March 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,586	$183	$—	$1,769
Municipal securities	22,331	643	(12)	22,962
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,665	449	(48)	11,066
Private residential collateralized mortgage obligations	843	80	(87)	836
Total	$35,425	$1,355	$(147)	$36,633

	Securities Held to Maturity
	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	$167	$—	$1,758
Municipal securities	22,486	643	(11)	23,118
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	364	(74)	11,156
Private residential collateralized mortgage obligations	871	75	(104)	842
Total	$35,814	$1,249	$(189)	$36,874
There were no securities classified as trading at March 31, 2015 or December 31, 2014.
The amortized cost and fair value of securities at March 31, 2015, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$5,127	$5,144	$2,880	$2,889
Due after one year through three years	34,103	34,347	4,240	4,280
Due after three years through five years	33,231	33,647	6,571	6,899
Due after five years through ten years	159,099	161,551	17,277	18,086
Due after ten years	503,969	510,626	4,457	4,479
Investment securities with no stated maturities	1,956	1,984	—	—
Total	$737,485	$747,299	$35,425	$36,633

(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of March 31, 2015 and December 31, 2014 were as follows:

	Securities Available for Sale
	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$23,537	$(156)	$—	$—	$23,537	$(156)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	110,318	(899)	—	—	110,318	(899)
Corporate obligations	4,023	(10)	—	—	4,023	(10)
Total	$137,878	$(1,065)	$—	$—	$137,878	$(1,065)

	Securities Available for Sale
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,567	$(31)	$—	$—	$3,567	$(31)
Municipal securities	25,176	(184)	—	—	25,176	(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	182,970	(1,475)	—	—	182,970	(1,475)
Corporate obligations	2,119	(24)	—	—	2,119	(24)
Total	$213,832	$(1,714)	$—	$—	$213,832	$(1,714)

Held to maturity investment securities with unrecognized losses as of March 31, 2015 and December 31, 2014 were as follows:

	Securities Held to Maturity
	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$1,554	$(12)	$—	$—	$1,554	$(12)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,556	(48)	—	—	2,556	(48)
Private residential collateralized mortgage obligations	554	(87)	—	—	554	(87)
Total	$4,664	$(147)	$—	$—	$4,664	$(147)

	Securities Held to Maturity
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$2,196	$(11)	$—	$—	$2,196	$(11)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,553	(74)	—	—	2,553	(74)
Private residential collateralized mortgage obligations	558	(104)	—	—	558	(104)
Total	$5,307	$(189)	$—	$—	$5,307	$(189)
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
To analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The Company did not use any impairment assumptions as of March 31, 2015 as the unrealized losses were insignificant. The average prepayment rate and average discount rate used in the valuation of the present value as of March 31, 2014 were 6.0% and 6.7%, respectively.

For the three months ended March 31, 2015, there were no private residential collateralized mortgage obligations determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the three months ended March 31, 2015 in earnings or other comprehensive income. In comparison, for the three months ended March 31, 2014, there were two private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the three months ended March 31, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings.
The following table summarizes activity for the three months ended March 31, 2015 and 2014 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other-Than-Temporary Impairments	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	8	—	8
March 31, 2014	$2,611	$1,152	$1,459

December 31, 2014	$2,648	$1,152	$1,496
Subsequent impairments	—	—	—
March 31, 2015	$2,648	$1,152	$1,496

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$159,797	$163,456	$150,507	$153,785
Federal Reserve Bank of San Francisco and FHLB to secure borrowing arrangements	516	517	4,430	4,460
Repurchase agreements	41,729	42,723	43,676	44,457
Other securities pledged	14,789	14,902	14,828	14,922
Total	$216,831	$221,598	$213,441	$217,624

At March 31, 2015 and December 31, 2014, the total carrying value of pledged securities was $220.4 million and $216.7 million, respectively.

(3)	Noncovered Loans Receivable
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
Loans acquired in a business combination may be further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased credit impaired” ("PCI") loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and are referred to as "non-PCI" loans.
(a) Loan Origination/Risk Management

The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans to which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
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
Noncovered loans receivable at March 31, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$559,363	$551,343
Owner-occupied commercial real estate	558,198	535,742
Non-owner occupied commercial real estate	631,627	616,757
Total commercial business	1,749,188	1,703,842
One-to-four family residential	63,944	63,540
Real estate construction and land development:
One-to-four family residential	42,993	46,749
Five or more family residential and commercial properties	57,898	61,360
Total real estate construction and land development	100,891	108,109
Consumer	256,977	250,323
Gross noncovered loans receivable	2,171,000	2,125,814
Net deferred loan fees	(307)	(937)
Noncovered loans receivable, net	2,170,693	2,124,877
Allowance for loan losses	(22,317)	(22,153)
Noncovered loans receivable, net of allowance for loan losses	$2,148,376	$2,102,724
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas have been concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger has allowed the expansion of the market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at March 31, 2015) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of March 31, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

Numerical loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. Prior to November 2014, one-to-four family residential loans and consumer loans (“non-commercial loans”) were not numerically graded at origination date as these loans were determined to be “pass graded” loans. A numeric grade was assigned to these non-commercial loans if subsequent to origination, the credit department evaluated the credit and determined it necessary to classify the loan. Subsequent to November 2014, the non-commercial loans were designated a loan grade “4” at origination date to reflect a "pass grade". The Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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
The following tables present the balance of the noncovered loans receivable by credit quality indicator as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$526,439	$12,784	$19,826	$314	$559,363
Owner-occupied commercial real estate	526,401	18,660	13,137	—	558,198
Non-owner occupied commercial real estate	600,563	16,297	14,767	—	631,627
Total commercial business	1,653,403	47,741	47,730	314	1,749,188
One-to-four family residential	61,534	313	2,097	—	63,944
Real estate construction and land development:
One-to-four family residential	32,778	3,355	6,860	—	42,993
Five or more family residential and commercial properties	54,011	—	3,887	—	57,898
Total real estate construction and land development	86,789	3,355	10,747	—	100,891
Consumer	249,831	—	7,146	—	256,977
Gross noncovered loans	$2,051,557	$51,409	$67,720	$314	$2,171,000

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$509,483	$14,487	$27,049	$324	$551,343
Owner-occupied commercial real estate	496,234	22,946	16,562	—	535,742
Non-owner occupied commercial real estate	584,262	17,643	14,852	—	616,757
Total commercial business	1,589,979	55,076	58,463	324	1,703,842
One-to-four family residential	61,185	315	2,040	—	63,540
Real estate construction and land development:
One-to-four family residential	34,356	3,977	8,416	—	46,749
Five or more family residential and commercial properties	57,025	—	4,335	—	61,360
Total real estate construction and land development	91,381	3,977	12,751	—	108,109
Consumer	242,836	—	7,487	—	250,323
Gross noncovered loans	$1,985,381	$59,368	$80,741	$324	$2,125,814

Noncovered potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Noncovered potential problem loans also include

PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Noncovered potential problem loans as of March 31, 2015 and December 31, 2014 were $100.4 million and $117.3 million, respectively. The balance of noncovered potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $576,000 and $2.0 million as of March 31, 2015 and December 31, 2014, respectively.
(d) Nonaccrual Loans
Nonaccrual noncovered loans, segregated by segments and classes of loans, were as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$3,852	$3,463
Owner-occupied commercial real estate	1,066	1,163
Non-owner occupied commercial real estate	—	93
Total commercial business	4,918	4,719
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	2,513	2,652
Total real estate construction and land development	2,513	2,652
Consumer	21	139
Gross nonaccrual noncovered loans	$7,452	$7,510
The Company had $1.7 million and $1.6 million of nonaccrual noncovered loans guaranteed by governmental agencies at March 31, 2015 and December 31, 2014, respectively.
PCI noncovered loans are not included in the nonaccrual loan table above because these loans are accounted for under ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.

The balances of past due noncovered loans, segregated by segments and classes of loans, as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,081	$2,770	$3,851	$555,512	$559,363	$—
Owner-occupied commercial real estate	2,063	333	2,396	555,802	558,198	—
Non-owner occupied commercial real estate	5,167	—	5,167	626,460	631,627	—
Total commercial business	8,311	3,103	11,414	1,737,774	1,749,188	—
One-to-four family residential	391	—	391	63,553	63,944	—
Real estate construction and land development:
One-to-four family residential	760	1,964	2,724	40,269	42,993	—
Five or more family residential and commercial properties	—	—	—	57,898	57,898	—
Total real estate construction and land development	760	1,964	2,724	98,167	100,891	—
Consumer	2,181	—	2,181	254,796	256,977	—
Gross noncovered loans	$11,643	$5,067	$16,710	$2,154,290	$2,171,000	$—
(1) Excludes PCI loans.

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,503	$1,962	$4,465	$546,878	$551,343	$—
Owner-occupied commercial real estate	1,038	100	1,138	534,604	535,742	—
Non-owner occupied commercial real estate	113	75	188	616,569	616,757	—
Total commercial business	3,654	2,137	5,791	1,698,051	1,703,842	—
One-to-four family residential	200	—	200	63,340	63,540	—
Real estate construction and land development:
One-to-four family residential	62	2,135	2,197	44,552	46,749	—
Five or more family residential and commercial properties	—	376	376	60,984	61,360	—
Total real estate construction and land development	62	2,511	2,573	105,536	108,109	—
Consumer	2,413	125	2,538	247,785	250,323	—
Gross noncovered loans	$6,329	$4,773	$11,102	$2,114,712	$2,125,814	$—
(1) Excludes PCI loans.

(f) Impaired loans

Impaired noncovered loans includes nonaccrual noncovered loans and performing troubled debt restructured noncovered loans ("TDRs") and excludes certain performing troubled debt restructured noncovered loans classified as PCI as these loans are recorded at the recorded investment balance and may not have further impairment. The balance of impaired noncovered loans as of March 31, 2015 and December 31, 2014 are set forth in the following tables.

	March 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,129	$6,199	$8,328	$9,341	$797
Owner-occupied commercial real estate	—	2,339	2,339	2,669	629
Non-owner occupied commercial real estate	2,441	4,660	7,101	7,093	783
Total commercial business	4,570	13,198	17,768	19,103	2,209
One-to-four family residential	—	244	244	244	75
Real estate construction and land development:
One-to-four family residential	2,589	994	3,583	4,152	152
Five or more family residential and commercial properties	—	2,032	2,032	2,032	204
Total real estate construction and land development	2,589	3,026	5,615	6,184	356
Consumer	—	125	125	127	22
Total	$7,159	$16,593	$23,752	$25,658	$2,662

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,134	$7,906	$9,040	$9,349	$1,325
Owner-occupied commercial real estate	360	2,421	2,781	2,781	684
Non-owner occupied commercial real estate	2,459	4,846	7,305	7,279	465
Total commercial business	3,953	15,173	19,126	19,409	2,474
One-to-four family residential	—	245	245	245	75
Real estate construction and land development:
One-to-four family residential	2,307	2,217	4,524	4,964	396
Five or more family residential and commercial properties	—	2,056	2,056	2,056	234
Total real estate construction and land development	2,307	4,273	6,580	7,020	630
Consumer	33	172	205	208	56
Total	$6,293	$19,863	$26,156	$26,882	$3,235

The Company had governmental guarantees of $2.2 million and $2.4 million related to the impaired noncovered loan balances at March 31, 2015 and December 31, 2014, respectively.
The average recorded investment of impaired noncovered loans for the three months ended March 31, 2015 and 2014 are set forth in the following table.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$8,684	$14,935
Owner-occupied commercial real estate	2,560	3,189
Non-owner occupied commercial real estate	7,203	7,396
Total commercial business	18,447	25,520
One-to-four family residential	244	380
Real estate construction and land development:
One-to-four family residential	4,053	5,591
Five or more family residential and commercial properties	2,044	2,265
Total real estate construction and land development	6,097	7,856
Consumer	166	889
Total	$24,954	$34,645
For the three months ended March 31, 2015 and 2014, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2015 and 2014, the Bank recorded $196,000 and $247,000, respectively, of interest income related to performing TDR noncovered loans.
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
The majority of the Bank’s TDR noncovered loans are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDRs, the noncovered loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on noncovered TDRs using the same guidance as used for other noncovered impaired loans.
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR noncovered loans as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR noncovered loans	$16,736	$5,325	$18,764	$5,010
Allowance for loan losses on TDR noncovered loans	1,989	497	1,908	1,033

The unfunded commitment to borrowers related to noncovered TDRs was $1.0 million and $1.8 million at March 31, 2015 and December 31, 2014, respectively.
Noncovered loans that were modified as TDRs during the three months ended March 31, 2015 and 2014 are set forth in the following table:

	Three Months Ended March 31,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$1,069	9	$2,213
Owner-occupied commercial real estate	—	—	1	351
Total commercial business	8	1,069	10	2,564
Real estate construction and land development:
One-to-four family residential	4	2,520	1	190
Total real estate construction and land development	4	2,520	1	190
Consumer	1	39	3	222
Total TDR noncovered loans	13	$3,628	14	$2,976

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended March 31, 2015 or 2014.

Of the 13 noncovered loans modified during the three months ended March 31, 2015, six loans with a total outstanding principal balance of $925,000 had no prior modifications. Of the 14 noncovered loans modified during the three months ended March 31, 2014, four loans with a total outstanding principal balance of $761,000 had no prior modifications. The remaining noncovered loans included in the tables above for the three months ended March 31, 2015 and 2014 were previously reported as noncovered TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a noncovered TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a noncovered TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at March 31, 2015 for noncovered loans that were modified as TDRs during the three months ended March 31, 2015 was $286,000.
The noncovered loans modified during the previous twelve months ended March 31, 2015 and 2014 that subsequently defaulted during the three months ended March 31, 2015 and 2014 are included in the following table:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$77	3	$799
Non-owner occupied commercial real estate	—	—	1	3
Total commercial business	1	77	4	802
Real estate construction and land development:
One-to-four family residential	1	865	—	—
Total real estate construction and land development	1	865	—	—
Total	2	$942	4	$802
The one-to-four family residential real estate construction loan totaling $865,000 included in the above table defaulted during the three months ended March 31, 2015 because it was past its modified maturity date, and the borrower had not repaid the credit. The Bank does not intend to extend the maturity date. All other loans included in the table above for both periods defaulted as the loans were greater than 90 days past due. The Bank had a specific valuation allowance at March 31, 2015 related to the credits which defaulted during the three months ended March 31, 2015 of $8,000.

(h) Purchased Credit Impaired Loans
The Company acquired PCI noncovered loans in the Washington Banking Merger and in previously completed acquisitions which are accounted for under FASB ASC 310-30. These previous acquisitions include the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively. In addition, the Company completed the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and Valley Community Bancshares, Inc. ("Valley") on July 15, 2013.
The following table reflects the outstanding principal balance and recorded investment at March 31, 2015 and December 31, 2014 of the PCI noncovered loans:

	March 31, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$20,400	$17,162	$22,144	$18,040
Owner-occupied commercial real estate	15,980	14,448	18,165	16,208
Non-owner occupied commercial real estate	12,482	11,043	12,684	11,185
Total commercial business	48,862	42,653	52,993	45,433
One-to-four family residential	2,250	2,229	2,269	2,235
Real estate construction and land development:
One-to-four family residential	8,123	3,816	8,456	4,223
Five or more family residential and commercial properties	2,272	2,492	2,721	2,963
Total real estate construction and land development	10,395	6,308	11,177	7,186
Consumer	5,574	6,680	5,983	7,055
Gross PCI noncovered loans	$67,081	$57,870	$72,422	$61,909

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI noncovered loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI noncovered loans.
The following table summarizes the accretable yield on the PCI noncovered loans resulting from the Pierce, NCB, Valley and Washington Banking acquisitions for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$12,572	$7,714
Accretion	(1,012)	(828)
Disposal and other	(284)	(633)
Change in accretable yield	2,739	836
Balance at the end of the period	$14,015	$7,089

(4)	Covered Loans Receivable
The Company acquired loans through FDIC-assisted transactions which are covered by FDIC shared-loss agreements. These loans are referred to as "covered loans." Covered loans were acquired in the Cowlitz acquisition in July 2010 and in the Washington Banking Merger in May 2014. Included in the covered loans acquired from Washington Banking were loans Washington Banking had acquired from City Bank in April 2010 and North County Bank in September 2010. As part of the Washington Banking Merger, the shared-loss agreements with these acquisitions were transferred to Heritage Bank.
Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality and are identified as PCI loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and are referred to as "non-PCI" loans.
Disclosures related to the Company’s recorded investment in covered loans receivable generally exclude accrued interest receivable because it is insignificant.

(a) Risk Management
The Company categorizes covered loans in the same four segments as the noncovered portfolio: commercial business, real estate construction and land development, one-to-four family residential and consumer.
The recorded investment of covered loans receivable at March 31, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$19,389	$19,110
Owner-occupied commercial real estate	55,389	59,244
Non-owner occupied commercial real estate	23,279	26,879
Total commercial business	98,057	105,233
One-to-four family residential	5,775	5,990
Real estate construction and land development:
One-to-four family residential	2,338	2,446
Five or more family residential and commercial properties	3,152	3,560
Total real estate construction and land development	5,490	6,006
Consumer	8,299	8,971
Gross covered loans receivable	117,621	126,200
Allowance for loan losses	(5,499)	(5,576)
Covered loans receivable, net	$112,122	$120,624
At March 31, 2015 and December 31, 2014, the recorded investment balance of loans which are no longer covered under the FDIC shared-loss agreements, but are included in the covered loan table above as they are included in the loan pool established at the time of acquisition, was $1.2 million and $872,000, respectively.
(b) Credit Quality Indicators
The following tables present the recorded invested balance of the covered loans receivable by credit quality indicator as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$12,254	$105	$4,850	$2,180	$19,389
Owner-occupied commercial real estate	39,628	3,983	11,529	249	55,389
Non-owner occupied commercial real estate	8,427	36	13,691	1,125	23,279
Total commercial business	60,309	4,124	30,070	3,554	98,057
One-to-four family residential	5,432	—	343		5,775
Real estate construction and land development:
One-to-four family residential	2,075	—	263	—	2,338
Five or more family residential and commercial properties	1,534	—	1,618	—	3,152
Total real estate construction and land development	3,609	—	1,881	—	5,490
Consumer	6,369	—	1,930	—	8,299
Gross covered loans receivable	$75,719	$4,124	$34,224	$3,554	$117,621

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,297	$131	$5,442	$2,240	$19,110
Owner-occupied commercial real estate	40,357	4,957	13,583	347	59,244
Non-owner occupied commercial real estate	9,656	40	17,183	—	26,879
Total commercial business	61,310	5,128	36,208	2,587	105,233
One-to-four family residential	5,414	425	151	—	5,990
Real estate construction and land development:
One-to-four family residential	2,178	—	268	—	2,446
Five or more family residential and commercial properties	1,758	—	1,802	—	3,560
Total real estate construction and land development	3,936	—	2,070	—	6,006
Consumer	7,030	—	1,941	—	8,971
Gross covered loans receivable	$77,690	$5,553	$40,370	$2,587	$126,200

(c) Nonaccrual Loans
The recorded investment balance of nonaccrual covered loans, segregated by segments and classes of loans, were as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$2,180	$2,321
Owner -occupied commercial real estate	1,111	1,132
Non-owner-occupied commercial real estate	413	424
Total commercial business	3,704	3,877
One-to-four family residential	174	179
Consumer	6	6
Gross nonaccrual covered loans	$3,884	$4,062
PCI covered loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.

(d) Past Due Loans
The balances of past due covered loans, segregated by segments and classes of loans, as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$222	$2,803	$3,025	$16,364	$19,389	$—
Owner-occupied commercial real estate	353	570	923	54,466	55,389	—
Non-owner occupied commercial real estate	—	460	460	22,819	23,279	—
Total commercial business	575	3,833	4,408	93,649	98,057	—
One-to-four family residential	111	—	111	5,664	5,775	—
Real estate construction and land development:
One-to-four family residential	—	89	89	2,249	2,338	—
Five or more family residential and commercial properties	—	40	40	3,112	3,152	—
Total real estate construction and land development	—	129	129	5,361	5,490	—
Consumer	140	736	876	7,423	8,299	—
Gross covered loans receivable	$826	$4,698	$5,524	$112,097	$117,621	$—
(1) Excludes covered PCI loans.

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,262	$1,163	$3,425	$15,685	$19,110	$—
Owner-occupied commercial real estate	645	2,680	3,325	55,919	59,244	—
Non-owner occupied commercial real estate	1,713	456	2,169	24,710	26,879	—
Total commercial business	4,620	4,299	8,919	96,314	105,233	—
One-to-four family residential	112	—	112	5,878	5,990	—
Real estate construction and land development:
One-to-four family residential	178	90	268	2,178	2,446	—
Five or more family residential and commercial properties	—	220	220	3,340	3,560	—
Total real estate construction and land development	178	310	488	5,518	6,006	—
Consumer	263	727	990	7,981	8,971	—
Gross covered loans receivable	$5,173	$5,336	$10,509	$115,691	$126,200	$—
(1) Excludes covered PCI loans.

(e) Impaired Loans
A covered loan, not initially classified as PCI, generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. Impaired covered loans as of March 31, 2015 and December 31, 2014 are set forth in the following tables.

	March 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,180	$—	$2,180	$3,577	$—
Owner-occupied commercial real estate	—	1,419	1,419	1,452	302
Non-owner occupied commercial real estate	—	413	413	438	57
Total commercial business	2,180	1,832	4,012	5,467	359
Real estate construction and land development:
One-to-four family residential	—	174	174	180	48
Total real estate construction and land development	—	174	174	180	48
Consumer	—	6	6	8	2
Total	$2,180	$2,012	$4,192	$5,655	$409

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,240	$94	$2,334	$3,696	$9
Owner-occupied commercial real estate	—	1,132	1,132	1,156	295
Non-owner occupied commercial real estate	—	424	424	440	66
Total commercial business	2,240	1,650	3,890	5,292	370
Real estate construction and land development:
One-to-four family residential	—	179	179	182	51
Total real estate construction and land development	—	179	179	182	51
Consumer	—	6	6	8	2
Total	$2,240	$1,835	$4,075	$5,482	$423

The average recorded investment of impaired covered loans for the three months ended March 31, 2015 and 2014 are set forth in the following table.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$2,257	$3,706
Owner-occupied commercial real estate	1,276	214
Non-owner occupied commercial real estate	418	—
Total commercial business	3,951	3,920
One-to-four family residential	—	225
Real estate construction and land development:
One-to-four family residential	177	—
Total real estate construction and land development	177	—
Consumer	6	7
Total	$4,134	$4,152
For the three months ended March 31, 2015 and 2014, no interest income was recognized subsequent to a covered loan’s classification as nonaccrual. For the three months ended March 31, 2015 and 2014, the Bank recorded $3,000 and $48,000, respectively, of interest income related to performing TDR covered loans.

(f) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of performing and nonaccrual covered TDRs as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR covered loans	$10,419	$2,186	$10,289	$2,246
Allowance for loan losses on TDR covered loans	28	2	1	2
There were no unfunded commitments related to credits classified as covered TDRs at March 31, 2015 and December 31, 2014.
Covered loans that were modified as TDRs during the three months ended March 31, 2015 and 2014 are set forth in the following table:

	Three Months Ended March 31,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$126	1	$3,626
Owner-occupied commercial real estate	1	308	—	—
Total commercial business	2	434	1	3,626
Consumer	1	105	—	—
Total TDR covered loans	3	$539	1	$3,626

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

All covered loan modified as a TDRs during the three months ended March 31, 2015 and 2014 included in the table above were extensions of credits to borrowers with financial difficulties. At March 31, 2015, the loans modified during the three months ended March 31, 2015 had a specific valuation allowance of $28,000.
There was one commercial and industrial loan of $2.2 million at March 31, 2015 that was modified during the previous twelve months and subsequently defaulted during the three months ended March 31, 2015 as the borrower did not make specific curtailment payments. The defaulted loan had been written down to net realizable value at December 31, 2014 and no specific allowance for loan losses was recorded as of March 31, 2015. There were no covered loans modified during the previous twelve months ended March 31, 2014 that subsequently defaulted during the three months ended March 31, 2014.

(g) Purchased Credit Impaired Loans
The Company acquired covered loans which the Bank accounts for under FASB ASC 310-30 as they were identified as PCI loans at the time of acquisition.
The following table reflects the outstanding principal balance and recorded investment at March 31, 2015 and December 31, 2014 of the PCI covered loans:

	March 31, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$10,239	$7,891	$9,635	$7,134
Owner-occupied commercial real estate	19,782	17,946	23,071	20,666
Non-owner occupied commercial real estate	17,403	17,878	20,607	20,257
Total commercial business	47,424	43,715	53,313	48,057
One-to-four family residential	3,626	3,287	3,837	3,478
Real estate construction and land development:
One-to-four family residential	101	1,215	103	1,308
Five or more family residential and commercial properties	1,915	1,617	2,140	1,802
Total real estate construction and land development	2,016	2,832	2,243	3,110
Consumer	2,796	2,584	2,945	2,717
Gross PCI covered loans	$55,862	$52,418	$62,338	$57,362
The Bank has the option to modify PCI covered loans; however, modifying the loan may terminate the FDIC shared-loss coverage on those loans. At March 31, 2015 and December 31, 2014, the recorded investment balance of PCI covered loans which are no longer covered under the FDIC shared-loss agreements was $461,000 and $476,000, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

(h) Accretable Yield
The following table summarizes the accretable yield on the PCI covered loans resulting from the Cowlitz acquisition and Washington Banking Merger for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$8,520	$9,535
Accretion	(898)	(685)
Disposal and other	(354)	(43)
Change in accretable yield	1,042	256
Balance at the end of the period	$8,310	$9,063

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the noncovered loans’ allowance for loan losses during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$22,153	$22,657
Charge-offs	(1,435)	(63)
Recoveries of loans previously charged-off	314	247
Provision for loan losses	1,285	(21)
Balance at the end of the period	$22,317	$22,820
A summary of the changes in the covered loans’ allowance for loan losses during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$5,576	$6,167
Charge-offs	—	(79)
Provision for loan losses	(77)	479
Balance at the end of the period	$5,499	$6,567
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

The following tables detail activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method as of and for the three months ended March 31, 2015:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2015
Commercial business:
Commercial and industrial	$10,553	$(660)	$201	$(236)	$9,858
Owner-occupied commercial real estate	4,095	—	—	78	4,173
Non-owner occupied commercial real estate	5,538	(188)	—	679	6,029
Total commercial business	20,186	(848)	201	521	20,060
One-to-four family residential	1,200	—	1	41	1,242
Real estate construction and land development:
One-to-four family residential	1,786	(106)	—	(115)	1,565
Five or more family residential and commercial properties	972	—	—	33	1,005
Total real estate construction and land development	2,758	(106)	—	(82)	2,570
Consumer	2,769	(481)	112	775	3,175
Unallocated	816	—	—	(47)	769
Total	$27,729	$(1,435)	$314	$1,208	$27,816

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	March 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$797	$6,278	$—	$116	$2,211	$456	$9,858
Owner-occupied commercial real estate	629	1,756	302	14	330	1,142	4,173
Non-owner occupied commercial real estate	783	2,772	57	6	363	2,048	6,029
Total commercial business	2,209	10,806	359	136	2,904	3,646	20,060
One-to-four family residential	75	580	—	8	207	372	1,242
Real estate construction and land development:
One-to-four family residential	152	362	48	—	264	739	1,565
Five or more family residential and commercial properties	204	713	—	—	88	—	1,005
Total real estate construction and land development	356	1,075	48	—	352	739	2,570
Consumer	22	2,233	2	4	729	185	3,175
Unallocated	—	769	—	—	—	—	769
Total	$2,662	$15,463	$409	$148	$4,192	$4,942	$27,816

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2015:

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	March 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$8,328	$533,873	$2,180	$9,318	$17,162	$7,891	$578,752
Owner-occupied commercial real estate	2,339	541,411	1,419	36,024	14,448	17,946	613,587
Non-owner occupied commercial real estate	7,101	613,483	413	4,988	11,043	17,878	654,906
Total commercial business	17,768	1,688,767	4,012	50,330	42,653	43,715	1,847,245
One-to-four family residential	244	61,471	—	2,488	2,229	3,287	69,719
Real estate construction and land development:
One-to-four family residential	3,583	35,594	174	949	3,816	1,215	45,331
Five or more family residential and commercial properties	2,032	53,374	—	1,535	2,492	1,617	61,050
Total real estate construction and land development	5,615	88,968	174	2,484	6,308	2,832	106,381
Consumer	125	250,172	6	5,709	6,680	2,584	265,276
Total	$23,752	$2,089,378	$4,192	$61,011	$57,870	$52,418	$2,288,621

The following tables detail activity in the allowance for loan losses disaggregated on the basis of the Company’s impairment method for the three months ended March 31, 2014 and as of December 31, 2014.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2014
Commercial business:
Commercial and industrial	$13,478	$(79)	$232	$(1,354)	$12,277
Owner-occupied commercial real estate	4,049	—	—	414	4,463
Non-owner occupied commercial real estate	5,326	—	—	(100)	5,226
Total commercial business	22,853	(79)	232	(1,040)	21,966
One-to-four family residential	1,100	—	—	21	1,121
Real estate construction and land development:
One-to-four family residential	1,720	—	—	259	1,979
Five or more family residential and commercial properties	953	—	—	1,030	1,983
Total real estate construction and land development	2,673	—	—	1,289	3,962
Consumer	1,597	(63)	15	141	1,690
Unallocated	601	—	—	47	648
Total	$28,824	$(142)	$247	$458	$29,387

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$1,325	$6,449	$9	$108	$2,191	$471	$10,553
Owner-occupied commercial real estate	684	1,629	295	14	330	1,143	4,095
Non-owner occupied commercial real estate	465	2,541	66	6	353	2,107	5,538
Total commercial business	2,474	10,619	370	128	2,874	3,721	20,186
One-to-four family residential	75	530	—	8	207	380	1,200
Real estate construction and land development:
One-to-four family residential	396	322	51	—	264	753	1,786
Five or more family residential and commercial properties	234	650	—	—	88	—	972
Total real estate construction and land development	630	972	51	—	352	753	2,758
Consumer	56	1,931	2	12	617	151	2,769
Unallocated	—	816	—	—	—	—	816
Total	$3,235	$14,868	$423	$148	$4,050	$5,005	$27,729

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2014:

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$9,040	$524,263	$2,334	$9,642	$18,040	$7,134	$570,453
Owner-occupied commercial real estate	2,781	516,753	1,132	37,446	16,208	20,666	594,986
Non-owner occupied commercial real estate	7,305	598,267	424	6,198	11,185	20,257	643,636
Total commercial business	19,126	1,639,283	3,890	53,286	45,433	48,057	1,809,075
One-to-four family residential	245	61,060	—	2,512	2,235	3,478	69,530
Real estate construction and land development:
One-to-four family residential	4,524	38,002	179	959	4,223	1,308	49,195
Five or more family residential and commercial properties	2,056	56,341	—	1,758	2,963	1,802	64,920
Total real estate construction and land development	6,580	94,343	179	2,717	7,186	3,110	114,115
Consumer	205	243,063	6	6,248	7,055	2,717	259,294
Total	$26,156	$2,037,749	$4,075	$64,763	$61,909	$57,362	$2,252,014

(6)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$1,116	$4,382
Cash payments received or receivable from the FDIC	(231)	(376)
FDIC share of additional estimated (gains) losses	(69)	336
Net amortization	(124)	(373)
Balance at the end of the period	$692	$3,969

(7)	Other Real Estate Owned
Changes in other real estate owned during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$3,355	$4,559
Additions	1,728	218
Proceeds from dispositions	(589)	(520)
(Loss) gain on sales, net	(70)	27
Valuation adjustment	(330)	—
Balance at the end of the period	$4,094	$4,284

At March 31, 2015 and December 31, 2014, the balance of other real estate owned that was covered by shared-loss agreements was $2.8 million and $1.2 million, respectively.

(8)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Washington Banking Merger on May 1, 2014, and the acquisitions of Valley on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
There were no additions to goodwill during the three months ended March 31, 2015 and 2014.
At March 31, 2015, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three months ended March 31, 2015. The Company did not record any goodwill impairment charges for the three months ended March 31, 2014. Even though there was no goodwill impairment at March 31, 2015, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$10,889	$1,615
Less: Amortization	527	156
Balance at the end of the period	$10,362	$1,459

(9)	Junior Subordinated Debentures
As part of the Washington Banking Merger on May 1, 2014, the Company acquired the Washington Banking Master Trust, a statutory business trust ("Master Trust"), which retained its name following the completion of the Washington Banking Merger. The Master Trust was a wholly-owned subsidiary of Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking Company. During 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company (now callable by Heritage). The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. The junior subordinated debentures are the sole assets of the

Master Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Master Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Master Trust under the trust agreements.
The adjustable rate of the securities at March 31, 2015 was 1.82%. The weighted average rate of the junior subordinated debentures was 5.06% for the three months ended March 31, 2015 and included the accretion of the discount established at the merger date with Washington Banking Company which is amortized over the life of the trust preferred securities.

(10)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income:
Net income	$9,779	$2,543
Less: Dividends and undistributed earnings allocated to participating securities	(95)	(28)
Net income allocated to common shareholders	$9,684	$2,515
Basic:
Weighted average common shares outstanding	30,290,200	16,214,735
Less: Restricted stock awards	(261,264)	(197,697)
Total basic weighted average common shares outstanding	30,028,936	16,017,038
Diluted:
Basic weighted average common shares outstanding	30,028,936	16,017,038
Incremental shares from stock options	22,946	9,764
Total diluted weighted average common shares outstanding	30,051,882	16,026,802
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2015 and 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 7,037 and 131,459, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. The following table summarizes the dividend activity for the three months ended March 31, 2015 and calendar year 2014.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014
January 28, 2015	$0.10	February 10, 2015	February 24, 2015

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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. As the eleventh plan superseded the tenth stock repurchase program, the Company did not repurchase the total number of shares available under the tenth plan.

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	—	704,975
Stock repurchase average share price	$—	$—	$15.85

Eleventh Plan
Repurchased shares	137,366	—	137,366
Stock repurchase average share price	$16.10	$—	$16.10
(1) Represents shares repurchased and average share price paid during the duration of the plan.
During the three months ended March 31, 2015 and 2014, the Company also repurchased 9,923 and 9,298 shares at an average price of $16.31 and $17.77, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the three months ended March 31, 2015 and 2014, respectively.

(11)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	3,152	8	3,160
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(354)	—	(354)
Net current period other comprehensive income	2,798	8	2,806
Balance of AOCI at the end of period	$6,365	$(181)	$6,184

(1)	All amounts are net of tax.

	Three Months Ended March 31, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	593	15	608
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(117)	—	(117)
Net current period other comprehensive income	476	15	491
Balance of AOCI at the end of the period	$(447)	$(224)	$(671)

(1)	All amounts are net of tax.

(12)	Stock-Based Compensation
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
As of March 31, 2015, 1,292,810 shares remain available for future issuances under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three months ended March 31, 2015, the Company did not recognize compensation expense or the related tax benefit for the outstanding stock options as all compensation expense had been previously recognized. For the three months ended March 31, 2014, the Company recognized compensation expense related to stock options of $15,000, with no related tax benefit for the period. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2015 was $163,000 and $446,000, respectively. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2014 was $22,000 and $57,000, respectively.
The following tables summarize the stock option activity for the three months ended March 31, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	194,482	$15.82
Granted	—	—
Exercised	(4,492)	12.70
Forfeited or expired	(6,055)	19.76
Outstanding at March 31, 2014	183,935	$15.77	3.22	$503

Outstanding at December 31, 2014	156,407	$13.59
Granted	—	—
Exercised	(37,437)	11.91
Forfeited or expired	(7,441)	15.08
Outstanding at March 31, 2015	111,529	$14.06	3.17	$353
Vested and expected to vest at March 31, 2015	111,529	$14.06	3.17	$353
Exercisable at March 31, 2015	111,529	$14.06	3.17	$353

(b) Restricted and Unrestricted Stock Awards
For the three months ended March 31, 2015 and 2014, the Company recognized compensation expense related to restricted and unrestricted stock awards of $348,000 and $276,000, respectively, and a related tax benefit of $122,000 and $97,000, respectively. As of March 31, 2015, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $3.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years. The vesting date fair value of restricted stock awards that vested during the three months ended March 31, 2015 and 2014 was $533,000 and $536,000, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the three months ended March 31, 2015 and 2014:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	202,939	$14.29
Granted	6,407	17.17
Vested	(30,176)	14.55
Forfeited	(811)	14.67
Nonvested at March 31, 2014	178,359	$14.35

Nonvested at December 31, 2014	238,669	$15.20
Granted	90,627	16.28
Vested	(32,699)	14.66
Forfeited	(2,022)	15.63
Nonvested at March 31, 2015	294,575	$15.59

(13)	Fair Value Measurements
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
The following tables summarize the balances of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$22,519	$—	$22,519	$—
Municipal securities	185,831	—	185,831	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	530,706	—	530,706	—
Corporate obligations	6,259	—	6,259	—
Mutual funds and other equities	1,984	1,984	—	—
Total	$747,299	$1,984	$745,315	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	$—	$21,427	$—
Municipal securities	173,037	—	173,037	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	542,399	—	542,399	—
Corporate obligations	4,010	—	4,010	—
Mutual funds and other equities	1,973	1,973	—	—
Total	$742,846	$1,973	$740,873	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 and the net losses (gains) recorded in earnings during three months ended March 31, 2015 and 2014.

	Basis(1)	Fair Value at March 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended March 31, 2015
	(In thousands)
Impaired noncovered loans:
Commercial business:
Commercial and industrial	$84	$81	$—	$—	$81	$—
Total commercial business	84	81	—	—	81	—
Total	84	81	—	—	81	—
Other real estate owned:	$1,057	$727	$—	$—	$727	$330
Total assets measured	$1,141	$808	$—	$—	$808	$330

(1)	Basis represents the unpaid principal balance of impaired noncovered loans and carrying value at ownership date of other real estate owned.

	Basis(1)	Fair Value at December 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2014
	(In thousands)
Impaired noncovered loans:
Commercial business:
Commercial and industrial	$161	$138	$—	$—	$138	$369
Owner-occupied commercial real estate	—	—	—	—	—	(62)
Non-owner occupied commercial real estate	—	—	—	—	—	(27)
Total commercial business	161	138	—	—	138	280
Real estate construction and land development:
One-to-four family residential	2,094	1,725	—	—	1,725	338
Total real estate construction and land development	2,094	1,725	—	—	1,725	338
Consumer	49	45	—	—	45	24
Total	2,304	1,908	—	—	1,908	642
Covered impaired loans:
Total	—	—	—	—	—	42
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	8
Total assets measured	$2,340	$1,919	$—	$11	$1,908	$692

(1)	Basis represents the unpaid principal balance of impaired noncovered and impaired covered loans and amortized cost of investment securities held to maturity.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired noncovered loans	$81	Market approach	Adjustment for differences between the comparable sales	(50.0%) - 0.0%; (25.0%)
Other real estate owned	$727	Market approach	Adjustment for differences between the comparable sales	(6.0%) - 3.0%; (5.0%)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired noncovered loans	$1,908	Market approach	Adjustment for differences between the comparable sales	(47.5%) - 96.2%; 7.0%

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

	March 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$80,064	$80,064	$80,064	$—	$—
Other interest earning deposits	9,364	9,396	—	9,396	—
Investment securities available for sale	747,299	747,299	1,984	745,315	—
Investment securities held to maturity	35,425	36,633	—	36,633	—
Federal Home Loan Bank stock	12,022	N/A	N/A	N/A	N/A
Loans held for sale	8,742	8,966	—	8,966	—
Loans receivable, net of allowance for loan losses	2,260,498	2,325,462	—	—	2,325,462
Accrued interest receivable	10,132	10,132	3	3,465	6,664
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,422,213	$2,422,213	$2,422,213	$—	$—
Certificate of deposit accounts	490,245	483,408	—	483,408	—
Total deposits	$2,912,458	$2,905,621	$2,422,213	$483,408	$—
Federal Home Loan Bank advances	$7,420	$7,420	$7,420	$—	$—
Securities sold under agreement to repurchase	23,177	23,177	23,177	—	—
Junior subordinated debentures	19,205	19,205	—	—	19,205
Accrued interest payable	266	266	58	188	20

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$121,636	$121,636	$121,636	$—	$—
Other interest earning deposits	10,126	10,145	—	10,145	—
Investment securities available for sale	742,846	742,846	1,973	740,873	—
Investment securities held to maturity	35,814	36,874	—	36,874	—
Federal Home Loan Bank stock	12,188	N/A	N/A	N/A	N/A
Loans held for sale	5,582	5,710	—	5,710	—
Loans receivable, net of allowance for loan losses	2,223,348	2,279,081	—	—	2,279,081
Accrued interest receivable	9,836	9,836	3	3,009	6,824
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,380,934	$2,380,934	$2,380,934	$—	$—
Certificate of deposit accounts	525,397	525,768	—	525,768	—
Total deposits	$2,906,331	$2,906,702	$2,380,934	$525,768	$—
Securities sold under agreement to repurchase	$32,181	$32,181	$32,181	$—	$—
Junior subordinated debentures	19,082	19,082	—	—	19,082
Accrued interest payable	411	411	62	328	21
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
Federal Home Loan Bank Stock:
Federal Home Loan Bank of Seattle stock is not publicly traded, as such, it is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.
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
Federal Home Loan Bank Advances:
Federal Home Loan Bank advances are used by the Bank in a short-term manner, generally with repayment in one-day. Fair value financial instruments that are short-term in nature and have little risk are considered to have fair value equal to carrying value (Level 1).
Securities Sold Under Agreement to Repurchase:
Securities sold under agreement to repurchase are short-term in nature and they reprice on a daily basis. Fair value financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to carrying value (Level 1).
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instruments in markets which can be inactive. At March 31, 2015, the fair value approximated the carrying value based on these valuation techniques (Level 3).
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
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2015. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2014 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At March 31, 2015, we had total assets of $3.46 billion and total stockholders’ equity of $462.5 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
Our business consists primarily of commercial lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also originate real estate construction and land development loans, consumer loans and one-to-four family residential loans collateralized by residential properties located in western and central Washington State and the greater Portland, Oregon area.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, gain on sale of loans (net), merchant Visa income (net), change in FDIC indemnification asset and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.
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

Recent Developments
We completed the Washington Banking Merger on May 1, 2014. Legacy Washington Banking results since May 1, 2014 are included in the results of operations herein; therefore, the results included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 include three months of operations of legacy Washington Banking. The results included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 do not contain the operating results of legacy Washington Banking as the merger was subsequent to the first quarter of 2014.
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
As of March 31, 2015 the Company had 66 branching locations. We intend to continue executing our lending practices across our newly expanded market area. We will focus on commercial and consumer lending, including increased small business lending. As a result of the Washington Banking Merger, we have a greater, more diversified non-interest income stream through increased mortgage banking operations and Small Business Administration ("SBA") lending operations.

Earnings Summary
Net income was $0.32 per diluted common share for the three months ended March 31, 2015 compared to $0.16 per diluted common share for the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 was $9.8 million compared to net income of $2.5 million for the same period in 2014. The $7.2 million, or 284.5% increase in net income for the three months ended March 31, 2015 was primarily the result of the Washington Banking Merger.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 63.5% for the three months ended March 31, 2015 from 77.6% for the three months ended March 31, 2014. The decrease is due primarily to the $15.9 million increase in net interest income, partially offset by the $11.3 million increase in noninterest expense, primarily as a result of the Washington Banking Merger. The decrease in the efficiency ratio is also attributed to the $6.0 million increase in noninterest income to $8.3 million for the three months ended March 31, 2015 compared $2.3 million for the same period in 2014 due primarily to increases in other income and service charges and other fees as a result of the Washington Banking Merger. The efficiency ratio for the three months ended March 31, 2015 and 2014 was additionally affected by a continued decline in the net interest margin.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities; the volume of noninterest-bearing deposits and other liabilities and shareholders' equity; the volume of noninterest-earning assets; market interest rate fluctuations; and asset quality.
Net interest income increased $15.9 million, or 95.2%, to $32.7 million for the three months ended March 31, 2015, compared to $16.7 million for the same period in 2014. The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$2,239,662	$30,481	5.52%	$1,205,416	$16,451	5.53%
Taxable securities	568,887	2,684	1.91	127,863	639	2.03
Nontaxable securities	201,199	1,033	2.08	73,096	436	2.42
Other interest earning assets	66,100	51	0.31	109,826	87	0.32
Total interest earning assets	3,075,848	34,249	4.52%	1,516,201	17,613	4.71%
Noninterest earning assets	364,120			136,693
Total assets	$3,439,968			$1,652,894
Interest Bearing Liabilities:
Certificates of deposit	$509,141	647	0.52%	$301,017	$553	0.75%
Savings accounts	364,857	99	0.11	165,911	40	0.10
Interest bearing demand and money market accounts	1,322,733	572	0.18	582,300	261	0.18
Total interest bearing deposits	2,196,731	1,318	0.24	1,049,228	854	0.33
FHLB advances and other borrowings	271	—	0.23	1	—	0.70
Securities sold under agreement to repurchase	28,223	18	0.26	27,649	18	0.26
Junior subordinated debentures	19,146	239	5.06	—	—	—
Total interest bearing liabilities	2,244,371	1,575	0.28%	1,076,878	872	0.33%
Demand and other noninterest bearing deposits	696,299			343,826
Other noninterest bearing liabilities	38,486			14,469
Stockholders’ equity	460,812			217,721
Total liabilities and stockholders’ equity	$3,439,968			$1,652,894
Net interest income		$32,674			$16,741
Net interest spread			4.24%			4.38%
Net interest margin			4.31%			4.48%
Average interest earning assets to average interest bearing liabilities			137.05%			140.80%
(1) Annualized

The $15.9 million increase in net interest income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of an increase in the interest and fees on loans as a result of the

Washington Banking Merger. The average loans receivable for the three months ended March 31, 2015 was $2.24 billion compared to $1.21 billion for the three months ended March 31, 2014. A decrease in the contractual loan note rates caused the yield to slightly decrease to 5.52% for the three months ended March 31, 2015 as compared to 5.53% for the same period in 2014, which partially offset the increase in incremental accretion income as a result of the Washington Banking merger, resulting in an effect on loan yields of 0.60% and 0.31%, respectively. The increase in taxable securities and nontaxable securities' average balances to $770.1 million for the three months ended March 31, 2015 compared to $201.0 million for the three months ended March 31, 2014 is attributable to the Washington Banking Merger as well as investment purchases, which also caused an increase in interest income earned on the securities. The increase in interest income from securities was partially offset by a decrease in yield on taxable securities to 1.91% for the three months ended March 31, 2015 from 2.03% for the same period in 2014 and the yield decrease on nontaxable securities to 2.08% for the three months ended March 31, 2015 from 2.42% for the same period in 2014. Although the average balance of interest bearing deposits increased $1.15 billion, or 109.4%, to $2.20 billion for the three months ended March 31, 2015 from $1.05 billion for the three months ended March 31, 2014, a decrease in the average rates to 0.24% from 0.33%, respectively, resulted in an increase of only $464,000, or 54.3%, in interest expense on deposits for the three months ended March 31, 2015 compared to the same period in 2014. In connection with the Washington Banking Merger, the Company acquired junior subordinated debentures of Washington Banking. The average rate of these debentures for the three months ended March 31, 2015 was 5.06%, including the effects of accretion of the discount established as of the date of the merger.
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended March 31, 2015, decreased 17 basis points to 4.31% from 4.48% for the same period in 2014. The net interest spread for the three months ended March 31, 2015 decreased 14 basis points to 4.24% from 4.38% for the same period in 2014.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net interest margin, excluding incremental accretion on purchased loans (1)	3.87%	4.23%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.44	0.25
Net interest margin	4.31%	4.48%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

The impact on net interest margin from incremental accretion on purchased loans increased 19 basis points to 0.44% for the three months ended March 31, 2015 from 0.25% for the same period in 2014. The dollar amount of incremental income increased to $3.3 million for the three months ended March 31, 2015 compared to $935,000 for the three months ended March 31, 2014 primarily as a result of the Washington Banking Merger and to a lesser extent the volume of contractual payments, including significant unanticipated prepayments.
Total interest income increased $16.6 million, or 94.5%, to $34.2 million for the three months ended March 31, 2015, from $17.6 million for the three months ended March 31, 2014. The increase in interest income for the three months ended March 31, 2015 from the same period in 2014 was primarily due to the increase in interest and fees on loans as a result of the Washington Banking Merger. This increase was partially offset by a decrease in the loan yields as a result of lower contractual note rates as a result of the continuing low interest rate environment.
The balance of average interest earning assets (including nonaccrual loans) increased $1.56 billion, or 102.9%, to $3.08 billion for the three months ended March 31, 2015, from $1.52 billion for the three months ended March 31, 2014. The increase in average interest earning assets for the three months ended March 31, 2015 from the same period in 2014 is primarily due to the Washington Banking Merger. The Company acquired $1.00 billion of fair value in loans, excluding loans held for sale, and $458.3 million of fair value in investment securities in the Washington Banking Merger. The average loans receivable, net increased $1.03 billion, or 85.8%, during the three months ended March 31, 2015 as compared to the same period in 2014.
The yield on total interest earning assets decreased 19 basis points to 4.52% for the three months ended March 31, 2015 from 4.71% for the three months ended March 31, 2014. The decrease in the yield on interest earning assets for the three months ended March 31, 2015 reflects the decrease in loan and securities yields as a result of lower contractual rates from the low interest rate environment.

Total interest expense increased by $703,000, or 80.6%, to $1.6 million for the three months ended March 31, 2015 from $872,000 for the three months ended March 31, 2014. The increase in interest expense was attributable to the combination of higher average interest bearing deposits balances, primarily as a result of the Washington Banking Merger, partially offset by lower average rates paid on interest bearing certificates of deposit. The increase in interest expense during the three months ended March 31, 2015 compared to the same period in 2014 is also the result of interest expense on the junior subordinated debentures of $239,000 which were acquired in the Washington Banking Merger.
The average cost of interest bearing liabilities decreased five basis points to 0.28% for the three months ended March 31, 2015 from 0.33% for the three months ended March 31, 2014. Total average interest bearing liabilities increased by $1.17 billion, or 108.4%, to $2.24 billion for the three months ended March 31, 2015 from $1.08 billion for the three months ended March 31, 2014. The increase in average interest bearing liabilities for the three months ended March 31, 2015 was due primarily to the Washington Banking Merger which had approximately $1.43 billion in fair value of assumed deposits (including noninterest bearing deposits) and $18.9 million in fair value of assumed junior subordinated debentures.
Deposit interest expense increased $464,000, or 54.3%, to $1.3 million for the three months ended March 31, 2015 compared to $854,000 for the same quarter in 2014. The increase in deposit interest expense for the three months ended March 31, 2015 is primarily a result of the increase in the average deposit balance as a result of the Washington Banking Merger, offset partially by a decrease in the deposit average rate to 0.24% for the three months ended March 31, 2015 from 0.33% for the same period in 2014.
Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Company expects the net interest margin will continue a downward pressure in future periods.

Provision for Loan Losses
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses for noncovered loans increased $1.3 million, or 6,219.0%, to $1.3 million for the three months ended March 31, 2015 from $(21,000) for the three months ended March 31, 2014. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The increase in provision for loan losses was primarily the result of an increase in charge-offs during the three months ended March 31, 2015 as compared to the same period in 2014. The Bank had net charge-offs on noncovered loans of $1.1 million for the three months ended March 31, 2015 compared to net recoveries of $184,000 for the three months ended March 31, 2014.
Based on the change in mix and volume of the noncovered loan portfolio at March 31, 2015 compared to December 31, 2014, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses on noncovered loans of $1.3 million for the three months ended March 31, 2015 was appropriate. The ratio of net charge-offs (recoveries) to average noncovered loans outstanding was 0.21% for the three months ended March 31, 2015 compared to (0.06)% for the three months ended March 31, 2014.
The Bank has established a comprehensive methodology for determining the allowance for loan losses on noncovered loans, excluding PCI noncovered loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses.
For the PCI noncovered loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the PCI noncovered loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
The allowance for loan losses on noncovered loans, including PCI noncovered loans, decreased by $164,000, or 0.7%, to $22.3 million at March 31, 2015 from $22.2 million at December 31, 2014. As of March 31, 2015, the Bank identified $23.8 million of impaired noncovered loans, which included $16.7 million of performing troubled debt restructured noncovered loans. Of those impaired noncovered loans, $7.2 million have no allowances for credit losses as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying costs. The remaining $16.6 million have related allowances for credit losses totaling $2.7 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses on noncovered loans of $22.3 million at March 31, 2015 (1.03% of total noncovered loans and 299.48% of nonperforming noncovered loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses on noncovered loans at December 31, 2014 of $22.2 million (1.04% of total noncovered loans and 294.98% of nonperforming noncovered loans). At applicable merger dates, no allowance for loan losses was established on purchased noncovered loans as the loans were accounted for at their fair value and a discount was established for the loans. At March 31, 2015 and December 31, 2014, the remaining fair value discount for the purchased noncovered loans was $21.5 million and $24.0 million, respectively.
The following table outlines the allowance for loan losses on noncovered loans and related noncovered loan balances at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses on noncovered loans	$19,655	$18,918
Gross noncovered loans, excluding impaired noncovered loans	2,147,248	2,099,658
Percentage	0.92%	0.90%

Specific Valuation Allowance:
Allowance for loan losses on noncovered loans	$2,662	$3,235
Gross impaired noncovered loans	23,752	26,156
Percentage	11.21%	12.37%

Total Allowance for Loan Losses:
Allowance for loan losses on noncovered loans	$22,317	$22,153
Gross noncovered loans	2,171,000	2,125,814
Percentage	1.03%	1.04%
The provision for loan losses on covered loans are calculated in the same manner as the noncovered loans described above. The related provision for loan losses on the covered loans is recorded at the gross amount regardless of the portion of the estimated losses covered by the FDIC shared-loss agreements. The offset to this potential loss is included in the change in the FDIC indemnification asset. For the three months ended March 31, 2015, the provision for loan losses on covered loans totaled $(77,000), a decrease of $556,000, or 116.1%, compared to $479,000 for the three months ended March 31, 2014. The FDIC indemnification asset was decreased through a reduction of noninterest income totaling $193,000 for the three months ended March 31, 2015 as a result of the change in estimated losses.
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

Noninterest Income
Total noninterest income increased $6.0 million, or 261.7%, to $8.3 million for the three months ended March 31, 2015 compared to $2.3 million for the same period in 2014. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,295	$1,398	$1,897	135.7%
Merchant Visa income, net	198	245	(47)	(19.2)
Change in FDIC indemnification asset	(193)	(37)	(156)	(421.6)
Gain on sale of investment securities, net	544	180	364	202.2
Gain on sale of loans, net	1,135	—	1,135	100.0
Other income	3,366	521	2,845	546.1
Total noninterest income	$8,345	$2,307	$6,038	261.7%
Service charges and other fees increased $1.9 million, or 135.7%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of the Washington Banking Merger. The increase in service charges are primarily the result of customer balance increases in loan and deposit accounts. As of March 31, 2015, total loans receivable, net balance was $2.26 billion compared to $1.21 billion as of March 31, 2014 and total deposits were $2.91 billion as of March 31, 2015 compared to $1.40 billion as of March 31, 2014. On the effective date of the Washington Banking Merger, the Bank acquired fair value of $1.00 billion in loans, excluding loans held for sale, and assumed fair value of $1.43 billion of deposits.
Gain on sale of investment securities, net was $544,000 for the three months ended March 31, 2015 compared to $180,000 gain on sale of investment securities, net for the same period in 2014. During the three months ended March 31, 2015 and 2014, the Company received approximately $23.9 million and $40.3 million, respectively, in proceeds from the sale of investment securities available for sale which were sold in order to continue restructuring the investment securities portfolio.
Gain on sale of loans, net was $1.1 million for the three months ended March 31, 2015, and includes net gains on sale of one-to-four family residential loans as well as net gains on the sale of the government guaranteed portion of certain SBA loans. There were no gains on sale of loans during the three months ended March 31, 2014 as the Company had discontinued its mortgage banking operations in the second quarter of 2013. Mortgage banking operations were resumed with the consummation of the Washington Banking Merger on May 1, 2014 as were the sales of government guaranteed portions of certain SBA loans.
Other income increased $2.8 million, or 546.1%, to $3.4 million for the three months ended March 31, 2015 from $521,000 for the three months ended March 31, 2014. The increase was primarily the result of the Company's sale of its merchant Visa portfolio, generating a gain of $1.7 million during the three months ended March 31, 2015. The effects of this sale will result in lower merchant Visa income. As indicated in the table above, the merchant Visa income, net decreased $47,000, or 19.2%, to $198,000 for the three months ended March 31, 2015 from $245,000 for the three months ended March 31, 2014 primarily due to the sale. The increase in other income was also partially a result of loan loss recoveries primarily of Washington Banking loans which were charged-off prior to consummation of the Washington Banking Merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the May 1, 2014 effective date of the Washington Banking Merger. Other income also included $170,000 of bank owned life insurance valuation increases for the three months ended March 31, 2015. The Company did not have bank owned life insurance during the three months ended March 31, 2014.
The change in FDIC indemnification asset caption includes amortization of the FDIC indemnification asset and changes to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the purchased covered loans. The Bank recorded $124,000 and $373,000 of amortization of the FDIC indemnification asset during the three months ended March 31, 2015 and 2014, respectively. The $156,000 decrease in the change in FDIC indemnification asset during the three months ended March 31, 2015 was also due to a $69,000 reduction of the asset through the FDIC share of additional estimated gains as a result of the improvements in estimated cash flows in the related loan pool. The improvements were primarily due to prepayments of nonperforming loans. The Bank had a symmetrical decrease in the provision for loan losses on covered loans during the three months ended March 31, 2015.

Noninterest Expense
Noninterest expense increased $11.3 million, or 76.2%, to $26.0 million during the three months ended March 31, 2015 compared to $14.8 million for the three months ended March 31, 2014. The following table presents the change in the key components of noninterest expense for the periods noted.

	Three Months Ended March 31,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$14,225	$8,011	$6,214	77.6%
Occupancy and equipment	3,691	2,617	1,074	41.0
Data processing	1,627	996	631	63.4
Marketing	633	505	128	25.3
Professional services	805	830	(25)	(3.0)
State and local taxes	620	249	371	149.0
Impairment loss on investment securities, net	—	8	(8)	(100.0)
Federal deposit insurance premium	516	252	264	104.8
Other real estate owned, net	658	52	606	(1,165.4)
Amortization of intangible assets	527	156	371	237.8
Other expense	2,736	1,103	1,633	148.1
Total noninterest expense	$26,038	$14,779	$11,259	76.2%
The increase in total noninterest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due primarily to increased expenses related to Washington Banking Merger.
Compensation and employee benefits increased $6.2 million, or 77.6%, to $14.2 million during the three months ended March 31, 2015 compared to $8.0 million during the three months ended March 31, 2014. The increase in the three months ended March 31, 2015 compared to the same period in 2014 is primarily the result of the increase in the number of full-time equivalent employees attributable to the Washington Banking Merger, which increased to 730 full-time equivalent employees at March 31, 2015, or 103.9%, from 358 full-time equivalent employees at March 31, 2014. Occupancy and equipment increased $1.1 million, or 41.0%, to $3.7 million for the three months ended March 31, 2015 compared to $2.6 million for the same period in 2014. The increase was primarily the result of lease expenses associated with the acquired Whidbey branches. Data processing increased $631,000, or 63.4%, to $1.6 million for the three months ended March 31, 2015 from $996,000 for the same period in 2014. The data processing expense for the three months ended March 31, 2015 reflects primarily costs associated with the core system processing, which increased from the prior period because of the Washington Banking Merger and a resulting increase in the number of accounts and users in the Bank. Professional services decreased $25,000, or 3.0%, to $805,000 for the three months ended March 31, 2015 from $830,000 for the three months ended March 31, 2014. The decrease in professional services was related to expenses incurred during the three months ended March 31, 2014 for attorney, accountant and financial advisor fees in conjunction primarily with the Washington Banking Merger.
Other real estate owned, net expense increased $606,000, or 1,165.4%, to $658,000 during the three months ended March 31, 2015 compared to $52,000 during the three months ended March 31, 2014. The increase in the expense during the three months ended March 31, 2015 was primarily the result of $330,000 in valuation adjustments recorded during the period. Additionally, due to the increase in the number and balance of other real estate owned, primarily as a result of additions from the Washington Banking Merger, the cost of maintenance on the properties has increased to $260,000 during the three months ended March 31, 2015 compared to $84,000 for the same period in 2014.
Other expense increased $1.6 million, or 148.1%, to $2.7 million for the three months ended March 31, 2015 from $1.1 million for the same period in 2014. The increase for the three months ended March 31, 2015 compared to the same period in 2014 is primarily the result of the increases in employee-related expenses such as courier services, travel expenses, telephone and Visa card expenses given the increase in employees and market area as a result of the Washington Banking Merger. Other expenses during the three months ended March 31, 2015 decreased to a lesser extent as a result of a loss on sale of an other asset in the amount of $187,000 during the three months ended March 31, 2014.

Income Tax Expense
Income tax expense increased by $2.7 million, or 215.0%, to $4.0 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014. The Company’s effective tax rate was 29.0% for the three months ended March 31, 2015 compared to 33.3% for the same period in 2014. The increase in the income tax expense was primarily due to the increase in pre-tax income. The decrease in the Company’s effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 is due primarily to the tax credits as a result of investment in a new markets tax credit partnership and investment in a low income housing tax credit partnership as well as an increase in interest from nontaxable securities. The non-deductible acquisition expenses related to the Washington Banking Merger incurred during the three months ended March 31, 2014 also created an increase in the effective tax rate during that period.

Financial Condition Overview
Total assets remained relatively consistent at $3.459 billion as of March 31, 2015 as compared to $3.458 billion as of December 31, 2014. The total loans receivable, net increased $37.2 million, or 1.7%, to $2.26 billion at March 31, 2015 compared to $2.22 billion at December 31, 2014. To fund the increase in loans, cash and cash equivalents decreased $41.6 million, or 34.2%, to $80.1 million at March 31, 2015 from $121.6 million at December 31, 2014. Investment securities available for sale and held to maturity increased $4.1 million, or 0.52%, to $782.7 million at March 31, 2015 from $778.7 million at December 31, 2014.
Deposits increased by $6.13 million, or 0.2%, to $2.912 billion as of March 31, 2015 compared to $2.906 billion as of December 31, 2014. Total non-maturity deposits increased to 83.2% of total deposits at March 31, 2015 from 81.9% at December 31, 2014 and certificates of deposits decreased to 16.8% of total deposits at March 31, 2015 from 18.1% at December 31, 2014.
Securities sold under agreement to repurchase decreased $9.0 million, or 28.0%, to $23.2 million as of March 31, 2015 from $32.2 million as of December 31, 2014 primarily due to changes in customer deposit balances.
The Company had $7.4 million of FHLB advances at March 31, 2015 compared to no similar borrowings at December 31, 2014. These funds were needed on a temporary basis and were repaid one day after the borrowing date. The Company will continue to utilize borrowings on an as-needed basis.
Accrued expenses and other liabilities decreased $11.1 million, or 24.3%, to $34.6 million at March 31, 2015 from $45.7 million at December 31, 2014 primarily as a result of federal income tax payments made during the first quarter of 2015. The decrease during the three months ended March 31, 2015 is also related to payments of employee compensation plans and customer-related balances, such as cashier's checks.
Total stockholders’ equity increased by $8.0 million, or 1.8%, to $462.5 million as of March 31, 2015 from $454.5 million at December 31, 2014. The increase during the three months ended March 31, 2015 was due primarily to net income of $9.8 million and other comprehensive income of $2.8 million, partially offset by cash dividends paid of $3.0 million and common stock repurchases totaling $2.4 million. The Company’s equity position continues to remain strong at 13.4% of total assets as of March 31, 2015 compared to 13.1% as of December 31, 2014.
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2014 to March 31, 2015.

	March 31, 2015	December 31, 2014	Change between March 31, 2015 and December 31, 2014
Assets
Cash and cash equivalents	$80,064	$121,636	$(41,572)
Other interest earning deposits	9,364	10,126	(762)
Investment securities	782,724	778,660	4,064
Loans held for sale	8,742	5,582	3,160
Noncovered loans receivable, net of allowance for loan losses	2,148,376	2,102,724	45,652
Covered loans receivable, net of allowance for loan losses	112,122	120,624	(8,502)
FDIC indemnification asset	692	1,116	(424)
Other real estate owned	4,094	3,355	739
Premises and equipment, net	64,547	64,938	(391)
Federal Home Loan Bank stock, at cost	12,022	12,188	(166)
Bank owned life insurance	35,346	35,176	170
Accrued interest receivable	10,132	9,836	296
Prepaid expenses and other assets	61,733	61,871	(138)
Other intangible assets, net	10,362	10,889	(527)
Goodwill	119,029	119,029	—
Total assets	$3,459,349	$3,457,750	$1,599

Liabilities
Deposits	$2,912,458	$2,906,331	$6,127
Federal Home Loan Bank advances	7,420	—	7,420
Junior subordinated debentures	19,205	19,082	123
Securities sold under agreement to repurchase	23,177	32,181	(9,004)
Accrued expenses and other liabilities	34,563	45,650	(11,087)
Total liabilities	2,996,823	3,003,244	(6,421)
Stockholders' equity
Common stock	363,202	364,741	(1,539)
Retained earnings	93,140	86,387	6,753
Accumulated other comprehensive income, net	6,184	3,378	2,806
Total stockholders' equity	462,526	454,506	8,020
Total liabilities and stockholders' equity	$3,459,349	$3,457,750	$1,599

Lending Activities
As indicated in the table below, total loans receivable, net of net deferred loan fees increased $37.2 million, or 1.7%, to $2.29 billion at March 31, 2015 from $2.25 billion at December 31, 2014. Noncovered loans receivable, net of deferred loan fees increased $45.8 million, or 2.2%, to $2.17 billion at March 31, 2015 from $2.12 billion at December 31, 2014. Covered loans receivable decreased by $8.6 million, or 6.8%, to $117.6 million at March 31, 2015 from $126.2 million at December 31, 2014. The increases in the noncovered loan receivable balances for the three months ended March 31, 2015 was primarily in the non-owner and owner-occupied commercial real estate loans.

	March 31, 2015	% of Total Noncovered	December 31, 2014	% of Total Noncovered
	(Dollars in thousands)
Noncovered loans receivable
Commercial business:
Commercial and industrial	$559,363	25.8%	$551,343	26.0%
Owner-occupied commercial real estate	558,198	25.7	535,742	25.2
Non-owner occupied commercial real estate	631,627	29.1	616,757	29.0
Total commercial business	1,749,188	80.6	1,703,842	80.2
One-to-four family residential	63,944	3.0	63,540	3.0
Real estate construction and land development:
One-to-four family residential	42,993	2.0	46,749	2.2
Five or more family residential and commercial properties	57,898	2.7	61,360	2.9
Total real estate construction and land development	100,891	4.7	108,109	5.1
Consumer	256,977	11.8	250,323	11.8
Gross noncovered loans	2,171,000	100.1	2,125,814	100.1
Net deferred loan fees	(307)	(0.1)	(937)	(0.1)
Noncovered loans receivable, net	2,170,693	100.0%	2,124,877	100.0%
Covered loans receivable	117,621		126,200
Total loans receivable, net of net deferred loan fees	$2,288,314		$2,251,077

Nonperforming Noncovered Assets
The following table describes our nonperforming noncovered assets at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual noncovered loans:
Commercial business	$4,918	$4,719
Real estate construction and land development	2,513	2,652
Consumer	21	139
Total nonaccrual noncovered loans (1)(2)	7,452	7,510
Other real estate owned, noncovered	1,322	2,178
Total nonperforming noncovered assets	$8,774	$9,688
Performing TDR noncovered loans:
Commercial business	$13,168	$14,408
One-to-four family residential	244	245
Real estate construction and land development	3,102	3,927
Consumer	222	184
Total performing TDR noncovered loans (3)	$16,736	$18,764
Accruing noncovered loans past due 90 days or more (4)	$—	$—
Noncovered potential problem loans (5)	100,411	117,250
Allowance for loan losses on noncovered loans	22,317	22,153
Allowance for loan losses on noncovered loans to total noncovered loans, net	1.03%	1.04%
Allowance for loan losses on noncovered loans to nonperforming noncovered loans	299.48%	294.98%
Nonperforming noncovered loans to total noncovered loans	0.34%	0.35%
Nonperforming noncovered assets to total noncovered assets	0.26%	0.29%

(1)	At March 31, 2015 and December 31, 2014, $5.3 million and $4.1 million of nonperforming noncovered loans, respectively, were considered troubled debt restructurings.

(2)	At March 31, 2015 and December 31, 2014, $1.7 million and $1.6 million of nonperforming noncovered loans, respectively, were guaranteed by government agencies.

(3)	At March 31, 2015 and December 31, 2014, $517,000 and $751,000 of performing TDR noncovered loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing noncovered loans past due 90 days or more that were guaranteed by government agencies at March 31, 2015 or December 31, 2014.

(5)	At March 31, 2015 and December 31, 2014, $576,000 and $2.0 million of noncovered potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming noncovered assets decreased $914,000 to $8.8 million, or 0.26% of total noncovered assets, at March 31, 2015 from $9.7 million, or 0.29% of total noncovered assets at December 31, 2014 due primarily to a decrease of $856,000 in noncovered other real estate owned. For the three months ended March 31, 2015, the slight decrease in nonperforming noncovered loans was due to $618,000 in net principal reductions, $249,000 in charge-offs and $149,000 of transfers to accrual status, offset partially by $958,000 of additions of nonperforming noncovered loans. The noncovered other real estate owned balance decreased to $1.3 million at March 31, 2015 from $2.2 million at December 31, 2014 as a result of sale of two noncovered properties with net proceeds of $457,000 and losses of $70,000 along with a $330,000 valuation adjustment to record six properties at their estimated proceeds value based on recent purchase and sales agreements.
Performing TDR noncovered loans were $16.7 million and $18.8 million as of March 31, 2015 and December 31, 2014, respectively. The $2.0 million, or 10.8%, decrease in the performing TDR noncovered loans for the three months ended March 31, 2015 was primarily the result of net principal payments of $1.6 million and $957,000 of loans transferred to nonaccrual status, partially offset by $571,000 of additions due to loans restructured during the period. At March 31, 2015 and December 31, 2014, the Company had recorded $2.0 million and $1.9 million, respectively, in allowance for loan losses on the performing TDR noncovered loans.

Noncovered potential problem loans as of March 31, 2015 and December 31, 2014 were $100.4 million and $117.3 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $16.8 million, or 14.4%, decrease in the noncovered potential problem loans was primarily the result of $15.1 million in loan grade improvements, loan principal payments (net) of $7.1 million and net transfers to nonaccrual status of $331,000, partially offset by the addition of $5.9 million of loans graded as potential problem loans during the three months ended March 31, 2015.

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

The following table provides information regarding changes in our allowance for loan losses on noncovered loans as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Noncovered loans receivable, net at the end of the period	$2,170,693	$1,175,563
Average noncovered loans receivable during the period	$2,123,289	$1,149,169
Allowance for loan losses on noncovered loans at the beginning of the period	$22,153	$22,657
Provision for loan losses on noncovered loans	1,285	(21)
Charge-offs:
Commercial business	(848)	—
One-to-four family residential	—	—
Real estate construction and land development	(106)	—
Consumer	(481)	(63)
Total charge-offs	(1,435)	(63)
Recoveries:
Commercial business	201	232
One-to-four family residential	1	—
Real estate construction and land development	—	—
Consumer	112	15
Total recoveries	314	247
Net (charge-offs) recoveries	(1,121)	184
Allowance for loan losses on noncovered loans at end of period	$22,317	$22,820
Allowance for loan losses on noncovered loans to total noncovered loans receivable, net	1.03%	1.94%
Ratio of net charge-offs (recoveries) during period to average noncovered loans receivable (annualized)	0.21%	(0.06)%
The allowance for loan losses on noncovered loans decreased $503,000, or 2.2%, to $22.3 million at March 31, 2015 from $22.8 million at March 31, 2014. The allowance for loan losses on noncovered loans decreased during the period because of the change in mix and volume of loan types as well as the impact of the Washington Banking Merger. Purchased loans are recorded at fair value, and the Company does not record allowance for loan losses on the purchased loans at the merger date. Due to this accounting, the allowance for loan losses on noncovered loans receivable to total noncovered loans receivable, net ratio decreased to 1.03% at March 31, 2015 from 1.94% at March 31, 2014. This decrease is a function of the increase in the denominator of the ratio, total noncovered loans receivable, net, without having the increase in the numerator, allowance for loan losses, due to the accounting treatment of purchased loans.
The allowance for loan losses on noncovered loans decreased $164,000, or 0.7%, to $22.3 million at March 31, 2015 from $22.2 million as of December 31, 2014. The nonperforming noncovered loans decreased $58,000 to $7.45 million at March 31, 2015 from $7.51 million at December 31, 2014. Nonperforming noncovered loans to total noncovered loans was 0.34% at March 31, 2015 compared to 0.35% December 31, 2014, and the allowance for loan losses on noncovered loans to nonperforming noncovered loans was 299.48% at March 31, 2015 and 294.98% at December 31, 2014.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2015.

Deposits and Other Borrowings
As indicated in the table below, total deposits increased $6.1 million, or 0.21%, to $2.91 billion at March 31, 2015 from $2.91 billion at December 31, 2014.

	March 31, 2015	% of Total	December 31, 2014	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$698,231	24.0%	$709,673	24.4%
NOW accounts	836,786	28.7	793,362	27.3
Money market accounts	518,388	17.8	520,065	17.9
Savings accounts	368,808	12.7	357,834	12.3
Total non-maturity deposits	2,422,213	83.2	2,380,934	81.9
Certificates of deposit	490,245	16.8	525,397	18.1
Total deposits	$2,912,458	100.0%	$2,906,331	100.0%
The increase in the deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) have increased $41.3 million, or 1.7%, to $2.42 billion at March 31, 2015 from $2.38 billion at December 31, 2014 and certificate of deposit accounts have decreased $35.2 million, or 6.7%, to $490.2 million at March 31, 2015 from $525.4 million at December 31, 2014. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 16.8% at March 31, 2015 from 18.1% at December 31, 2014.
Borrowings may also be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2015, the Bank had securities sold under agreement to repurchase totaling $23.2 million, a decrease of $9.0 million, or 28.0%, from $32.2 million at December 31, 2014. The decrease is the result of customer activity during the period.
The Bank had FHLB advances of $7.4 million at March 31, 2015 which were paid one day after the borrowing date. There was no similar short-term borrowing at December 31, 2014. Advances from the FHLB are secured by investment securities and loans secured by real estate. The FHLB advances had a coupon rate of 0.26% at March 31, 2015.
As part of the Washington Banking Merger, the Company acquired junior subordinated debentures with fair value of $18.9 million. The debentures have a par value of $25.0 million, and pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at March 31, 2015 is $19.2 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2015, cash and cash equivalents totaled $80.1 million, or 2.3% of total assets. In addition, $7.7 million of the $9.4 million of other interest earning deposits are scheduled to mature within one year of March 31, 2015. The fair value of investment securities available for sale totaled $747.3 million at March 31, 2015 of which $188.3 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $559.0 million, or 16.2%, of total assets at March 31, 2015. The fair value of investment securities available for sale with maturities of one year or less amounted to $5.1 million, or 0.15% of total assets.
At March 31, 2015, the Bank maintained credit facilities with the FHLB for $296.4 million and credit facilities with the Federal Reserve Bank of San Francisco for $80.5 million, of which there were $7.4 million of FHLB borrowings outstanding at March 31, 2015. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $55.0 million as of March 31, 2015. There were no federal funds purchased as of March 31, 2015.

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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $161,000 for the three months ended March 31, 2015, and primarily consisted of proceeds from sale of loans held for sale of $27.1 million, net income of $9.8 million and depreciation and amortization of $3.4 million, partially offset by originations for loans held for sale of $29.2 million and net change in other assets and liabilities of $10.9 million. During the three months ended March 31, 2015, net cash used in investing activities was $41.4 million, which consisted primarily of purchases of investment securities available for sale of $55.7 million and net loan originations of $39.5 million, offset partially by maturities of investment securities available for sale of $28.9 million and proceeds from sales of investment securities available for sale of $23.9 million. Net cash used in financing activities was $370,000 for the three months ended March 31, 2015, and primarily consisted of a net increase in Federal Home Loan Bank advances of $7.4 million and a net increase in deposits of $6.1 million, offset partially by a $9.0 million decrease in the securities sold under agreement to repurchase, $3.0 million payment of cash dividends on common stock and $2.4 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2015 was $462.5 million compared with $454.5 million at December 31, 2014. During the three months ended March 31, 2015, the Company realized net income of $9.8 million, declared and paid cash dividends of $3.0 million, recorded $2.8 million in other comprehensive income, recorded stock-based compensation expense totaling $374,000, recorded $461,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $2.4 million.
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
Pursuant to minimum capital requirements of the FDIC effective on January 1, 2015, all FDIC-insured financial institutions, including Heritage Bank, are required to maintain a minimum common equity Tier 1 risk-based capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 leverage ratio to average assets of 4.0% and minimum risk-based capital ratios of Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.
As of March 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of March 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$117,424	4.5%	N/A	N/A	$330,520	12.7%
Tier 1 leverage capital to average assets	132,289	4.0	N/A	N/A	349,545	10.6
Tier 1 capital to risk-weighted assets	156,565	6.0	N/A	N/A	349,545	13.4
Total capital to risk-weighted assets	208,753	8.0	N/A	N/A	377,541	14.5
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	117,360	4.5	169,520	6.5	342,682	13.1
Tier 1 leverage capital to average assets	132,247	4.0	165,309	5.0	342,682	10.4
Tier 1 capital to risk-weighted assets	156,480	6.0	208,640	8.0	342,682	13.1
Total capital to risk-weighted assets	208,640	8.0	260,800	10.0	370,648	14.2

As of December 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,881	4.0%	N/A	N/A	$340,292	10.2%
Tier 1 capital to risk-weighted assets	97,620	4.0	N/A	N/A	340,292	13.9
Total capital to risk-weighted assets	195,240	8.0	N/A	N/A	368,198	15.1
Heritage Bank
Tier 1 leverage capital to average assets	132,853	4.0	166,066	5.0	332,147	10.0
Tier 1 capital to risk-weighted assets	97,585	4.0	146,378	6.0	332,147	13.6
Total capital to risk-weighted assets	195,171	8.0	243,964	10.0	360,053	14.8

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act”). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased in over the period of 2015 through 2019, including, among others, a new capital conservation buffer requirement, which requires banking organizations to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 22, 2015, the Company’s Board of Directors declared a dividend of $0.11 per common share payable on May 21, 2015 to shareholders of record on May 7, 2015.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year-ended at December 31, 2014.
We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Heritage and Heritage Bank are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank, other than the matter described below.
On April 4, 2014, Washington Banking, its directors and Heritage entered into and documented an agreement in principle among Washington Banking, its directors, Heritage and the plaintiffs for the settlement of the putative shareholder class action lawsuit captioned In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA, pending before the Superior Court of the State of Washington in and for King County (the

“Action”).  The Action alleged that Washington Banking’s directors breached their fiduciary duties to Washington Banking and its shareholders in connection with the transactions contemplated by the Agreement and Plan of Merger, dated October 23, 2013 (the “Merger Agreement”), under which Washington Banking and Heritage combined their organizations in a strategic combination, with Washington Banking merging with and into Heritage. The Action also alleged, among other things, that Heritage aided and abetted the alleged breaches of fiduciary duties by Washington Banking's directors and that the public disclosures concerning the Washington Banking Merger are misleading in various respects.
              On December 15, 2014, the Court entered an order preliminarily approving the settlement of the consolidated litigation and ordering WBCO to provide notice of the proposed settlement to those persons who held Washington Banking shares during the purported class period.
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
The settlement of the Action did not affect the Washington Banking Merger consideration paid to Washington Banking’s shareholders in connection with the completion of the Washington Banking Merger on May 1, 2014.  Washington Banking, its directors and Heritage took the position that the Action was without merit and denied any wrongdoing of any kind.  Washington Banking, its directors and Heritage entered into the settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the stipulation of settlement or any public filing, including this Quarterly Report on Form 10-Q, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained herein or in any public filing associated with the settlement of the Action.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended March 31,
	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	—	704,975
Stock repurchase average share price	$—	$—	$15.85

Eleventh Plan
Repurchased shares	137,366	—	137,366
Stock repurchase average share price	$16.10	$—	$16.10
(1) Represents shares repurchased and average share price paid during the duration of the plan.

During the three months ended March 31, 2015 and 2014, the Company also repurchased 9,923 and 9,298 shares at an average price of $16.31 and $17.77, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the three months ended March 31, 2015 and 2014, respectively.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015— January 31, 2015	164	$16.08	7,313,423	1,513,000
February 1, 2015— February 28, 2015	33,954	16.09	7,340,308	1,486,115
March 1, 2015—March 31, 2015	113,171	16.13	7,450,789	1,375,634
Total	147,289	$16.12	7,450,789	1,375,634

(1)
Common shares repurchased by the Company between January 1, 2015 and March 31, 2015 included the cancellation of 9,923 shares of restricted stock to pay withholding taxes at an average price per share of $16.31.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

11	Statement regarding computation of earnings per share (19)

14.0	Code of Ethics and Conduct Policy (20)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements (21)

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Reference is made to Note 10—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part 1. Item 1. herein.

(20)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

(21)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
May 6, 2015	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
May 6, 2015	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.