Form 10-Q
period 2015-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2015-08-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 30, 2015 there were 29,954,942 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
June 30, 2015

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2015 and December 31, 2014
(Dollars in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash on hand and in banks	$62,540	$74,028
Interest earning deposits	22,772	47,608
Cash and cash equivalents	85,312	121,636
Other interest earning deposits	5,110	10,126
Investment securities available for sale, at fair value	699,122	742,846
Investment securities held to maturity (fair value of $34,494 and $36,874, respectively)	33,587	35,814
Loans held for sale	6,939	5,582
Noncovered loans receivable, net	2,239,621	2,124,877
Allowance for loan losses on noncovered loans	(22,779)	(22,153)
Noncovered loans receivable, net of allowance for loan losses	2,216,842	2,102,724
Covered loans receivable, net	107,681	126,200
Allowance for loan losses on covered loans	(5,499)	(5,576)
Covered loans receivable, net of allowance for loan losses	102,182	120,624
Total loans receivable, net	2,319,024	2,223,348
FDIC indemnification asset	388	1,116
Other real estate owned ($2,758 and $1,177 covered by FDIC shared-loss agreements, respectively)	3,017	3,355
Premises and equipment, net	63,968	64,938
Federal Home Loan Bank stock, at cost	4,148	12,188
Bank owned life insurance	60,579	35,176
Accrued interest receivable	9,883	9,836
Prepaid expenses and other assets	60,383	61,871
Other intangible assets, net	9,835	10,889
Goodwill	119,029	119,029
Total assets	$3,480,324	$3,457,750
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$2,946,487	$2,906,331
Junior subordinated debentures	19,278	19,082
Securities sold under agreement to repurchase	20,589	32,181
Accrued expenses and other liabilities	34,842	45,650
Total liabilities	3,021,196	3,003,244
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,954,936 and 30,259,838 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	358,365	364,741
Retained earnings	98,565	86,387
Accumulated other comprehensive income, net	2,198	3,378
Total stockholders’ equity	459,128	454,506
Total liabilities and stockholders’ equity	$3,480,324	$3,457,750
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$30,554	$27,446	$61,035	$43,897
Taxable interest on investment securities	2,328	1,812	5,012	2,451
Nontaxable interest on investment securities	1,048	638	2,081	1,074
Interest and dividends on other interest earning assets	60	127	111	214
Total interest income	33,990	30,023	68,239	47,636
INTEREST EXPENSE:
Deposits	1,309	1,297	2,626	2,151
Junior subordinated debentures	193	115	432	115
Other borrowings	18	15	37	33
Total interest expense	1,520	1,427	3,095	2,299
Net interest income	32,470	28,596	65,144	45,337
Provision for loan losses on noncovered loans	1,189	370	2,474	349
Provision for loan losses on covered loans	—	321	(77)	800
Total provision for loan losses	1,189	691	2,397	1,149
Net interest income after provision for loan losses	31,281	27,905	62,747	44,188
NONINTEREST INCOME:
Service charges and other fees	3,687	2,777	6,982	4,175
Merchant Visa income, net	194	316	392	561
Change in FDIC indemnification asset	(304)	109	(497)	72
Gain on sale of investment securities, net	425	87	969	267
Gain on sale of loans, net	1,282	233	2,417	233
Other income	1,597	1,258	4,963	1,779
Total noninterest income	6,881	4,780	15,226	7,087
NONINTEREST EXPENSE:
Compensation and employee benefits	13,842	12,779	28,067	20,790
Occupancy and equipment	3,850	2,816	7,541	5,433
Data processing	1,925	4,003	3,552	4,999
Marketing	1,063	496	1,696	1,001
Professional services	904	3,230	1,708	4,060
State and local taxes	569	554	1,189	803
Impairment loss on investment securities, net	—	37	—	45
Federal deposit insurance premium	523	460	1,038	712
Other real estate owned, net	200	214	859	266
Amortization of intangible assets	527	489	1,054	645
Other expense	2,676	1,915	5,413	3,018
Total noninterest expense	26,079	26,993	52,117	41,772
Income before income taxes	12,083	5,692	25,856	9,503
Income tax expense	3,358	1,544	7,352	2,812
Net income	$8,725	$4,148	$18,504	$6,691
Basic earnings per common share	$0.29	$0.16	$0.61	$0.32
Diluted earnings per common share	$0.29	$0.16	$0.61	$0.32
Dividends declared per common share	$0.11	$0.08	$0.21	$0.16
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,725	$4,148	$18,504	$6,691
Change in fair value of securities available for sale, net of tax of $(2,106), $1,089, $(402) and $1,410, respectively	(3,891)	2,022	(739)	2,615
Reclassification adjustment of net gain from sale of investment securities included in income, net of tax of $(149), $(30), $(339) and $(93), respectively	(276)	(57)	(630)	(174)
Accretion of other-than-temporary impairment on investment securities, net of tax of $1, $8, $4 and $16, respectively	3	15	11	30
Reclassification of other-than-temporary impairment on securities from sale of investment securities, net of tax $99, $0, $99, $0	178	—	178	—
Other comprehensive (loss) income	(3,986)	1,980	(1,180)	2,471
Comprehensive income	$4,739	$6,128	$17,324	$9,162
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stock- holders’ equity
Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	6	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including excess tax benefits from nonqualified stock options)	38	427	—	—	427
Restricted stock compensation expense	—	539	—	—	539
Excess tax benefits from restricted stock	—	33	—	—	33
Common stock repurchased	(17)	(271)	—	—	(271)
Net income	—	—	6,691	—	6,691
Other comprehensive income, net of tax	—	—	—	2,471	2,471
Common stock issued in business combination	13,975	226,751	—	—	226,751
Cash dividends declared on common stock ($0.16 per share)	—	—	(2,594)	—	(2,594)
Balance at June 30, 2014	30,213	$366,158	$82,362	$1,309	$449,829

Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	116	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	43	541	—	—	541
Restricted stock compensation expense	—	716	—	—	716
Excess tax benefits from restricted stock	—	90	—	—	90
Common stock repurchased	(464)	(7,723)	—	—	(7,723)
Net income	—	—	18,504	—	18,504
Other comprehensive loss, net of tax	—	—	—	(1,180)	(1,180)
Cash dividends declared on common stock ($0.21 per share)	—	—	(6,326)	—	(6,326)
Balance at June 30, 2015	29,955	$358,365	$98,565	$2,198	$459,128
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$18,504	$6,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,670	4,829
Changes in net deferred loan fees, net of amortization	(1,001)	(393)
Provision for loan losses	2,397	1,149
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(7,672)	(3,176)
Restricted and unrestricted stock compensation expense	716	539
Stock option compensation expense	—	20
Excess tax benefits from stock options and restricted and unrestricted stock	(90)	(33)
Amortization of intangible assets	1,054	645
Gain on sale of investment securities, net	(969)	(267)
Impairment loss on investment of securities, net	—	45
Origination of loans held for sale	(66,257)	(12,592)
Gain on sale of loans, net	(2,417)	(233)
Proceeds from sale of loans held for sale	67,317	9,329
Earnings on bank owned life insurance	(403)	(95)
Valuation adjustment on other real estate owned	415	—
Loss (gain) on sale of other real estate owned, net	97	(65)
Loss on sale or write-off of furniture, equipment and leasehold improvements	—	421
Net cash provided by operating activities	18,361	6,814
Cash flows from investing activities:
Loans originated, net of principal payments	(98,885)	4,969
Maturities of other interest earning deposits	4,986	1,494
Maturities of investment securities available for sale	56,700	17,916
Maturities of investment securities held to maturity	1,235	521
Purchase of investment securities available for sale	(81,755)	(206,075)
Purchase of investment securities held to maturity	—	(3,313)
Purchase of premises and equipment	(979)	(1,978)
Proceeds from sales of other real estate owned	1,639	3,857
Proceeds from sales of investment securities available for sale	64,432	157,987
Proceeds from redemption of FHLB stock	8,040	258
Purchase of bank owned life insurance	(25,000)	—
Investment in new market tax credit partnership	—	(25,000)
Investment in low-income housing tax credit partnership	(244)	—
Net cash received from acquisitions	—	31,591
Net cash (used in) provided by investing activities	(69,831)	(17,773)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	40,156	33,459
Common stock cash dividends paid	(6,326)	(2,594)
Net decrease in securities sold under agreement to repurchase	(11,592)	(3,970)
Proceeds from exercise of stock options	541	427
Excess tax benefits from stock options and restricted and unrestricted stock	90	33
Repurchase of common stock	(7,723)	(271)
Net cash (used in) provided by financing activities	15,146	27,084
Net (decrease) increase in cash and cash equivalents	(36,324)	16,125
Cash and cash equivalents at beginning of period	121,636	130,400
Cash and cash equivalents at end of period	$85,312	$146,525

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,923	$1,848
Cash paid for income taxes	9,805	7,000

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$1,813	$218
Common stock issued for business combinations	—	226,751
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	458,312
Loans held for sale	—	3,923
Noncovered loans receivable	—	893,824
Covered loans receivable	—	109,693
Other real estate owned	—	7,121
Premises and equipment	—	31,776
Federal Home Loan Bank stock	—	7,064
FDIC indemnification asset	—	7,047
Accrued interest receivable	—	4,943
Bank owned life insurance	—	32,519
Prepaid expenses and other assets	—	14,942
Other intangible assets	—	11,194
Deposits	—	(1,433,894)
Junior subordinated debentures	—	(18,937)
Accrued expenses and other liabilities	—	(23,551)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its 67 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust. Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note 9, Junior Subordinated Debentures.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures. Estimates related to the allowance for loan losses, other than temporary impairments in the fair value of investment securities, expected cash flows of purchased credit impaired loans and related indemnification asset, fair value measurements, stock-based compensation, impairment of goodwill and other intangible assets and income taxes are particularly subject to change. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
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
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$26,339	$113	$(6)	$26,446
Municipal securities	172,837	2,246	(873)	174,210
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	488,356	3,199	(1,285)	490,270
Corporate obligations	6,243	—	(12)	6,231
Mutual funds and other equities	1,956	9	—	1,965
Total	$695,731	$5,567	$(2,176)	$699,122

	Securities Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$21,414	$44	$(31)	$21,427
Municipal securities	170,082	3,139	(184)	173,037
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government agencies	539,859	4,015	(1,475)	542,399
Corporate obligations	4,034	—	(24)	4,010
Mutual funds and other equities	1,956	17	—	1,973
Total	$737,345	$7,215	$(1,714)	$742,846

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	June 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,582	$158	$—	$1,740
Municipal securities	21,927	553	(24)	22,456
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,078	313	(93)	10,298
Private residential collateralized mortgage obligations	—	—	—	—
Total	$33,587	$1,024	$(117)	$34,494

	Securities Held to Maturity
	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	$167	$—	$1,758
Municipal securities	22,486	643	(11)	23,118
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	364	(74)	11,156
Private residential collateralized mortgage obligations	871	75	(104)	842
Total	$35,814	$1,249	$(189)	$36,874
There were no securities classified as trading at June 30, 2015 or December 31, 2014.

The amortized cost and fair value of securities at June 30, 2015, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,543	$3,555	$3,005	$3,019
Due after one year through three years	32,677	32,854	3,749	3,779
Due after three years through five years	34,919	35,246	6,911	7,211
Due after five years through ten years	148,604	149,692	16,745	17,331
Due after ten years	474,032	475,810	3,177	3,154
Investment securities with no stated maturities	1,956	1,965	—	—
Total	$695,731	$699,122	$33,587	$34,494
(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of June 30, 2015 and December 31, 2014 were as follows:

	Securities Available for Sale
	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,584	$(6)	$—	$—	$4,584	$(6)
Municipal securities	$54,568	$(855)	$1,460	$(18)	$56,028	$(873)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	104,716	(569)	49,465	(716)	154,181	(1,285)
Corporate obligations	6,231	(12)	—	—	6,231	(12)
Total	$170,099	$(1,442)	$50,925	$(734)	$221,024	$(2,176)

	Securities Available for Sale
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,567	$(31)	$—	$—	$3,567	$(31)
Municipal securities	25,176	(184)	—	—	25,176	(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	182,970	(1,475)	—	—	182,970	(1,475)
Corporate obligations	2,119	(24)	—	—	2,119	(24)
Total	$213,832	$(1,714)	$—	$—	$213,832	$(1,714)

Held to maturity investment securities with unrecognized losses as of June 30, 2015 and December 31, 2014 were as follows:

	Securities Held to Maturity
	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$1,094	$(24)	$—	$—	$1,094	$(24)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	2,009	(93)	2,009	(93)
Total	$1,094	$(24)	$2,009	$(93)	$3,103	$(117)

	Securities Held to Maturity
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$2,196	$(11)	$—	$—	$2,196	$(11)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,553	(74)	—	—	2,553	(74)
Private residential collateralized mortgage obligations	558	(104)	—	—	558	(104)
Total	$5,307	$(189)	$—	$—	$5,307	$(189)

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
During the three months ended June 30, 2015, the Company sold its entire portfolio of private residential collateralized mortgage obligations with a carrying value of $829,000, all of which were classified as held-to-maturity. Since acquisition these securities had been downgraded below the Company's acceptable investment grades. As of result of these downgrades and the effects of Basel III on the risk-weighting of sub-investment grade securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized loss of $125,000 on this sale. The Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by this sale.
Prior to the sale of the securities noted above, to analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average prepayment rate and average discount rate used in the valuation of the present value as of June 30, 2014 were 6.0% and 9.4%, respectively.
For the six months ended June 30, 2015, there were no private residential collateralized mortgage obligations determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the six months ended June 30, 2015 in earnings or other comprehensive income. In comparison, for the six months ended June 30, 2014, there were four private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the three and six months ended June 30, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings.
The following table summarizes activity for the six months ended June 30, 2014 related to the amount of impairments on held to maturity securities:

	Life-to-Date Gross Other-Than-Temporary Impairments	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	45	—	45
June 30, 2014	$2,648	$1,152	$1,496

(c) Pledged Securities

The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$195,548	$197,810	$150,507	$153,785
Federal Reserve Bank of San Francisco and FHLB to secure borrowing arrangements	512	513	4,430	4,460
Repurchase agreements	31,612	31,801	43,676	44,457
Other securities pledged	15,073	15,162	14,828	14,922
Total	$242,745	$245,286	$213,441	$217,624

At June 30, 2015 and December 31, 2014, the total carrying value of pledged securities was $245.0 million and $216.7 million, respectively.

(3)	Noncovered Loans Receivable
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. From the second quarter of 2013 until May 1, 2014, the Company only originated single-family loans for its loan portfolio. As a result of the Washington Banking Merger, since May 1, 2014 the Company is originating and selling a majority of its single-family mortgages.
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
As a result of the Washington Banking Merger, the Company is originating indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its purchase of indirect loans primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.

Noncovered loans receivable at June 30, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$551,989	$551,343
Owner-occupied commercial real estate	565,721	535,742
Non-owner occupied commercial real estate	676,872	616,757
Total commercial business	1,794,582	1,703,842
One-to-four family residential	67,083	63,540
Real estate construction and land development:
One-to-four family residential	41,693	46,749
Five or more family residential and commercial properties	66,024	61,360
Total real estate construction and land development	107,717	108,109
Consumer	270,175	250,323
Gross noncovered loans receivable	2,239,557	2,125,814
Net deferred loan fees	64	(937)
Noncovered loans receivable, net	2,239,621	2,124,877
Allowance for loan losses	(22,779)	(22,153)
Noncovered loans receivable, net of allowance for loan losses	$2,216,842	$2,102,724
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger allowed the expansion of the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at June 30, 2015) non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of June 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

Numerical loan grades for all commercial business loans and real estate construction and land development loans are established at the origination of the loan. Prior to November 2014, one-to-four family residential loans and consumer loans (“non-commercial loans”) were not numerically graded at origination date as these loans were determined to be “pass graded” loans. A numeric grade was assigned to these non-commercial loans if subsequent to origination, the credit department evaluated the credit and determined it necessary to classify the loan. Subsequent to November 2014, non-commercial loans were designated a loan grade “4” at origination date to reflect a "pass grade". The Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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

The following tables present the balance of the noncovered loans receivable by credit quality indicator as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$522,215	$10,389	$19,073	$312	$551,989
Owner-occupied commercial real estate	545,857	8,136	11,728	—	565,721
Non-owner occupied commercial real estate	641,385	19,603	15,884	—	676,872
Total commercial business	1,709,457	38,128	46,685	312	1,794,582
One-to-four family residential	64,953	—	2,130	—	67,083
Real estate construction and land development:
One-to-four family residential	32,316	1,465	7,912	—	41,693
Five or more family residential and commercial properties	62,048	—	3,976	—	66,024
Total real estate construction and land development	94,364	1,465	11,888	—	107,717
Consumer	263,731	—	6,444	—	270,175
Gross noncovered loans	$2,132,505	$39,593	$67,147	$312	$2,239,557

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$509,483	$14,487	$27,049	$324	$551,343
Owner-occupied commercial real estate	496,234	22,946	16,562	—	535,742
Non-owner occupied commercial real estate	584,262	17,643	14,852	—	616,757
Total commercial business	1,589,979	55,076	58,463	324	1,703,842
One-to-four family residential	61,185	315	2,040	—	63,540
Real estate construction and land development:
One-to-four family residential	34,356	3,977	8,416	—	46,749
Five or more family residential and commercial properties	57,025	—	4,335	—	61,360
Total real estate construction and land development	91,381	3,977	12,751	—	108,109
Consumer	242,836	—	7,487	—	250,323
Gross noncovered loans	$1,985,381	$59,368	$80,741	$324	$2,125,814

Noncovered potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Noncovered potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Noncovered potential problem loans as of June 30, 2015 and December 31, 2014 were $86.2 million and $117.3 million, respectively. The balance of noncovered potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $501,000 and $2.0 million as of June 30, 2015 and December 31, 2014, respectively.

(d) Nonaccrual Loans
Nonaccrual noncovered loans, segregated by segments and classes of loans, were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$2,533	$3,463
Owner-occupied commercial real estate	1,957	1,163
Non-owner occupied commercial real estate	—	93
Total commercial business	4,490	4,719
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	2,489	2,652
Total real estate construction and land development	2,489	2,652
Consumer	19	139
Gross nonaccrual noncovered loans	$6,998	$7,510
The Company had $1.7 million and $1.6 million of nonaccrual noncovered loans guaranteed by governmental agencies at June 30, 2015 and December 31, 2014, respectively.
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

The balances of past due noncovered loans, segregated by segments and classes of loans, as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,194	$1,690	$2,884	$549,105	$551,989	$—
Owner-occupied commercial real estate	1,944	1,087	3,031	562,690	565,721	—
Non-owner occupied commercial real estate	378	182	560	676,312	676,872	—
Total commercial business	3,516	2,959	6,475	1,788,107	1,794,582	—
One-to-four family residential	41	—	41	67,042	67,083	—
Real estate construction and land development:
One-to-four family residential	668	1,964	2,632	39,061	41,693	—
Five or more family residential and commercial properties	—	—	—	66,024	66,024	—
Total real estate construction and land development	668	1,964	2,632	105,085	107,717	—
Consumer	1,358	—	1,358	268,817	270,175	—
Gross noncovered loans	$5,583	$4,923	$10,506	$2,229,051	$2,239,557	$—
(1) Excludes PCI loans.

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,503	$1,962	$4,465	$546,878	$551,343	$—
Owner-occupied commercial real estate	1,038	100	1,138	534,604	535,742	—
Non-owner occupied commercial real estate	113	75	188	616,569	616,757	—
Total commercial business	3,654	2,137	5,791	1,698,051	1,703,842	—
One-to-four family residential	200	—	200	63,340	63,540	—
Real estate construction and land development:
One-to-four family residential	62	2,135	2,197	44,552	46,749	—
Five or more family residential and commercial properties	—	376	376	60,984	61,360	—
Total real estate construction and land development	62	2,511	2,573	105,536	108,109	—
Consumer	2,413	125	2,538	247,785	250,323	—
Gross noncovered loans	$6,329	$4,773	$11,102	$2,114,712	$2,125,814	$—
(1) Excludes PCI loans.

(f) Impaired loans

Impaired noncovered loans includes nonaccrual noncovered loans and performing troubled debt restructured noncovered loans ("TDRs"). The table below excludes $624,000, as of June 30, 2015, of certain performing TDR noncovered loans classified as PCI as these loans are recorded at the recorded investment balance and may not have further impairment. The balance of impaired noncovered loans as of June 30, 2015 and December 31, 2014 are set forth in the following tables.

	June 30, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$865	$5,860	$6,725	$7,111	$746
Owner-occupied commercial real estate	—	3,214	3,214	3,232	755
Non-owner occupied commercial real estate	3,752	5,786	9,538	9,547	943
Total commercial business	4,617	14,860	19,477	19,890	2,444
One-to-four family residential	—	241	241	241	74
Real estate construction and land development:
One-to-four family residential	2,424	984	3,408	3,995	28
Five or more family residential and commercial properties	—	2,009	2,009	2,009	200
Total real estate construction and land development	2,424	2,993	5,417	6,004	228
Consumer	—	122	122	124	24
Total	$7,041	$18,216	$25,257	$26,259	$2,770

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,134	$7,906	$9,040	$9,349	$1,325
Owner-occupied commercial real estate	360	2,421	2,781	2,781	684
Non-owner occupied commercial real estate	2,459	4,846	7,305	7,279	465
Total commercial business	3,953	15,173	19,126	19,409	2,474
One-to-four family residential	—	245	245	245	75
Real estate construction and land development:
One-to-four family residential	2,307	2,217	4,524	4,964	396
Five or more family residential and commercial properties	—	2,056	2,056	2,056	234
Total real estate construction and land development	2,307	4,273	6,580	7,020	630
Consumer	33	172	205	208	56
Total	$6,293	$19,863	$26,156	$26,882	$3,235

The Company had governmental guarantees of $2.1 million and $2.4 million related to the impaired noncovered loan balances at June 30, 2015 and December 31, 2014, respectively.
The average recorded investment of impaired noncovered loans for the three and six months ended June 30, 2015 and 2014 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$7,524	$11,899	$9,464	$11,596
Owner-occupied commercial real estate	2,779	3,489	3,137	3,325
Non-owner occupied commercial real estate	8,320	7,854	8,113	7,710
Total commercial business	18,623	23,242	20,714	22,631
One-to-four family residential	242	581	375	585
Real estate construction and land development:
One-to-four family residential	3,496	6,028	4,578	5,580
Five or more family residential and commercial properties	2,020	2,114	2,056	2,211
Total real estate construction and land development	5,516	8,142	6,634	7,791
Consumer	124	967	476	904
Total	$24,505	$32,932	$28,199	$31,911
For the three and six months ended June 30, 2015 and 2014, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended June 30, 2015 and 2014, the Bank recorded $224,000 and $260,000, respectively, of interest income related to performing TDR noncovered loans. For the six months ended June 30, 2015 and 2014, the Bank recorded $420,000 and $533,000, respectively, of interest income related to performing TDR noncovered loans.
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

The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR noncovered loans as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR noncovered loans	$19,783	$4,288	$18,764	$5,010
Allowance for loan losses on TDR noncovered loans	2,280	282	1,908	1,033

The unfunded commitment to borrowers related to noncovered TDRs was $376,000 and $1.8 million at June 30, 2015 and December 31, 2014, respectively.
Noncovered loans that were modified as TDRs during the three and six months ended June 30, 2015 and 2014 are set forth in the following tables:

	Three Months Ended June 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	12	$1,691	6	$1,942
Owner-occupied commercial real estate	3	873	—	—
Non-owner occupied commercial real estate	3	6,450	2	1,023
Total commercial business	18	9,014	8	2,965
One-to-four family residential	0	—	0	—
Real estate construction and land development:
One-to-four family residential	2	1,038	1	88
Total real estate construction and land development	2	1,038	1	88
Consumer	—	—	—	—
Total TDR noncovered loans	20	$10,052	9	$3,053

	Six Months Ended June 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	19	$2,610	11	$3,072
Owner-occupied commercial real estate	4	873	1	347
Non-owner occupied commercial real estate	3	6,450	2	1,023
Total commercial business	26	9,933	14	4,442
Real estate construction and land development:
One-to-four family residential	4	2,543	1	277
Total real estate construction and land development	4	2,543	1	277
Consumer	1	38	3	219
Total TDR noncovered loans	31	$12,514	18	$4,938

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three and six months ended June 30, 2015. During both the three and six months ended June 30, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000.

Of the 20 noncovered loans modified during the three months ended June 30, 2015, 9 loans with a total outstanding principal balance of $4.0 million had no prior modifications. Of the 18 noncovered loans modified during the three months ended June 30, 2014, 4 loans with a total outstanding principal balance of $761,000 had no prior modifications. The remaining noncovered loans included in the tables above for the six months ended June 30, 2015 and 2014 were previously reported as noncovered TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a noncovered TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a noncovered TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at June 30, 2015 for noncovered loans that were modified as TDRs during the three months ended June 30, 2015 and during the six months ended June 30, 2015 was $1.2 million and $1.3 million, respectively.
The noncovered loans modified during the previous twelve months ended June 30, 2015 and 2014 that subsequently defaulted during the three and six months ended June 30, 2015 and 2014 are included in the following tables:

	Three Months Ended June 30,
	2015		2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$57	3	$790
Non-owner occupied commercial real estate	0	—	1	2
Total commercial business	1	57	4	792
Real estate construction and land development:
One-to-four family residential	1	865	—	—
Total real estate construction and land development	1	865	—	—
Total	2	$922	4	$792

	Six Months Ended June 30,
	2015		2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$57	3	$790
Non-owner occupied commercial real estate	0	—	1	2
Total commercial business	1	57	4	792
Real estate construction and land development:
One-to-four family residential	1	865	—	—
Total real estate construction and land development	1	865	—	—
Total	2	$922	4	$792
The one-to-four family residential real estate construction loan totaling $865,000 included in the above table defaulted during the three months ended June 30, 2015 because it was past its modified maturity date, and the borrower had not repaid the credit. The Bank does not intend to extend the maturity date. All other loans included in the table above for both periods defaulted as the loans were greater than 90 days past due. The Bank had a specific valuation allowance at June 30, 2015 related to the credits which defaulted during the three months ended June 30, 2015 of $5,000.

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

The following table reflects the outstanding principal balance and recorded investment at June 30, 2015 and December 31, 2014 of the PCI noncovered loans:

	June 30, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$15,338	$11,775	$22,144	$18,040
Owner-occupied commercial real estate	12,435	11,271	18,165	16,208
Non-owner occupied commercial real estate	14,701	12,628	12,684	11,185
Total commercial business	42,474	35,674	52,993	45,433
One-to-four family residential	2,230	2,220	2,269	2,235
Real estate construction and land development:
One-to-four family residential	7,461	3,310	8,456	4,223
Five or more family residential and commercial properties	2,263	2,486	2,721	2,963
Total real estate construction and land development	9,724	5,796	11,177	7,186
Consumer	5,158	6,337	5,983	7,055
Gross PCI noncovered loans	$59,586	$50,027	$72,422	$61,909
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI noncovered loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI noncovered loans.
The following table summarizes the accretable yield on the PCI noncovered loans resulting from the Pierce, NCB, and Valley acquisitions and the Washington Banking Merger for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$14,015	$7,089	$12,572	$7,714
Accretion	(1,030)	(761)	(2,042)	(1,589)
Disposal and other	(1,221)	(703)	(1,505)	(1,336)
Change in accretable yield	—	10,773	2,739	11,609
Balance at the end of the period	$11,764	$16,398	$11,764	$16,398

(4)	Covered Loans Receivable
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
The recorded investment of covered loans receivable at June 30, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$16,836	$19,110
Owner-occupied commercial real estate	43,521	59,244
Non-owner occupied commercial real estate	29,764	26,879
Total commercial business	90,121	105,233
One-to-four family residential	5,080	5,990
Real estate construction and land development:
One-to-four family residential	1,962	2,446
Five or more family residential and commercial properties	2,319	3,560
Total real estate construction and land development	4,281	6,006
Consumer	8,199	8,971
Gross covered loans receivable	107,681	126,200
Allowance for loan losses	(5,499)	(5,576)
Covered loans receivable, net	$102,182	$120,624
On April 16, 2015, the 5-year shared-loss period ended for certain non-single family loans, as categorized by the FDIC, in the City Bank portfolio. The Company's recorded investment balance of these loans totaled $25.4 million at June 30, 2015. Since the end of the shared-loss period, the Company has continued to report these loans as covered loans in the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 as these loans are covered under the shared-loss agreement for an additional 3-year shared-recovery period.
At June 30, 2015 and December 31, 2014, the recorded investment balance of loans which are no longer covered under the FDIC shared-loss agreements due to Company modifications, but are included in the covered loan table above as they are included in the loan pool established at the time of acquisition, was $1.5 million and $872,000, respectively.
(b) Credit Quality Indicators
The following tables present the recorded invested balance of the covered loans receivable by credit quality indicator as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$10,185	$104	$4,727	$1,820	$16,836
Owner-occupied commercial real estate	31,867	3,266	8,135	253	43,521
Non-owner occupied commercial real estate	12,958	32	14,628	2,146	29,764
Total commercial business	55,010	3,402	27,490	4,219	90,121
One-to-four family residential	4,739	—	341		5,080
Real estate construction and land development:
One-to-four family residential	1,791	—	171	—	1,962
Five or more family residential and commercial properties	1,503	—	816	—	2,319
Total real estate construction and land development	3,294	—	987	—	4,281
Consumer	6,099	—	2,100	—	8,199
Gross covered loans receivable	$69,142	$3,402	$30,918	$4,219	$107,681

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$11,297	$131	$5,442	$2,240	$19,110
Owner-occupied commercial real estate	40,357	4,957	13,583	347	59,244
Non-owner occupied commercial real estate	9,656	40	17,183	—	26,879
Total commercial business	61,310	5,128	36,208	2,587	105,233
One-to-four family residential	5,414	425	151	—	5,990
Real estate construction and land development:
One-to-four family residential	2,178	—	268	—	2,446
Five or more family residential and commercial properties	1,758	—	1,802	—	3,560
Total real estate construction and land development	3,936	—	2,070	—	6,006
Consumer	7,030	—	1,941	—	8,971
Gross covered loans receivable	$77,690	$5,553	$40,370	$2,587	$126,200

(c) Nonaccrual Loans
The recorded investment balance of nonaccrual covered loans, segregated by segments and classes of loans, were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$1,820	$2,321
Owner-occupied commercial real estate	1,087	1,132
Non-owner-occupied commercial real estate	401	424
Total commercial business	3,308	3,877
One-to-four family residential	171	179
Consumer	32	6
Gross nonaccrual covered loans	$3,511	$4,062
PCI covered loans are not included in the nonaccrual table above because the loans are accounted for under ASC 310-30, whereby accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.
(d) Past Due Loans
The balances of past due covered loans, segregated by segments and classes of loans, as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$162	$2,173	$2,335	$14,501	$16,836	$—
Owner-occupied commercial real estate	—	684	684	42,837	43,521	—
Non-owner occupied commercial real estate	—	—	—	29,764	29,764	—
Total commercial business	162	2,857	3,019	87,102	90,121	—
One-to-four family residential	—	—	—	5,080	5,080	—
Real estate construction and land development:
One-to-four family residential	—	—	—	1,962	1,962	—
Five or more family residential and commercial properties	311	41	352	1,967	2,319	—
Total real estate construction and land development	311	41	352	3,929	4,281	—
Consumer	71	749	820	7,379	8,199	—
Gross covered loans receivable	$544	$3,647	$4,191	$103,490	$107,681	$—
(1) Excludes covered PCI loans.

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$2,262	$1,163	$3,425	$15,685	$19,110	$—
Owner-occupied commercial real estate	645	2,680	3,325	55,919	59,244	—
Non-owner occupied commercial real estate	1,713	456	2,169	24,710	26,879	—
Total commercial business	4,620	4,299	8,919	96,314	105,233	—
One-to-four family residential	112	—	112	5,878	5,990	—
Real estate construction and land development:
One-to-four family residential	178	90	268	2,178	2,446	—
Five or more family residential and commercial properties	—	220	220	3,340	3,560	—
Total real estate construction and land development	178	310	488	5,518	6,006	—
Consumer	263	727	990	7,981	8,971	—
Gross covered loans receivable	$5,173	$5,336	$10,509	$115,691	$126,200	$—
(1) Excludes covered PCI loans.

(e) Impaired Loans
A covered loan, not initially classified as PCI, generally becomes impaired when classified as nonaccrual or when its modification results in a TDR. The table below excludes certain TDR loans totaling $10.0 million and $10.3 million as of June 30, 2015 and December 31, 2014, respectively, which are classified as PCI. These PCI loans are recorded at the recorded investment balance and may not have further impairment. Impaired covered loans as of June 30, 2015 and December 31, 2014 are set forth in the following tables.

	June 30, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,820	$—	$1,820	$3,257	$—
Owner-occupied commercial real estate	—	1,395	1,395	1,441	289
Non-owner occupied commercial real estate	—	401	401	435	49
Total commercial business	1,820	1,796	3,616	5,133	338
Real estate construction and land development:
One-to-four family residential	—	172	172	180	45
Total real estate construction and land development	—	172	172	180	45
Consumer	26	6	32	34	2
Total	$1,846	$1,974	$3,820	$5,347	$385

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,240	$94	$2,334	$3,696	$9
Owner-occupied commercial real estate	—	1,132	1,132	1,156	295
Non-owner occupied commercial real estate	—	424	424	440	66
Total commercial business	2,240	1,650	3,890	5,292	370
Real estate construction and land development:
One-to-four family residential	—	179	179	182	51
Total real estate construction and land development	—	179	179	182	51
Consumer	—	6	6	8	2
Total	$2,240	$1,835	$4,075	$5,482	$423

The average recorded investment of impaired covered loans for the three and six months ended June 30, 2015 and 2014 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$2,000	$3,648	$2,739	$3,686
Owner-occupied commercial real estate	1,407	353	844	235
Non-owner occupied commercial real estate	407	—	333	—
Total commercial business	3,814	4,001	3,916	3,921
One-to-four family residential	—	—	—	150
Real estate construction and land development:
One-to-four family residential	173	—	105	—
Total real estate construction and land development	173	—	105	—
Consumer	19	7	12	7
Total	$4,006	$4,008	$4,033	$4,078
For the three and six months ended June 30, 2015 and 2014, no interest income was recognized subsequent to a covered loan’s classification as nonaccrual. For the three months ended June 30, 2015 and 2014, the Bank recorded $26,000 and $47,000, respectively, of interest income related to performing TDR covered loans. For the six months ended June 30, 2015 and 2014, the Bank recorded $29,000 and $95,000, respectively, of interest income related to performing TDR covered loans.

(f) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of performing and nonaccrual covered TDRs as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR covered loans	$10,303	$1,826	$10,289	$2,246
Allowance for loan losses on TDR covered loans	29	2	1	2
There were no unfunded commitments related to credits classified as covered TDRs at June 30, 2015 and December 31, 2014.

Covered loans that were modified as TDRs during the three and six months ended June 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended June 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$552	—	$—
Non-owner occupied commercial real estate	1	7,245	—	—
Total commercial business	2	7,797	—	—
Real estate construction and land development:
Five or more family residential and commercial properties	1	418	—	—
Total real estate construction and land development	1	418	—	—
Total TDR covered loans	3	$8,215	—	$—

	Six Months Ended June 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$678	1	$3,626
Owner-occupied commercial real estate	1	308	—	—
Non-owner occupied commercial real estate	1	7,245	—	—
Total commercial business	4	8,231	1	3,626
Real estate construction and land development:
Five or more family residential and commercial properties	1	418	—	—
Total real estate construction and land development	1	418	—	—
Consumer	1	104	—	—
Total TDR covered loans	6	$8,753	1	$3,626

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

All covered loan modified as a TDRs during the three and six months ended June 30, 2015 and 2014 included in the table above were extensions of credits to borrowers with financial difficulties. At June 30, 2015, the loans modified during the three and six months ended June 30, 2015 had a specific valuation allowance of $0 and $28,000, respectively.
There was one commercial and industrial loan of $1.8 million at June 30, 2015 that was modified during the previous twelve months and subsequently defaulted during both the three and six months ended June 30, 2015 as the borrower did not make specific curtailment payments. The defaulted loan had been written down to net realizable value at December 31, 2014 and no specific allowance for loan losses was recorded as of June 30, 2015. There were no covered loans modified during the previous twelve months ended June 30, 2014 that subsequently defaulted during the three and six months ended June 30, 2014.

(g) Purchased Credit Impaired Loans
The Company acquired covered loans which the Bank accounts for under FASB ASC 310-30 as they were identified as PCI loans at the time of acquisition.
The following table reflects the outstanding principal balance and recorded investment at June 30, 2015 and December 31, 2014 of the PCI covered loans:

	June 30, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$10,324	$8,139	$9,635	$7,134
Owner-occupied commercial real estate	15,431	13,755	23,071	20,666
Non-owner occupied commercial real estate	18,940	19,575	20,607	20,257
Total commercial business	44,695	41,469	53,313	48,057
One-to-four family residential	3,278	2,958	3,837	3,478
Real estate construction and land development:
One-to-four family residential	—	1,209	103	1,308
Five or more family residential and commercial properties	901	816	2,140	1,802
Total real estate construction and land development	901	2,025	2,243	3,110
Consumer	2,719	2,529	2,945	2,717
Gross PCI covered loans	$51,593	$48,981	$62,338	$57,362
The Bank has the option to modify PCI covered loans; however, modifying the loan may terminate the FDIC shared-loss coverage on those loans. At June 30, 2015 and December 31, 2014, the recorded investment balance of PCI covered loans which are no longer covered under the FDIC shared-loss agreements was $458,000 and $476,000, respectively. The Bank continues to report these loans in the covered portfolio as they are in a pool and they continue to be accounted for under FASB ASC 310-30. The FDIC indemnification asset has been adjusted to reflect the change in the loan status.

(h) Accretable Yield
The following table summarizes the accretable yield on the PCI covered loans resulting from the Cowlitz acquisition and Washington Banking Merger for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$8,310	$9,063	$8,520	$9,535
Accretion	(798)	(615)	(1,696)	(1,300)
Disposal and other	(545)	(392)	(899)	(435)
Change in accretable yield	—	3,712	1,042	3,968
Balance at the end of the period	$6,967	$11,768	$6,967	$11,768

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the noncovered loans’ allowance for loan losses during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$22,317	$22,820	$22,153	$22,657
Charge-offs	(1,110)	(1,152)	(2,545)	(1,215)
Recoveries of loans previously charged-off	383	331	697	578
Provision for loan losses	1,189	370	2,474	349
Balance at the end of the period	$22,779	$22,369	$22,779	$22,369
A summary of the changes in the covered loans’ allowance for loan losses during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$5,499	$6,567	$5,576	$6,167
Charge-offs	—	(775)	—	(854)
Provision for loan losses	—	321	(77)	800
Balance at the end of the period	$5,499	$6,114	$5,499	$6,114
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

The following tables detail activity in the allowance for loan losses disaggregated by segment and class as of and for the three and six months ended June 30, 2015:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2015
Commercial business:
Commercial and industrial	$9,858	$(662)	$187	$508	$9,891
Owner-occupied commercial real estate	4,173	—	—	414	4,587
Non-owner occupied commercial real estate	6,029	—	—	117	6,146
Total commercial business	20,060	(662)	187	1,039	20,624
One-to-four family residential	1,242	—	—	29	1,271
Real estate construction and land development:
One-to-four family residential	1,565	—	100	(203)	1,462
Five or more family residential and commercial properties	1,005	—	—	57	1,062
Total real estate construction and land development	2,570	—	100	(146)	2,524
Consumer	3,175	(448)	96	344	3,167
Unallocated	769	—	—	(77)	692
Total	$27,816	$(1,110)	$383	$1,189	$28,278

Six Months Ended June 30, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,322)	$388	$272	$9,891
Owner-occupied commercial real estate	4,095	—	—	492	4,587
Non-owner occupied commercial real estate	5,538	(188)	—	796	6,146
Total commercial business	20,186	(1,510)	388	1,560	20,624
One-to-four family residential	1,200	—	1	70	1,271
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(318)	1,462
Five or more family residential and commercial properties	972	—	—	90	1,062
Total real estate construction and land development	2,758	(106)	100	(228)	2,524
Consumer	2,769	(929)	208	1,119	3,167
Unallocated	816	—	—	(124)	692
Total	$27,729	$(2,545)	$697	$2,397	$28,278

The following table details the activity in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of June 30, 2015.

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	Total as of June 30, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$746	$6,359	$—	$117	$2,213	$456	$9,891
Owner-occupied commercial real estate	755	2,045	289	26	330	1,142	4,587
Non-owner occupied commercial real estate	943	2,729	49	14	363	2,048	6,146
Total commercial business	2,444	11,133	338	157	2,906	3,646	20,624
One-to-four family residential	74	607	—	11	207	372	1,271
Real estate construction and land development:
One-to-four family residential	28	386	45	—	264	739	1,462
Five or more family residential and commercial properties	200	774	—	—	88	—	1,062
Total real estate construction and land development	228	1,160	45	—	352	739	2,524
Consumer	24	2,286	2	4	666	185	3,167
Unallocated	—	692	—	—	—	—	692
Total	$2,770	$15,878	$385	$172	$4,131	$4,942	$28,278
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2015:

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	Total as of June 30, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$6,725	$533,489	$1,820	$6,877	$11,775	$8,139	$568,825
Owner-occupied commercial real estate	3,214	551,236	1,395	28,371	11,271	13,755	609,242
Non-owner occupied commercial real estate	9,538	654,706	401	9,788	12,628	19,575	706,636
Total commercial business	19,477	1,739,431	3,616	45,036	35,674	41,469	1,884,703
One-to-four family residential	241	64,622	—	2,122	2,220	2,958	72,163
Real estate construction and land development:
One-to-four family residential	3,408	34,975	172	581	3,310	1,209	43,655
Five or more family residential and commercial properties	2,009	61,529	—	1,503	2,486	816	68,343
Total real estate construction and land development	5,417	96,504	172	2,084	5,796	2,025	111,998
Consumer	122	263,716	32	5,638	6,337	2,529	278,374
Total	$25,257	$2,164,273	$3,820	$54,880	$50,027	$48,981	$2,347,238

The following tables detail activity in the allowance for loan losses disaggregated by segment and class as of and for the three and six months ended June 30, 2014 and as of December 31, 2014.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2014
Commercial business:
Commercial and industrial	$12,277	$(1,403)	$269	$161	$11,304
Owner-occupied commercial real estate	4,463	—	—	(263)	4,200
Non-owner occupied commercial real estate	5,226	—	—	459	5,685
Total commercial business	21,966	(1,403)	269	357	21,189
One-to-four family residential	1,121	—	—	34	1,155
Real estate construction and land development:
One-to-four family residential	1,979	(345)	43	(144)	1,533
Five or more family residential and commercial properties	1,983	—	—	(353)	1,630
Total real estate construction and land development	3,962	(345)	43	(497)	3,163
Consumer	1,690	(179)	20	644	2,175
Unallocated	648	—	—	153	801
Total	$29,387	$(1,927)	$332	$691	$28,483

Six Months Ended June 30, 2014
Commercial business:
Commercial and industrial	$13,478	$(1,482)	$501	$(1,193)	$11,304
Owner-occupied commercial real estate	4,049	—	—	151	4,200
Non-owner occupied commercial real estate	5,326	—	—	359	5,685
Total commercial business	22,853	(1,482)	501	(683)	21,189
One-to-four family residential	1,100	—	—	55	1,155
Real estate construction and land development:
One-to-four family residential	1,720	(345)	43	115	1,533
Five or more family residential and commercial properties	953	—	—	677	1,630
Total real estate construction and land development	2,673	(345)	43	792	3,163
Consumer	1,597	(242)	35	785	2,175
Unallocated	601	—	—	200	801
Total	$28,824	$(2,069)	$579	$1,149	$28,483

The following table details the activity in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2014.

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	Total as of December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$1,325	$6,449	$9	$108	$2,191	$471	$10,553
Owner-occupied commercial real estate	684	1,629	295	14	330	1,143	4,095
Non-owner occupied commercial real estate	465	2,541	66	6	353	2,107	5,538
Total commercial business	2,474	10,619	370	128	2,874	3,721	20,186
One-to-four family residential	75	530	—	8	207	380	1,200
Real estate construction and land development:
One-to-four family residential	396	322	51	—	264	753	1,786
Five or more family residential and commercial properties	234	650	—	—	88	—	972
Total real estate construction and land development	630	972	51	—	352	753	2,758
Consumer	56	1,931	2	12	617	151	2,769
Unallocated	—	816	—	—	—	—	816
Total	$3,235	$14,868	$423	$148	$4,050	$5,005	$27,729
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2014:

	Noncovered loans individually evaluated for impairment	Noncovered loans collectively evaluated for impairment	Covered loans individually evaluated for impairment	Covered loans collectively evaluated for impairment	PCI noncovered loans	PCI covered loans	Total as of December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$9,040	$524,263	$2,334	$9,642	$18,040	$7,134	$570,453
Owner-occupied commercial real estate	2,781	516,753	1,132	37,446	16,208	20,666	594,986
Non-owner occupied commercial real estate	7,305	598,267	424	6,198	11,185	20,257	643,636
Total commercial business	19,126	1,639,283	3,890	53,286	45,433	48,057	1,809,075
One-to-four family residential	245	61,060	—	2,512	2,235	3,478	69,530
Real estate construction and land development:
One-to-four family residential	4,524	38,002	179	959	4,223	1,308	49,195
Five or more family residential and commercial properties	2,056	56,341	—	1,758	2,963	1,802	64,920
Total real estate construction and land development	6,580	94,343	179	2,717	7,186	3,110	114,115
Consumer	205	243,063	6	6,248	7,055	2,717	259,294
Total	$26,156	$2,037,749	$4,075	$64,763	$61,909	$57,362	$2,252,014

(6)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$692	$3,969	$1,116	$4,382
Additions as a result of the Washington Banking Merger	—	7,407	—	7,407
Cash payments received or receivable from the FDIC	—	(2,365)	(231)	(2,741)
FDIC share of additional estimated (gains) losses	(283)	469	(352)	805
Net amortization	(21)	(360)	(145)	(733)
Balance at the end of the period	$388	$9,120	$388	$9,120

(7)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$4,094	$4,284	$3,355	$4,559
Additions	85	—	1,813	218
Additions from acquisitions	—	7,121	—	7,121
Proceeds from dispositions	(1,050)	(3,337)	(1,639)	(3,857)
(Loss) gain on sales, net	(27)	38	(97)	65
Valuation adjustment	(85)	—	(415)	—
Balance at the end of the period	$3,017	$8,106	$3,017	$8,106

At June 30, 2015 and December 31, 2014, the balance of other real estate owned that was covered by shared-loss agreements was $2.8 million and $1.2 million, respectively.

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
There were no additions to goodwill during the three and six months ended June 30, 2015. The Company recorded $89.7 million in goodwill for each of the three and six months ended June 30, 2014. For additional information, see Note 14, Business Combination.
At June 30, 2015, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three and six months ended June 30, 2015. The Company did not record any goodwill impairment charges for the three and six months ended June 30, 2015 or for the three and six months ended June 30, 2014. Even though there was no goodwill impairment at June 30, 2015, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$10,362	$1,459	$10,889	$1,615
Additions as a result of acquisitions	—	11,194	—	11,194
Less: Amortization	527	489	1,054	645
Balance at the end of the period	$9,835	$12,164	$9,835	$12,164

(9)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at May 1, 2014.

Washington Banking Master Trust ("Trust"), a Delaware statutory business trust, was a wholly-owned subsidiary of Washington Banking created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking. The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. On the Washington Banking Merger date of May 1, 2014, the Company acquired the Trust, which retained the Washington Banking Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at June 30, 2015 was 1.84%. The weighted average rate of the junior subordinated debentures was 4.02% and 3.62% for the three months ended June 30, 2015 and 2014, respectively, and 4.54% and 3.62% for the six months ended June 30, 2015 and 2014, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At June 30, 2015, the balance of the junior subordinated debentures was $19.3 million. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(10)	Repurchase Agreements
The Company utilizes repurchase agreements with one day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements the Company is required to maintain an aggregate market value of securities pledged greater than the stated margin balance. The Company is required to pledge additional securities to cover any declines below the stated margin balance. Additional information on total value of securities pledged for repurchase agreements is found in footnote 2: Investment Securities.

The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

June 30, 2015
(in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—
Municipal securities	—
Mortgage backed securities and collateralized mortgage obligations- residential:
U.S. Government-sponsored agencies	20,589
Corporate obligations	—
Total borrowings	$20,589

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income:
Net income	$8,725	$4,148	$18,504	$6,691
Less: Dividends and undistributed earnings allocated to participating securities	(76)	(20)	(162)	(32)
Net income allocated to common shareholders	$8,649	$4,128	$18,342	$6,659
Basic:
Weighted average common shares outstanding	30,046,211	25,592,389	30,150,063	20,929,467
Less: Restricted stock awards	(281,774)	(166,577)	(271,843)	(182,051)
Total basic weighted average common shares outstanding	29,764,437	25,425,812	29,878,220	20,747,416
Diluted:
Basic weighted average common shares outstanding	29,764,437	25,425,812	29,878,220	20,747,416
Incremental shares from stock options	21,007	50,091	22,359	58,313
Total diluted weighted average common shares outstanding	29,785,444	25,475,903	29,900,579	20,805,729
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2015 and 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 5,009 and 23,204, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the six months ended June 30, 2015 and 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 6,017 and 32,940, respectively for the same reasons indicated for the three-month periods.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
On July 22, 2015, the Company declared a cash dividend of $0.11 per common share payable on August 20, 2015 to shareholders of record on August 6, 2015.
The following table summarizes the dividend activity for the six months ended June 30, 2015 and calendar year 2014.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015

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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. The Company repurchased 704,975 shares under the tenth stock repurchase plan, leaving 52,025 shares unpurchased.

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	—	—	—	704,975
Stock repurchase average share price	$—	$—	$—	$—	$15.85

Eleventh Plan
Repurchased shares	304,600	—	441,966	—	441,966
Stock repurchase average share price	$16.88	$—	$16.64	$—	$16.64
(1) Represents shares repurchased and average share price paid during the duration of the plan.
During the three months ended June 30, 2015 and 2014, the Company repurchased 11,687 and 8,186 shares at an average price of $17.37 and $12.91, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the six months ended June 30, 2015 and 2014, the Company repurchased 21,610 and 17,484 shares at an average price of $16.66 and $15.49, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$6,365	$(181)	$6,184
Other comprehensive income before reclassification	(3,891)	3	(3,888)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(276)	178	(98)
Net current period other comprehensive income	(4,167)	181	(3,986)
Balance of AOCI at the end of period	$2,198	$—	$2,198

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	(739)	11	(728)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(630)	178	(452)
Net current period other comprehensive income	(1,369)	189	(1,180)
Balance of AOCI at the end of period	$2,198	$—	$2,198

(1)	All amounts are net of tax.

	Three Months Ended June 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$(447)	$(224)	$(671)
Other comprehensive income before reclassification	2,022	15	2,037
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(57)	—	(57)
Net current period other comprehensive income	1,965	15	1,980
Balance of AOCI at the end of period	$1,518	$(209)	$1,309

(1)	All amounts are net of tax.

	Six Months Ended June 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	2,615	30	2,645
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(174)	—	(174)
Net current period other comprehensive income	2,441	30	2,471
Balance of AOCI at the end of the period	$1,518	$(209)	$1,309

(1)	All amounts are net of tax.

(13)	Stock-Based Compensation
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
As of June 30, 2015, 1,265,569 shares remain available for future issuances under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three and six months ended June 30, 2015, the Company did not recognize compensation expense or the related tax benefit for the outstanding stock options as all compensation expense had been previously recognized. For the three and six months ended June 30, 2014, the Company recognized compensation expense related to stock options of $4,000 and $20,000, respectively, with no related tax benefit for either period. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2015 was $177,000 and $525,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2014 was $201,000 and $427,000, respectively.

The following tables summarize the stock option activity for the six months ended June 30, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	194,482	$15.82
Granted (1)	90,248	10.72
Exercised	(38,844)	10.98
Forfeited or expired	(35,744)	23.66
Outstanding at June 30, 2014	210,142	$13.19	3.30	$677

Outstanding at December 31, 2014	156,407	$13.59
Granted	—	—
Exercised	(42,893)	12.24
Forfeited or expired	(11,249)	16.91
Outstanding at June 30, 2015	102,265	$13.79	3.08	$422
Vested and expected to vest at June 30, 2015	102,265	$13.79	3.08	$422
Exercisable at June 30, 2015	102,265	$13.79	3.08	$422

(1)
Options granted during the six months ended June 30, 2014 represent only the stock options issued in conjunction with the Washington Banking Merger. See "Note 14. Business Combination" for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the three and six months ended June 30, 2015, the Company recognized compensation expense related to restricted and unrestricted stock awards of $368,000 and $716,000, respectively, and a related tax benefit of $129,000 and $251,000, respectively. For the three and six months ended June 30, 2014, the Company recognized compensation expense related to restricted and unrestricted stock awards of $263,000 and $539,000, respectively, and a related tax benefit of $92,000 and $189,000, respectively. As of June 30, 2015, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $3.6 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years. The vesting date fair value of restricted stock awards that vested during the six months ended June 30, 2015 and 2014 was $1.5 million and $1.1 million, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the six months ended June 30, 2015 and 2014:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	202,939	$14.29
Granted	10,168	16.72
Vested	(63,639)	14.39
Forfeited	(3,993)	14.28
Nonvested at June 30, 2014	145,475	$14.42

Nonvested at December 31, 2014	238,669	$15.20
Granted	117,868	16.66
Vested	(90,217)	15.13
Forfeited	(2,087)	15.58
Nonvested at June 30, 2015	264,233	$15.87

(14)	Fair Value Measurements

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
The following tables summarize the balances of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$26,446	$—	$26,446	$—
Municipal securities	174,210	—	174,210	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	490,270	—	490,270	—
Corporate obligations	6,231	—	6,231	—
Mutual funds and other equities	1,965	1,965	—	—
Total	$699,122	$1,965	$697,157	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	$—	$21,427	$—
Municipal securities	173,037	—	173,037	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	542,399	—	542,399	—
Corporate obligations	4,010	—	4,010	—
Mutual funds and other equities	1,973	1,973	—	—
Total	$742,846	$1,973	$740,873	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 and the net losses (gains) recorded in earnings during three and six months ended June 30, 2015 and 2014.

	Basis(1)	Fair Value at June 30, 2015
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended June 30, 2015	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2015
	(In thousands)
Impaired noncovered loans:
Commercial business:
Commercial and industrial	$83	$81	$—	$—	$81	$1	$1
Total commercial business	83	81	—	—	81	1	1
Real estate construction and land development:
One-to-four family residential	865	863	—	—	863	(2)	103
Total real estate construction and land development	865	863	—	—	863	(2)	103
Total	948	944	—	—	944	(1)	104
Other real estate owned:	1,004	603	—	—	603	84	414
Total assets measured	$1,952	$1,547	$—	$—	$1,547	$83	$518

(1)	Basis represents the unpaid principal balance of impaired noncovered loans and carrying value at ownership date of other real estate owned.

	Basis(1)	Fair Value at December 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2014	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2014
	(In thousands)
Impaired noncovered loans:
Commercial business:
Commercial and industrial	$161	$138	$—	$—	$138	$(79)	$81
Owner-occupied commercial real estate	—	—	—	—	—	(158)	(220)
Non-owner occupied commercial real estate	—	—	—	—	—	223	195
Total commercial business	161	138	—	—	138	(14)	56
Real estate construction and land development:
One-to-four family residential	2,094	1,725	—	—	1,725	(32)	(42)
Five or more family residential and commercial properties	—	—	—	—	—	107	107
Total real estate construction and land development	2,094	1,725	—	—	1,725	75	65
Consumer	49	45	—	—	45	(1)	23
Total	2,304	1,908	—	—	1,908	60	144
Covered impaired loans:
Commercial business:
Commercial and industrial	—	—	—	—	—	—	(234)
Owner-occupied commercial real estate	—	—	—	—	—	(155)	233
Total commercial business	—	—	—	—	—	(155)	(1)
Total	—	—	—	—	—	(155)	(1)
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	25	25
Total assets measured	$2,340	$1,919	$—	$11	$1,908	$(70)	$168

(1)	Basis represents the unpaid principal balance of impaired noncovered and impaired covered loans and amortized cost of investment securities held to maturity.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired noncovered loans	$944	Market approach	Adjustment for differences between the comparable sales	(8.50%) - 10.4%; 0.95%
Other real estate owned	$603	Market approach	Adjustment for differences between the comparable sales	(48.6%) - 3.0%; (7.03%)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired noncovered loans	$1,908	Market approach	Adjustment for differences between the comparable sales	(47.5%) - 96.2%; 7.0%

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

	June 30, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$85,312	$85,312	$85,312	$—	$—
Other interest earning deposits	5,110	5,121	—	5,121	—
Investment securities available for sale	699,122	699,122	1,965	697,157	—
Investment securities held to maturity	33,587	34,494	—	34,494	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	6,939	7,089	—	7,089	—
Loans receivable, net of allowance for loan losses	2,319,024	2,359,950	—	—	2,359,950
Accrued interest receivable	9,883	9,883	2	3,061	6,820
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,485,276	$2,485,276	$2,485,276	$—	$—
Certificate of deposit accounts	461,211	461,049	—	461,049	—
Total deposits	$2,946,487	$2,946,325	$2,485,276	$461,049	$—
Securities sold under agreement to repurchase	$20,589	$20,589	$20,589	$—	$—
Junior subordinated debentures	19,278	19,278	—	—	19,278
Accrued interest payable	239	239	54	165	20

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$121,636	$121,636	$121,636	$—	$—
Other interest earning deposits	10,126	10,145	—	10,145	—
Investment securities available for sale	742,846	742,846	1,973	740,873	—
Investment securities held to maturity	35,814	36,874	—	36,874	—
Federal Home Loan Bank stock	12,188	N/A	N/A	N/A	N/A
Loans held for sale	5,582	5,710	—	5,710	—
Loans receivable, net of allowance for loan losses	2,223,348	2,279,081	—	—	2,279,081
Accrued interest receivable	9,836	9,836	3	3,009	6,824
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,380,934	$2,380,934	$2,380,934	$—	$—
Certificate of deposit accounts	525,397	525,768	—	525,768	—
Total deposits	$2,906,331	$2,906,702	$2,380,934	$525,768	$—
Securities sold under agreement to repurchase	$32,181	$32,181	$32,181	$—	$—
Junior subordinated debentures	19,082	19,082	—	—	19,082
Accrued interest payable	411	411	62	328	21
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
Federal Home Loan Bank Stock:
Federal Home Loan Bank ("FHLB") stock is not publicly traded, as such, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. At June 30, 2015 the stock was that of FHLB of Des Moines and at December 31, 2014 the stock was that of FHLB of Seattle. The FHLB of Seattle merger with and into the FHLB of Des Moines was effective in second quarter 2015.
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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instruments in markets which can be inactive. At June 30, 2015, the fair value approximated the carrying value based on these valuation techniques (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(15)	Business Combination
There were no acquisitions or mergers completed during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company completed the Washington Banking Merger.
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
During the three and six months ended June 30, 2014, the Company incurred Washington Banking merger-related costs (including system conversion costs) of approximately $5.3 million and $5.6 million, respectively.
The Washington Banking Merger constitutes business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the Washington Banking Merger. Accordingly, the preliminary estimates of fair values of the acquired bank's assets, including the identifiable intangible assets, and the assumed liabilities in the merger were measured and recorded as of the effective date of the merger.

The fair value estimates of the assets acquired and liabilities assumed in the merger were as follows:

Washington Banking
(In thousands)
Assets
Cash and cash equivalents	$74,947
Investment securities available for sale	458,312
Loans held for sale	3,923
Noncovered loans receivable	895,978
Covered loans receivable	107,050
FDIC indemnification asset	7,174
Other real estate owned ($5,122 covered by FDIC shared-loss agreements)	7,121
Premises and equipment	31,776
Federal Home Loan Bank stock	7,064
Bank owned life insurance	32,519
Accrued Interest Receivable	4,943
Other intangible assets	11,194
Prepaid expenses and other assets	14,852
Total assets acquired	1,656,853
Liabilities
Deposits	1,433,894
Junior subordinated debentures	18,937
Accrued expenses and other liabilities	24,067
Total liabilities assumed	1,476,898
Net assets acquired	$179,955
A summary of the net assets purchased, the fair value adjustments and resulting goodwill recognized from the Washington Banking Merger are presented in the following table. Goodwill on mergers represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

Washington Banking
(In thousands)
Cost basis of net assets on merger date	$181,782
Less: Consideration transferred	(269,619)
Fair value adjustments:
Loans held for sale	86
Noncovered loans receivable	(12,811)
Covered loans receivable	6,384
FDIC indemnification asset	357
Other real estate owned	387
Premises and equipment	(1,540)
Other intangible assets	10,216
Prepaid expenses and other assets	(6,416)
Deposits	(1,737)
Junior subordinated debentures	6,837
Accrued expenses and other liabilities	(3,590)
Goodwill recognized	$(89,664)

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it necessary for the Washington Banking Merger. The following table presents certain pro forma information, for illustrative purposes only, for the three and six months ended June 30, 2014 as if the Washington Banking Merger had occurred on January 1, 2014. The estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans previously accounted for under ASC 310-30 that may have been necessary if these loans had been recorded at fair value at January 1, 2014. The pro forma information also does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Dollars In Thousands, except per share amounts)
Net interest income	$34,699	$70,997
Net income	$5,161	$16,453
Basic earnings per common share	$0.17	$0.55
Diluted earnings per common share	$0.17	$0.55

(16)	Subsequent Event

On August 4, 2015, the Bank and the FDIC entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank, City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the agreements. The termination resulted in a pre-tax gain of approximately $1.7 million and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the condensed consolidated statements of financial condition) which was recorded as of the August 4, 2015 termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, will be eliminated under this termination agreement. The termination of the shared-loss agreements should have no impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended June 30, 2015. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2014 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At June 30, 2015, we had total assets of $3.48 billion and total stockholders’ equity of $459.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Recent Developments
We completed the Washington Banking Merger on May 1, 2014. Legacy Washington Banking results since May 1, 2014 are included in the results of operations herein; therefore, the results included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 include three and six months, respectively, of operations of legacy Washington Banking. The results included in this Quarterly Report on Form 10-Q for both the three and six months ended June 30, 2014 contains only two months of the operating results of legacy Washington Banking.
As of June 30, 2015 the Company had 66 branching locations. We intend to continue executing our lending practices across our newly expanded market area. We will focus on commercial and consumer lending, including increased small business lending. As a result of the Washington Banking Merger, we have a greater, more diversified noninterest income stream through increased mortgage banking operations and Small Business Administration ("SBA") lending operations.

Earnings Summary
Net income was $0.29 per diluted common share for the three months ended June 30, 2015 compared to $0.16 per diluted common share for the three months ended June 30, 2014 and $0.61 per diluted common share for the six months ended June 30, 2015 compared to $0.32 for the six months ended June 30, 2014. Net income for the three months ended June 30, 2015 was $8.7 million compared to net income of $4.1 million for the same period in 2014. Net income was $18.5 million for the six months ended June 30, 2015 compared to $6.7 million for the six months ended June 30, 2014. The $4.6 million, or 110.3% increase in net income for the three months ended June 30, 2015 and the $11.8 million, or 176.6% increase in net income for the six months ended June 30, 2015 compared to the same periods in 2014 were primarily the result of the Washington Banking Merger as well as an increase in the gain on sale of loans.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 66.3% for the three months ended June 30, 2015 from 80.9% for the three months ended June 30, 2014 and decreased to 64.8% for the six months ended June 30, 2015 from 79.7% for the six months ended June 30, 2014. The decreases are due primarily to the increases in net interest income, partially offset by the decrease in noninterest expense, primarily as a result of the Washington Banking Merger. The decrease in the efficiency ratio is also attributed to the efficiencies gained in the Washington Banking Merger as well as the merger-related costs incurred during 2014. The improvement in the efficiency ratio for the three and six months ended June 30, 2015 and 2014 was partially mitigated by a continued decline in the net interest margin.

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
Net interest income increased $3.9 million, or 13.5%, to $32.5 million for the three months ended June 30, 2015, compared to $28.6 million for the same period in 2014. Net interest income increased $19.8 million, or 43.7%, to $65.1 million for six months ended June 30, 2015, compared to $45.3 million for the same period in 2014. The following tables provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$2,290,608	$30,554	5.35%	$1,878,496	$27,446	5.86%
Taxable securities	555,549	2,328	1.68	343,571	1,812	2.11
Nontaxable securities	198,837	1,048	2.11	131,230	638	1.95
Other interest earning assets	60,297	60	0.40	170,087	127	0.30
Total interest earning assets	3,105,291	33,990	4.39%	2,523,384	30,023	4.77%
Noninterest earning assets	375,398			290,048
Total assets	$3,480,689			$2,813,432
Interest Bearing Liabilities:
Certificates of deposit	$471,922	$611	0.52%	$520,269	$777	0.60%
Savings accounts	383,353	99	0.10	241,461	52	0.09
Interest bearing demand and money market accounts	1,368,955	599	0.18	1,059,953	468	0.18
Total interest bearing deposits	2,224,230	1,309	0.24	1,821,683	1,297	0.29
FHLB advances and other borrowings	6,531	5	0.34	439	—	0.29
Securities sold under agreement to repurchase	20,323	13	0.26	24,409	15	0.26
Junior subordinated debentures	19,237	193	4.02	12,694	115	3.62
Total interest bearing liabilities	2,270,321	1,520	0.27%	1,859,225	1,427	0.31%
Demand and other noninterest bearing deposits	710,992			553,284
Other noninterest bearing liabilities	36,873			30,259
Stockholders’ equity	462,503			370,664
Total liabilities and stockholders’ equity	$3,480,689			$2,813,432
Net interest income		$32,470			$28,596
Net interest spread			4.12%			4.46%
Net interest margin			4.19%			4.55%
Average interest earning assets to average interest bearing liabilities			136.78%			135.72%
(1) Annualized

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans, net	$2,265,276	$61,035	5.43%	$1,543,815	$43,897	5.73%
Taxable securities	564,232	5,012	1.79	236,313	2,451	2.09
Nontaxable securities	197,961	2,081	2.12	102,324	1,074	2.12
Other interest earning assets	63,182	111	0.35	140,123	214	0.31
Total interest earning assets	3,090,651	68,239	4.45%	2,022,575	47,636	4.75%
Noninterest earning assets	369,790			213,794
Total assets	$3,460,441			$2,236,369
Interest Bearing Liabilities:
Certificates of deposit	$490,428	1,258	0.52%	$411,248	$1,330	0.65%
Savings accounts	374,156	198	0.11	209,284	92	0.09
Interest bearing demand and money market accounts	1,345,972	1,170	0.18	817,057	729	0.18
Total interest bearing deposits	2,210,556	2,626	0.24	1,437,589	2,151	0.30
FHLB advances and other borrowings	3,418	6	0.33	221	324	0.30
Securities sold under agreement to repurchase	24,251	31	0.26	26,020	33	0.26
Junior subordinated debentures	19,192	432	4.54	6,382	115	3.62
Total interest bearing liabilities	2,257,417	3,095	0.28%	1,470,212	2,299	0.32%
Demand and other noninterest bearing deposits	703,686			449,134
Other noninterest bearing liabilities	37,676			22,408
Stockholders’ equity	461,662			294,615
Total liabilities and stockholders’ equity	$3,460,441			$2,236,369
Net interest income		$65,144			$45,337
Net interest spread			4.17%			4.43%
Net interest margin			4.25%			4.52%
Average interest earning assets to average interest bearing liabilities			136.91%			137.57%
(1) Annualized
The increases in net interest income for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily the result of an increase in the interest on loans and securities as a result of the Washington Banking Merger. The average loans receivable for the three months ended June 30, 2015 increased $412.1 million, or 21.9%, to $2.29 billion compared to $1.88 billion for the three months ended June 30, 2014 and increased $721.5 million, or 46.7%, to $2.27 billion for the six months ended June 30, 2015 compared to $1.54 billion for the same period in 2014. A decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income caused the yield to decrease to 5.35% for the three months ended June 30, 2015 as compared to 5.86% for the same period in 2014. The effect on loan yields from incremental accretion income decreased to 0.47% for the three months ended June 30, 2015 from 0.58% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the loan yields decreased to 5.43% from 5.73% in same period of 2014 due to decreases in contractual note rates.
The increase in taxable securities and nontaxable securities' average balances to $754.4 million and $762.2 million for the three and six months ended June 30, 2015, respectively, compared to $474.8 million and $338.6 million, for the three and six months ended June 30, 2014, respectively, is attributable to the Washington Banking Merger as well as investment purchases, which also caused an increase in interest income earned on the securities. The increase in interest income from securities was partially offset by decreases in yield on taxable securities to 1.68% and 1.79% for the three and six months ended June 30, 2015, respectively, from 2.11% and 2.09% for the same periods in 2014, respectively.

The average balance of interest bearing deposits increased $402.5 million, or 22.1%, to $2.22 billion for the three months ended June 30, 2015 from $1.82 billion for the three months ended June 30, 2014, a decrease in the average rates to 0.24% from 0.29% resulted in an increase of only $12,000, or 0.9%, in interest expense on deposits for the three months ended June 30, 2015 compared to the same period in 2014. In connection with the Washington Banking Merger, the Company acquired the junior subordinated debentures of Washington Banking. The average rate of these debentures for the three months ended June 30, 2015 was 4.02%, an increase of 40 basis points from 3.62% for the same period, including the effects of accretion of the discount established as of the date of the merger.
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended June 30, 2015, decreased 36 basis points to 4.19% from 4.55% for the same period in 2014. The net interest margin for the six months ended June 30, 2015, decreased 27 basis points to 4.25% from 4.52% for the same period in 2014. The net interest spread for the three and six months ended June 30, 2015 decreased to 4.12% and 4.17%, respectively, from 4.46% and 4.43%, respectively, for the same periods in 2014.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest margin, excluding incremental accretion on purchased loans (1)	3.84%	4.12%	3.86%	4.15%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.35	0.43	0.39	0.37
Net interest margin	4.19%	4.55%	4.25%	4.52%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

The impact on net interest margin from incremental accretion on purchased loans decreased eight basis points to 0.35% for the three months ended June 30, 2015 from 0.43% for the same period in 2014 and increased 2 basis points to 0.39% for the six months ended June 30, 2015 from 0.37% for the same period in 2014. The dollar amount of incremental accretion income was $2.7 million for the three months ended June 30, 2015 and 2014. The dollar amount of incremental accretion income was $6.0 million for the six months ended June 30, 2015 compared to $3.7 million for the same period in 2014 primarily as a result of the Washington Banking Merger.
Total interest income increased $4.0 million, or 13.2%, to $34.0 million for the three months ended June 30, 2015, from $30.0 million for the three months ended June 30, 2014. Total interest income increased $20.6 million, or 43.3% to $68.2 million for the six months ended June 30, 2015 from $47.6 million for the same period in 2014. The increase in interest income was primarily due to the increase in interest and fees on loans as a result of the Washington Banking Merger as well as organic loan growth. This increase was partially offset by a decrease in the loan yields as a result of lower contractual note rates as a result of the continuing low interest rate environment.
The balance of average interest earning assets (including nonaccrual loans) increased $581.9 million, or 23.1%, to $3.11 billion for the three months ended June 30, 2015, from $2.52 billion for the three months ended June 30, 2014 and increased $1.07 million, or 52.8%, to $3.09 billion for the six months ended June 30, 2015 from $2.02 billion for the same period in 2014. The increase in average interest earning assets is primarily due to the Washington Banking Merger. The Company acquired $1.00 billion of fair value in loans, excluding loans held for sale, and $458.3 million of fair value in investment securities in the Washington Banking Merger.
The yield on total interest earning assets decreased 38 basis points to 4.39% for the three months ended June 30, 2015 from 4.77% for the three months ended June 30, 2014 and decreased 30 basis points to 4.45% for the six months ended June 30, 2015 from 4.75% for the same period in 2014. The decreases in the yield on interest earning assets reflects the decrease in loan and securities yields primarily as a result of lower contractual rates from the low interest rate environment.
Total interest expense increased by $93,000, or 6.5%, to $1.5 million for the three months ended June 30, 2015 from $1.4 million for the three months ended June 30, 2014. Total interest expense increased $796,000, or 34.6%, to $3.1 million for the six months ended June 30, 2015 from $2.3 million for the same period in 2014. The increase in interest expense was attributable to the combination of higher average interest bearing deposits balances and the addition of the junior subordinated debenture as a result of the Washington Banking Merger, partially offset by lower average rates paid on interest bearing certificates of deposit.

The average cost of interest bearing liabilities decreased four basis points to 0.27% for the three months ended June 30, 2015 from 0.31% for the three months ended June 30, 2014 and decreased four basis points to 0.28% for the six months ended June 30, 2015 from 0.32% for the same period in the prior year. Total average interest bearing liabilities increased by $411.1 million, or 22.1%, to $2.27 billion for the three months ended June 30, 2015 from $1.86 billion for the three months ended June 30, 2014. Total average interest bearing liabilities increased $787.2 million, or 53.5%, to $2.26 billion for the six months ended June 30, 2015 from $1.47 billion for the same period in 2014. The increase in average interest bearing liabilities was due primarily to the Washington Banking Merger which had approximately $1.43 billion in fair value of assumed deposits (including noninterest bearing deposits) and $18.9 million in fair value of assumed junior subordinated debentures.
Deposit interest expense increased $12,000, or 0.9%, to $1.3 million for the three months ended June 30, 2015 compared to $1.30 million for the same quarter in 2014 and increased $475,000, or 22.1%, to $2.63 million for the six months ended June 30, 2015 from $2.2 million for the same period in 2014. The increase in deposit interest expense is primarily a result of the increase in the average deposit balance as a result of the Washington Banking Merger, offset partially by a decrease in the deposit average rate to 0.24% for the three and six months ended June 30, 2015 from 0.29% and 0.30%, respectively, for the same periods in 2014.
Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Company expects the net interest margin will continue to have downward pressure in future periods.

Provision for Loan Losses
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses for noncovered loans increased $819,000, or 221.4% to $1.2 million for the three months ended June 30, 2015 from $370,000 for the three months ended June 30, 2014 and increased $2.1 million to $2.5 million, or 608.9% for the six months ended June 30, 2015 from $349,000 for the same period in 2014. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The increase in provision for loan losses from prior year periods was primarily the result of loan growth from the prior year periods.
Based on the change in mix and volume of the noncovered loan portfolio at June 30, 2015 compared to March 31, 2015 and December 31, 2014, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses on noncovered loans for the three and six months ended June 30, 2015 was appropriate. The ratio of net charge-offs (recoveries) to average noncovered loans outstanding was 0.13% and 0.17% for the three and six months ended June 30, 2015, respectively, compared to 0.19% and 0.18% for the three and six months ended June 30, 2014, respectively.
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
The allowance for loan losses on noncovered loans, including PCI noncovered loans, increased by $626,000, or 2.8%, to $22.8 million at June 30, 2015 from $22.2 million at December 31, 2014. As of June 30, 2015, the Bank identified $25.3 million of impaired noncovered loans, which included $19.8 million of performing troubled debt restructured noncovered loans. Of those impaired noncovered loans, $7.0 million have no allowances for credit losses as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying costs. The remaining $18.2 million have related allowances for credit losses totaling $2.8 million.

Based on the established comprehensive methodology, management deemed the allowance for loan losses on noncovered loans of $22.8 million at June 30, 2015 (1.02% of total noncovered loans and 325.51% of nonperforming noncovered loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses on noncovered loans at December 31, 2014 of $22.2 million (1.04% of total noncovered loans and 294.98% of nonperforming noncovered loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased noncovered loans as the loans were accounted for at their fair value and a discount was established for the loans. At June 30, 2015 and December 31, 2014, the remaining fair value discount for the purchased noncovered loans was $20.5 million and $24.0 million, respectively.
The following table outlines the allowance for loan losses on noncovered loans and related noncovered loan balances at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses on noncovered loans	$20,009	$18,918
Gross noncovered loans, excluding impaired noncovered loans	2,214,300	2,099,658
Percentage	0.90%	0.90%

Specific Valuation Allowance:
Allowance for loan losses on noncovered loans	$2,770	$3,235
Gross impaired noncovered loans	25,257	26,156
Percentage	10.97%	12.37%

Total Allowance for Loan Losses:
Allowance for loan losses on noncovered loans	$22,779	$22,153
Gross noncovered loans	2,239,557	2,125,814
Percentage	1.02%	1.04%
The provision for loan losses on covered loans are calculated in the same manner as the noncovered loans described above. The related provision for loan losses on the covered loans is recorded at the gross amount regardless of the portion of the estimated losses covered by the FDIC shared-loss agreements. The offset to this potential loss is included in the change in the FDIC indemnification asset. There was no provision for loan losses on covered loans for the three months ended June 30, 2015, compared to $321,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the provision for loan losses on covered loans was $(77,000) compared to $800,000 for the same period in 2014. The FDIC indemnification asset was decreased through a reduction of noninterest income totaling $304,000 and $497,000 for the three and six months ended June 30, 2015, respectively, as a result of the change in estimated losses.
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

Noninterest Income
Total noninterest income increased $2.1 million, or 44.0%, to $6.9 million for the three months ended June 30, 2015 compared to $4.8 million for the same period in 2014. Total noninterest income increased $8.1 million, or 114.8%, to $15.2 million for the six months ended June 30, 2015 compared to $7.1 million for the same period in 2014. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,687	$2,777	$910	32.8%
Merchant Visa income, net	194	316	(122)	(38.6)
Change in FDIC indemnification asset	(304)	109	(413)	(378.9)
Gain on sale of investment securities, net	425	87	338	388.5
Gain on sale of loans, net	1,282	233	1,049	450.2
Other income	1,597	1,258	339	26.9
Total noninterest income	$6,881	$4,780	$2,101	44.0%

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$6,982	$4,175	$2,807	67.2%
Merchant Visa income, net	392	561	(169)	(30.1)
Change in FDIC indemnification asset	(497)	72	(569)	(790.3)
Gain on sale of investment securities, net	969	267	702	262.9
Gain on sale of loans, net	2,417	233	2,184	937.3
Other income	4,963	1,779	3,184	179.0
Total noninterest income	$15,226	$7,087	$8,139	114.8%

Service charges and other fees increased $910,000, or 32.8%, for the three months ended June 30, 2015 compared to the same period in 2014 and increased $2.8 million, or 67.2%, for the six months ended June 30, 2015 compared to the same period in 2014. The increases were primarily as a result of the Washington Banking Merger. The increase in service charges are primarily the result of customer balance increases in deposit accounts. For the three and six months ended June 30, 2015, average total deposits were $2.94 billion and $2.91 billion, respectively, compared to $2.37 billion and $1.89 billion for the three and six months ended June 30, 2014, respectively. On the effective date of the Washington Banking Merger, the Bank assumed fair value of $1.43 billion of deposits.
Gain on sale of investment securities, net was $425,000 and $969,000 for the three and six months ended June 30, 2015, respectively, compared to $87,000 and $267,000 for the same periods in 2014, respectively. The increase in gains is due to additional restructuring of the investment portfolio in anticipation of rising interest rates.
Gain on sale of loans, net was $1.3 million and $2.4 million for the three and six months ended June 30, 2015, respectively, and includes net gains on sale of one-to-four family residential loans as well as net gains on the sale of the government guaranteed portion of certain SBA loans. The increase was due to impact of the Washington Banking Merger. The Company had discontinued its mortgage banking operations in the second quarter of 2013 and did not sell the government guaranteed portion of SBA loans prior to the Washington Banking Merger. Mortgage banking operations were resumed with the consummation of the Washington Banking Merger on May 1, 2014 as were the sales of government guaranteed portions of certain SBA loans.
Other income increased $339,000, or 26.9%, to $1.6 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014 and increased $3.2 million, or 179.0%, to $5.0 million for the six months ended June 30, 2015 from $1.8 million for the same period in 2014. The increases were significantly affected by the Company's sale of its merchant Visa portfolio in January 2015, which generated a gain of $1.7 million in January 2015. The effects of this sale will result in lower merchant Visa income. As indicated in the table above, the merchant Visa income, net decreased $122,000, or 38.6%, to $194,000 for the three months ended June 30, 2015 from $316,000 for the three months ended June 30, 2014 primarily due to the sale. The increase in other income was also partially a result of loan loss recoveries primarily of Washington Banking loans which were charged-off prior to consummation of the Washington Banking Merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the May 1, 2014 effective date of the Washington Banking Merger. Other income also included $135,000 and $355,000 of income from bank owned life insurance policies for the three and six months ended June 30, 2015, respectively. The Company did not have bank owned life insurance prior to the Washington Banking Merger.
The change in FDIC indemnification asset caption includes amortization of the FDIC indemnification asset and changes to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the purchased covered loans. The Bank recorded $21,000 and $360,000 of amortization of the FDIC indemnification asset during the three months ended June 30, 2015 and 2014, respectively and recorded $145,000 and $733,000 of amortization during the six months ended June 30, 2015 and 2014, respectively.

Noninterest Expense
Noninterest expense decreased $914,000, or 3.4%, to $26.1 million during the three months ended June 30, 2015 compared to $27.0 million for the three months ended June 30, 2014 and increased $10.3 million, or 24.8%, to $52.1 million for the six months ended June 30, 2015 compared to $41.8 million for the same period in 2014. The following tables present the change in the key components of noninterest expense for the periods noted.

	Three Months Ended June 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$13,842	$12,779	$1,063	8.3%
Occupancy and equipment	3,850	2,816	1,034	36.7
Data processing	1,925	4,003	(2,078)	(51.9)
Marketing	1,063	496	567	114.3
Professional services	904	3,230	(2,326)	(72.0)
State and local taxes	569	554	15	2.7
Impairment loss on investment securities, net	—	37	(37)	(100.0)
Federal deposit insurance premium	523	460	63	13.7
Other real estate owned, net	200	214	(14)	(6.5)
Amortization of intangible assets	527	489	38	7.8
Other expense	2,676	1,915	761	39.7
Total noninterest expense	$26,079	$26,993	$(914)	(3.4)%

	Six Months Ended June 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$28,067	$20,790	$7,277	35.0%
Occupancy and equipment	7,541	5,433	2,108	38.8
Data processing	3,552	4,999	(1,447)	(28.9)
Marketing	1,696	1,001	695	69.4
Professional services	1,708	4,060	(2,352)	(57.9)
State and local taxes	1,189	803	386	48.1
Impairment loss on investment securities, net	—	45	(45)	(100.0)
Federal deposit insurance premium	1,038	712	326	45.8
Other real estate owned, net	859	266	593	222.9
Amortization of intangible assets	1,054	645	409	63.4
Other expense	5,413	3,018	2,395	79.4
Total noninterest expense	$52,117	$41,772	$10,345	24.8%

The increase in total noninterest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was due primarily to increased expenses related to the Washington Banking Merger.
Compensation and employee benefits increased $1.1 million, or 8.3%, to $13.8 million during the three months ended June 30, 2015 compared to $12.8 million during the three months ended June 30, 2014 and increased $7.3 million, or 35.0%, to $28.1 million for the six months ended June 30, 2015 compared to $20.8 million for the six months ended June 30, 2014. The increases in the three and six months ended June 30, 2015 compared to the same period in 2014 is primarily the result of the increase in the number of full-time equivalent employees attributable to the Washington Banking Merger.
Occupancy and equipment increased $1.0 million, or 36.7%, to $3.9 million for the three months ended June 30, 2015 compared to $2.8 million for the same period in 2014 and increased $2.1 million, or 38.8%, to $7.5 million for the six months ended June 30, 2015 compared to $5.4 million for the same period in 2014. The increase was primarily the result of lease expenses associated with the acquired Whidbey branches.
Data processing decreased $2.1 million, or 51.9%, to $1.9 million for the three months ended June 30, 2015 from $4.0 million for the same period in 2014 and decreased $1.4 million, or 28.9%, to $3.6 million for the six months ended June 30, 2015 compared to $5.0 million for the same period in 2014. The decreases were due to merger-related data processing expenses in the amount of $2.6 million which were recognized during the quarter ended June 30, 2014. This was partially offset by additional data processing costs associated with the core system processing, which increased from the prior period because of the Washington Banking Merger and a resulting increase in the number of accounts and users in the Bank.
Professional services decreased $2.3 million, or 72.0%, to $904,000 for the three months ended June 30, 2015 from $3.2 million for the three months ended June 30, 2014 and decreased $2.4 million, or 57.9%, to $1.7 million for the six months ended June 30, 2015 compared to $4.1 million for the same period in 2014. The decrease in professional services was related to expenses incurred during the three and six months ended June 30, 2014 for attorney, accountant and financial advisor fees in conjunction primarily with the Washington Banking Merger.
Other real estate owned, net expense decreased $14,000, or 6.5%, to $200,000 during the three months ended June 30, 2015 compared to $214,000 during the three months ended June 30, 2014 and increased $593,000, or 222.9%, to $859,000 for the six months ended June 30, 2015 compared to $266,000 for the same period in 2014. The increase in the expense during the six months ended June 30, 2015 compared to the same prior year period was primarily due to valuation adjustments of $330,000 and losses on sales of other real estate owned in the amount of $70,000 which were incurred during the three months ended June 30, 2015.
Other expense increased $761,000, or 39.7%, to $2.7 million for the three months ended June 30, 2015 from $1.9 million for the same period in 2014 and increased $2.4 million, or 79.4%, to $5.4 million for the six months ended June 30, 2015 compared to $3.0 million for the same period in 2014. The increases for the three and six months ended June 30, 2015 compared to the same periods in 2014 are primarily the result of the increases in employee-related expenses such as courier services, travel expenses, telephone and Visa card expenses given the increase in employees and market area as a result of the Washington Banking Merger.

Income Tax Expense
Income tax expense increased by $1.8 million, or 117.5%, to $3.4 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014 and increased $4.5 million, or 161.5%, to $7.4 million for the six months ended June 30, 2015 compared to $2.8 million for the same period in 2014. The Company’s effective tax rate was 27.8% and 28.4% for the three and six months ended June 30, 2015, respectively, compared to 27.1% and 29.6% for the same periods in 2014, respectively. The increase in the income tax expense was primarily due to the increase in pre-tax income. The decrease in the Company’s effective tax rate for the six months ended June 30, 2015 compared to the same period in 2014 is due primarily to the purchase of an additional $25 million in bank owned life insurance policies in May 2015, the income of which is exempt from income taxes.

Financial Condition Overview
Total assets increased slightly to $3.48 billion as of June 30, 2015 as compared to $3.46 billion as of December 31, 2014. The total loans receivable, net increased $95.7 million, or 4.3%, to $2.32 billion at June 30, 2015 compared to $2.22 billion at December 31, 2014. To fund the increase in loans, cash and cash equivalents and investment securities available for sale were decreased. Cash and cash equivalents decreased $36.3 million, or 29.9%, to $85.3 million at June 30, 2015 from $121.6 million at December 31, 2014. Investment securities available for sale decreased $43.7 million, or 5.9%, to $699.1 million at June 30, 2015 from $742.8 million at December 31, 2014.
FHLB stock decreased $8.0 million, or 66.0%, to $4.1 million at June 30, 2015 from $12.2 million at December 31, 2014 due to the repurchase of stock by the FHLB of Seattle as a result of the FHLB of Seattle merger with FHLB of Des Moines which was effective during the second quarter of 2015. Based on the FHLB of Des Moines structure, the amount of stock to be held by participating banks is substantially less than that of the former FHLB of Seattle.
Bank owned life insurance increased $25.4 million, or 72.2%, to $60.6 million as of June 30, 2015 from $35.2 million at December 31, 20144. The increase was due primarily to the purchase of an additional $25 million in bank owned life insurance policies during the quarter ended June 30, 2015.
Deposits increased by $40.2 million, or 1.4%, to $2.95 billion as of June 30, 2015 compared to $2.91 billion as of December 31, 2014. Total non-maturity deposits increased to 84.3% of total deposits at June 30, 2015 from 81.9% at December 31, 2014 and certificates of deposits decreased to 15.7% of total deposits at June 30, 2015 from 18.1% at December 31, 2014.
Securities sold under agreement to repurchase decreased $11.6 million, or 36.0%, to $20.6 million as of June 30, 2015 from $32.2 million as of December 31, 2014 primarily due to changes in customer deposit balances.
Accrued expenses and other liabilities decreased $10.8 million, or 23.7%, to $34.8 million at June 30, 2015 from $45.7 million at December 31, 2014 primarily as a result of federal income tax payments and incentive compensation payments made during the first quarter of 2015.
Total stockholders’ equity increased by $4.6 million, or 1.0%, to $459.1 million as of June 30, 2015 from $454.5 million at December 31, 2014. The increase during the six months ended June 30, 2015 was due primarily to net income of $18.5 million, partially offset by cash dividends declared of $6.3 million and common stock repurchases totaling $7.7 million. The Company’s equity position continues to remain strong at 13.2% of total assets as of June 30, 2015 compared to 13.1% as of December 31, 2014.
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2014 to June 30, 2015.

	June 30, 2015	December 31, 2014	Change between June 30, 2015 and December 31, 2014
Assets
Cash and cash equivalents	$85,312	$121,636	$(36,324)
Other interest earning deposits	5,110	10,126	(5,016)
Investment securities	732,709	778,660	(45,951)
Loans held for sale	6,939	5,582	1,357
Noncovered loans receivable, net of allowance for loan losses	2,216,842	2,102,724	114,118
Covered loans receivable, net of allowance for loan losses	102,182	120,624	(18,442)
FDIC indemnification asset	388	1,116	(728)
Other real estate owned	3,017	3,355	(338)
Premises and equipment, net	63,968	64,938	(970)
Federal Home Loan Bank stock, at cost	4,148	12,188	(8,040)
Bank owned life insurance	60,579	35,176	25,403
Accrued interest receivable	9,883	9,836	47
Prepaid expenses and other assets	60,383	61,871	(1,488)
Other intangible assets, net	9,835	10,889	(1,054)
Goodwill	119,029	119,029	—
Total assets	$3,480,324	$3,457,750	$22,574

Liabilities
Deposits	$2,946,487	$2,906,331	$40,156
Junior subordinated debentures	19,278	19,082	196
Securities sold under agreement to repurchase	20,589	32,181	(11,592)
Accrued expenses and other liabilities	34,842	45,650	(10,808)
Total liabilities	3,021,196	3,003,244	17,952
Stockholders' equity
Common stock	358,365	364,741	(6,376)
Retained earnings	98,565	86,387	12,178
Accumulated other comprehensive income, net	2,198	3,378	(1,180)
Total stockholders' equity	459,128	454,506	4,622
Total liabilities and stockholders' equity	$3,480,324	$3,457,750	$22,574
Lending Activities
As indicated in the table below, total loans receivable, net of net deferred loan fees increased $96.2 million, or 4.3%, to $2.35 billion at June 30, 2015 from $2.25 billion at December 31, 2014. Noncovered loans receivable, net of deferred loan fees increased $114.7 million, or 5.4%, to $2.24 billion at June 30, 2015 from $2.12 billion at December 31, 2014. Covered loans receivable decreased by $18.5 million, or 14.7%, to $107.7 million at June 30, 2015 from $126.2 million at December 31, 2014. The increases in the noncovered loan receivable balances for the six months ended June 30, 2015 was primarily in commercial real estate loans.

	June 30, 2015	% of Total Noncovered	December 31, 2014	% of Total Noncovered
	(Dollars in thousands)
Noncovered loans receivable
Commercial business:
Commercial and industrial	$551,989	24.6%	$551,343	26.0%
Owner-occupied commercial real estate	565,721	25.3	535,742	25.2
Non-owner occupied commercial real estate	676,872	30.2	616,757	29.0
Total commercial business	1,794,582	80.1	1,703,842	80.2
One-to-four family residential	67,083	3.0	63,540	3.0
Real estate construction and land development:
One-to-four family residential	41,693	1.9	46,749	2.2
Five or more family residential and commercial properties	66,024	2.9	61,360	2.9
Total real estate construction and land development	107,717	4.8	108,109	5.1
Consumer	270,175	12.1	250,323	11.8
Gross noncovered loans	2,239,557	100.0	2,125,814	100.1
Net deferred loan fees	64	—	(937)	(0.1)
Noncovered loans receivable, net	2,239,621	100.0%	2,124,877	100.0%
Covered loans receivable	107,681		126,200
Total loans receivable, net of net deferred loan fees	$2,347,302		$2,251,077

Nonperforming Noncovered Assets
The following table describes our nonperforming noncovered assets at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual noncovered loans:
Commercial business	$4,490	$4,719
Real estate construction and land development	2,489	2,652
Consumer	19	139
Total nonaccrual noncovered loans (1)(2)	6,998	7,510
Other real estate owned, noncovered	259	2,178
Total nonperforming noncovered assets	$7,257	$9,688
Performing TDR noncovered loans:
Commercial business	$16,511	$14,408
One-to-four family residential	241	245
Real estate construction and land development	2,928	3,927
Consumer	103	184
Total performing TDR noncovered loans (3)	$19,783	$18,764
Accruing noncovered loans past due 90 days or more (4)	$—	$—
Noncovered potential problem loans (5)	86,152	117,250
Allowance for loan losses on noncovered loans	22,779	22,153
Allowance for loan losses on noncovered loans to total noncovered loans, net	1.02%	1.04%
Allowance for loan losses on noncovered loans to nonperforming noncovered loans	325.51%	294.98%
Nonperforming noncovered loans to total noncovered loans	0.31%	0.35%
Nonperforming noncovered assets to total noncovered assets	0.21%	0.29%

(1)	At June 30, 2015 and December 31, 2014, $4.3 million and $4.1 million of nonperforming noncovered loans, respectively, were considered troubled debt restructurings.

(2)	At June 30, 2015 and December 31, 2014, $1.7 million and $1.6 million of nonperforming noncovered loans, respectively, were guaranteed by government agencies.

(3)	At June 30, 2015 and December 31, 2014, $456,000 and $751,000 of performing TDR noncovered loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing noncovered loans past due 90 days or more that were guaranteed by government agencies at June 30, 2015 or December 31, 2014.

(5)	At June 30, 2015 and December 31, 2014, $501,000 and $2.0 million of noncovered potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming noncovered assets decreased $2.4 million to $7.3 million, or 0.21% of total noncovered assets, at June 30, 2015 from $9.7 million, or 0.29% of total noncovered assets at December 31, 2014 due primarily to a decrease of $1.9 million in noncovered other real estate owned. For the six months ended June 30, 2015, the decrease in nonperforming noncovered loans was due to $982,000 in net principal reductions and $596,000 in charge-offs, offset partially by $1.2 million of additions in nonperforming noncovered loans. The noncovered other real estate owned balance decreased to $259,000 at June 30, 2015 from $2.2 million at December 31, 2014 as a result of the sale of nine noncovered properties with net proceeds of $1.5 million and losses of $96,000 along with a $400,000 valuation adjustment to record seven properties at their estimated proceeds value based on recent purchase and sales agreements.
Performing TDR noncovered loans were $19.8 million and $18.8 million as of June 30, 2015 and December 31, 2014, respectively. The $1.0 million, or 5.4%, increase in the performing TDR noncovered loans for the six months ended June 30, 2015 was primarily the result of the restructuring of $4.5 million of loans during the period partially offset by net principal payments of $2.8 million and $957,000 of loans transferred to nonaccrual status. At June 30, 2015 and December 31, 2014, the Company had recorded $2.3 million and $1.9 million, respectively, in allowance for loan losses on the performing TDR noncovered loans.

Noncovered potential problem loans as of June 30, 2015 and December 31, 2014 were $86.2 million and $117.3 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $31.1 million, or 26.5%, decrease in the noncovered potential problem loans was primarily the result of $27.6 million in loan grade improvements and loan principal payments (net) of $14.5 million, partially offset by the addition of $10.7 million of loans graded as potential problem loans during the six months ended June 30, 2015.

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

The following table provides information regarding changes in our allowance for loan losses on noncovered loans as of and for the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Noncovered loans receivable, net at the end of the period	$2,239,621	$2,069,532	$2,239,621	$2,069,532
Average noncovered loans receivable during the period	$2,183,539	$1,774,269	$2,153,688	$1,455,134
Allowance for loan losses on noncovered loans at the beginning of the period	$22,317	$22,820	$22,153	$22,657
Provision for loan losses on noncovered loans	1,189	370	2,474	349
Charge-offs:
Commercial business	(662)	(628)	(1,510)	(628)
Real estate construction and land development	—	(345)	(106)	(345)
Consumer	(448)	(179)	(929)	(242)
Total charge-offs	(1,110)	(1,152)	(2,545)	(1,215)
Recoveries:
Commercial business	187	269	388	501
One-to-four family residential	—	—	1
Real estate construction and land development	100	43	100	43
Consumer	96	19	208	34
Total recoveries	383	331	697	578
Net (charge-offs) recoveries	(727)	(821)	(1,848)	(637)
Allowance for loan losses on noncovered loans at end of period	$22,779	$22,369	$22,779	$22,369
Allowance for loan losses on noncovered loans to total noncovered loans receivable, net	1.02%	1.08%	1.02%	1.08%
Ratio of net charge-offs (recoveries) during period to average noncovered loans receivable (annualized)	0.13%	0.19%	0.17%	0.18%
The allowance for loan losses on noncovered loans increased $626,000, or 2.8%, to $22.8 million at June 30, 2015 from $22.2 million as of December 31, 2014. The allowance for loan losses on noncovered loans receivable to total noncovered loans receivable, net ratio decreased slightly to 1.02% at June 30, 2015 from 1.04% at December 31, 2014.
The nonperforming noncovered loans decreased $512,000 to $7.0 million at June 30, 2015 from $7.51 million at December 31, 2014. Nonperforming noncovered loans to total noncovered loans was 0.31% at June 30, 2015 compared to 0.35% December 31, 2014, and the allowance for loan losses on noncovered loans to nonperforming noncovered loans was 325.51% at June 30, 2015 and 294.98% at December 31, 2014.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2015.

Deposits and Other Borrowings
As indicated in the table below, total deposits increased $40.2 million, or 1.38%, to $2.95 billion at June 30, 2015 from $2.91 billion at December 31, 2014.

	June 30, 2015	% of Total	December 31, 2014	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$728,260	24.7%	$709,673	24.4%
NOW accounts	840,251	28.5	793,362	27.3
Money market accounts	513,117	17.4	520,065	17.9
Savings accounts	403,648	13.7	357,834	12.3
Total non-maturity deposits	2,485,276	84.3	2,380,934	81.9
Certificates of deposit	461,211	15.7	525,397	18.1
Total deposits	$2,946,487	100.0%	$2,906,331	100.0%
The increase in the deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) have increased $104.3 million, or 4.4%, to $2.49 billion at June 30, 2015 from $2.38 billion at December 31, 2014 and certificate of deposit accounts have decreased $64.2 million, or 12.2%, to $461.2 million at June 30, 2015 from $525.4 million at December 31, 2014. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 15.7% at June 30, 2015 from 18.1% at December 31, 2014.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2015, the Bank had securities sold under agreement to repurchase totaling $20.6 million, a decrease of $11.6 million, or 36.0%, from $32.2 million at December 31, 2014. The decrease is the result of customer activity during the period.
As part of the Washington Banking Merger, the Company acquired junior subordinated debentures with fair value of $18.9 million. The debentures have a par value of $25.0 million, and pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at June 30, 2015 was $19.3 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2015, cash and cash equivalents totaled $85.3 million, or 2.5% of total assets. In addition, $3.2 million of the $5.1 million of other interest earning deposits are scheduled to mature within one year of June 30, 2015. The fair value of investment securities available for sale totaled $699.1 million at June 30, 2015 of which $210.6 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $488.5 million, or 14.0%, of total assets at June 30, 2015. The fair value of investment securities available for sale with maturities of one year or less amounted to $3.6 million, or 0.15% of total assets.
At June 30, 2015, the Bank maintained credit facilities with the FHLB for $345.7 million and credit facilities with the Federal Reserve Bank of San Francisco for $76.2 million, of which there were no borrowings outstanding at June 30, 2015. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $70.0 million as of June 30, 2015. There were no federal funds purchased as of June 30, 2015.

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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $18.4 million for the six months ended June 30, 2015, and primarily consisted of proceeds from sale of loans held for sale of $67.3 million, net income of $18.5 million and depreciation and amortization of $6.7 million, partially offset by originations for loans held for sale of $66.3 million and net change in other assets and liabilities of $7.7 million. During the six months ended June 30, 2015, net cash used in investing activities was $69.8 million, which consisted primarily of purchases of investment securities available for sale of $81.8 million net loan originations of $98.9 million and the purchase of $25.0 million of bank owned life insurance, offset partially by maturities of investment securities available for sale of $56.7 million and proceeds from sales of investment securities available for sale of $64.4 million. Net cash used in financing activities was $15.1 million for the six months ended June 30, 2015, and primarily consisted of a net increase in deposits of $40.2 million, offset partially by a $11.6 million decrease in the securities sold under agreement to repurchase, $6.3 million payment of cash dividends on common stock and $7.7 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at June 30, 2015 was $459.1 million compared with $454.5 million at December 31, 2014. During the six months ended June 30, 2015, the Company realized net income of $18.5 million, declared and paid cash dividends of $6.3 million, recorded $1.2 million in other comprehensive loss, recorded stock-based compensation expense totaling $806,000, recorded $541,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $7.7 million.
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
As of June 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of June 30, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$122,192	4.5%	N/A	N/A	$335,394	12.4%
Tier 1 leverage capital to average assets	134,006	4.0	N/A	N/A	354,672	10.6
Tier 1 capital to risk-weighted assets	162,923	6.0	N/A	N/A	354,672	13.1
Total capital to risk-weighted assets	217,231	8.0	N/A	N/A	383,136	14.1
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	122,135	4.5	176,417	6.5	348,109	12.8
Tier 1 leverage capital to average assets	133,938	4.0	167,423	5.0	348,109	10.4
Tier 1 capital to risk-weighted assets	162,846	6.0	217,128	8.0	348,109	12.8
Total capital to risk-weighted assets	217,128	8.0	271,410	10.0	376,557	13.9

As of December 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,881	4.0%	N/A	N/A	$340,292	10.2%
Tier 1 capital to risk-weighted assets	97,620	4.0	N/A	N/A	340,292	13.9
Total capital to risk-weighted assets	195,240	8.0	N/A	N/A	368,198	15.1
Heritage Bank
Tier 1 leverage capital to average assets	132,853	4.0	166,066	5.0	332,147	10.0
Tier 1 capital to risk-weighted assets	97,585	4.0	146,378	6.0	332,147	13.6
Total capital to risk-weighted assets	195,171	8.0	243,964	10.0	360,053	14.8

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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 22, 2015, the Company’s Board of Directors declared a dividend of $0.11 per common share payable on August 20, 2015 to shareholders of record on August 6, 2015.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	—		—	704,975
Stock repurchase average share price	$—	$—		$—	$15.85

Eleventh Plan
Repurchased shares	304,600	—	441,966	—	441,966
Stock repurchase average share price	$16.88	$—	$16.64	$—	$16.64
(1) Represents shares repurchased and average share price paid during the duration of the plan.
During the three months ended June 30, 2015 and 2014, the Company also repurchased 11,687 and 8,186 shares at an average price of $17.37 and $12.91, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company also repurchased 21,610 and 17,484 shares at an average price of $16.66 and $15.49, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015— April 30, 2015	14,114	$17.12	7,464,789	1,361,634
May 1, 2015— May 31, 2015	290,600	16.87	7,755,389	1,071,034
June 1, 2015—June 30, 2015	11,573	17.69	7,755,389	1,073,034
Total	316,287	$16.91	7,755,389	1,073,034

(1)
Common shares repurchased by the Company between April 1, 2015 and June 30, 2015 included the cancellation of 11,687 shares of restricted stock to pay withholding taxes at an average price per share of $17.37.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION

On August 4, 2015, Heritage Bank (the "Bank"), the wholly owned subsidiary of Heritage Financial Corporation, and the Federal Deposit Insurance Corporation (the "FDIC") entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank, City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the agreements. The termination resulted in a pre-tax gain of approximately $1.7 million and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the condensed consolidated statements of financial condition) which was recorded as of the August 4, 2015 termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, will be eliminated under this termination agreement. The termination of the shared-loss agreements should have no impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

10.17	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling

11	Statement regarding computation of earnings per share (19)

14.0	Code of Ethics and Conduct Policy (20)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

HERITAGE FINANCIAL CORPORATION

Date:
August 6, 2015	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
August 6, 2015	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.17	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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