Form 10-Q
period 2015-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2015-11-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 27, 2015 there were 29,967,410 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
September 30, 2015

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares, Inc. and Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through merger, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2015 and December 31, 2014
(Dollars in thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash on hand and in banks	$58,930	$74,028
Interest earning deposits	83,547	47,608
Cash and cash equivalents	142,477	121,636
Other interest earning deposits	5,244	10,126
Investment securities available for sale, at fair value	703,093	742,846
Investment securities held to maturity (fair value of $34,023 and $36,874, respectively)	32,832	35,814
Loans held for sale	7,981	5,582
Loans receivable, net	2,404,044	2,251,077
Allowance for loan losses	(29,004)	(27,729)
Total loans receivable, net	2,375,040	2,223,348
FDIC indemnification asset	—	1,116
Other real estate owned	2,071	3,355
Premises and equipment, net	63,356	64,938
Federal Home Loan Bank stock, at cost	4,148	12,188
Bank owned life insurance	60,945	35,176
Accrued interest receivable	10,831	9,836
Prepaid expenses and other assets	59,019	61,871
Other intangible assets, net	9,312	10,889
Goodwill	119,029	119,029
Total assets	$3,595,378	$3,457,750
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,054,198	$2,906,331
Junior subordinated debentures	19,351	19,082
Securities sold under agreement to repurchase	22,829	32,181
Accrued expenses and other liabilities	30,304	45,650
Total liabilities	3,126,682	3,003,244
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,967,555 and 30,259,838 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	358,927	364,741
Retained earnings	104,762	86,387
Accumulated other comprehensive income, net	5,007	3,378
Total stockholders’ equity	468,696	454,506
Total liabilities and stockholders’ equity	$3,595,378	$3,457,750
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$30,179	$31,841	$91,213	$75,738
Taxable interest on investment securities	2,187	2,212	7,199	4,663
Nontaxable interest on investment securities	1,056	855	3,137	1,928
Interest and dividends on other interest earning assets	62	123	173	338
Total interest income	33,484	35,031	101,722	82,667
INTEREST EXPENSE:
Deposits	1,335	1,534	3,961	3,685
Junior subordinated debentures	195	171	627	285
Other borrowings	14	19	50	52
Total interest expense	1,544	1,724	4,638	4,022
Net interest income	31,940	33,307	97,084	78,645
Provision for loan losses	851	594	3,247	1,743
Net interest income after provision for loan losses	31,089	32,713	93,837	76,902
NONINTEREST INCOME:
Service charges and other fees	3,593	3,524	10,575	7,700
Merchant Visa income, net	66	278	458	839
Change in FDIC indemnification asset	—	(647)	(497)	(575)
Gain (loss) on sale of investment securities, net	393	(13)	1,362	254
Gain on sale of loans, net	1,411	742	3,828	975
Other income	4,081	1,599	9,043	3,377
Total noninterest income	9,544	5,483	24,769	12,570
NONINTEREST EXPENSE:
Compensation and employee benefits	14,918	15,579	42,984	36,369
Occupancy and equipment	3,970	3,978	11,511	9,412
Data processing	2,398	1,978	5,950	6,977
Marketing	899	841	2,595	1,843
Professional services	894	1,113	2,602	5,173
State and local taxes	619	576	1,808	1,378
Impairment loss on investment securities, net	—	—	—	45
Federal deposit insurance premium	499	403	1,537	1,115
Other real estate owned, net	(5)	650	854	915
Amortization of intangible assets	523	603	1,577	1,248
Other expense	2,607	2,642	8,021	5,661
Total noninterest expense	27,322	28,363	79,439	70,136
Income before income taxes	13,311	9,833	39,167	19,336
Income tax expense	3,819	2,765	11,171	5,577
Net income	$9,492	$7,068	$27,996	$13,759
Basic earnings per common share	$0.32	$0.23	$0.93	$0.57
Diluted earnings per common share	$0.32	$0.23	$0.93	$0.57
Dividends declared per common share	$0.11	$0.09	$0.32	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$9,492	$7,068	$27,996	$13,759
Change in fair value of securities available for sale, net of tax of $1,657, $(744), $1,256 and $663, respectively	3,064	(1,384)	2,324	1,231
Reclassification adjustment for net gain from sale of investment securities included in income, net of tax of $(138), $4, $(478) and $(89), respectively	(255)	8	(884)	(166)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0, $9, $4 and $27, respectively	—	13	11	43
Reclassification of other-than-temporary impairment on securities from sale of investment securities, net of tax $0, $0, $99, $0	—	—	178	—
Other comprehensive income (loss)	2,809	(1,363)	1,629	1,108
Comprehensive income	$12,301	$5,705	$29,625	$14,867
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(In thousands, except per share amounts)
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stock- holders’ equity
Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	124	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including excess tax benefits from nonqualified stock options)	71	766	—	—	766
Restricted stock compensation expense	—	896	—	—	896
Excess tax benefits from restricted stock	—	60	—	—	60
Common stock repurchased	(127)	(2,119)	—	—	(2,119)
Net income	—	—	13,759	—	13,759
Other comprehensive income, net of tax	—	—	—	1,108	1,108
Common stock issued in business combination	13,973	226,724	—	—	226,724
Cash dividends declared on common stock ($0.25 per share)	—	—	(5,325)	—	(5,325)
Balance at September 30, 2014	30,252	$365,006	$86,699	$(54)	$451,651

Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	118	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	53	686	—	—	686
Restricted stock compensation expense	—	1,125	—	—	1,125
Excess tax benefits from restricted stock	—	105	—	—	105
Common stock repurchased	(464)	(7,730)	—	—	(7,730)
Net income	—	—	27,996	—	27,996
Other comprehensive income, net of tax	—	—	—	1,629	1,629
Cash dividends declared on common stock ($0.32 per share)	—	—	(9,621)	—	(9,621)
Balance at September 30, 2015	29,967	$358,927	$104,762	$5,007	$468,696
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$27,996	$13,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,486	9,043
Changes in net deferred loan fees, net of amortization	(1,257)	(1,200)
Provision for loan losses	3,247	1,743
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(4,085)	209
Restricted and unrestricted stock compensation expense	1,125	896
Stock option compensation expense	—	20
Excess tax benefits from stock options and restricted and unrestricted stock	(125)	(60)
Amortization of intangible assets	1,577	1,248
Gain on sale of investment securities, net	(1,362)	(254)
Impairment loss on investment of securities, net	—	45
Origination of loans held for sale	(102,310)	(35,046)
Gain on sale of loans, net	(3,828)	(975)
Proceeds from sale of loans held for sale	103,739	35,303
Earnings on bank owned life insurance	(769)	(241)
Valuation adjustment on other real estate owned	415	—
Loss on sale of other real estate owned, net	94	312
Gain on termination of FDIC shared-loss agreements	(1,747)	—
(Gain) loss on sale or write-off of furniture, equipment and leasehold improvements	(1)	466
Net cash provided by operating activities	33,195	25,268
Cash flows from investing activities:
Loans originated, net of principal payments	(156,106)	30,363
Maturities of other interest earning deposits	4,836	2,487
Maturities of investment securities available for sale	91,915	37,480
Maturities of investment securities held to maturity	1,897	1,003
Purchase of investment securities available for sale	(158,048)	(251,200)
Purchase of investment securities held to maturity	—	(3,313)
Purchase of premises and equipment	(1,409)	(3,330)
Proceeds from sales of other real estate owned	3,199	5,173
Proceeds from sales of investment securities available for sale	102,937	158,640
Proceeds from sales of investment securities held to maturity	972	—
Proceeds from redemption of Federal Home Loan Bank stock	8,040	442
Proceeds from sale of premises and equipment	10	835
Purchase of bank owned life insurance	(25,000)	—
Investment in new market tax credit partnership	—	(25,000)
Investment in low-income housing tax credit partnership	(442)	—
Net cash used for termination of FDIC shared-loss agreements	(7,110)	—
Net cash received from acquisitions	—	31,564
Net cash used in investing activities	(134,309)	(14,856)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	147,867	69,986
Common stock cash dividends paid	(9,621)	(5,325)
Net (decrease) increase in securities sold under agreement to repurchase	(9,352)	5,970
Proceeds from exercise of stock options	666	766
Excess tax benefits from stock options and restricted and unrestricted stock	125	60
Repurchase of common stock	(7,730)	(2,119)
Net cash provided by financing activities	121,955	69,338
Net increase in cash and cash equivalents	20,841	79,750
Cash and cash equivalents at beginning of period	121,636	130,400
Cash and cash equivalents at end of period	$142,477	$210,150

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,841	$3,667
Cash paid for income taxes	12,286	11,952

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$2,424	$677
Investment in low income housing tax credit partnership and related funding commitment	—	4,400
Purchases of investment securities available for sale not settled	—	9,365
Common stock issued for business combinations	—	226,724
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	458,312
Loans held for sale	—	3,923
Loans receivable	—	895,978
Loans receivable, covered at merger date	—	107,050
Other real estate owned	—	7,121
Premises and equipment	—	31,776
Federal Home Loan Bank stock	—	7,064
FDIC indemnification asset	—	7,174
Accrued interest receivable	—	4,943
Bank owned life insurance	—	32,519
Prepaid expenses and other assets	—	15,194
Other intangible assets	—	11,194
Deposits	—	(1,433,894)
Junior subordinated debentures	—	(18,937)
Accrued expenses and other liabilities	—	(23,803)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
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
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust. Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note (8) Junior Subordinated Debentures.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Specifically, the Company has eliminated the classification of "noncovered" and "covered" loans from the Condensed Consolidated Financial Statements based on the termination of the FDIC shared-loss agreements during the three months ended September 30, 2015. For more information on the termination agreement, see Note (5) Indemnification Asset. Accordingly, all loans receivable previously reported as "noncovered" and those previously reported as "covered" by FDIC shared-loss agreements have been combined and reclassified as "loans receivable" for all periods presented. Reclassifications had no effect on prior periods' net income or stockholders’ equity.

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
FASB ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015 and defers the effective date of the above-mentioned ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is a public business entity and will not early adopt as permitted in this Update. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements upon adoption.
FASB ASU 2015-14, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Condensed Consolidated Financial Statements as of September 30, 2015.

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

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$15,115	$47	$—	$15,162
Municipal securities	186,239	3,797	(267)	189,769
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	482,771	5,000	(807)	486,964
Corporate obligations	9,283	—	(67)	9,216
Mutual funds and other equities	1,965	17	—	1,982
Total	$695,373	$8,861	$(1,141)	$703,093

	Securities Available for Sale
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$21,414	$44	$(31)	$21,427
Municipal securities	170,082	3,139	(184)	173,037
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	539,859	4,015	(1,475)	542,399
Corporate obligations	4,034	—	(24)	4,010
Mutual funds and other equities	1,956	17	—	1,973
Total	$737,345	$7,215	$(1,714)	$742,846

The amortized cost, gross unrecognized gains, gross unrecognized losses and fair values of investment securities held to maturity at the dates indicated were as follows:

	Securities Held to Maturity
	September 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,578	$169	$—	$1,747
Municipal securities	21,362	619	—	21,981
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	9,892	454	(51)	10,295
Total	$32,832	$1,242	$(51)	$34,023

	Securities Held to Maturity
	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	$167	$—	$1,758
Municipal securities	22,486	643	(11)	23,118
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	364	(74)	11,156
Private residential collateralized mortgage obligations	871	75	(104)	842
Total	$35,814	$1,249	$(189)	$36,874
There were no securities classified as trading at September 30, 2015 or December 31, 2014.
The amortized cost and fair value of securities at September 30, 2015, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,527	$3,534	$2,980	$2,989
Due after one year through three years	20,512	20,637	3,617	3,662
Due after three years through five years	41,714	42,327	6,747	7,066
Due after five years through ten years	159,618	162,025	16,370	17,168
Due after ten years	468,037	472,588	3,118	3,138
Investment securities with no stated maturities	1,965	1,982	—	—
Total	$695,373	$703,093	$32,832	$34,023
(b) Unrealized Losses and Other-Than-Temporary Impairments
Available for sale investment securities with unrealized losses as of September 30, 2015 and December 31, 2014 were as follows:

	Securities Available for Sale
	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$30,047	$(260)	$923	$(7)	$30,970	$(267)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	56,641	(255)	49,605	(552)	106,246	(807)
Corporate obligations	8,221	(54)	995	(13)	9,216	(67)
Total	$94,909	$(569)	$51,523	$(572)	$146,432	$(1,141)

	Securities Available for Sale
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$3,567	$(31)	$—	$—	$3,567	$(31)
Municipal securities	25,176	(184)	—	—	25,176	(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	182,970	(1,475)	—	—	182,970	(1,475)
Corporate obligations	2,119	(24)	—	—	2,119	(24)
Total	$213,832	$(1,714)	$—	$—	$213,832	$(1,714)

Held to maturity investment securities with unrecognized losses as of September 30, 2015 and December 31, 2014 were as follows:

	Securities Held to Maturity
	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	$—	$—	$2,028	$(51)	$2,028	$(51)
Total	$—	$—	$2,028	$(51)	$2,028	$(51)

	Securities Held to Maturity
	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
Municipal securities	$2,196	$(11)	$—	$—	$2,196	$(11)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,553	(74)	—	—	2,553	(74)
Private residential collateralized mortgage obligations	558	(104)	—	—	558	(104)
Total	$5,307	$(189)	$—	$—	$5,307	$(189)

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
During the nine months ended September 30, 2015, the Company sold its entire portfolio of private residential collateralized mortgage obligations with a carrying value of $829,000, all of which were classified as held-to-maturity. Since acquisition, these securities had been downgraded below the Company's acceptable investment grades. As a result of these downgrades and the effects on the risk-weighting of sub-investment grade securities based on the final rule effective in July 2013 of the Federal banking regulators' capital adequacy standards of the Basel Committee on Banking Supervision, commonly called "Basel III", the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized loss of $125,000 on this sale during the nine months ended September 30, 2015. The Company's intent and ability to hold the remaining held-to-maturity securities was not impacted by this sale.
Prior to the above mentioned sale of the private residential collateralized mortgage obligations, to analyze the unrealized losses, the Company estimated expected future cash flows of these investments by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral were determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security were then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average prepayment rate and average discount rate used in the valuation of the present value as of September 30, 2014 were 6.0% and 9.4%, respectively.
For the nine months ended September 30, 2015, there were no investment securities determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the nine months ended September 30, 2015 in earnings or other comprehensive income. In comparison, for the nine months ended September 30, 2014, there were four private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for the three and nine months ended September 30, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings.
The following table summarizes activity for the nine months ended September 30, 2014 related to the amount of impairments on held to maturity securities. There were no initial or subsequent impairments recorded during the nine months ended September 30, 2015.

	Life-to-Date Gross Other-Than-Temporary Impairments (1)	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	45	—	45
September 30, 2014	$2,648	$1,152	$1,496
(1) Life-to-date gross other-than-temporary impairments disclosed in this table are not reflective of subsequent recoveries, if any. As of September 30, 2015, the Company had no securities with other-than-temporary impairments because all such securities were sold as of September 30, 2015.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and held to maturity securities that are pledged as collateral for the following obligations at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$218,478	$222,564	$150,507	$153,785
Federal Reserve Bank of San Francisco and Federal Home Loan Bank to secure borrowing arrangements	509	510	4,430	4,460
Repurchase agreements	29,712	30,111	43,676	44,457
Other securities pledged	2,136	2,173	14,828	14,922
Total	$250,835	$255,358	$213,441	$217,624

At September 30, 2015 and December 31, 2014, the total carrying value of pledged securities was $254.2 million and $216.7 million, respectively.

(3)	Loans Receivable
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
On August 4, 2015, the Company signed an agreement with the FDIC to terminate the shared-loss agreements. As a result, the Company eliminated the designation of "covered" and "noncovered" loans from current and all prior periods. All loans, including purchased loans, are included in the "loans receivable" classification. For additional information on the termination agreement with the FDIC, see Note (5) FDIC Indemnification Asset.
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
As a result of the Washington Banking Merger, the Company began originating indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its purchase of indirect loans primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.

Loans receivable at September 30, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$618,390	$570,453
Owner-occupied commercial real estate	603,372	594,986
Non-owner occupied commercial real estate	703,771	643,636
Total commercial business	1,925,533	1,809,075
One-to-four family residential	70,577	69,530
Real estate construction and land development:
One-to-four family residential	49,745	49,195
Five or more family residential and commercial properties	73,328	64,920
Total real estate construction and land development	123,073	114,115
Consumer	284,541	259,294
Gross loans receivable	2,403,724	2,252,014
Net deferred loan costs (fees)	320	(937)
Loans receivable, net	2,404,044	2,251,077
Allowance for loan losses	(29,004)	(27,729)
Total loans receivable, net	$2,375,040	$2,223,348
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger allowed the expansion of the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at September 30, 2015) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of September 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$584,337	$9,906	$23,839	$308	$618,390
Owner-occupied commercial real estate	571,283	11,955	19,878	256	603,372
Non-owner occupied commercial real estate	654,621	17,695	30,310	1,145	703,771
Total commercial business	1,810,241	39,556	74,027	1,709	1,925,533
One-to-four family residential	68,441	—	2,136	—	70,577
Real estate construction and land development:
One-to-four family residential	40,356	1,361	8,028	—	49,745
Five or more family residential and commercial properties	68,633	—	4,695	—	73,328
Total real estate construction and land development	108,989	1,361	12,723	—	123,073
Consumer	276,929	4	7,608	—	284,541
Gross loans receivable	$2,264,600	$40,921	$96,494	$1,709	$2,403,724

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$520,780	$14,618	$32,491	$2,564	$570,453
Owner-occupied commercial real estate	536,591	27,903	30,145	347	594,986
Non-owner occupied commercial real estate	593,918	17,683	32,035	—	643,636
Total commercial business	1,651,289	60,204	94,671	2,911	1,809,075
One-to-four family residential	66,599	740	2,191	—	69,530
Real estate construction and land development:
One-to-four family residential	36,534	3,977	8,684	—	49,195
Five or more family residential and commercial properties	58,783	—	6,137	—	64,920
Total real estate construction and land development	95,317	3,977	14,821	—	114,115
Consumer	249,866	—	9,428	—	259,294
Gross loans receivable	$2,063,071	$64,921	$121,111	$2,911	$2,252,014

Potential problem loans are loans classified as OAEM, Substandard, Doubtful and Loss that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Potential problem loans as of September 30, 2015 and December 31, 2014 were $113.3 million and $162.9 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $920,000 and $2.0 million as of September 30, 2015 and December 31, 2014, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$4,387	$5,784
Owner-occupied commercial real estate	2,806	2,295
Non-owner occupied commercial real estate	—	517
Total commercial business	7,193	8,596
One-to-four family residential	40	—
Real estate construction and land development:
One-to-four family residential	2,612	2,831
Total real estate construction and land development	2,612	2,831
Consumer	62	145
Gross nonaccrual loans	$9,907	$11,572
The Company had $1.4 million and $1.6 million of nonaccrual loans guaranteed by governmental agencies at September 30, 2015 and December 31, 2014, respectively.
PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its conventional terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.

The balances of past due loans, segregated by segments and classes of loans, as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,789	$1,789	$3,578	$614,812	$618,390	$—
Owner-occupied commercial real estate	1,806	2,244	4,050	599,322	603,372	—
Non-owner occupied commercial real estate	1,664	183	1,847	701,924	703,771	—
Total commercial business	5,259	4,216	9,475	1,916,058	1,925,533	—
One-to-four family residential	—	—	—	70,577	70,577	—
Real estate construction and land development:
One-to-four family residential	636	2,350	2,986	46,759	49,745	—
Five or more family residential and commercial properties	415	42	457	72,871	73,328	—
Total real estate construction and land development	1,051	2,392	3,443	119,630	123,073	—
Consumer	1,966	159	2,125	282,416	284,541	—
Gross loans receivable	$8,276	$6,767	$15,043	$2,388,681	$2,403,724	$—
(1) Excludes PCI loans.

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	90 Days or More and Still Accruing (1)
	(In thousands)
Commercial business:
Commercial and industrial	$4,765	$3,125	$7,890	$562,563	$570,453	$—
Owner-occupied commercial real estate	1,683	2,780	4,463	590,523	594,986	—
Non-owner occupied commercial real estate	1,826	531	2,357	641,279	643,636	—
Total commercial business	8,274	6,436	14,710	1,794,365	1,809,075	—
One-to-four family residential	312	—	312	69,218	69,530	—
Real estate construction and land development:
One-to-four family residential	240	2,225	2,465	46,730	49,195	—
Five or more family residential and commercial properties	—	596	596	64,324	64,920	—
Total real estate construction and land development	240	2,821	3,061	111,054	114,115	—
Consumer	2,676	852	3,528	255,766	259,294	—
Gross loans receivable	$11,502	$10,109	$21,611	$2,230,403	$2,252,014	$—
(1) Excludes PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured loans ("TDRs"). The table below excludes $11.7 million and $10.4 million, respectively, as of September 30, 2015 and December 31, 2014, of certain performing TDR loans classified as PCI loans. The majority of these loans have remaining fair value discounts compared to outstanding principal balances and may not have further impairment. The balance of impaired loans as of September 30, 2015 and December 31, 2014 are set forth in the following tables.

	September 30, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,168	$7,675	$8,843	$10,953	$943
Owner-occupied commercial real estate	—	5,150	5,150	5,233	1,016
Non-owner occupied commercial real estate	3,720	6,854	10,574	10,581	968
Total commercial business	4,888	19,679	24,567	26,767	2,927
One-to-four family residential	—	277	277	278	86
Real estate construction and land development:
One-to-four family residential	2,549	1,150	3,699	4,327	39
Five or more family residential and commercial properties	—	1,984	1,984	1,984	196
Total real estate construction and land development	2,549	3,134	5,683	6,311	235
Consumer	—	164	164	168	32
Total	$7,437	$23,254	$30,691	$33,524	$3,280

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$3,374	$8,000	$11,374	$13,045	$1,334
Owner-occupied commercial real estate	360	3,553	3,913	3,937	979
Non-owner occupied commercial real estate	2,459	5,270	7,729	7,719	531
Total commercial business	6,193	16,823	23,016	24,701	2,844
One-to-four family residential	—	245	245	245	75
Real estate construction and land development:
One-to-four family residential	2,307	2,396	4,703	5,146	447
Five or more family residential and commercial properties	—	2,056	2,056	2,056	234
Total real estate construction and land development	2,307	4,452	6,759	7,202	681
Consumer	33	178	211	216	58
Total	$8,533	$21,698	$30,231	$32,364	$3,658

The Company had governmental guarantees of $1.8 million and $2.4 million related to the impaired loan balances at September 30, 2015 and December 31, 2014, respectively.
The average recorded investment of impaired loans for the three and nine months ended September 30, 2015 and 2014 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$8,692	$15,296	$10,776	$15,115
Owner-occupied commercial real estate	4,882	3,811	4,151	3,500
Non-owner occupied commercial real estate	10,256	8,525	8,893	7,960
Total commercial business	23,830	27,632	23,820	26,575
One-to-four family residential	259	573	315	692
Real estate construction and land development:
One-to-four family residential	3,639	5,689	4,312	5,640
Five or more family residential and commercial properties	1,997	2,091	2,032	2,178
Total real estate construction and land development	5,636	7,780	6,344	7,818
Consumer	159	970	329	930
Total	$29,884	$36,955	$30,808	$36,015
For the three and nine months ended September 30, 2015 and 2014, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended September 30, 2015 and 2014, the Bank recorded $278,000 and $188,000, respectively, of interest income related to performing TDR loans. For the nine months ended September 30, 2015 and 2014, the Bank recorded $905,000 and $721,000, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
A troubled debt restructured loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, "Receivables - Overall - Subsequent Measurement," whether on accrual ("performing") or nonaccrual ("nonperforming") status.
The majority of the Bank’s TDR loans are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. Certain modifications with extensions also include interest rate reductions, which is the second most prevalent concession. Certain TDRs were additionally re-amortized over a longer period of time. The Bank also advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
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

The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$32,460	$6,639	$29,053	$7,256
Allowance for loan losses on TDR loans	2,033	655	1,908	1,035

The unfunded commitment to borrowers related to TDRs was $585,000 and $1.8 million at September 30, 2015 and December 31, 2014, respectively.
Loans that were modified as TDRs during the three and nine months ended September 30, 2015 and 2014 are set forth in the following tables:

	Three Months Ended September 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	10	$3,598	16	$3,108
Owner-occupied commercial real estate	2	1,102	1	180
Non-owner occupied commercial real estate	1	1,082	—	—
Total commercial business	13	5,782	17	3,288
One-to-four family residential	0	—	—	—
Real estate construction and land development:
One-to-four family residential	2	1,087	4	1,223
Total real estate construction and land development	2	1,087	4	1,223
Consumer	—	—	1	68
Total TDR loans	15	$6,869	22	$4,579

	Nine Months Ended September 30,
	2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	29	$6,443	20	$7,730
Owner-occupied commercial real estate	7	2,201	2	523
Non-owner occupied commercial real estate	6	15,634	2	1,020
Total commercial business	42	24,278	24	9,273
Real estate construction and land development:
One-to-four family residential	6	2,681	5	1,406
Five or more family residential and commercial properties	1	415	—	—
Total real estate construction and land development	7	3,096	5	1,406
Consumer	2	144	4	284
Total TDR loans	51	$27,518	33	$10,963

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000.

Of the 15 loans modified during the three months ended September 30, 2015, and the 51 loans modified during the nine months ended September 30, 2015, six loans with a total outstanding principal balance of $2.3 million had no prior modifications. The remaining loans included in the tables above for the three and nine months ended September 30, 2015 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at September 30, 2015 for loans that were modified as TDRs during the three and nine months ended September 30, 2015 was $416,000 and $1.6 million, respectively.
The loans modified during the previous twelve months ended September 30, 2015 and 2014 that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014 are included in the following tables:

	Three Months Ended September 30,
	2015		2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$98	3	$775
Non-owner occupied commercial real estate	—	—	2	77
Total commercial business	1	98	5	852
Total	1	$98	5	$852

	Nine Months Ended September 30,
	2015		2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$1,858	3	$775
Non-owner occupied commercial real estate	—	—	2	77
Total commercial business	2	1,858	5	852
Total	2	$1,858	5	$852
There was one commercial and industrial loan of $1.8 million at September 30, 2015 that was modified during the previous twelve months and subsequently defaulted during the nine months ended September 30, 2015 because the borrower did not make specific curtailment, or additional, payments on the the loan in prior periods, but for which the required payment was made during the three months ended September 30, 2015. All other loans included in the tables above for both periods defaulted as the loans were greater than 90 days past due. The Bank had a specific valuation allowance of $177,000 at September 30, 2015 related to the credits which defaulted during the nine months ended September 30, 2015.

(h) Purchased Credit Impaired Loans
The Company acquired PCI loans in the Washington Banking Merger and in previously completed acquisitions which are accounted for under FASB ASC 310-30. These previous acquisitions include the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively. In addition, the Company completed the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and Valley Community Bancshares, Inc. ("Valley") on July 15, 2013.
The following table reflects the outstanding principal balance and recorded investment at September 30, 2015 and December 31, 2014 of the PCI loans:

	September 30, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$21,168	$15,721	$31,779	$25,174
Owner-occupied commercial real estate	27,397	24,729	41,236	36,874
Non-owner occupied commercial real estate	32,227	30,960	33,291	31,442
Total commercial business	80,792	71,410	106,306	93,490
One-to-four family residential	5,456	5,149	6,106	5,713
Real estate construction and land development:
One-to-four family residential	7,256	4,379	8,559	5,531
Five or more family residential and commercial properties	3,104	3,231	4,861	4,765
Total real estate construction and land development	10,360	7,610	13,420	10,296
Consumer	6,914	7,989	8,928	9,772
Gross PCI loans	$103,522	$92,158	$134,760	$119,271
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimate fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.

The following table summarizes the accretable yield on the PCI loans resulting from the Cowlitz, Pierce, NCB, and Valley acquisitions and the Washington Banking Merger for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$18,731	$27,320	$21,092	$17,249
Accretion	(1,661)	(2,254)	(5,399)	(5,989)
Disposal and other	22	(2,756)	(2,382)	(4,527)
Change in accretable yield	1,586	723	5,367	16,300
Balance at the end of the period	$18,678	$23,033	$18,678	$23,033

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The allowance has three components, including a specific valuation allowance for impaired loans, a general allowance for non-impaired loans, and an allowance for PCI loans.
Prior to the termination of the FDIC shared-loss agreements on August 4, 2015 and when credit deterioration occurred subsequent to the acquisition dates, a provision for loan losses was charged to earnings for the full amount of the impairment without regard to the coverage of the FDIC shared-loss agreements for the once covered loans acquired in the Cowlitz acquisition and Washington Banking Merger (including Washington Banking's prior acquisitions of City Bank and North County Bank).

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2015:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2015
Commercial business:
Commercial and industrial	$9,891	$(70)	$59	$494	$10,374
Owner-occupied commercial real estate	4,587	—	—	(296)	4,291
Non-owner occupied commercial real estate	6,146	—	—	592	6,738
Total commercial business	20,624	(70)	59	790	21,403
One-to-four family residential	1,271	—	12	(88)	1,195
Real estate construction and land development:
One-to-four family residential	1,462	—	—	79	1,541
Five or more family residential and commercial properties	1,062	—	—	(20)	1,042
Total real estate construction and land development	2,524	—	—	59	2,583
Consumer	3,167	(278)	152	174	3,215
Unallocated	692	—	—	(84)	608
Total	$28,278	$(348)	$223	$851	$29,004

Nine Months Ended September 30, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,392)	$447	$766	$10,374
Owner-occupied commercial real estate	4,095	—	—	196	4,291
Non-owner occupied commercial real estate	5,538	(188)	—	1,388	6,738
Total commercial business	20,186	(1,580)	447	2,350	21,403
One-to-four family residential	1,200	—	13	(18)	1,195
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(239)	1,541
Five or more family residential and commercial properties	972	—	—	70	1,042
Total real estate construction and land development	2,758	(106)	100	(169)	2,583
Consumer	2,769	(1,208)	362	1,292	3,215
Unallocated	816	—	—	(208)	608
Total	$27,729	$(2,894)	$922	$3,247	$29,004

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of September 30, 2015.

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$943	$6,711	$2,720	$10,374
Owner-occupied commercial real estate	1,016	1,780	1,495	4,291
Non-owner occupied commercial real estate	968	3,431	2,339	6,738
Total commercial business	2,927	11,922	6,554	21,403
One-to-four family residential	86	584	525	1,195
Real estate construction and land development:
One-to-four family residential	39	492	1,010	1,541
Five or more family residential and commercial properties	196	755	91	1,042
Total real estate construction and land development	235	1,247	1,101	2,583
Consumer	32	2,293	890	3,215
Unallocated	—	608	—	608
Total	$3,280	$16,654	$9,070	$29,004
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2015:

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$8,843	$593,826	$15,721	$618,390
Owner-occupied commercial real estate	5,150	573,493	24,729	603,372
Non-owner occupied commercial real estate	10,574	662,237	30,960	703,771
Total commercial business	24,567	1,829,556	71,410	1,925,533
One-to-four family residential	277	65,151	5,149	70,577
Real estate construction and land development:
One-to-four family residential	3,699	41,667	4,379	49,745
Five or more family residential and commercial properties	1,984	68,113	3,231	73,328
Total real estate construction and land development	5,683	109,780	7,610	123,073
Consumer	164	276,388	7,989	284,541
Total	$30,691	$2,280,875	$92,158	$2,403,724

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2014.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2014
Commercial business:
Commercial and industrial	$11,304	$(309)	$43	$234	$11,272
Owner-occupied commercial real estate	4,200	(128)		(9)	4,063
Non-owner occupied commercial real estate	5,685	(72)	—	163	5,776
Total commercial business	21,189	(509)	43	388	21,111
One-to-four family residential	1,155	—	—	200	1,355
Real estate construction and land development:
One-to-four family residential	1,533	—	—	235	1,768
Five or more family residential and commercial properties	1,630	—	—	(926)	704
Total real estate construction and land development	3,163	—	—	(691)	2,472
Consumer	2,175	(315)	46	884	2,790
Unallocated	801	—	—	(187)	614
Total	$28,483	$(824)	$89	$594	$28,342

Nine Months Ended September 30, 2014
Commercial business:
Commercial and industrial	$13,478	$(1,791)	$544	$(959)	$11,272
Owner-occupied commercial real estate	4,049	(128)		142	4,063
Non-owner occupied commercial real estate	5,326	(72)	—	522	5,776
Total commercial business	22,853	(1,991)	544	(295)	21,111
One-to-four family residential	1,100	—	—	255	1,355
Real estate construction and land development:
One-to-four family residential	1,720	(345)	43	350	1,768
Five or more family residential and commercial properties	953	—	—	(249)	704
Total real estate construction and land development	2,673	(345)	43	101	2,472
Consumer	1,597	(557)	81	1,669	2,790
Unallocated	601	—	—	13	614
Total	$28,824	$(2,893)	$668	$1,743	$28,342

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2014.

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,334	$6,557	$2,662	$10,553
Owner-occupied commercial real estate	979	1,643	1,473	4,095
Non-owner occupied commercial real estate	531	2,547	2,460	5,538
Total commercial business	2,844	10,747	6,595	20,186
One-to-four family residential	75	538	587	1,200
Real estate construction and land development:
One-to-four family residential	447	322	1,017	1,786
Five or more family residential and commercial properties	234	650	88	972
Total real estate construction and land development	681	972	1,105	2,758
Consumer	58	1,943	768	2,769
Unallocated	—	816	—	816
Total	$3,658	$15,016	$9,055	$27,729
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method for the year ended December 31, 2014:

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,374	$533,905	$25,174	$570,453
Owner-occupied commercial real estate	3,913	554,199	36,874	594,986
Non-owner occupied commercial real estate	7,729	604,465	31,442	643,636
Total commercial business	23,016	1,692,569	93,490	1,809,075
One-to-four family residential	245	63,572	5,713	69,530
Real estate construction and land development:
One-to-four family residential	4,703	38,961	5,531	49,195
Five or more family residential and commercial properties	2,056	58,099	4,765	64,920
Total real estate construction and land development	6,759	97,060	10,296	114,115
Consumer	211	249,311	9,772	259,294
Total	$30,231	$2,102,512	$119,271	$2,252,014

(5)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$388	$8,887	$1,116	$4,382
Additions as a result of the Washington Banking Merger	—	—	—	7,174
Cash payments received or receivable from the FDIC	—	(3,102)	(231)	(5,843)
FDIC share of additional estimated (gains) losses	—	(249)	(352)	556
Net amortization	—	(398)	(145)	(1,131)
Change due to termination of FDIC shared-loss agreements	(388)	—	(388)	—
Balance at the end of the period	$—	$5,138	$—	$5,138

On August 4, 2015, the Bank and the FDIC entered into an agreement terminating the FDIC shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank, and Washington Banking's acquisitions of City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the shared-loss agreements related to these acquisitions. The termination of the shared-loss agreements resulted in a pre-tax gain of $1.7 million (included in "other income" in the Condensed Consolidated Statements of Income) and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the Condensed Consolidated Statements of Financial Condition) which was recorded as of the termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, were eliminated under the termination agreement. It is not anticipated that the termination of the FDIC shared-loss agreements will have any impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$3,017	$8,106	$3,355	$4,559
Additions	611	459	2,424	677
Additions from acquisitions	—	—	—	7,121
Proceeds from dispositions	(1,560)	(1,315)	(3,199)	(5,173)
Gain (loss) on sales, net	3	(378)	(94)	(312)
Valuation adjustment	—	—	(415)	—
Balance at the end of the period	$2,071	$6,872	$2,071	$6,872

(7)	Goodwill and Other Intangible Assets
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
There were no additions to goodwill during the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. The Company recorded $89.7 million in goodwill during the nine months ended September 30, 2014 as a result of the Washington Banking Merger. For additional information on the Washigton Banking Merger, see Note (14) Business Combination.
At September 30, 2015, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three and nine months ended September 30, 2015. The Company did not record any goodwill impairment charges for the three and nine months ended September 30, 2015 or for the three and nine months ended September 30, 2014. Even though there was no goodwill impairment at September 30, 2015, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at the beginning of the period	$9,835	$12,164	$10,889	$1,615
Additions as a result of acquisitions	—	—	—	11,194
Less: Amortization	523	603	1,577	1,248
Balance at the end of the period	$9,312	$11,561	$9,312	$11,561

(8)	Junior Subordinated Debentures
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
The adjustable rate of the trust preferred securities at September 30, 2015 was 1.89%. The weighted average rate of the junior subordinated debentures was 4.01% and 3.57% for the three months ended September 30, 2015 and 2014, respectively, and 4.36% and 3.58% for the nine months ended September 30, 2015 and 2014, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At September 30, 2015, the balance of the junior subordinated debentures was $19.4 million. All of the common securities of the Trust are owned by the Company.

Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(9)	Repurchase Agreements
The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the stated margin balance. The Company is required to pledge additional securities to cover any declines below the stated margin balance. The class of collateral pledged for the Company's repurchase agreement obligations as of September 30, 2015 and December 31, 2014, totaling $22.8 million and $32.2 million, respectively, were mortgage backed securities and collateralized mortgage obligation - residential: U.S. Government-sponsored agencies. Additional information on the total value of securities pledged for repurchase agreements is found in Note (2) Investment Securities.

(10)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income:
Net income	$9,492	$7,068	$27,996	$13,759
Less: Dividends and undistributed earnings allocated to participating securities	(84)	(59)	(247)	(114)
Net income allocated to common shareholders	$9,408	$7,009	$27,749	$13,645
Basic:
Weighted average common shares outstanding	29,960,133	30,293,559	30,086,057	24,085,132
Less: Restricted stock awards	(263,404)	(230,134)	(268,999)	(198,255)
Total basic weighted average common shares outstanding	29,696,729	30,063,425	29,817,058	23,886,877
Diluted:
Basic weighted average common shares outstanding	29,696,729	30,063,425	29,817,058	23,886,877
Incremental shares from stock options	22,395	36,671	22,718	50,539
Total diluted weighted average common shares outstanding	29,719,124	30,100,096	29,839,776	23,937,416
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended September 30, 2015 and 2014, potential anti-dilutive shares outstanding related to options to acquire common stock totaled 2,650 and 9,640, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation was in excess of the market value. For the nine months ended September 30, 2015 and 2014, potential anti-dilutive shares outstanding related to options to acquire common stock totaled 4,883 and 25,088, respectively, for the same reasons indicated for the three-month periods.

(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the nine months ended September 30, 2015 and calendar year 2014.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
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

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	108,075	—	108,075	704,975
Stock repurchase average share price	$—	$16.88	$—	$16.88	$15.85

Eleventh Plan
Repurchased shares	—	—	441,966	—	441,966
Stock repurchase average share price	$—	$—	$16.64	$—	$16.64
(1) Represents shares repurchased and average share price paid during the duration of the repurchase plans.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended September 30, 2015 and 2014, the Company repurchased 388 and 2,751 shares of common stock at an average price of $17.63 and $16.11, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the nine months ended September 30, 2015 and 2014, the Company repurchased 21,998 and 18,549 shares of common stock at an average price of $17.07 and $16.99, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(11)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$2,198	$—	$2,198
Other comprehensive income before reclassification	3,064	—	3,064
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(255)	—	(255)
Net current period other comprehensive income	2,809	—	2,809
Balance of AOCI at the end of period	$5,007	$—	$5,007

(1)	All amounts are net of tax.

	Nine Months Ended September 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	2,324	11	2,335
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(884)	178	(706)
Net current period other comprehensive income	1,440	189	1,629
Balance of AOCI at the end of period	$5,007	$—	$5,007

(1)	All amounts are net of tax.

	Three Months Ended September 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of period	$1,518	$(209)	$1,309
Other comprehensive income before reclassification	(1,384)	13	(1,371)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	8	—	8
Net current period other comprehensive income	(1,376)	13	(1,363)
Balance of AOCI at the end of period	$142	$(196)	$(54)

(1)	All amounts are net of tax.

	Nine Months Ended September 30, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	1,231	43	1,274
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(166)	—	(166)
Net current period other comprehensive income	1,065	43	1,108
Balance of AOCI at the end of the period	$142	$(196)	$(54)

(1)	All amounts are net of tax.

(12)	Stock-Based Compensation
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

On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards.
As of September 30, 2015, there remained 1,262,567 shares available for future issuances under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, the Company did not recognize compensation expense or a related tax benefit for the outstanding stock options as all compensation expense had been previously recognized. For the nine months ended September 30, 2014, the Company recognized compensation expense related to stock options of $20,000 with no related tax benefit. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2015 was $223,000 and $666,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2014 was $385,000 and $766,000, respectively.

The following table summarizes the stock option activity for the nine months ended September 30, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	194,482	$15.82
Granted (1)	90,248	10.72
Exercised	(70,854)	10.79
Forfeited or expired	(43,984)	22.80
Outstanding at September 30, 2014	169,892	$13.41	3.30	$455

Outstanding at December 31, 2014	156,407	$13.59
Granted	—	—
Exercised	(53,198)	12.45
Forfeited or expired	(12,278)	16.73
Outstanding at September 30, 2015	90,931	$13.84	3.05	$456
Vested and expected to vest at September 30, 2015	90,931	$13.84	3.05	$456
Exercisable at September 30, 2015	90,931	$13.84	3.05	$456

(1)
Options granted during the nine months ended September 30, 2014 represent only the stock options issued in conjunction with the Washington Banking Merger. See Note (14) Business Combination for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the merger agreement.

(b) Restricted and Unrestricted Stock Awards
For the three and nine months ended September 30, 2015, the Company recognized compensation expense related to restricted and unrestricted stock awards of $409,000 and $1,125,000, respectively, and a related tax benefit of $144,000 and $395,000, respectively. For the three and nine months ended September 30, 2014, the Company recognized compensation expense related to restricted and unrestricted stock awards of $357,000 and $896,000, respectively, and a related tax benefit of $125,000 and $315,000, respectively. As of September 30, 2015, the total unrecognized compensation expense related to non-vested restricted and unrestricted stock awards was $3.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years. The vesting date fair value of restricted stock awards that vested during the nine months ended September 30, 2015 and 2014 was $1.6 million and $1.2 million, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the nine months ended September 30, 2015 and 2014:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	202,939	$14.29
Granted	130,548	16.03
Vested	(73,336)	14.26
Forfeited	(6,806)	14.66
Nonvested at September 30, 2014	253,345	$15.19

Nonvested at December 31, 2014	238,669	$15.20
Granted	121,320	16.72
Vested	(91,642)	15.12
Forfeited	(2,837)	15.71
Nonvested at September 30, 2015	265,510	$15.92

(13)	Fair Value Measurements
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
The following tables summarize the balances of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$15,162	$—	$15,162	$—
Municipal securities	189,769	—	189,769	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	486,964	—	486,964	—
Corporate obligations	9,216	—	9,216	—
Mutual funds and other equities	1,982	1,982	—	—
Total	$703,093	$1,982	$701,111	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	$—	$21,427	$—
Municipal securities	173,037	—	173,037	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	542,399	—	542,399	—
Corporate obligations	4,010	—	4,010	—
Mutual funds and other equities	1,973	1,973	—	—
Total	$742,846	$1,973	$740,873	$—
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 and the related net losses (gains) recorded in earnings during three and nine months ended September 30, 2015 and 2014.

	Basis(1)	Fair Value at September 30, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2015	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2015
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$865	$862	$—	$—	$862	$—	$102
Total real estate construction and land development	865	862	—	—	862	—	102
Total impaired loans	865	862	—	—	862	—	102
Total assets measured at fair value on a nonrecurring basis	$865	$862	$—	$—	$862	$—	$102

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2014	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2014
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$161	$138	$—	$—	$138	$118	$(79)
Non-owner occupied commercial real estate	—	—	—	—	—	63	—
Total commercial business	161	138	—	—	138	181	(79)
Real estate construction and land development:
One-to-four family residential	2,094	1,725	—	—	1,725	381	384
Total real estate construction and land development	2,094	1,725	—	—	1,725	381	384
Consumer	49	45	—	—	45	—	—
Total impaired loans	2,304	1,908	—	—	1,908	562	305
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	—	45
Total assets measured at fair value on a nonrecurring basis	$2,340	$1,919	$—	$11	$1,908	$562	$350

(1)	Basis represents the unpaid principal balance of impaired loans and amortized cost of investment securities held to maturity.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$862	Market approach	Adjustment for differences between the comparable sales	(8.50%) - 10.4%; 0.95%

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,908	Market approach	Adjustment for differences between the comparable sales	(47.5%) - 96.2%; 7.0%
The nonrecurring fair value measurement disclosures in the tables above exclude impaired loans that are collateral dependent buy for which the collateral value exceeds the Company's recorded investment, as well as excludes impaired loans that are measured using the discounted cash flow approach because the discount rate used is generally not a fair value input.

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

	September 30, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$142,477	$142,477	$142,477	$—	$—
Other interest earning deposits	5,244	5,259	—	5,259	—
Investment securities available for sale	703,093	703,093	1,982	701,111	—
Investment securities held to maturity	32,832	34,023	—	34,023	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,981	8,177	—	8,177	—
Total loans receivable, net	2,375,040	2,393,455	—	—	2,393,455
Accrued interest receivable	10,831	10,831	9	3,421	7,401
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,616,659	$2,616,659	$2,616,659	$—	$—
Certificate of deposit accounts	437,539	436,977	—	436,977	—
Total deposits	$3,054,198	$3,053,636	$2,616,659	$436,977	$—
Securities sold under agreement to repurchase	$22,829	$22,829	$22,829	$—	$—
Junior subordinated debentures	19,351	19,351	—	—	19,351
Accrued interest payable	209	209	52	137	20

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$121,636	$121,636	$121,636	$—	$—
Other interest earning deposits	10,126	10,145	—	10,145	—
Investment securities available for sale	742,846	742,846	1,973	740,873	—
Investment securities held to maturity	35,814	36,874	—	36,874	—
Federal Home Loan Bank stock	12,188	N/A	N/A	N/A	N/A
Loans held for sale	5,582	5,710	—	5,710	—
Loans receivable, net of allowance for loan losses	2,223,348	2,279,081	—	—	2,279,081
Accrued interest receivable	9,836	9,836	3	3,009	6,824
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,380,934	$2,380,934	$2,380,934	$—	$—
Certificate of deposit accounts	525,397	525,768	—	525,768	—
Total deposits	$2,906,331	$2,906,702	$2,380,934	$525,768	$—
Securities sold under agreement to repurchase	$32,181	$32,181	$32,181	$—	$—
Junior subordinated debentures	19,082	19,082	—	—	19,082
Accrued interest payable	411	411	62	328	21
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
Federal Home Loan Bank Stock:
Federal Home Loan Bank ("FHLB") stock is not publicly traded; thus, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. At September 30, 2015 the stock was stock of the FHLB of Des Moines and at December 31, 2014 was stock of the FHLB of Seattle. The FHLB of Seattle merged with and into the FHLB of Des Moines effective in the second calendar quarter of 2015.
Loans Held for Sale:
The fair value of loans held for sale is estimated based upon binding contracts or quotes from third party investors. (Level 2).
Total Loans Receivable, net:
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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instruments in markets which can be inactive. At September 30, 2015, the fair value approximated the carrying value based on these valuation techniques (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(14)	Business Combination
There were no acquisitions or mergers completed during the three and nine months ended September 30, 2015 or the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company completed the Washington Banking Merger.
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
Under the terms of the merger agreement, Washington Banking shareholders received 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. The terms of the merger agreement also provided for immediate vesting of the Washington Banking options and restricted stock awards units. At April 30, 2014, the number of Washington Banking common shares outstanding was 15,587,154 and the closing price of Heritage common stock was $16.16. The total consideration transferred by the Company in conjunction with the Washington Banking Merger was $269.6 million and the total number of Heritage shares of common stock issued were 14,000,178. The Company also incurred $489,000 in capitalized stock issuance costs.

The total consideration transferred by the Company in the Washington Banking Merger consisted of the following:

Washington Banking
(In thousands)
Consideration transferred
Cash paid (1)	$42,895
Fair value of common shares issued (2)	224,151
Fair value of restricted stock unit awards (3)	2,092
Fair value of common stock options	481
Total consideration transferred	$269,619

(1)	Includes $3,000 of cash paid due to fractional shares and $27,000 of cash paid to dissenting shareholders.

(2)	Total of 13,870,716 shares issued, which excludes 1,686 shares of dissenting shareholders that were paid in cash, and 165 fractional shares paid in cash.

(3)	Total number of converted shares was 129,462. Fair value includes 26,783 shares which were forfeited by Washington Banking shareholder to pay applicable taxes, with a total fair value of $433,000.
The Washington Banking Merger resulted in $89.7 million of goodwill. This goodwill is not deductible for tax purposes. The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
During the three and nine months ended September 30, 2014, the Company incurred Washington Banking merger-related costs (including system conversion costs) of approximately $1.3 million and $7.4 million, respectively.
The Washington Banking Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the Washington Banking Merger. Accordingly, the estimates of fair values of the acquired bank's assets, including the identifiable intangible assets, and the assumed liabilities in the merger were measured and recorded as of the effective date of the merger.

The fair value estimates of the assets acquired and liabilities assumed by the Company in the Washington Banking Merger were as follows:

Washington Banking
(In thousands)
Assets
Cash and cash equivalents	$74,947
Investment securities available for sale	458,312
Loans held for sale	3,923
Loans receivable	895,978
Loans receivable, covered at merger date	107,050
FDIC indemnification asset	7,174
Other real estate owned ($5,122 covered by FDIC shared-loss agreements at the May 1, 2014 merger date)	7,121
Premises and equipment	31,776
FHLB stock	7,064
Bank owned life insurance	32,519
Accrued interest receivable	4,943
Other intangible assets	11,194
Prepaid expenses and other assets	14,852
Total assets acquired	1,656,853
Liabilities
Deposits	1,433,894
Junior subordinated debentures	18,937
Accrued expenses and other liabilities	24,067
Total liabilities assumed	1,476,898
Net assets acquired	$179,955
A summary of the net assets purchased, the fair value adjustments and resulting goodwill recognized from the Washington Banking Merger are presented in the following table. Goodwill on mergers represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

Washington Banking
(In thousands)
Cost basis of net assets on merger date	$181,782
Less: Consideration transferred	(269,619)
Fair value adjustments:
Loans held for sale	86
Loans receivable	(12,811)
Loans receivable, covered at merger date	6,384
FDIC indemnification asset	357
Other real estate owned	387
Premises and equipment	(1,540)
Other intangible assets	10,216
Prepaid expenses and other assets	(6,416)
Deposits	(1,737)
Junior subordinated debentures	6,837
Accrued expenses and other liabilities	(3,590)
Goodwill recognized	$(89,664)

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it necessary for the Washington Banking Merger. The following table presents certain pro forma information, for illustrative purposes only, for the nine months ended September 30, 2014 as if the Washington Banking Merger had occurred on January 1, 2014. The estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans previously accounted for under ASC 310-30 that may have been necessary if these loans had been recorded at fair value at January 1, 2014. The pro forma information also does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

Nine Months Ended September 30, 2014
(Dollars In Thousands, except per share amounts)
Net interest income	$105,367
Net income	$25,589
Basic earnings per common share	$0.85
Diluted earnings per common share	$0.85

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2015. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2014 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At September 30, 2015, we had total assets of $3.60 billion and total stockholders’ equity of $468.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, gain on sale of loans (net) and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, professional services and other expenses. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, taxes, depreciation charges, maintenance and costs of utilities.
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

Recent Developments
We completed the Washington Banking Merger on May 1, 2014. Legacy Washington Banking results since May 1, 2014 are included in the results of operations herein; therefore, the results included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 include three and nine months, respectively, of operations of legacy Washington Banking. The results included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 contains three and five months, respectively, of the operating results of legacy Washington Banking.
As of September 30, 2015 the Company had 67 branching locations. We intend to continue executing our lending practices across our newly expanded market area. We will focus on commercial and consumer lending, including increased small business lending. As a result of the Washington Banking Merger, we have a greater, more diversified noninterest income stream through increased mortgage banking operations and Small Business Administration ("SBA") lending operations.

Earnings Summary
Net income was $0.32 per diluted common share for the three months ended September 30, 2015 compared to $0.23 per diluted common share for the three months ended September 30, 2014 and $0.93 per diluted common share for the nine months ended September 30, 2015 compared to $0.57 for the nine months ended September 30, 2014. Net income for the three months ended September 30, 2015 was $9.5 million compared to net income of $7.1 million for the same period in 2014. Net income was $28.0 million for the nine months ended September 30, 2015 compared to $13.8 million for the nine months ended September 30, 2014. The $2.4 million, or 34.3% increase in net income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of the $1.7 million gain on the FDIC shared-loss termination agreement signed during the three months ended September 30, 2015 as well as an increase in the gain on sale of loans, net, and a decrease in other real estate owned expenses. The $14.2 million, or 103.5% increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of the Washington Banking Merger as well as an increase in the gain on sale of loans.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 65.9% for the three months ended September 30, 2015 from 73.1% for the three months ended September 30, 2014 and decreased to 65.2% for the nine months ended September 30, 2015 from 76.9% for the nine months ended September 30, 2014. The decrease for the three months ended September 30, 2015 compared to the same period in 2014 is due primarily to the increases in noninterest income. The decrease in the efficiency ratio for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is also attributable to the increase in noninterest income as well as the increase in net interest income primarily as a result of the Washington Banking Merger, offset partially by the increase in noninterest expense due to the merger. The improvement in the efficiency ratio for the three and nine months ended September 30, 2015 and 2014 was partially mitigated by a continued decline in the net interest margin, as a result of the continued low interest rate environment.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest bearing deposits and other liabilities and shareholders' equity; the volume of noninterest earning assets; market interest rate fluctuations; and asset quality.
Net interest income decreased $1.4 million, or 4.1%, to $31.9 million for the three months ended September 30, 2015, compared to $33.3 million for the same period in 2014. Net interest income increased $18.4 million, or 23.4%, to $97.1 million for nine months ended September 30, 2015, compared to $78.6 million for the same period in 2014. The following tables provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net	$2,356,090	$30,179	5.08%	$2,194,460	$31,841	5.76%
Taxable securities	525,013	2,187	1.65	517,802	2,212	1.69
Nontaxable securities	201,233	1,056	2.08	176,827	855	1.92
Other interest earning assets	81,909	62	0.30	170,707	123	0.29
Total interest earning assets	3,164,245	33,484	4.20%	3,059,796	35,031	4.54%
Noninterest earning assets	385,065			377,001
Total assets	$3,549,310			$3,436,797
Interest Bearing Liabilities:
Certificates of deposit	$447,425	$586	0.52%	$604,708	$896	0.59%
Savings accounts	424,620	118	0.11	349,685	59	0.07
Interest bearing demand and money market accounts	1,383,212	631	0.18	1,259,704	579	0.18
Total interest bearing deposits	2,255,257	1,335	0.23	2,214,097	1,534	0.27
Securities sold under agreement to repurchase	21,197	14	0.26	28,565	19	0.26
Junior subordinated debentures	19,314	195	4.01	18,985	171	3.57
Total interest bearing liabilities	2,295,768	1,544	0.27%	2,261,647	1,724	0.30%
Demand and other noninterest bearing deposits	760,004			688,140
Other noninterest bearing liabilities	29,715			34,571
Stockholders’ equity	463,823			452,439
Total liabilities and stockholders’ equity	$3,549,310			$3,436,797
Net interest income		$31,940			$33,307
Net interest spread			3.93%			4.24%
Net interest margin			4.00%			4.32%
Average interest earning assets to average interest bearing liabilities			137.83%			135.29%
(1) Annualized

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net	$2,295,881	$91,213	5.31%	$1,763,081	$75,738	5.74%
Taxable securities	548,282	7,199	1.76	329,183	4,663	1.89
Nontaxable securities	201,796	3,137	2.08	129,422	1,928	1.99
Other interest earning assets	69,493	173	0.33	150,429	338	0.30
Total interest earning assets	3,115,452	101,722	4.37%	2,372,115	82,667	4.66%
Noninterest earning assets	374,938			268,794
Total assets	$3,490,390			$2,640,909
Interest Bearing Liabilities:
Certificates of deposit	$475,826	1,844	0.52%	$476,444	$2,225	0.62%
Savings accounts	391,273	316	0.11	256,599	151	0.08
Interest bearing demand and money market accounts	1,358,521	1,801	0.18	966,227	1,309	0.18
Total interest bearing deposits	2,225,620	3,961	0.24	1,699,270	3,685	0.29
FHLB advances and other borrowings	2,267	5	0.29	147	—	—
Securities sold under agreement to repurchase	23,222	45	0.26	26,878	52	0.26
Junior subordinated debentures	19,233	627	4.36	10,629	285	3.58
Total interest bearing liabilities	2,270,342	4,638	0.27%	1,736,924	4,022	0.31%
Demand and other noninterest bearing deposits	722,665			529,677
Other noninterest bearing liabilities	34,993			26,507
Stockholders’ equity	462,390			347,801
Total liabilities and stockholders’ equity	$3,490,390			$2,640,909
Net interest income		$97,084			$78,645
Net interest spread			4.10%			4.35%
Net interest margin			4.17%			4.43%
Average interest earning assets to average interest bearing liabilities			137.22%			136.57%
(1) Annualized
The decrease in net interest income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to the decrease in loan yields. A decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income caused the yield to decrease to 5.08% for the three months ended September 30, 2015 compared to 5.76% for the same period in 2014. The effect on loan yields from incremental accretion income decreased to 0.33% for the three months ended September 30, 2015 from 0.69% for the three months ended September 30, 2014. The decrease in loan yields was partially mitigated by an increase in average loans receivable of $161.6 million, or 7.4%, to $2.36 billion for the three months ended September 30, 2015 from $2.19 billion for the same period in 2014. The increase in net interest income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of an increase in the interest on loans as a result of the Washington Banking Merger. The average loans receivable increased $532.8 million, or 30.2%, to $2.30 billion for the nine months ended September 30, 2015 compared to $1.76 billion for the same period in 2014. The increase in net interest income for the nine months ended September 30, 2015 was reduced by a decline in loan yields to 5.31% from 5.74% in same period of 2014 due to decreases in contractual note rates.

The increase in average balances of taxable securities and nontaxable securities to $726.2 million for the three months ended September 30, 2015 from $694.6 million for the three months ended September 30, 2014 is due primarily to investment purchases. The increase in the average balances of taxable securities and nontaxable securities to $750.1 million for the nine months ended September 30, 2015 compared to $458.6 million for the nine months ended September 30, 2014 is primarily attributable to the Washington Banking Merger as well as investment purchases, which also caused an increase in net interest income. The increase in interest income from securities was also due to increases in yields on nontaxable securities to 2.08% for both the three and nine months ended September 30, 2015 from 1.92% and 1.99% for the same periods in 2014, respectively. The increase in interest income from securities was partially offset by decreases in yield on taxable securities to 1.65% and 1.76% for the three and nine months ended September 30, 2015, respectively, from 1.69% and 1.89% for the same periods in 2014, respectively.
The average balance of interest bearing deposits increased $41.2 million, or 1.9%, to $2.26 billion for the three months ended September 30, 2015 from $2.21 billion for the three months ended September 30, 2014 and increased $526.4 million, or 31.0%, to $2.23 billion for the nine months ended September 30, 2015 from $1.70 billion for the same period in 2014. A decrease in the average rates to 0.23% from 0.27% resulted in a decrease of $198,000, or 12.9%, in interest expense on deposits for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, the cost of deposits decreased to 0.24% from 0.29% for the comparable period in 2014, but the substantial increase in average deposits resulted in an increase of $276,000, or 7.5%, in interest expense on deposits for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
In connection with the Washington Banking Merger, the Company acquired the junior subordinated debentures of Washington Banking. The average rate of these debentures, including the effects of accretion of the discount established as of the date of the merger, for the three months ended September 30, 2015 was 4.01%, an increase of 44 basis points from 3.57% for the same period in 2014.
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended September 30, 2015, decreased 32 basis points to 4.00% from 4.32% for the same period in 2014. The net interest margin for the nine months ended September 30, 2015, decreased 26 basis points to 4.17% from 4.43% for the same period in 2014. The net interest spread for the three and nine months ended September 30, 2015 decreased to 3.93% and 4.10%, respectively, from 4.24% and 4.35%, respectively, for the same periods in 2014.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest margin, excluding incremental accretion on purchased loans (1)	3.76%	3.83%	3.83%	4.01%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.24	0.49	0.34	0.42
Net interest margin	4.00%	4.32%	4.17%	4.43%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified as a result of quarterly cash flow re-estimation.

The impact on net interest margin from incremental accretion on purchased loans decreased 25 basis points to 0.24% for the three months ended September 30, 2015 from 0.49% for the same period in 2014 and decreased eight basis points to 0.34% for the nine months ended September 30, 2015 from 0.42% for the same period in 2014. The dollar amount of incremental accretion income was $1.9 million and $3.8 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayment of purchased loans, primarily from the Washington Banking Merger, during the three months ended September 30, 2015 compared to the same period in 2014. The dollar amount of incremental accretion income was $8.0 million for the nine months ended September 30, 2015 compared to $7.5 million for the same period in 2014. The increase in accretion during the nine months ended September 30, 2015 was primarily as a result of four additional months of income in 2015 as the Washington Banking Merger was not completed until May 1, 2014.
Total interest income decreased $1.5 million, or 4.4%, to $33.5 million for the three months ended September 30, 2015, from $35.0 million for the three months ended September 30, 2014 primarily as a result of the decrease in loan yields during the periods. Total interest income increased $19.1 million, or 23.1% to $101.7 million for the nine months ended September 30, 2015 from $82.7 million for the same period in 2014. The increase in interest income was primarily due to the increase in interest and fees on loans as a result of the Washington Banking Merger as well as organic loan growth. This increase for the nine months ended September 30, 2015 compared to the same period in 2014 was partially offset by a decrease in the loan yields as a result of lower contractual note rates as a result of the continuing low interest rate environment.

The balance of average interest earning assets (including nonaccrual loans) increased $104.4 million, or 3.4%, to $3.16 billion for the three months ended September 30, 2015, from $3.06 billion for the three months ended September 30, 2014. The increase for the three months is primarily a result of the increase in the balance of loans receivable. The balance of average interest earning assets (including nonaccrual loans) increased $743.3 million, or 31.3%, to $3.12 billion for the nine months ended September 30, 2015 from $2.37 billion for the same period in 2014. The increase in average interest earning assets is primarily due to the Washington Banking Merger. The Company acquired $1.00 billion of fair value in loans, excluding loans held for sale, and $458.3 million of fair value in investment securities in the Washington Banking Merger.
The yield on total interest earning assets decreased 34 basis points to 4.20% for the three months ended September 30, 2015 from 4.54% for the three months ended September 30, 2014 and decreased 29 basis points to 4.37% for the nine months ended September 30, 2015 from 4.66% for the same period in 2014. The decreases in the yield on interest earning assets reflects the decrease in loan and taxable securities yields primarily as a result of lower contractual rates from the low interest rate environment.
Total interest expense decreased by $180,000, or 10.4%, to $1.5 million for the three months ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014. The decrease in interest expense was primarily due to a decrease in the yield on certificates of deposit to 0.52% for the three months ended September 30, 2015 from 0.59% for the same period in 2014. Total interest expense increased $616,000, or 15.3%, to $4.6 million for the nine months ended September 30, 2015 from $4.0 million for the same period in 2014. The increase in interest expense was attributable to the combination of higher average interest bearing deposit balances and the addition of the junior subordinated debenture as a result of the Washington Banking Merger, partially offset by lower average rates paid on certificates of deposit.
The average cost of interest bearing liabilities decreased three basis points to 0.27% for the three months ended September 30, 2015 from 0.30% for the three months ended September 30, 2014 and decreased four basis points to 0.27% for the nine months ended September 30, 2015 from 0.31% for the same period in the prior year. Total average interest bearing liabilities increased by $34.1 million, or 1.5%, to $2.30 billion for the three months ended September 30, 2015 from $2.26 billion for the three months ended September 30, 2014, primarily as a result of an increase in interest bearing demand and money market accounts. Total average interest bearing liabilities increased $533.4 million, or 30.7%, to $2.27 billion for the nine months ended September 30, 2015 from $1.74 billion for the same period in 2014. The increase in average interest bearing liabilities was due primarily to the Washington Banking Merger which had approximately $1.43 billion in fair value of assumed deposits (including noninterest bearing deposits) and $18.9 million in fair value of assumed junior subordinated debentures.
Deposit interest expense decreased $199,000, or 13.0%, to $1.3 million for the three months ended September 30, 2015 compared to $1.5 million for the same quarter in 2014 and increased $276,000, or 7.5%, to $4.0 million for the nine months ended September 30, 2015 from $3.7 million for the same period in 2014. The decrease in interest expense for the three months ended September 30, 2015 was due to a decrease in the cost of funds based on the low interest rate environment. The increase in deposit interest expense during the nine months ended September 30, 2014 compared to the same period in 2014 is primarily a result of the increase in the average deposit balance as a result of the Washington Banking Merger, offset partially by a decrease in the deposit average rate to 0.23% and 0.24%, respectively, for the three and nine months ended September 30, 2015, from 0.27% and 0.29%, respectively, for the same periods in 2014.
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
The provision for loan losses increased $257,000, or 43.3% to $851,000 for the three months ended September 30, 2015 from $594,000 for the three months ended September 30, 2014 and increased $1.5 million, or 86.3%, to $3.2 million for the nine months ended September 30, 2015 from $1.7 million for the same period in 2014. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The increase in provision for loan losses from prior year periods was primarily the result of loan growth from the prior year periods.

Based on the change in mix and volume of the loan portfolio at September 30, 2015 compared to December 31, 2014, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses for the three and nine months ended September 30, 2015 was appropriate. The ratio of net charge-offs (recoveries) to average loans outstanding was 0.02% and 0.11% for the three and nine months ended September 30, 2015, respectively, compared to 0.13% and 0.17% for the three and nine months ended September 30, 2014, respectively.
The Bank has established a comprehensive methodology for determining the allowance for loan losses on non-PCI loans. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses.
For the PCI loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the PCI loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that loan or pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
The allowance for loan losses increased by $1.3 million, or 4.6%, to $29.0 million at September 30, 2015 from $27.7 million at December 31, 2014. As of September 30, 2015, the Bank identified $30.7 million of impaired loans, of which $7.4 million have no allowances for credit losses as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying value. The remaining $23.3 million of impaired loans have related allowances for credit losses totaling $3.3 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $29.0 million at September 30, 2015 (1.21% of loans receivable, net and 292.76% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2014 of $27.7 million (1.23% of loans receivable, net and 239.62% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At September 30, 2015 and December 31, 2014, the remaining fair value discount for the purchased loans was $21.6 million and $29.7 million, respectively.

The following table outlines the allowance for loan losses on loans and related loan balances at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$16,654	$15,016
Gross loans, excluding PCI and impaired loans	$2,280,875	$2,102,512
Percentage	0.73%	0.71%

PCI Allowance:
Allowance for loan losses	$9,070	$9,055
Gross PCI loans	$92,158	$119,271
Percentage	9.84%	7.59%

Specific Valuation Allowance:
Allowance for loan losses	$3,280	$3,658
Gross impaired loans	$30,691	$30,231
Percentage	10.69%	12.10%

Total Allowance for Loan Losses:
Allowance for loan losses	$29,004	$27,729
Gross loans receivable	$2,403,724	$2,252,014
Percentage	1.21%	1.23%
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

Noninterest Income
Total noninterest income increased $4.1 million, or 74.1%, to $9.5 million for the three months ended September 30, 2015 compared to $5.5 million for the same period in 2014. Total noninterest income increased $12.2 million, or 97.0%, to $24.8 million for the nine months ended September 30, 2015 compared to $12.6 million for the same period in 2014. The following tables present the change in the key components of noninterest income for the periods noted.

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,593	$3,524	$69	2.0%
Merchant Visa income, net	66	278	(212)	(76.3)
Change in FDIC indemnification asset	—	(647)	647	100.0
Gain (loss) on sale of investment securities, net	393	(13)	406	3,123.1
Gain on sale of loans, net	1,411	742	669	90.2
Other income	4,081	1,599	2,482	155.2
Total noninterest income	$9,544	$5,483	$4,061	74.1%

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$10,575	$7,700	$2,875	37.3%
Merchant Visa income, net	458	839	(381)	(45.4)
Change in FDIC indemnification asset	(497)	(575)	78	13.6
Gain on sale of investment securities, net	1,362	254	1,108	436.2
Gain on sale of loans, net	3,828	975	2,853	292.6
Other income	9,043	3,377	5,666	167.8
Total noninterest income	$24,769	$12,570	$12,199	97.0%
Service charges and other fees increased $69,000, or 2.0%, for the three months ended September 30, 2015 compared to the same period in 2014 and increased $2.9 million, or 37.3%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increase in service charges and other fees are primarily the result of customer balance increases in deposit accounts, which increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of the Washington Banking Merger. For the three and nine months ended September 30, 2015, average total deposits were $3.02 billion and $2.95 billion, respectively, compared to $2.90 billion and $2.23 billion for the three and nine months ended September 30, 2014, respectively. On the effective date of the Washington Banking Merger, the Bank assumed fair value of $1.43 billion of deposits.
Gain on sale of investment securities, net was $393,000 and $1.4 million for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $13,000 and a net gain of $254,000 for the same periods in 2014, respectively. The increase in gains is primarily due to additional restructuring of the investment portfolio in anticipation of rising interest rates.
Gain on sale of loans, net was $1.4 million and $3.8 million for the three and nine months ended September 30, 2015, respectively, and $742,000 and $975,000 for the three and nine months ended September 30, 2014, respectively, and includes net gains on sale of one-to-four family residential loans as well as net gains on the sale of the government guaranteed portion of certain SBA loans. The increase in both periods was due to impact of the Washington Banking Merger. The Company discontinued its mortgage banking operations in the second quarter of 2013 and did not sell the government guaranteed portion of SBA loans prior to the Washington Banking Merger. Mortgage banking operations were resumed with the consummation of the Washington Banking Merger on May 1, 2014 as were the sales of government guaranteed portions of certain SBA loans.

Other income increased $2.5 million, or 155.2%, to $4.1 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014 and increased $5.7 million, or 167.8%, to $9.0 million for the nine months ended September 30, 2015 from $3.4 million for the same period in 2014. The increase in the three months ended September 30, 2015 compared to the same period in 2014 was primarily the result of the $1.7 million pre-tax gain on the FDIC shared-loss termination agreement. The increase during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was also due to the Company's sale of its merchant Visa portfolio in January 2015, which generated a gain of $1.7 million. The effects of this sale will result in lower merchant Visa income. As indicated in the table above, the merchant Visa income, net decreased $212,000, or 76.3%, to $66,000 for the three months ended September 30, 2015 from $278,000 for the three months ended September 30, 2014 primarily due to the sale. The increase in other income for the three and nine months ended September 30, 2015 was also partially a result of loan loss recoveries primarily of Washington Banking loans which were charged-off prior to consummation of the Washington Banking Merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the May 1, 2014 effective date of the Washington Banking Merger. Other income also included $352,000 and $707,000 of income from bank-owned life insurance policies for the three and nine months ended September 30, 2015, respectively, compared to $146,000 and $241,000, respectively, for the three and nine months ended September 30, 2014. The Company purchased $25.0 million in bank-owned life insurance policies during the second quarter of 2015, which increased other income during the three months ended September 30, 2015. The Company did not have bank-owned life insurance policies prior to the Washington Banking Merger.
The change in FDIC indemnification asset includes amortization of and changes to the FDIC indemnification asset as a result of changes in the projected remaining cash flows of the purchased loans which were covered prior to the termination agreement on August 4, 2015. As a result of the termination agreement and based on management's estimates, the Bank did not record amortization or change in the cash flows for the purchased loans during the three months ended September 30, 2015. The Bank recorded $398,000 of amortization of the FDIC indemnification asset during the three months ended September 30, 2014, and recorded $145,000 and $1.1 million of amortization during the nine months ended September 30, 2015 and 2014, respectively.

Noninterest Expense
Noninterest expense decreased $1.0 million, or 3.7%, to $27.3 million during the three months ended September 30, 2015 compared to $28.4 million for the three months ended September 30, 2014 and increased $9.3 million, or 13.3%, to $79.4 million for the nine months ended September 30, 2015 compared to $70.1 million for the same period in 2014. The following tables present the change in the key components of noninterest expense for the periods noted.

	Three Months Ended September 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$14,918	$15,579	$(661)	(4.2)%
Occupancy and equipment	3,970	3,978	(8)	(0.2)
Data processing	2,398	1,978	420	21.2
Marketing	899	841	58	6.9
Professional services	894	1,113	(219)	(19.7)
State and local taxes	619	576	43	7.5
Federal deposit insurance premium	499	403	96	23.8
Other real estate owned, net	(5)	650	(655)	(100.8)
Amortization of intangible assets	523	603	(80)	(13.3)
Other expense	2,607	2,642	(35)	(1.3)
Total noninterest expense	$27,322	$28,363	$(1,041)	(3.7)%

	Nine Months Ended September 30,
	2015	2014	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$42,984	$36,369	$6,615	18.2%
Occupancy and equipment	11,511	9,412	2,099	22.3
Data processing	5,950	6,977	(1,027)	(14.7)
Marketing	2,595	1,843	752	40.8
Professional services	2,602	5,173	(2,571)	(49.7)
State and local taxes	1,808	1,378	430	31.2
Impairment loss on investment securities, net	—	45	(45)	100.0
Federal deposit insurance premium	1,537	1,115	422	37.8
Other real estate owned, net	854	915	(61)	(6.7)
Amortization of intangible assets	1,577	1,248	329	26.4
Other expense	8,021	5,661	2,360	41.7
Total noninterest expense	$79,439	$70,136	$9,303	13.3%
The decrease in total noninterest expense for the three months ended September 30, 2015 compared to the same period in 2014 is primarily a result of a decrease in compensation and employee benefit expense as well as a decrease in other real estate owned expense. The increase in total noninterest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due primarily to increased expenses related to the Washington Banking Merger.
Compensation and employee benefits decreased $661,000, or 4.2%, to $14.9 million during the three months ended September 30, 2015 compared to $15.6 million during the three months ended September 30, 2014 and increased $6.6 million, or 18.2%, to $43.0 million for the nine months ended September 30, 2015 compared to $36.4 million for the nine months ended September 30, 2014. The decrease in the three months ended September 30, 2015 compared to the same period in 2014 is primarily the result of a decrease in number of full-time equivalent employees. The increase in compensation and employee benefits in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is attributable to the Washington Banking Merger.
Occupancy and equipment remained relatively unchanged at $4.0 million for the three months ended September 30, 2015, decreasing $8,000, or 0.2%, from the comparable period in 2014, and increased $2.1 million, or 22.3%, to $11.5 million for the nine months ended September 30, 2015 compared to $9.4 million for the same period in 2014. The increase for the nine month period was primarily the result of lease expenses associated with the acquired Whidbey branches.
Data processing increased $420,000, or 21.2%, to $2.4 million for the three months ended September 30, 2015 from $2.0 million for the same period in 2014 primarily due to a $429,000 cancellation fee incurred during the third quarter of 2015 as a result of the early termination of a data processing contract. Data processing expense decreased $1.0 million, or 14.7%, to $6.0 million for the nine months ended September 30, 2015 compared to $7.0 million for the same period in 2014 due to merger-related data processing expenses of $2.8 million recognized during the nine months ended September 30, 2014, partially offset by the above-mentioned cancellation fee and additional data processing costs associated with a larger post-merger organization with an increase in the number of accounts and users.
Professional services decreased $219,000, or 19.7%, to $894,000 for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014 and decreased $2.6 million, or 49.7%, to $2.6 million for the nine months ended September 30, 2015 compared to $5.2 million for the same period in 2014. The decrease in professional services was related to expenses incurred during the three and nine months ended September 30, 2014 of $430,000 and $3.7 million, respectively, for attorney, accountant and financial advisor fees in conjunction primarily with the Washington Banking Merger.
Other real estate owned, net expense decreased $655,000, or 100.8%, to a gain of $5,000 during the three months ended September 30, 2015 compared to a $650,000 expense during the three months ended September 30, 2014 and decreased $61,000, or 6.7%, to $854,000 for the nine months ended September 30, 2015 compared to $915,000 for the same period in 2014. The decrease in other real estate owned expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily the result of the gain on sale of other real estate owned of $3,000 compared to a loss on sale of other real estate owned of $378,000 during the three months ended September 30, 2015 and 2014, respectively. The decrease in other real estate owned expense for the nine months ended September 30, 2015 compared to the same prior year period was primarily due to a decrease in related operating expenses based on a decrease in the number of owned properties evidenced also by a decrease in the other real estate owned balance to $2.1 million at September 30, 2015 from $3.4 million at December 31, 2014. The decrease in operating expenses was partially offset by a valuation adjustments of $415,000 and losses on sales of other real estate owned in the amount of $94,000 which were incurred during the three months ended September 30, 2015 compared to loss on sales of other real estate owned of $312,000 during the comparable period in 2014. There were no valuation adjustments during the nine months ended September 30, 2014.
Other expense remained relatively unchanged at $2.6 million for the three months ended September 30, 2015, decreasing only $35,000, or 1.3%, from the same period in 2014, and increased $2.4 million, or 41.7%, to $8.0 million for the nine months ended September 30, 2015 compared to $5.7 million for the same period in 2014. The increase for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of the increases in employee-related expenses such as courier services, travel expenses, telephone and Visa card expenses given the increase in employees and market area as a result of the Washington Banking Merger.
The ratio of noninterest expense to average assets (annualized) was 3.05% and 3.04% for the three and nine months ended September 30, 2015, respectively, compared to 3.27% and 3.55% for the three and nine months ended September 30, 2014, respectively. The decreases were primarily a result of cost efficiencies gained from the Washington Banking Merger as well as merger-related expenses incurred during 2014.

Income Tax Expense
Income tax expense increased by $1.1 million, or 38.1%, to $3.8 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014 and increased $5.6 million, or 100.3%, to $11.2 million for the nine months ended September 30, 2015 compared to $5.6 million for the same period in 2014. The Company’s effective tax rate was 28.7% and 28.5% for the three and nine months ended September 30, 2015, respectively, compared to 28.1% and 28.8% for the same periods in 2014, respectively. The increases in the income tax expense was primarily due to the increases in pre-tax income. The increase in the Company's effective tax rate for the three months ended September 30, 2015 is primarily due the tax credits as a result of investment in new markets tax credit partnerships recorded during the three months ended September 30, 2014. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 is due primarily to the purchase of an additional $25.0 million in bank-owned life insurance policies in May 2015, the income of which is exempt from income taxes.

Financial Condition Overview
Total assets increased $137.6 million, or 4.0%, to $3.60 billion as of September 30, 2015 compared to $3.46 billion as of December 31, 2014. The total loans receivable, net increased $151.7 million, or 6.8%, to $2.38 billion at September 30, 2015 compared to $2.22 billion at December 31, 2014. Loans were primarily funded through an increase in deposits and secondarily through the decrease in investment securities available for sale. Investment securities available for sale decreased $39.8 million, or 5.4%, to $703.1 million at September 30, 2015 from $742.8 million at December 31, 2014. Cash and cash equivalents increased $20.8 million, or 17.1%, to $142.5 million at September 30, 2015 from $121.6 million at December 31, 2014.
FHLB stock decreased $8.0 million, or 66.0%, to $4.1 million at September 30, 2015 from $12.2 million at December 31, 2014 due to the repurchase of stock by the FHLB of Seattle as a result of the FHLB of Seattle merger with the FHLB of Des Moines which was effective during the second quarter of 2015. Based on the FHLB of Des Moines structure, the amount of stock to be held by participating banks is substantially less than that of the former FHLB of Seattle.
Bank owned life insurance increased $25.8 million, or 73.3%, to $60.9 million as of September 30, 2015 from $35.2 million at December 31, 2014. The increase was due primarily to the purchase of an additional $25.0 million in bank owned life insurance policies during the second quarter of 2015.
Deposits increased by $147.9 million, or 5.1%, to $3.05 billion as of September 30, 2015 compared to $2.91 billion as of December 31, 2014. Total non-maturity deposits increased to 85.7% of total deposits at September 30, 2015 from 81.9% at December 31, 2014 and certificates of deposits decreased to 14.3% of total deposits at September 30, 2015 from 18.1% at December 31, 2014.

Securities sold under agreement to repurchase decreased $9.4 million, or 29.1%, to $22.8 million as of September 30, 2015 from $32.2 million as of December 31, 2014. The decrease is primarily due to changes in customer deposit balances.
Accrued expenses and other liabilities decreased $15.3 million, or 33.6%, to $30.3 million at September 30, 2015 from $45.7 million at December 31, 2014 primarily as a result of the FDIC shared-loss termination agreement signed during the three months ended September 30, 2015. The Bank paid the FDIC $7.1 million based on the terms of the agreement. The FDIC clawback liability, included in accrued expenses and other liabilities, was $9.3 million at the termination date. The FDIC termination agreement also eliminated the FDIC indemnification Asset which was $388,000 at the termination date. The decrease in accrued expenses and other liabilities was also a result of federal income tax payments and incentive compensation payments made during the first quarter of 2015.
Total stockholders’ equity increased by $14.2 million, or 3.1%, to $468.7 million as of September 30, 2015 from $454.5 million at December 31, 2014. The increase during the nine months ended September 30, 2015 was due primarily to net income of $28.0 million, partially offset by cash dividends declared of $9.6 million and common stock repurchases totaling $7.7 million. The Company’s equity position remains strong at 13.0% of total assets as of September 30, 2015 compared to 13.1% as of December 31, 2014.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2014 to September 30, 2015.

	September 30, 2015	December 31, 2014	Change between September 30, 2015 and December 31, 2014
Assets
Cash and cash equivalents	$142,477	$121,636	$20,841
Other interest earning deposits	5,244	10,126	(4,882)
Investment securities	735,925	778,660	(42,735)
Loans held for sale	7,981	5,582	2,399
Total loans receivable, net	2,375,040	2,223,348	151,692
FDIC indemnification asset	—	1,116	(1,116)
Other real estate owned	2,071	3,355	(1,284)
Premises and equipment, net	63,356	64,938	(1,582)
Federal Home Loan Bank stock, at cost	4,148	12,188	(8,040)
Bank owned life insurance	60,945	35,176	25,769
Accrued interest receivable	10,831	9,836	995
Prepaid expenses and other assets	59,019	61,871	(2,852)
Other intangible assets, net	9,312	10,889	(1,577)
Goodwill	119,029	119,029	—
Total assets	$3,595,378	$3,457,750	$137,628

Liabilities
Deposits	$3,054,198	$2,906,331	$147,867
Junior subordinated debentures	19,351	19,082	269
Securities sold under agreement to repurchase	22,829	32,181	(9,352)
Accrued expenses and other liabilities	30,304	45,650	(15,346)
Total liabilities	3,126,682	3,003,244	123,438
Stockholders' equity
Common stock	358,927	364,741	(5,814)
Retained earnings	104,762	86,387	18,375
Accumulated other comprehensive income, net	5,007	3,378	1,629
Total stockholders' equity	468,696	454,506	14,190
Total liabilities and stockholders' equity	$3,595,378	$3,457,750	$137,628

Lending Activities
As indicated in the table below, loans receivable, net was $2.40 billion at September 30, 2015, an increase of $153.0 million, or 6.8%, from $2.25 billion at December 31, 2014. The increase in loans receivable for the nine months ended September 30, 2015 was primarily due to increased commercial business loans.

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$618,390	25.7%	$570,453	25.3%
Owner-occupied commercial real estate	603,372	25.1	594,986	26.4
Non-owner occupied commercial real estate	703,771	29.3	643,636	28.6
Total commercial business	1,925,533	80.1	1,809,075	80.3
One-to-four family residential	70,577	2.9	69,530	3.1
Real estate construction and land development:
One-to-four family residential	49,745	2.1	49,195	2.2
Five or more family residential and commercial properties	73,328	3.1	64,920	2.9
Total real estate construction and land development	123,073	5.2	114,115	5.1
Consumer	284,541	11.8	259,294	11.5
Gross loans receivable	2,403,724	100.0	2,252,014	100.0
Deferred loan costs (fees), net	320	—	(937)	—
Loans receivable, net	$2,404,044	100.0%	$2,251,077	100.0%

Nonperforming Assets
The following table describes our nonperforming assets at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$7,193	$8,596
One-to-four family residential	40	—
Real estate construction and land development	2,612	2,831
Consumer	62	145
Total nonaccrual loans (1)(2)	9,907	11,572
Other real estate owned	2,071	3,355
Total nonperforming assets	$11,978	$14,927
Performing TDR loans:
Commercial business	$28,515	$24,269
One-to-four family residential	238	245
Real estate construction and land development	3,500	4,355
Consumer	207	184
Total performing TDR loans (3)	$32,460	$29,053
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	113,271	162,930
Allowance for loan losses	29,004	27,729
Allowance for loan losses to loans receivable, net	1.21%	1.23%
Allowance for loan losses to nonperforming loans	292.76%	239.62%
Nonperforming loans to total loans receivable, net	0.41%	0.51%
Nonperforming assets to total assets	0.33%	0.43%

(1)	At September 30, 2015 and December 31, 2014, $6.6 million and $7.3 million of nonperforming loans, respectively, were considered troubled debt restructurings.

(2)	At September 30, 2015 and December 31, 2014, $1.4 million and $1.6 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At September 30, 2015 and December 31, 2014, $452,000 and $751,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at September 30, 2015 or December 31, 2014.

(5)	At September 30, 2015 and December 31, 2014, $920,000 and $2.0 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets decreased $2.9 million, or 19.8%, to $12.0 million, or 0.33% of total assets, at September 30, 2015 from $14.9 million, or 0.43% of total assets at December 31, 2014 due to a decrease of $1.7 million in nonaccrual loans and a decrease of $1.3 million in other real estate owned. For the nine months ended September 30, 2015, the decrease in nonaccrual loans was primarily due to $2.8 million in net principal reductions and $408,000 in charge-offs, offset partially by additions of $1.8 million in nonaccrual loans. The other real estate owned balance decreased to $2.1 million at September 30, 2015 from $3.4 million at December 31, 2014 as a result of the sale of 14 properties with net proceeds of $3.2 million and losses of $94,000 along with a $415,000 valuation adjustment to record seven properties at their estimated proceeds value based on recent purchase and sales agreements.
Performing TDR loans were $32.5 million and $29.1 million as of September 30, 2015 and December 31, 2014, respectively. The $3.4 million, or 11.7%, increase in the performing TDR loans for the nine months ended September 30, 2015 was primarily the result of the restructuring of $7.8 million of loans during the period, which was partially offset by net principal payments of $3.3 million and $1.1 million of loans transferred to nonaccrual status. At September 30, 2015 and December 31, 2014, the Company had recorded $2.0 million and $1.9 million, respectively, in allowance for loan losses on the performing TDR loans.

Potential problem loans as of September 30, 2015 and December 31, 2014 were $113.3 million and $162.9 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $49.7 million, or 30.5%, decrease in potential problem loans was primarily the result of $35.0 million of loan principal payments (net), $24.0 million in loan grade improvements and $3.5 million of loans transferred to impaired status, partially offset by the addition of $13.6 million of loans graded as potential problem loans during the nine months ended September 30, 2015.

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
•The impact of environmental factors, including:
▪Levels of and trends in delinquencies and impaired loans;
▪Levels and trends in charge-offs and recoveries;

▪	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
▪Experience, ability, and depth of lending management and other relevant staff;
▪National and local economic trends and conditions;
▪External factors such as competition, legal, and regulatory requirements; and
▪Effects of changes in credit concentrations.
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
For the PCI loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the PCI loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that loan or pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment.
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

The following table provides information regarding changes in our allowance for loan losses as of and for the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,404,044	$2,202,883	$2,404,044	$2,202,883
Average loans receivable during the period	$2,356,090	$2,194,460	$2,295,881	$1,763,081
Allowance for loan losses on loans at the beginning of the period	$28,278	$28,483	$27,729	$28,824
Provision for loan losses	851	594	3,247	1,743
Charge-offs:
Commercial business	(70)	(509)	(1,580)	(1,991)
Real estate construction and land development	—	—	(106)	(345)
Consumer	(278)	(315)	(1,208)	(557)
Total charge-offs	(348)	(824)	(2,894)	(2,893)
Recoveries:
Commercial business	59	43	447	544
One-to-four family residential	12	—	13	—
Real estate construction and land development	—	—	100	43
Consumer	152	46	362	81
Total recoveries	223	89	922	668
Net charge-offs	(125)	(735)	(1,972)	(2,225)
Allowance for loan losses at end of period	$29,004	$28,342	$29,004	$28,342
Allowance for loan losses to loans receivable, net	1.21%	1.29%	1.21%	1.29%
Ratio of net charge-offs during period to average loans receivable (annualized)	0.02%	0.13%	0.11%	0.17%
The allowance for loan losses increased $1.3 million, or 4.6%, to $29.0 million at September 30, 2015 from $27.7 million as of December 31, 2014. The allowance for loan losses to loans receivable, net ratio decreased slightly to 1.21% at September 30, 2015 from 1.23% at December 31, 2014.
The nonperforming loans decreased $1.7 million, or 14.4%, to $9.9 million at September 30, 2015 from $11.6 million at December 31, 2014. Nonperforming loans to loans receivable, net was 0.41% at September 30, 2015 compared to 0.51% December 31, 2014, and the allowance for loan losses to nonperforming loans was 292.76% at September 30, 2015 and 239.62% at December 31, 2014.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred credit losses and inherent risks of loss in the loan portfolio at September 30, 2015.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.05 billion at September 30, 2015, an increase of $147.9 million, or 5.1%, from $2.91 billion at December 31, 2014.

	September 30, 2015		December 31, 2014
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$762,240	25.0%	$709,673	24.4%
NOW accounts	893,031	29.2	793,362	27.3
Money market accounts	513,859	16.8	520,065	17.9
Savings accounts	447,529	14.7	357,834	12.3
Total non-maturity deposits	2,616,659	85.7	2,380,934	81.9
Certificates of deposit	437,539	14.3	525,397	18.1
Total deposits	$3,054,198	100.0%	$2,906,331	100.0%
The increase in deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) have increased $235.7 million, or 9.9%, to $2.62 billion at September 30, 2015 from $2.38 billion at December 31, 2014 and certificate of deposit accounts have decreased $87.9 million, or 16.7%, to $437.5 million at September 30, 2015 from $525.4 million at December 31, 2014. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 14.3% at September 30, 2015 from 18.1% at December 31, 2014.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2015, the Bank had securities sold under agreement to repurchase totaling $22.8 million, a decrease of $9.4 million, or 29.1%, from $32.2 million at December 31, 2014. The decrease is the result of customer activity during the period.
As part of the Washington Banking Merger, the Company acquired junior subordinated debentures with fair value of $18.9 million. The debentures have a par value of $25.0 million, and pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at September 30, 2015 was $19.4 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2015, cash and cash equivalents totaled $142.5 million, or 4.0% of total assets. In addition, $1.5 million of the $5.2 million of other interest earning deposits are scheduled to mature within one year of September 30, 2015. The fair value of investment securities available for sale totaled $703.1 million at September 30, 2015 of which $222.6 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $480.5 million, or 13.0%, of total assets at September 30, 2015. The fair value of investment securities available for sale with maturities of one year or less were $3.5 million, or 0.1% of total assets at September 30, 2015.
At September 30, 2015, the Bank maintained credit facilities with the FHLB for $501.3 million and credit facilities with the Federal Reserve Bank of San Francisco for $57.3 million, of which there were no borrowings outstanding at September 30, 2015. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of September 30, 2015. There were no federal funds purchased as of September 30, 2015.

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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $33.2 million for the nine months ended September 30, 2015, and primarily consisted of proceeds from sale of loans held for sale of $103.7 million, net income of $28.0 million and depreciation and amortization of $10.5 million, partially offset by originations for loans held for sale of $102.3 million, gain on sale of loans, net, of $3.8 million and net change in other assets and liabilities of $4.1 million. During the nine months ended September 30, 2015, net cash used in investing activities was $134.3 million, which consisted primarily of purchases of investment securities available for sale of $158.0 million, net loan originations of $156.1 million and the purchase of $25.0 million of bank-owned life insurance, offset partially by proceeds from sales of investment securities available for sale of $102.9 million and maturities of investment securities available for sale of $91.9 million. Net cash provided in financing activities was $122.0 million for the nine months ended September 30, 2015, and primarily consisted of a net increase in deposits of $147.9 million, offset partially by a $9.6 million payment of cash dividends on common stock, a $9.4 million decrease in the securities sold under agreement to repurchase, and $7.7 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at September 30, 2015 was $468.7 million compared with $454.5 million at December 31, 2014. During the nine months ended September 30, 2015, the Company realized net income of $28.0 million, declared and paid cash dividends of $9.6 million, recorded $1.6 million in other comprehensive income, recorded stock-based compensation expense related to restricted stock totaling $1.2 million, recorded $686,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $7.7 million.
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
As of September 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of September 30, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$122,231	4.5%	N/A	N/A	$341,740	12.6%
Tier 1 leverage capital to average assets	136,949	4.0	N/A	N/A	360,885	10.5
Tier 1 capital to risk-weighted assets	162,974	6.0	N/A	N/A	360,885	13.3
Total capital to risk-weighted assets	217,299	8.0	N/A	N/A	389,333	14.3
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	130,472	4.5	188,460	6.5	353,850	12.2
Tier 1 leverage capital to average assets	136,883	4.0	171,103	5.0	353,850	10.3
Tier 1 capital to risk-weighted assets	173,963	6.0	231,951	8.0	353,850	12.2
Total capital to risk-weighted assets	231,951	8.0	289,939	10.0	383,027	13.2

As of December 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,881	4.0%	N/A	N/A	$340,292	10.2%
Tier 1 capital to risk-weighted assets	97,620	4.0	N/A	N/A	340,292	13.9
Total capital to risk-weighted assets	195,240	8.0	N/A	N/A	368,198	15.1
Heritage Bank
Tier 1 leverage capital to average assets	132,853	4.0	166,066	5.0	332,147	10.0
Tier 1 capital to risk-weighted assets	97,585	4.0	146,378	6.0	332,147	13.6
Total capital to risk-weighted assets	195,171	8.0	243,964	10.0	360,053	14.8

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased in over the period of 2015 through 2019, including, among others, a new capital conservation buffer requirement, which requires banking organizations to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 21, 2015, the Company’s Board of Directors declared a regular dividend of $0.11 per common share and a special dividend of $0.10 per common share payable on November 18, 2015 to shareholders of record on November 4, 2015.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	108,075		108,075	704,975
Stock repurchase average share price	$—	$16.88		$16.88	$15.85

Eleventh Plan
Repurchased shares	—	—	441,966	—	441,966
Stock repurchase average share price	$—	$—	$16.64	$—	$16.64
(1) Represents shares repurchased and average share price paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended September 30, 2015 and 2014, the Company repurchased 388 and 2,751 shares at an average price of $17.63 and $16.11, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company repurchased 21,998 and 18,549 shares at an average price of $17.07 and $16.99, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the nine months ended September 30, 2015 and 2014, respectively.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015— July 31, 2015	314	$17.52	7,755,389	1,073,034
August 1, 2015— August 31, 2015	—	—	7,755,389	1,073,034
September 1, 2015—September 30, 2015	74	18.10	7,755,389	1,073,034
Total	388	$17.63	7,755,389	1,073,034

(1)	All common shares repurchased by the Company between July 1, 2015 and September 30, 2015 were the cancellation of shares of restricted stock to pay withholding taxes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None
ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

10.17	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling (19)

11	Statement regarding computation of earnings per share (20)

14.0	Code of Ethics and Conduct Policy (21)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2015.

(20)	Reference is made to Note (10)—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part 1. Item 1. herein.

(21)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
November 5, 2015	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
November 5, 2015	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.