Form 10-K
period 2015-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2016-03-10
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $17.87 per share, and 29,175,066 shares held by non-affiliates was $521,358,429.
The registrant had 29,965,708 shares of common stock outstanding as of February 19, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2015

PART I.     FINANCIAL INFORMATION

ITEM 1.     BUSINESS
General
Heritage Financial Corporation (the “Company” or "Heritage") is a bank holding company that was incorporated in the State of Washington in August 1997. We were organized for the purpose of acquiring all of the capital stock of Heritage Savings Bank upon our reorganization from the mutual holding company form of organization to the stock holding company form of organization. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank (the "Bank"). The Company acquired Central Valley Bank in March 1999 and changed its charter from a nationally chartered commercial bank to a state chartered commercial bank effective September 1, 2005. In 1998, the Company acquired North Pacific Bank. In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A., at which time Washington State Bank, N.A. was merged into Heritage Bank.
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
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley" or "Valley Community Bancshares") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”) and its eight branches. The Valley Acquisition was completed on July 15, 2013. Subsequently, four of these branches were consolidated into existing Heritage Bank branches as of December 31, 2013.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank (the "Central Valley Merger"). The common control merger was completed on June 19, 2013. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, the Bank, Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"), jointly announced the signing of a definitive merger agreement pursuant to which Heritage and Washington Banking entered into a strategic merger with Washington Banking merging into Heritage (the "Washington Banking Merger"). Washington Banking branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continue to operate using the Whidbey Island Bank name. The Washington Banking Merger was completed on May 1, 2014.
For additional information on the merger and acquisitions completed during the years ended December 31, 2014 and 2013, see Note (2) Business Combinations of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary, Heritage Bank. The deposits of the Bank are insured by the FDIC. Heritage Bank is headquartered in Olympia, Washington and conducts business in its 63 branch offices located in Washington and the greater Portland, Oregon area.
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
Market Areas
We offer financial services to meet the needs of the communities we serve through our community-oriented financial institutions. Headquartered in Olympia, Thurston County, Washington, we conduct business through Heritage Bank and its 63 branch offices located along the I-5 corridor throughout Washington and the greater Portland, Oregon area. We additionally have offices located in eastern Washington, primarily in Yakima County.
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
The Company has acquired loans through mergers and acquisitions, which are designated as "purchased" loans. Prior to August 2015, certain purchased loans were covered under FDIC shared-loss agreements and were identified as "covered". The Company and the FDIC terminated the FDIC shared-loss agreements effective August 4, 2015. For additional information, see Note (6) FDIC Indemnification Asset of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Commercial and industrial loans totaled $596.7 million, or 24.8% of total loans, as of December 31, 2015, and $570.5 million, or 25.3% of total loans, as of December 31, 2014. Owner-occupied commercial real estate loans totaled $629.2 million, or 26.2%, of total loan, as of December 31, 2015 and $595.0 million, or 26.4% of total loans, as of December 31, 2014, and non-owner occupied commercial real estate loans totaled $697.4 million, or 29.0% of total loans, as of December 31, 2015 and $643.6 million, or 28.6% of total loans, as of December 31, 2014. One-to-four family residential loans totaled $72.5 million, or 3.0% of total loans, at December 31, 2015, and $69.5 million, or 3.1% of total loans, at December 31, 2014. Real estate construction and land development loans totaled $107.1 million, or 4.5% of total loans, at December 31, 2015, and $114.1 million, or 5.1% of total loans, at December 31, 2014. Consumer loans totaled $298.2 million, or 12.4% of total loans, as of December 31, 2015, and $259.3 million, or 11.5% of total loans, as of December 31, 2014.

The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2015		2014		2013		2012		2011
	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$596,726	24.8%	$570,453	25.3%	$351,230	28.5%	$327,784	31.9%	$347,804	33.6%
Owner-occupied commercial real estate	629,207	26.2	594,986	26.4	305,675	24.8	236,501	23.0	222,000	21.4
Non-owner occupied commercial real estate	697,388	29.0	643,636	28.6	414,604	33.7	289,882	28.2	279,635	27.0
Total commercial business	1,923,321	80.0%	1,809,075	80.3	1,071,509	87.0	854,167	83.3	849,439	82.0
One-to-four family residential(1)	72,548	3.0	69,530	3.1	47,859	3.9	46,915	4.6	45,900	4.4
Real estate construction and land development:
One-to-four family residential	51,752	2.2	49,195	2.2	21,280	1.7	30,121	2.8	29,536	2.9
Five or more family residential and commercial properties	55,325	2.3	64,920	2.9	48,655	3.9	52,939	5.2	56,032	5.4
Total real estate construction and land development (2)	107,077	4.5	114,115	5.1	69,935	5.6	83,060	8.1	85,568	8.3
Consumer	298,167	12.4	259,294	11.5	45,287	3.7	44,892	4.4	56,348	5.4
Gross loans receivable	2,401,113	99.9	2,252,014	100.0	1,234,590	100.2	1,029,034	100.2	1,037,255	100.2
Deferred loan costs (fees), net	929	0.1	(937)	—	(2,670)	(0.2)	(2,096)	(0.2)	(1,860)	(0.2)
Loans receivable, net	$2,402,042	100.0%	$2,251,077	100.0%	$1,231,920	100.0%	$1,026,938	100.0%	$1,035,395	100.0%

(1)
Excludes loans held for sale of $7.7 million, $5.6 million, $1.7 million and $1.8 million as of December 31, 2015, 2014, 2012 and 2011, respectively. There were no loans held for sale at December 31, 2013.

(2)	Balances are net of undisbursed loan proceeds.

(3)	Percent of loans receivable, net.

The following table presents at December 31, 2015 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories that mature after one year.

	Maturing
	Within 1 year	Over 1-5 years	After 5 years	Total
	(In thousands)
Commercial business	$230,851	$437,885	$1,254,585	$1,923,321
Real estate construction and land development	45,685	29,195	32,197	$107,077
Total	$276,536	$467,080	$1,286,782	$2,030,398
Fixed rate loans, due after 1 year		$259,411	$323,957	$583,368
Variable or adjustable rate loans, due after 1 year		207,669	962,825	$1,170,494
Total		$467,080	$1,286,782	$1,753,862
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender.” Before extending credit to a business, we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
At December 31, 2015 we had $1.92 billion, or 80.0%, of our total loans receivable in commercial business loans with an average outstanding loan balance of approximately $374,000 at December 31, 2015, excluding loans with no outstanding balance.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost of the underlying collateral. Cash flow coverage to debt servicing requirements is generally a minimum of 1.15 times for five or more family residential loans and 1.25 times for other commercial real estate loans. Cash flow coverage is calculated using an “underwriting” interest rate that is higher than the note rate.
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

As part of our asset/liability management strategy, we typically sell a significant portion of our one-to-four family residential loans in the secondary market. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.” We discontinued this strategy in the second quarter of 2013 through the second quarter of 2014, and reinstated the strategy following the completion of the Washington Banking Merger.
We typically sell the servicing of the sold one-to-four family residential loans, or the collection of principal and interest payments, to other financial institutions. We did not service any of these sold loans as of or for the years ended December 31, 2015 or 2014.
The following table presents summary information concerning the origination and sale of our one-to-four family residential loans and the gains from the sale of loans.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
One-to-four family residential loans:
Originated (1)	$164,974	$75,500	$18,867	$35,730	$23,865
Sold	132,365	55,997	8,460	21,187	15,888
Gains on sales of loans, net (2)	3,150	1,080	142	295	285

(1)	Includes loans originated for our loan portfolio or for sale in the secondary market.

(2)	Excludes net gains on sales of SBA loans.

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
See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our real estate construction and land development loans are based upon estimates of costs and the related value associated with the completed project. These estimates may be inaccurate.”
Consumer
At December 31, 2015, we had $298.2 million of consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
As a result of the Washington Banking Merger, we currently originate indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in our market areas. We have limited our indirect loans purchased primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$350,227	$288,930
Owner-occupied commercial real estate	2,220	2,648
Non-owner occupied commercial real estate	11,168	20,240
Total commercial business	363,615	311,818
Real estate construction and land development:
One-to-four family residential	21,778	24,028
Five or more family residential and commercial properties	52,772	32,653
Total real estate construction and land development	74,550	56,681
Consumer	134,313	122,633
Total outstanding commitments	$572,478	$491,132
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
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. The following table provides information about our nonaccrual loans and other real estate owned for the indicated dates. The following table also includes information regarding our performing troubled-debt restructured ("TDR") loans for the indicated dates. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$7,122	$8,596	$5,675	$6,068	$8,266
One-to-four family residential	38	—	340	450	—
Real estate construction and land development	2,414	2,831	1,045	6,420	14,947
Consumer	94	145	685	320	622
Total nonaccrual loans(1)(2)	9,668	11,572	7,745	13,258	23,835
Other real estate owned	2,019	3,355	4,559	5,666	4,484
Total nonperforming assets	$11,687	$14,927	$12,304	$18,924	$28,319
Accruing loans past due 90 days or more(3)	$—	$—	$6	$248	$1,342
Potential problem loans(4)	110,357	162,930	67,662	31,900	32,417
Allowance for loan losses	29,746	27,729	28,824	28,594	30,915
Nonperforming loans to loans receivable, net	0.40%	0.51%	0.63%	1.29%	2.30%
Allowance for loan losses to loans receivable, net	1.24%	1.23%	2.34%	2.78%	2.99%
Allowance for loan losses to nonperforming loans	307.67%	239.62%	372.16%	215.67%	129.70%
Nonperforming assets to total assets	0.32%	0.43%	0.74%	1.41%	2.07%
Performing TDR loans:
Commercial business	$17,345	$14,421	$19,496	$15,227	$12,606
One-to-four family residential	236	245	702	888	835
Real estate construction and land development	3,014	3,927	6,043	361	364
Consumer	100	66	101	—	—
Total performing TDR loans(5)	$20,695	$18,659	$26,342	$16,476	$13,805

(1)	At December 31, 2015, 2014, 2013, 2012 and 2011, $6.3 million $7.3 million, $2.6 million, $9.3 million and $11.7 million of nonaccrual loans were considered TDR loans, respectively.

(2)	At December 31, 2015, 2014, 2013, 2012 and 2011, $1.1 million, $1.6 million $1.7 million, $1.2 million and $1.8 million of nonaccrual loans were guaranteed by government agencies, respectively.

(3)
Excludes purchased credit impaired ("PCI") loans. There were no accruing loans past due 90 days or more that were guaranteed by government agencies at December 31, 2015, 2014, and 2013. There were accruing loans past due 90 days or more of $6,000 and $92,000 guaranteed by government agencies at December 31, 2012 and 2011, respectively.

(4)
At December 31, 2015, 2014, 2013, 2012 and 2011, $1.2 million, $2.0 million, $1.8 million, $2.9 million and $2.8 million of potential problem loans were guaranteed by government agencies, respectively.

(5)
At December 31, 2015, 2014, 2013 and 2012, $449,000, $751,000, $1.2 million and $965,000 of performing TDR loans were guaranteed by government agencies. There were no performing TDR loans guaranteed by government agencies at December 31, 2011.

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
Nonaccrual loans decreased $1.9 million to $9.7 million, or 0.40% of loans receivable, net, at December 31, 2015 from $11.6 million, or 0.51% of loans receivable, net, at December 31, 2014 due to the loan resolution efforts of our credit department. During the year ended December 31, 2015, approximately $5.6 million in net principal payments were received on nonaccrual loans and $236,000 of nonaccrual loans were transferred back to accrual status. We also recorded $1.1 million in net charge-offs of nonaccrual loans. The decrease in total nonaccrual loans at December 31, 2015 was partially offset by $5.0 million in additions to nonperforming loans, of which $1.1 million were previously performing TDR loans that were transferred to nonaccrual status.
Nonperforming assets decreased $3.2 million to $11.7 million, or 0.32% of total assets, at December 31, 2015 from $14.9 million, or 0.43% of total assets, at December 31, 2014 due to the decrease in nonperforming loans discussed above as well as an overall decrease in other real estate owned. Other real estate owned decreased $1.3 million, or 39.8%, to $2.0 million at December 31, 2015 from $3.4 million at December 31, 2014 due primarily to dispositions of $3.6 million, which were offset partially by additions of $2.8 million during the year ended December 31, 2015.
Performing TDR loans as of December 31, 2015 and December 31, 2014 were $20.7 million and $18.7 million, respectively. The $2.0 million increase in performing TDR loans during the year ended December 31, 2015 was primarily due to $6.1 million of loans restructured during the year ended December 31, 2015, offset partially by $3.0 million of net principal reductions and $1.1 million in TDR loans transferred to nonaccrual status.
Troubled Debt Restructured Loans.    A TDR loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. The majority of the Bank's TDR loans are a result of granting extensions to troubled credits which have already been adversely classified. We grant such extensions to reassess the borrower’s financial status and develop a plan for repayment. Certain modifications also include interest rate reductions, which is the second most prevalent concession. The interest rate reductions can be for a period of time or over the remainder of the life of the loan. We may also bifurcate troubled credits into a “good” loan and a “bad” loan, whereas the good loan continues to accrue under the modified terms. We perform bifurcations to limit potential losses. The remainder of the Bank's TDRs are the result of converting revolving lines of credits to amortizing loans, changing amortizing loans to interest-only loans with balloon payments, or re-amortizing the loan over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain financing outside of the Bank. We do not forgive principal for a majority of our TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. We sometimes delay the timing on the repayment of a portion of principal (principal forbearance) and charge-off the amount of forbearance if that amount is not considered fully collectible. We also consider insignificant delays in payments when determining if a loan should be classified as a TDR.
TDRs are considered impaired and are separately measured for impairment under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 310-10-35, whether on accrual or nonaccrual status. At December 31, 2015 and December 31, 2014, the balance of performing TDR loans was $20.7 million and $18.7 million, respectively. The related allowance for loan losses on the performing TDR loans was $2.1 million as of December 31, 2015 and $1.9 million as of December 31, 2014. At December 31, 2015, nonperforming TDR loans were $6.3 million and had a related allowance for loan losses of $679,000. At December 31, 2014, nonperforming TDR loans of $7.3 million had a related allowance for loan losses of $1.0 million.
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
Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are considered potential problem loans if they are both well-secured and in the process of collection. Potential problem loans decreased $52.6 million, or 32.3%, to $110.4 million at December 31, 2015 from $162.9 million at December 31, 2014 primarily due to loan payments.
Analysis of Allowance for Loan Losses
Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable credit losses inherent in the loan portfolio that have been incurred as of the reporting date. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	Historical loss experience in a number of homogeneous segments of the loan portfolio;

•	Balance of potential problem loans in the loan portfolio;

•	The impact of environmental factors, including:

▪	Levels of and trends in delinquencies and impaired loans;

▪	Levels of and trends in charge-offs and recoveries;

▪	Trends in volume and terms of loans;

▪	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

▪	Experience, ability, and depth of lending management and other relevant staff;

▪	National and local economic trends and conditions;

▪	Other external factors such as competition, legal, and regulatory requirements;

▪	Effects of changes in credit concentrations; and

▪	Other factors
We calculate an appropriate ALL for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDR loans, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALL combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
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

The following table provides information regarding changes in our allowance for loan losses at and for the indicated years:

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Allowance for loan losses at beginning of the year	$27,729	$28,824	$28,594	$30,915	$22,062
Provision for loan losses	4,372	4,594	3,672	2,016	14,430
Charge-offs:
Commercial business	(1,676)	(5,252)	(3,073)	(3,726)	(2,972)
One-to-four family residential	—	(31)	(52)	(391)	(53)
Real estate construction and land development	(106)	(345)	(565)	(1,280)	(2,948)
Consumer	(1,700)	(969)	(681)	(677)	(648)
Total charge-offs	(3,482)	(6,597)	(4,371)	(6,074)	(6,621)
Recoveries:
Commercial business	476	716	808	1,579	821
One-to-four family residential	13	7	—	—	—
Real estate construction and land development	100	43	32	125	201
Consumer	538	142	89	33	22
Total recoveries	1,127	908	929	1,737	1,044
Net charge-offs	(2,355)	(5,689)	(3,442)	(4,337)	(5,577)
Allowance for loan losses at end of the year	$29,746	$27,729	$28,824	$28,594	$30,915
Gross loans receivable at end of the year(1)	$2,401,113	$2,252,014	$1,234,590	$1,029,034	$1,037,255
Average loans receivable during the year(1)	2,316,175	1,871,696	1,124,828	996,186	981,848
Ratio of net charge-offs on loans to average loans receivable	(0.10)%	(0.30)%	(0.31)%	(0.44)%	(0.57)%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$22,064	80.1%	$20,186	80.3%	$22,853	86.7%	$19,302	82.9%	$19,178	82.0%
One-to-four family residential	1,157	3.0	1,200	3.1	1,100	3.9	1,221	4.6	794	4.4
Real estate construction	1,871	4.5	2,758	5.1	2,673	5.7	5,440	8.1	8,623	8.2
Consumer	4,309	12.4	2,769	11.5	1,597	3.7	1,761	4.4	1,410	5.4
Unallocated	345	—	816	—	601	—	870	—	910	—
Total allowance for loan losses	$29,746	100.0%	$27,729	100.0%	$28,824	100.0%	$28,594	100.0%	$30,915	100.0%

(1)	Represents the percent of loans receivable by loan category to total gross loans receivable.

Investment Activities
At December 31, 2015, our investment securities portfolio totaled $811.9 million, which consisted entirely of securities available for sale. This compares with a total portfolio of $778.7 million at December 31, 2014, which was comprised of $742.8 million of securities available for sale and $35.8 million of securities held to maturity. During the year ended December, 31, 2015, the Company transferred investment securities held to maturity with amortized cost of $29.4 million to available for sale to more effectively manage the investment securities portfolio. The $33.2 million, or 4.3%, increase in our investment securities portfolio in fiscal 2015 is attributable primarily to $290.5 million of purchases of investment securities, offset partially by $124.6 million in payments, maturities and calls of investment securities available for sale and $116.3 million in sales of investment securities available for sale. The composition of the investment portfolio by type of security, at each respective date, is presented in Note (3) Investment Securities of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
Our investment policy is established by the Board of Directors and monitored by the Audit and Finance Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Bank's lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage backed securities is not permitted under the policy.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2015		December 31, 2014		December 31, 2013
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	4.4%	$21,427	2.9%	$6,039	3.7%
Municipal securities	220,993	27.2	173,037	23.3	49,060	30.1
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	546,132	67.3	542,399	73.0	108,035	66.2
Corporate obligations	9,113	1.1	4,010	0.5	—	—
Mutual funds and other equities	54	—	1,973	0.3	—	—
Total	$811,869	100.0%	$742,846	100.0%	$163,134	100.0%
The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2015. Mutual funds and other equities are excluded because they have no stated maturity dates.

	One Year or Less Than One Year		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)	Fair Value	Weighted Average Yield(1)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,500	0.91%	$28,574	1.39%	$5,503	2.57%	$—	—%
Municipal securities	6,452	2.66	42,712	3.01	69,055	3.29	102,774	3.77
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	—	—	27,401	1.59	135,580	2.10	383,151	2.09
Corporate obligations	—	—	5,193	1.48	3,920	1.45	—	—
Total	$7,952	2.01%	$103,880	2.11%	$214,058	2.49%	$485,925	2.45%
(1)Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the dates indicated. As there were no investment securities held to maturity at December 31, 2015, no values are presented in the table.

	December 31, 2014		December 31, 2013
	Amortized Cost	% of Total Investments	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	4.4%	$1,687	4.7%
Municipal securities	22,486	62.8	24,290	67.2
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	30.4	9,129	25.2
Private residential collateralized mortgage obligations	871	2.4	1,048	2.9
Total	$35,814	100.0%	$36,154	100.0%
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines following the voluntary merger of the FHLB of Seattle with and into FHLB of Des Moines effective May 31, 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its member financial institutions within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board (“FHFA”).
For membership purposes, the Bank is required to maintain an investment in the stock of the FHLB of Des Moines in an amount equal to 0.12% of the Bank's assets as calculated on an annual basis. At December 31, 2015 the Bank had an investment in FHLB stock carried at a cost basis (par value) of $4.1 million. In addition to the FHLB stock required for membership, the Bank must purchase activity stock equal to 4.0% of all outstanding borrowing balances. The activity stock is automatically redeemed in amounts equal to the FHLB advance balances as they are repaid.
Based on the Company’s evaluation of the underlying investment, including the long-term nature of the investment, the liquidity position of the FHLB of Des Moines, and the Company’s intent and ability to hold the investment for a period of time sufficient to recover the par value, the Company did not recognize an other-than-temporary impairment loss on its FHLB stock during the years ended December 31, 2015, 2014 and 2013. Despite no impairment having been recorded during the indicated fiscal years, any deterioration in the FHLB of Des Moines' financial position may result in future impairment losses.
Deposit Activities and Other Sources of Funds
General.    Our primary sources of funds are deposits, loan repayments and borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis.
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
During the year ended December 31, 2015, non-maturity deposits (total deposits less certificate of deposit accounts) increased by $307.0 million, or 12.9%, to $2.69 billion from $2.38 billion at December 31, 2014. The increase was primarily a result of an increase in negotiable order of withdrawal ("NOW") account deposits of $124.5 million, or 15.7%, to $917.9 million at December 31, 2015 from $793.4 million at December 31, 2014 and a $96.0 million, or 26.8%, increase in savings deposits to $453.8 million at December 31, 2015 from $357.8 million at December 31,

2014. The percentage of non-maturity deposits to total deposits increased to 86.5% at December 31, 2015 compared to 81.9% at December 31, 2014. As a result of this increase, the certificate of deposit ("CD") accounts to total deposits decreased to 13.5% at December 31, 2015 from 18.1% at December 31, 2014. CDs decreased $105.1 million, or 20.0%, to $420.3 million at December 31, 2015 from $525.4 million at December 31, 2014.
Deposit Activities.    We offer a variety of deposit accounts designed to attract both short-term and long-term deposits. These accounts include noninterest demand accounts, NOW accounts, money market accounts, savings accounts and CDs. These accounts, with the exception of noninterest demand accounts, generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The major categories of deposit accounts are described below.
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

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$770,927	24.8%	$709,673	24.4%	$349,902	25.0%
NOW accounts	917,859	29.5	793,362	27.3	352,051	25.2
Money market accounts	545,342	17.6	520,065	17.9	232,016	16.6
Savings accounts	453,826	14.6	357,834	12.3	155,790	11.1
Total non-maturity deposits	2,687,954	86.5	2,380,934	81.9	1,089,759	77.9
CDs	420,333	13.5	525,397	18.1	309,430	22.1
Total deposits	$3,108,287	100.0%	$2,906,331	100.0%	$1,399,189	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$1,374,757	0.17%	$1,049,078	0.18%	$541,793	0.19%
Savings accounts	405,633	0.11	282,150	0.09	143,412	0.11
CDs	464,277	0.51	494,948	0.60	307,464	0.81
Total interest bearing deposits	2,244,667	0.23	1,826,176	0.28	992,669	0.37
Noninterest demand deposits	740,718	—	574,692	—	308,582	—
Total deposits	$2,985,385	0.18%	$2,400,868	0.21%	$1,301,251	0.28%

The following table shows the amount and maturity of certificates of deposit of $100,000 or more:

December 31, 2015
(In thousands)
Remaining maturity:
Three months or less	$42,749
Over three months through twelve months	92,018
Over twelve months through three years	71,390
Over three years	200
Total	$206,357
Borrowings.    Deposits are the primary source of funds for our lending and investment activities and our general business purposes. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Des Moines serves as one of our secondary sources of liquidity. Advances from the FHLB of Des Moines are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2015, the Bank maintained an uncommitted credit facility with the FHLB of Des Moines of $626.9 million and an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $51.9 million, of which there were no advances or borrowings outstanding. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2015. At December 31, 2015 we had securities sold under agreement to repurchase of $23.2 million which were secured by investment securities available for sale.
The FHLB functions provide credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a percentage of an institution’s assets or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Des Moines limits advances to 35% of the Bank's assets.
During the year ended December 31, 2015, the Company had an average balance of $1.8 million in FHLB advances. There were no FHLB advances during the year ended December 31, 2014 other than to test the facilities. There were no FHLB advances outstanding as of December 31, 2015 and 2014. There were no federal funds purchased during the years ended December 31, 2015 and 2014.

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
Federal Reserve policy provides that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Federal Reserve policy further provides that in its capacity as a source of strength to its subsidiary banks, a bank holding company should have the ability to provide financial assistance to its subsidiary banks during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. The Dodd-Frank Act also codified the "source of strength" doctrine by adopting a statutory provision requiring, among other things, that bank holding companies serve as a source of financial strength to their subsidiary banks
Under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDIA"), a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented of its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may prohibit the bank holding company or its undercapitalized subsidiary bank from, among other restrictions, paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. In addition, the Federal Reserve policy provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, under Washington corporate law, companies generally may not pay dividends if after that payment the company would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.
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
Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on investment securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Regulatory risk-based capital guidelines require Tier 1 capital of 6% of risk-adjusted assets and minimum total capital ratio (combined Tier 1 and Tier 2) of 8% of risk-adjusted assets. In July 2013, the Federal Reserve and the FDIC approved a new rule that substantially amended the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
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
The Bank is required to file periodic reports with the FDIC and the Division, and is subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of such assets. These examinations must be conducted every 12 months, with the exception that well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.
Dividends paid by the Bank provide substantially all of our cash flow. Applicable Federal and Washington State regulations restrict capital distributions by the Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to such distributions. For an additional discussion of restrictions on the payment of dividends, see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” herein.
Capital Adequacy.    The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.
Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least

8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.  As of December 31, 2015, the Company and the Bank met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.
The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 6.5% CET1 capital ratio, a 5.0% Tier 1 capital ratio, a 8.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2015, the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized."
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2015, see Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Prompt Corrective Action.    Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. The well capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
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
As of December 31, 2015, the Bank met the requirements to be classified as “well capitalized.” See Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Deposit Insurance and Other FDIC Programs.    The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
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

The Dodd-Frank Act:    The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we are subject to and that are discussed above under “- Capital Adequacy.”
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
Employees
We had 717 full-time equivalent employees at December 31, 2015. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2015.

Name	Age as of December 31, 2015	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	61	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank	1996
Jeffrey J. Deuel	57	Executive Vice President of Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	54	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	62	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	1999
Bryan McDonald (1)	44	Executive Vice President and Chief Lending Officer of Heritage Bank	2014

(1)	Former executive officer of Washington Banking Company.
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
Jeffrey J. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage in September 2012.  In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual. Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management. He earned his Bachelor’s degree at Gettysburg College.
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

Bryan McDonald became Executive Vice President and Chief Lending Officer of Heritage Bank upon completion of the Washington Banking Merger effective on May 1, 2014. Prior to that, Mr. McDonald had served as President and Chief Executive Officer of Whidbey Island Bank since January 1, 2012. Mr. McDonald joined Whidbey Island Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of Whidbey Island Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010. Mr. McDonald has been serving in the banking industry since 1994, including in regional commercial lending management roles since 1996 for Washington Mutual and Peoples Bank. Mr. McDonald holds a Bachelor's and Master’s Degree in Business Administration from Washington State University.

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

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our completed FDIC-assisted transactions involving our assumption of deposits and the acquisition of the assets of Cowlitz Bank and Pierce Commercial Bank in July 2010 and November 2010, respectively; in the completed open-bank acquisitions of NCB and Valley Community Bancshares in January 2013 and July 2013, respectively, and in the merger of Washington Banking Company in May 2014;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
since 2006, we completed six acquisition or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013 and one merger in 2014 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•
we expect our net income will increase following our acquisitions, however, we also expect our general and administrative expenses and consequently our efficiency ratios will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•
to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under “-If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced,” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition.

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
The required accounting treatment of purchased credit impaired loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under generally accepted accounting principles ("GAAP"), we are required to record purchased credit impaired loans acquired through acquisitions at fair value, which may differ from the outstanding balance of such loans. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. This accretable yield may change due to changes in expected timing and amount of future cash flows. The yields on our loans could decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that increase our costs of operations.
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
The Dodd Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Heritage Bank with less than $10 billion in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
In January 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
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
At December 31, 2015, our commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $1.92 billion, or approximately 80.0% of our total loan portfolio. Approximately $7.1 million, or 0.4%, of our total commercial business loans were nonperforming at December 31, 2015. The majority of the nonperforming commercial business loans were commercial and industrial loans.
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
Commercial and five or more family residential real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and five or more family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and five or more family residential real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Additionally, commercial and five or more family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment regarding the collectability of our commercial and five or more family residential real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.
As of December 31, 2015, our non-owner occupied commercial real estate loans totaled $697.4 million, or 29.0% of our total loan portfolio. There were no nonperforming non-owner occupied commercial real estate loans at December 31, 2015.
Our real estate construction and land development loans are based upon estimates of costs and the related value associated with the completed project. These estimates may be inaccurate.    Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If our estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss.
As of December 31, 2015, our real estate construction and land development loans totaled $107.1 million, or 4.5% of our total loan portfolio. Of these loans, $51.8 million, or 2.2% of our total loan portfolio, were one-to-four family residential construction related and $55.3 million, or 2.3% of our total loan portfolio, were five or more family residential and commercial property construction related. Approximately $2.4 million, or 2.3%, of our total construction and land development loans were nonperforming at December 31, 2015.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower, guarantors and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the character and creditworthiness of a particular borrower or guarantor;

•	changes in economic and industry conditions; and

•	the duration of the loan.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against earnings, which we believe is appropriate to absorb probable incurred losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic comprehensive review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors, regulatory requirements and management’s expectation of future events.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and charge-off additional loans, which could adversely affect our results of operations and our capital.
For the year ended December 31, 2015 we recorded a provision for loan losses of $4.4 million compared to $4.6 million for the year ended December 31, 2014. We recorded net charge-offs of loans of $2.4 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2014. At December 31, 2015 our total nonperforming loans were $9.7 million, or 0.40% of loans receivable, net, compared to $11.6 million or 0.51% of loans receivable, net, at December 31, 2014. Generally, our nonperforming loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
General economic conditions tend to impact loan segments at varying degrees. Our commercial and industrial loan portfolio, which contained 52.7% of our nonaccrual loans at December 31, 2015, generally has the largest percentage of nonperforming loans as the borrowers are primarily business owners whose business results are influenced by deteriorating economic conditions. Slower sales and excess inventory in the housing market has been the primary cause of deterioration in our one-to-four family residential real estate construction and land development loans, which contained 25.0% of our nonaccrual loans at December 31, 2015.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of our primary market areas of the Pacific Northwest in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

While real estate values and unemployment rates have improved, a deterioration in economic conditions in our market areas of the Pacific Northwest could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the sale of foreclosed assets may be slow;

•	an increase in our provision for loan losses;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2015, we had goodwill with a carrying amount of $119.0 million.
Declines in our stock price or a prolonged weakness in the operating environment of the financial services industry may result in a future impairment charge. Any such impairment charge could have a material adverse effect on our operating results and financial condition.
Fluctuating interest rates can adversely affect our profitability.
Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest earning assets and the interest paid on deposits, borrowings, and other interest bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Thus, in a changing interest rate environment, we may not be able to manage this risk effectively.  Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.
During the past several years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. As a general matter, our interest bearing liabilities reprice or mature more quickly than our interest earning assets, which has been one factor contributing to the increase in our interest rate spread as interest rates decreased. However, our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest earning assets may continue to decrease. The Federal Reserve raised short-term interest rates in December 2015 from a quarter to one-half of percent as a result of moderate improvements in the economy, particularly in improvements in the unemployment rate. The increase is relatively small and, thus, we expect our net interest income may be adversely affected and may decrease, which may have an adverse effect on our profitability.
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
A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB of Des Moines, and certain other wholesale funding sources to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to us. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB of Des Moines or other wholesale funding sources.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high; further, the resulting dilution of our equity may adversely affect the market price of our common stock.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support our continued internal growth and growth through acquisitions. Our ability to raise additional capital, however, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected. Accordingly, we cannot make assurances that we will be able to raise additional capital when needed.
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
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures and could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes; albeit insignificant. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
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

ITEM 2.     PROPERTIES
Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2015 is comprised of 67 branches located throughout Washington and Oregon. The number of branches per county, as well as occupancy type, is detailed in the following table.

			Occupancy Type
County	State	Number of Branches	Owned	Leased
Clark	WA	2	1	1
Cowlitz	WA	2	2	—
Island	WA	6	5	1
Kittitas	WA	1	1	—
King	WA	10	3	7
Mason	WA	1	1	—
Multnomah	OR	1	—	1
Pierce	WA	13	8	5
San Juan	WA	1	—	1
Skagit	WA	4	3	1
Snohomish	WA	12	6	6
Thurston	WA	5	3	2
Whatcom	WA	4	3	1
Yakima	WA	5	5	—
Total		67	41	26
One Island County branch, one Thurston County branch and the branch in Kittitas County have land leases, which are not included in the leased section above as the building is owned.
In addition, as part of the Company's strategic initiatives, certain measures were taken to transform the Company's branching system subsequent to December 31, 2015. Three branches operating at December 31, 2015 were closed subsequent to year end and consolidated into existing Heritage Bank branches. Two of the three closed branch properties were leased and one branch was owned. The Company additionally consolidated two branches in the Metro markets into business banking centers on upper floor commercial office space, creating strong partnerships between retail, commercial and cash management teams. As of filing date of this Form 10-K, all branch transformations were complete with the exception of one Metro market consolidation which is anticipated to be completed in April 2016.
For additional information concerning our premises and equipment and lease obligations, see Notes (8) and (15), respectively, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.     LEGAL PROCEEDINGS
Heritage and Heritage Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank as of December 31, 2015. The matter described below was resolved during the year ended December 31, 2015.
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
              On December 15, 2014, the Court entered an order preliminarily approving the settlement of the consolidated litigation and ordering Washington Banking to provide notice of the proposed settlement to those persons who held Washington Banking shares during the purported class period.
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

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2015, we had approximately 1,534 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 29,975,439 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 19, 2016 was $17.31 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2015 Quarter ended,
	March 31	June 30	September 30	December 31
High	$17.16	$17.99	$19.30	$19.70
Low	$15.52	$16.76	$17.22	$18.08

For the interim period subsequent to the 2015 fiscal year through the last reported sales price on February 19, 2016, the high and low sales information price per share of our common stock as reported on the NASDAQ Global Selected Market was $18.68 and $16.54, respectively.

	2014 Quarter ended,
	March 31	June 30	September 30	December 31
High	$18.48	$17.86	$16.96	$17.97
Low	$16.18	$15.44	$15.59	$15.80
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.

The dividend activities for the years ended December 31, 2015 and 2014 and subsequent through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014	*
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
* Denotes special dividend.
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
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2015, the shares remaining to be purchased was approximately 1,071,000. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Company’s tenth stock repurchase plan was approved by the Board of Directors on August 30, 2012 and authorized the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. All of the share under tenth stock repurchase plan were purchased except for 52,025 shares which will remain unpurchased as the eleventh plan supersedes the tenth stock repurchase program.

The following table provides total repurchased shares and average share prices under the applicable plans and years:

	Years Ended December 31,
	2015	2014	2013	Plan Total
Tenth Plan
Repurchased shares	—	108,075	544,000	704,975
Stock repurchase average share price	$—	$16.88	$15.88	$15.85

Eleventh Plan
Repurchased shares	441,966	—	—	441,966
Stock repurchase average share price	$16.64	$—	$—	$16.64

During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 22,300, 48,304 and 13,138 shares at an average price of $17.09, $16.53 and $14.29 to pay withholding taxes on the vesting of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013, respectively, which are not considered repurchased as part of the applicable repurchase plans.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015— October 31, 2015	265	$18.71	7,755,389	1,073,034
November 1, 2015—November 30, 2015	—	—	7,755,389	1,073,034
December 1, 2015—December 31, 2015	37	18.47	7,755,389	1,073,034
Total	302	$18.68	7,755,389	1,073,034

(1)	Common shares repurchased by the Company between October 1, 2015 and December 31, 2015 represent shares of restricted stock that were canceled to pay withholding taxes.
The information regarding the Company’s equity compensation plan is contained under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.
Stock Performance Graph
The chart shown below depicts total return to stockholders during the period beginning December 31, 2010 and ending December 31, 2015. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common stockholders. Indices shown below, for comparison purposes only, are the Total Return Index for the NASDAQ Stock Market (U.S. Companies), which is a broad nationally recognized index of stock performance by publicly traded companies and the NASDAQ Bank Index, which is an index that contains securities of NASDAQ-listed companies classified according to the Industry Classification Benchmark as banks. The chart assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2010, and that all dividends were reinvested in Heritage common stock.

	Years Ended December 31,
Index	2010	2011	2012	2013	2014	2015
Heritage Financial Corporation	$100.00	$93.18	$115.30	$137.98	$145.90	$161.40
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	157.95	171.92

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

Matters affecting comparability in the five-year summary detailed below include the Valley and NCB Acquisitions in 2013, and the Washington Banking Merger in 2014. See Note (2) Business Combinations in "Item 8. Financial Statements and Supplementary Data" discussing the fiscal 2014 and 2013 mergers and acquisitions.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$135,739	121,106	$71,428	$69,109	$74,120
Interest expense	6,120	5,681	3,724	4,534	6,582
Net interest income	129,619	115,425	67,704	64,575	67,538
Provision for loan losses	4,372	4,594	3,672	2,016	14,430
Noninterest income	32,268	16,467	9,651	7,272	5,746
Noninterest expense	106,208	99,379	59,515	50,392	49,703
Income tax expense	13,818	6,905	4,593	6,178	2,633
Net income	37,489	21,014	9,575	13,261	6,518
Earnings per common share
Basic	$1.25	$0.82	$0.61	$0.87	$0.42
Diluted	1.25	0.82	0.61	0.87	0.42
Dividend payout ratio to common shareholders(1)	42.4%	61.0%	68.9%	92.0%	90.5%
Performance Ratios:
Net interest spread(2)	4.04%	4.45%	4.69%	5.03%	5.23%
Net interest margin(3)	4.11	4.53	4.80	5.17	5.41
Efficiency ratio(4)	65.61	75.35	76.94	70.14	67.82
Return on average assets	1.06	0.74	0.62	0.98	0.48
Return on average common equity	8.08	5.61	4.58	6.52	3.17

(1)	Dividend payout ratio is declared dividends per common share divided by basic earnings per common share.

(2)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest earning assets.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$3,650,792	$3,457,750	$1,659,038	$1,345,540	$1,368,985
Total loans receivable, net	2,372,296	2,223,348	1,203,096	998,344	1,004,480
Investment securities	811,869	778,660	199,288	154,392	156,695
FDIC indemnification asset	—	1,116	4,382	7,100	10,350
Goodwill and other intangible assets	127,818	129,918	30,980	14,098	14,525
Deposits	3,108,287	2,906,331	1,399,189	1,117,971	1,136,044
Junior subordinated debentures	19,424	19,082	—	—	—
Securities sold under agreement to repurchase	23,214	32,181	29,420	16,021	23,091
Stockholders’ equity	469,970	454,506	215,762	198,938	202,520
Book value per common share	$15.68	$15.02	$13.31	$13.16	$13.10
Stockholders' equity to assets ratio	12.9%	13.1%	13.0%	14.8%	14.8%
Capital Ratios:
Total risk-based capital ratio	13.7%	15.1%	16.8%	19.9%	20.3%
Tier 1 risk-based capital ratio	12.7	13.9	15.5	18.7	19.0
Leverage ratio	10.4	10.2	11.3	13.6	13.8
Common equity Tier 1 capital to risk-weighted assets	12.0	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Nonperforming loans to loans receivable, net (1)	0.40%	0.51%	0.63%	1.29%	2.30%
Allowance for loan losses to loans receivable, net (1)	1.24	1.23	2.34	2.78	2.99
Allowance for loan losses to nonperforming loans (1)	307.67	239.62	372.16	215.67	129.70
Nonperforming assets to total assets (1)	0.32	0.43	0.74	1.41	2.07
Other Data:
Number of banking offices	67	66	35	33	33
Number of full-time equivalent employees	717	748	373	363	354

(1)	At December 31, 2015, 2014, 2013, 2012 and 2011, $1.1 million, $1.6 million $1.7 million, $1.2 million and $1.8 million of nonaccrual loans were guaranteed by government agencies, respectively.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2015 audited Consolidated Financial Statements and Notes to those consolidated financial statements included in this Form 10-K.
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
Allowance for Loan Losses.    The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	historical loss experience in the loan portfolio;

•	balance of potential problem loans in the loan portfolio;

•	impact of environmental factors, including:

◦	levels of and trends in delinquencies and impaired loans;

◦	levels of and trends in charge-offs and recoveries;

◦	trends in volume and terms of loans

◦	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

◦	experience, ability, and depth of lending management and other relevant staff;

◦	national and local economic trends and conditions;

◦	other external factors such as competition, legal, and regulatory;

◦	effects of changes in credit concentrations; and

◦	other factors
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
While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in national and local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2015 and 2014—Provision for Loan Losses” below, “Item 1. Business—Analysis of Allowance for Loan Losses” as well as Note (5) Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Estimated Expected Cash Flows related to Purchased Credit Impaired ("PCI") Loans.    Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
The cash flows expected over the life of the PCI loan or pool are estimated using an internal cash flow model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.
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
Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the merger with Washington Banking Company and the acquisitions of Valley Community Bancshares, Western Washington Bancorp and North Pacific Bank. The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is not amortized, but is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.
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
During 2011, ASU 2011-08 Intangibles—Goodwill and Other (Topic 350) was issued. Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit's fair value as well as positive and mitigating events. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. While the Company adopted the ASU in 2011, for the year ended December 31, 2015, the Company completed step one of the two-step process and concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
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
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn experienced by the Pacific Northwest more successfully than many of our competitors. As of December 31, 2015, the ratio of our allowance for loan losses to loans receivable, net was 1.24% and the ratio of the allowance for loan losses to nonperforming loans was 307.67%. Our liquidity position is also strong, with $126.6 million in cash and cash equivalents as of December 31, 2015. As of December 31, 2015, the regulatory capital ratios of our subsidiary bank was well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 12.0%, 13.7%, 12.7% and 10.4%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2015, as a percentage of our total deposits, non-maturity deposits were 86.5%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
Five year analysis:
The Company has focused on expanding its business over the past several years. In 2010, the Company completed two FDIC-assisted transactions for the acquisition of Cowlitz Bank in July 2010 and Pierce Commercial Bank in November 2010. In 2013, the Company completed two open-bank acquisitions of Northwest Commercial Bank in January 2013 and Valley Community Bancshares in July 2013. In May 2014, the Company completed the merger with Washington Banking Company. These acquisitions and mergers, together with organic growth of the business, has significantly increased the Company's net assets.
During the period from December 31, 2011 through December 31, 2015 our total assets have increased $2.28 billion, or 166.7%, to $3.65 billion as of December 31, 2015 from $1.37 billion at December 31, 2011. The total loans receivable, net of allowance for loan losses grew $1.37 billion, or 136.2%, to $2.37 billion as of December 31, 2015 from $1.00 billion at December 31, 2011. Our emphasis in growing our commercial business loan portfolio, in addition to mergers and acquisitions, resulted in an increase in commercial business loans of $1.07 billion, or 126.4%, since December 31, 2011. Loan increases are also attributable to the Washington Banking Merger and the acquisitions of Valley and Northwest Commercial Bank, and our emphasis on increasing lending in our market areas.
Deposits increased $1.97 billion, or 173.6%, to $3.11 billion at December 31, 2015 from $1.14 billion at December 31, 2011. From December 31, 2011 to December 31, 2015, non-maturity deposits (total deposits less certificate of deposit accounts) increased $1.88 billion, or 233.3% to $2.69 billion at December 31, 2015. The percentage of certificate of deposit accounts to total deposits decreased to 13.5% at December 31, 2015 from 29.0% at December 31, 2011.
Stockholders’ equity has increased by $267.5 million, or 132.1%, to $470.0 million at December 31, 2015 from $202.5 million at December 31, 2011 due primarily to a combination of earnings and issuances of common stock, partially offset by repurchases of common stock and declaration of cash dividends. Our net income increased by $31.0 million, or 475.2%, to $37.5 million for the year ended December 31, 2015 from $6.5 million for the year ended December 31, 2011 due primarily to growth in the Company primarily through acquisitions and mergers, which net assets generated an increase in net interest income of $62.1 million to $129.6 million for the year ended December 31, 2015 from $67.5 million during the year ended December 31, 2011. The increase in net income was also a result of a $10.1 million decrease in the provision for loan losses to $4.4 million for the year ended December 31, 2015 from $14.4 million for the year ended December 31, 2011 and a $26.5 million increase in noninterest income to $32.3 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2011. The increase in net income was partially offset by a $56.5 million increase in noninterest expense to $106.2 million for the year ended December 31, 2015 from $49.7 million for the year ended December 31, 2011 as a result of the growth of the Company.
Current year analysis:
The Company’s total assets increased $193.0 million, or 5.6%, to $3.65 billion at December 31, 2015 from $3.46 billion at December 31, 2014.
Investment securities available for sale increased $69.0 million to $811.9 million at December 31, 2015 from $742.8 million at December 31, 2014. The 9.3% increase was due primarily to $290.5 million investment purchases and the transfer of all investment securities previously classified as held to maturity to the available for sale classification. The amortized cost of the securities that were transferred to available for sale totaled $29.4 million. The increase was partially offset by $124.6 million of maturities, calls and payments and $116.3 million in proceeds from sales of investment securities available for sale during the year ended December 31, 2015.

Loans receivable, net of allowance for loan losses, increased $148.9 million, or 6.7%, to $2.37 billion at December 31, 2015 from $2.22 billion at December 31, 2014. The increase in loans receivable was primarily in the non-owner occupied commercial real estate loan class which increased $53.8 million, or 8.4%, during fiscal year 2015 and consumer loans which increased $38.9 million, or 15.0%, during 2015.
Total deposits increased $202.2 million, or 6.9%, to $3.11 billion at December 31, 2015 from $2.91 billion at December 31, 2014. Non-maturity deposits as a percentage of total deposits increased to 86.5% at December 31, 2015 from 81.9% at December 31, 2014. The increase in this ratio was primarily due to a $124.5 million, or 15.7%, increase in NOW accounts to $917.9 million at December 31, 2015 and a $96.0 million, or 26.8%, increase in savings accounts to $453.8 million at December 31, 2015. The increase in deposits was offset partially by a $105.1 million, or 20.0%, decrease in certificates of deposit to $420.3 million at December 31, 2015.
Total stockholders’ equity increased $15.5 million, or 3.4%, to $470.0 million at December 31, 2015 from $454.5 million at December 31, 2014. This increase was primarily due to net income of $37.5 million, partially offset by cash dividends in the amount of $15.9 million and repurchase of common stock of $7.7 million.
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

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net	$2,316,175	$121,687	5.25%	$1,871,696	$110,437	5.90%	$1,124,828	$67,630	6.01%
Taxable securities	548,787	9,578	1.75	383,626	7,328	1.91	117,132	1,918	1.64
Nontaxable securities	204,443	4,196	2.05	145,113	2,886	1.99	64,018	1,539	2.40
Other interest earning assets	80,882	278	0.34	150,189	455	0.30	104,770	341	0.33
Total interest earning assets	3,150,287	135,739	4.31	2,550,624	121,106	4.75	1,410,748	71,428	5.06
Noninterest earning assets	377,228			295,666			129,324
Total assets	$3,527,515			$2,846,290			$1,540,072

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of deposit	$464,277	$2,386	0.51%	$494,948	$2,991	0.60%	$307,464	$2,478	0.81%
Savings accounts	405,633	445	0.11	282,150	252	0.09	143,412	164	0.11
Interest bearing demand and money market accounts	1,374,757	2,398	0.17	1,049,078	1,907	0.18	541,793	1,031	0.19
Total interest bearing deposits	2,244,667	5,229	0.23	1,826,176	5,150	0.28	992,669	3,673	0.37
Junior subordinated debentures	19,271	827	4.29	12,751	458	3.59	—	—	—
FHLB advances and other borrowings	1,777	6	0.34	111	—	—	—	—	—
Securities sold under agreement to repurchase	23,522	58	0.25	27,984	73	0.26	19,102	51	0.27
Total interest bearing liabilities	2,289,237	6,120	0.27	1,867,022	5,681	0.30	1,011,771	3,724	0.37
Demand and other noninterest bearing deposits	740,718			574,692			308,582
Other noninterest bearing liabilities	33,458			29,669			10,543
Stockholders’ equity	464,102			374,907			209,176
Total liabilities and stock-holders’ equity	$3,527,515			$2,846,290			$1,540,072
Net interest income		$129,619			$115,425			$67,704
Net interest spread			4.04%			4.45%			4.69%
Net interest margin			4.11%			4.53%			4.80%
Average interest earning assets to average interest bearing liabilities			137.61%			136.61%			139.43%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Years Ended December 31,
	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$23,352	$(12,102)	$11,250	$44,068	$(1,261)	$42,807
Taxable securities	2,883	(633)	2,250	5,090	320	5,410
Nontaxable securities	1,218	92	1,310	1,613	(266)	1,347
Other interest earning assets	(238)	61	(177)	138	(24)	114
Interest income	$27,215	$(12,582)	$14,633	$50,909	$(1,231)	$49,678
Interest Bearing Liabilities:
Certificates of deposit	$(158)	$(447)	$(605)	$1,133	$(620)	$513
Savings accounts	135	58	193	124	(36)	88
Interest bearing demand and money market accounts	568	(77)	491	922	(46)	876
Total interest bearing deposits	545	(466)	79	2,179	(702)	1,477
Junior subordinated debentures	280	89	369	458	—	458
FHLB advances and other borrowings	6	—	6	—	—	—
Securities sold under agreement to repurchase	(11)	(4)	(15)	23	(1)	22
Interest expense	$820	$(381)	$439	$2,660	$(703)	$1,957
Net Interest Income	$26,395	$(12,201)	$14,194	$48,249	$(528)	$47,721

Results of Operations for the Years Ended December 31, 2015 and 2014
Earnings Summary.    Net income of $1.25 per diluted common share was recorded for the year ended December 31, 2015 compared to $0.82 per diluted common share for the year ended December 31, 2014. Net income for the year ended December 31, 2015 was $37.5 million compared to net income of $21.0 million for the same period in 2014. The $16.5 million, or 78.4%, increase was primarily the result of a $14.6 million increase in interest income and a $15.8 million increase in noninterest income, partially offset by a $6.8 million increase in noninterest expense, a $6.9 million increase in income tax expense, and a $439,000 increase in interest expense. The Company’s efficiency ratio decreased to 65.6% for the year ended December 31, 2015 from 75.3% for the year ended December 31, 2014 primarily due to net interest income increases related to the mergers and acquisitions as well as increased operating efficiencies which did not increase noninterest expenses to the same extent.
Net Interest Income.    Net interest income increased $14.2 million, or 12.3%, to $129.6 million for the year ended December 31, 2015 compared to $115.4 million for the previous year. The increase in net interest income was due primarily to a full fiscal year of operations attributable to the Washington Banking Merger, and the results of the positive effects of the discount accretion on the acquired loan portfolios for the year ended December 31, 2015. The increase in net interest income is also due to an increase in average interest earning assets, again substantially attributable to the Washington Banking Merger. The increase in net interest income was partially offset by the decrease in the net interest margins due primarily to lower contractual loan note rates in the current lending environment. Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 2015 decreased 42 basis points to 4.11% from 4.53% for the previous year. Our net interest spread for the year ended December 31, 2015 decreased 41 basis points to 4.04% from 4.45% for the prior year.
Total interest income increased $14.6 million, or 12.1%, to $135.7 million for the year ended December 31, 2015, from $121.1 million for the year ended December 31, 2014. The increase in interest income was due primarily to the effects of the Washington Banking Merger, offset partially by lower yields on interest earning assets and a decrease in accretion of discounts on acquired loans. During the years ended December 31, 2015 and 2014, the Company recorded approximately $10.3 million and $14.3 million, respectively, of discount accretion into interest income that related to the acquired loans. This income was incremental to the acquired loans' contractual interest income. The balance of average interest earning assets (including nonaccrual loans) increased $599.7 million, or 23.5%, to $3.15 billion for the year ended December 31, 2015 from $2.55 billion for the year ended December 31, 2014. The majority of this increase in interest earning assets was a result of the realization of the Washington Banking Merger for a full fiscal year. The Company acquired in the Washington Banking Merger fair values at the May 1, 2014 merger date of $458.3 million in investment securities, $1.00 billion in loans and $7.1 million of FHLB stock.
The yield on interest earning assets decreased 44 basis points to 4.31% for the year ended December 31, 2015 from 4.75% for the year ended December 31, 2014. The decrease in the yield on interest earning assets for the year ended December 31, 2015 reflects the decreased loan yields due primarily to lower contractual note rates as well as a decrease of the effects of the overall discount accretion on all the acquired loan portfolios. The effect of discount accretion on net interest margin for the year ended December 31, 2015 and December 31, 2014 is as follows:

	Years Ended December 31,
	2015	2014
Net interest margin, excluding incremental accretion on purchased loans (1)	3.78%	3.97%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.33	0.56
Net interest margin	4.11%	4.53%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified quarterly for PCI loans as a result of cash flow re-estimation.

The yield on interest earning assets was reduced by nonaccruing loans. Nonaccrual loans totaled $9.7 million at December 31, 2015 compared to $11.6 million at December 31, 2014.
Interest income on taxable and nontaxable investment securities increased $3.6 million, or 34.9%, to $13.8 million for the year ended December 31, 2015 from $10.2 million for the year ended December 31, 2014 due primarily to an increase in the average investment securities as a result of the Washington Banking Merger and an increase in yields on nontaxable investments securities, offset by lower yields earned on the taxable investment securities in 2015 as a result of declining interest rates. The changes in average balances and interest income on other interest earning assets had minimal impact on net interest margins for the years ended December 31, 2015 and 2014.
Total interest expense increased by $439,000, or 7.7%, to $6.1 million for the year ended December 31, 2015 from $5.7 million for the year ended December 31, 2014. The increase in interest expense was due to an increase in the average deposit balance, primarily as a result of the deposits acquired in the Washington Banking Merger which had a fair value at the acquisition date of $1.43 billion. The effects of the increase in the average deposit balance was offset by lower rates paid on interest bearing deposits, reflecting the relatively low interest rate environment. The average rate paid on interest bearing deposits decreased to 0.23% for the year ended December 31, 2015 from 0.28% for the year ended December 31, 2014. The Company also acquired junior subordinated debentures in the Washington Banking Merger with a fair value of $18.9 million at the merger date. The average rate paid on these liabilities, including accretion of discount from purchase accounting fair value adjustment, during 2015 was 4.29% compared to 3.59% during 2014. Total average interest bearing liabilities increased by $422.2 million, or 22.6%, to $2.29 billion for the year ended December 31, 2015 from $1.87 billion for the year ended December 31, 2014 and the average rate was 0.27% and 0.30%, respectively.
Provision for Loan Losses.    The provision for loan losses decreased $222,000, or 4.8%, to $4.4 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014. The Bank has established a comprehensive methodology for determining the allowance for loan losses and related provision for loan losses. On a quarterly basis, the Bank performs an analysis taking into consideration pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan classes, changes in economic conditions, delinquency rates, a detailed analysis of individual loans on nonaccrual status, and other factors to determine the level of the allowance for loan losses and the related provision for loan losses. The decrease in provision expense was due primarily to the resolution of nonperforming loans and a decrease in net charge-offs during the year ended December 31, 2015 compared to the prior year, offset partially by an increase in the volume of loans. The Bank had net charge-offs on loans of $2.4 million for the year ended December 31, 2015 compared to $5.7 million for the year ended December 31, 2014. The ratio of net charge-offs to average total loans outstanding was 0.10% for the year ended December 31, 2015 and 0.30% for the year ended December 31, 2014. Total gross loans receivable at December 31, 2015 and 2014 were $2.40 billion and $2.25 billion, respectively.
As shown in the table below, the general allowance as a percentage of gross loans, excluding PCI and impaired loans, was 0.76% and 0.71% at December 31, 2015 and 2014, respectively. The increase in the percentage during the noted periods is due primarily to an increase in the volume of loans, a change in the historical loss factors and change in the mix of loans. The general allowance also increased during the year ended December 31, 2015 as a result of the mergers and acquisitions, since the acquired Non-PCI loans were recorded at a net discount at the merger date and, accordingly, no allowance for loan losses was initially recorded for the acquired loans. As the remaining discounts are accreted into income, the Company may determine a provision for loan losses is necessary which may increase the allowance for loan losses. The remaining discount for these acquired Non-PCI loans was $9.4 million and $14.2 million at December 31, 2015 and 2014, respectively.
The following table outlines the allowance for loan losses and related outstanding loan balances on loans at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$17,354	$15,016
Gross loans, excluding PCI and impaired loans	2,283,832	2,102,512
Percentage	0.76%	0.71%

PCI Allowance:
Allowance for loan losses	$9,084	$9,055
Gross PCI loans	86,919	119,271
Percentage	10.45%	7.59%

Specific Valuation Allowance:
Allowance for loan losses	$3,308	$3,658
Gross impaired loans	30,362	30,231
Percentage	10.90%	12.10%

Total Allowance for Loan Losses:
Allowance for loan losses	$29,746	$27,729
Gross loans receivable	2,401,113	2,252,014
Percentage	1.24%	1.23%
The allowance for loan losses increased by $2.0 million, or 7.3%, to $29.7 million at December 31, 2015 from $27.7 million at December 31, 2014. As of December 31, 2015, the Bank identified $9.7 million of nonperforming loans and $20.7 million of performing TDR loans for a total of $30.4 million of impaired loans. Of these impaired loans, $6.0 million have no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $24.3 million have related allowances for loan losses totaling $3.3 million. Based on the comprehensive methodology, management deemed the allowance for loan losses of $29.7 million at December 31, 2015 (1.24% of loans receivable, net and 307.67% of nonperforming loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolios, will not request the Bank to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations. For additional information, see “Item 1. Business—Analysis of Allowance for Loan Losses.”

Noninterest Income.    Total noninterest income increased $15.8 million, or 96.0%, to $32.3 million for the year ended December 31, 2015 compared to $16.5 million for the prior year. The components of noninterest income and the changes from prior year are as follows:

	Years Ended December 31,
	2015	2014	Change 2015 vs. 2014	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$14,179	$11,143	$3,036	27.2%
Merchant Visa income, net	513	1,076	(563)	(52.3)
Change in FDIC indemnification asset	(497)	(2,543)	2,046	(80.5)
Gain on sale of investment securities, net	1,516	287	1,229	428.2
Gain on sale of loans, net	4,683	1,518	3,165	208.5
Gain on termination of FDIC shared-loss agreements	1,747	—	1,747	100.0
Gain on sale of Merchant Visa portfolio	2,198	—	2,198	100.0
Other income	7,929	4,986	2,943	59.0
Total noninterest income	$32,268	$16,467	$15,801	96.0%
Service charges and other fees increased $3.0 million, or 27.2%, to $14.2 million for the year ended December 31, 2015 from $11.1 million for the year ended December 31, 2014 primarily as a result of deposit accounts acquired in the Washington Banking Merger earning service charges for a full fiscal year in 2015 as compared to eight months in 2014. See "Item 1. Business - Deposit Activities and Other Sources of Funds" for additional information. Total deposits increased $202.0 million, or 6.9% to $3.11 billion at December 31, 2015 from $2.91 billion at December 31, 2014.
The change in FDIC indemnification asset includes amortization of the FDIC indemnification asset and increases/decreases to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the related loans. The balance of the indemnification asset at December 31, 2014 was $1.1 million. During the year ended December 31, 2015, the Company's three FDIC shared-loss agreements were all in the fifth year after which the majority of the covered loans would no longer have shared-loss coverage. The forthcoming change in the coverage resulted in accelerated amortization and change in the FDIC indemnification asset during the year ended December 31, 2014. On August 5, 2015, the Company and the FDIC entered into a termination agreement which effectively eliminated the shared-loss agreements. The Company recorded a $1.7 million pre-tax gain on the termination of the shared-loss agreements. For additional information see Note (6) FDIC Indemnification Asset. There was no FDIC indemnification asset at December 31, 2015.
Gain on sale of investment securities, net, increased $1.2 million, or 428.2%, to $1.5 million for the year ended December 31, 2015 from $287,000 for the year ended December 31, 2014 as a result of the Company's efforts of managing more effectively its investment portfolio. While the Company's proceeds of sales of investment securities available for sale decreased to $116.3 million during the year ended December 31, 2015 as compared to $157.0 million during the year ended December 31, 2014, the strategic sales of certain investments resulted in an increase of net gains on sales during the year ended December 31, 2015. The increase in gain on sales of investment securities, net was partially offset by the sale of the Company's entire portfolio of private residential collateralized mortgage obligations during the year ended December 31, 2015 with a carrying value of $1.1 million, all of which were formerly classified as held-to-maturity. Since these securities were acquired, they had been downgraded below the Company's acceptable investment grades. The Company recorded a realized loss of $125,000 on this sale.
Gain on sale of loans, net, increased $3.2 million, or 208.5%, to $4.7 million for the year ended December 31, 2015 from $1.5 million for the year ended December 31, 2014 as a result of the Bank resuming mortgage banking operations in conjunction with the Washington Banking Merger. The Bank had ceased mortgage banking operations in the second quarter of 2013 and resumed these operations on the May 1, 2014 effective date of the merger as Washington Banking had a strong operational presence in mortgage banking operations.
Other income increased $2.9 million, or 59.0%, to $7.9 million for the year ended December 31, 2015 from $5.0 million for the year ended December 31, 2014, partially as a result of earnings on the bank-owned life insurance ("BOLI") which increased to $1.4 million for the year ended December 31, 2015 compared to $455,000 for the prior year. The BOLI income increase was the result of a full fiscal year of the BOLI acquired in the Washington Banking Merger as well as the purchase of $25.0 million of additional BOLI during the year ended December 31, 2015. The

Company also recorded an additional $214,000 of recoveries on legacy Washington Banking loans which were fully charged-off prior to the merger date during the year ended December 31, 2015 as compared to 2014.
Noninterest Expense.    Noninterest expense increased $6.8 million, or 6.9%, to $106.2 million for the year ended December 31, 2015 compared to $99.4 million for the year ended December 31, 2014.
The following table presents the key components of noninterest expense and the changes from prior year:

	Years Ended December 31,
	2015	2014	Change 2015 vs. 2014	Percentage Change	Company Initiatives (1)
	(Dollars in thousands)
Compensation and employee benefits	$58,134	$52,634	$5,500	10.4%	$1,522
Occupancy and equipment	15,846	13,406	2,440	18.2	602
Data processing	7,700	9,243	(1,543)	(16.7)	3,038
Marketing	3,066	2,502	564	22.5	140
Professional services	3,536	6,185	(2,649)	(42.8)	3,751
State and local taxes	2,378	1,976	402	20.3	—
Impairment loss on investment securities, net	—	45	(45)	(100.0)	—
Federal deposit insurance premium	2,046	1,718	328	19.1	—
Other real estate owned, net	1,007	638	369	57.8	—
Amortization of intangible assets	2,100	1,920	180	9.4	—
Other expense	10,395	9,112	1,283	14.1	535
Total noninterest expense	$106,208	$99,379	$6,829	6.9%	$9,588
(1) Balances represent the cost of Company initiatives for the year ended December 31, 2014 as discussed in detail below. There were no related costs for the year ended December 31, 2015.
The increase in total noninterest expense for the year ended December 31, 2015 was due primarily to the full fiscal year of expenses related to the Washington Banking Merger which was effective May 1, 2014. The increase in expense is related primarily to compensation and employee benefits which increased $5.5 million, or 10.4%, to $58.1 million for the year ended December 31, 2015 as compared to $52.6 million for the prior year. The increase in compensation and employee benefits as a result of a full year of costs was partially offset by a decrease in staffing levels. The average full time equivalent was 766 and 782 during the years ended December 31, 2015 and 2014, respectively. Occupancy and equipment costs increased during the year ended December 31, 2015 by $2.4 million, or 18.2%, to $15.8 million from $13.4 million as the branching network increased to 67 as of December 31, 2015 from 36 branches prior to the Washington Banking Merger. The Company has 26 bank branch leases and three land leases at December 31, 2015.
As part of the Company's strategic initiatives, certain measures were taken to transform the Company's branching system subsequent to December 31, 2015. Three branches operating at December 31, 2015 were closed subsequent to year-end and consolidated into existing Heritage Bank branches. The Company additionally consolidated two branches in the Metro markets into business banking centers on upper floor commercial office space, creating strong partnerships between retail, commercial and cash management teams. As of filing date of this Form 10-K, all branch transformations were complete with the exception of one Metro market consolidation which is anticipated to be completed in April 2016. The branch transformations will reduce the occupancy and equipment expense in future periods.
This increase in noninterest expense during year ended December 31, 2015 was offset by the specific costs of $9.6 million recognized during the year ended December 31, 2014 identified in the table above as Company Initiatives. These initiative costs include the Washington Banking Merger totaling $9.1 million, the Valley Acquisition totaling $443,000, a core system conversion totaling $40,000, and the consolidation of existing branches totaling $11,000. These merger and acquisitions are discussed in Notes (1) and (2) of the Notes to Consolidated Financial Statements in "Item. 8 Financial Statements and Supplementary Data". These costs include identifiable costs paid to third party providers as well as any retention bonuses or severance payments made in conjunction with these initiatives. The amounts do not include costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

The types of expenses associated with the significant Company Initiatives expense categories in the table above are summarized as follows:

•	Compensation and employee benefits expense consisted substantially of retention bonus and severances packages paid to transition employees.

•	Occupancy and equipment expense consisted primarily of lease termination costs.

•	Data processing expense consisted of costs relating to the Company’s core system conversion as well as data conversions of the Whidbey Island Bank information to the Heritage core system.

•	Professional services expense related to fees paid to: (1) financial advisors for the Washington Banking Merger, and (2) attorney, accountant and consultant fees related to merger and acquisitions.
Other expense increased $1.3 million, or 14.1%, to $10.4 million for the year ended December 31, 2015 from $9.1 million for the year ended December 31, 2014. Other expense includes, but is not limited to, items such as courier services, phone costs, travel expenses, investor relations, and certain employee-related costs such as travel and meals. The increases in other expense are primarily as a result of the Washington Banking Merger and the general increase due to the growth of the Company during the year ended December 31, 2015 which is demonstrated by the increase in total assets to $3.65 billion at December 31, 2015 from $3.46 billion at December 31, 2014.
The efficiency ratio for the year ended December 31, 2015 was 65.6% compared to 75.3% for the prior year. The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The decrease in the ratio for the year ended December 31, 2015 was primarily related to the increase in net interest income related to mergers and acquisitions as described above which outpaced the increase in the noninterest expense as described above. The Company gained such efficiencies based on the merged company as a result of the reduction of duplicate operating contracts and decrease in staffing levels.
Income Tax Expense.    The provision for income taxes increased by $6.9 million to an expense of $13.8 million for the year ended December 31, 2015 from an expense of $6.9 million for the year ended December 31, 2014. The Company’s effective income tax rate was 26.9% for the year ended December 31, 2015 compared to 24.7% for the same period in 2014. The increase in the Company’s effective income tax rate from the prior year was primarily due to tax-exempt income being a lower percentage of pre-tax income in 2015 (4.8%) than it was in 2014 (5.7%).
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
Total interest income increased $49.7 million, or 69.5%, to $121.1 million for the year ended December 31, 2014, from $71.4 million for the year ended December 31, 2013. The increase in interest income was due primarily to the effects of the Washington Banking Merger and the positive effects of the accretable discount, offset partially by lower yields on interest earning assets. During the year ended December 31, 2014, the Company recorded approximately $10.8 million of discount accretion into interest income that related to the Washington Banking Merger. This income was incremental to the acquired loans' contractual interest income. The balance of average interest earning assets (including nonaccrual loans) increased $1.14 billion, or 80.8%, to $2.55 billion for the year ended December 31, 2014 from $1.41 billion for the year ended December 31, 2013. The majority of this increase in interest earning assets was a result of the Washington Banking Merger. The Company acquired fair value at the May 1, 2014 merger date of $458.3 million in investment securities, $896.0 million in noncovered loans, $107.1 million in loans previously classified as covered loans and $7.1 million of FHLB stock.
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

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and modified quarterly for PCI loans as a result of cash flow re-estimation.

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
Provision for Loan Losses.    The provision for loan losses increased $922,000, or 25.1%, to $4.6 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. The increase in provision expense was due primarily to the resolution of nonperforming loans and the increase in volume of loans, offset partially by an improvement in the economy and a decrease in net charge-offs during the year ended December 31, 2014 compared the prior year.
The Bank had net charge-offs on loans of $5.7 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013. The ratio of net charge-offs to average loans receivable was 0.30% for the year ended December 31, 2014 and 0.31% for the year ended December 31, 2013. Total gross loan receivables at December 31, 2014 and 2013 were $2.25 billion and $1.23 billion, respectively. The general allowance (excluding impaired and PCI loans) as a percentage of related loans was 0.71% and 1.29% at December 31, 2014 and 2013, respectively. The decrease in the percentage during the noted periods is due primarily to the Washington Banking Merger, since the acquired loans were recorded at a net discount at the merger date and, accordingly, no allowance for loan losses was initially recorded for the acquired loans. The remaining discount for these acquired loans at December 31, 2014 was deemed sufficient to absorb probable incurred losses in the loan portfolio thereby reducing the need for an additional general valuation allowance.

The following table outlines the allowance for loan losses and related loan balances at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses, excluding PCI and impaired loans	$15,016	$14,483
Gross loan balance, excluding PCI and impaired loans	2,102,512	1,125,610
Percentage	0.71%	1.29%

PCI:
Allowance for loan losses	$9,055	$9,642
Gross noncovered loan balance of non-impaired loans	119,271	74,893
Percentage	7.59%	12.87%

Specific Valuation Allowance:
Allowance for loan losses on impaired loans	$3,658	$4,699
Gross loan balance of impaired loans	30,231	34,087
Percentage	12.10%	13.79%

Total Allowance for Loan Losses:
Allowance for loan losses	$27,729	$28,824
Gross loan balance	2,252,014	1,234,590
Percentage	1.23%	2.33%
The allowance for loan losses loans decreased by $1.1 million, or 3.8%, to $27.7 million at December 31, 2014 from $28.8 million at December 31, 2013. As of December 31, 2014, the Bank identified $11.5 million of nonperforming loans and $18.7 million of performing TDR loans for a total of $30.2 million of impaired loans. Of these impaired loans, $8.5 million have no allowances for loan losses as their estimated collateral value or expected cash flow is equal to or exceeds their carrying costs. The remaining $21.7 million have related allowances for loan losses totaling $3.7 million. Based on the comprehensive methodology, management deemed the allowance for loan losses of $27.7 million at December 31, 2014 (1.23% of loans receivable, net and 239.62% of nonperforming loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.
The provision for loan losses increased $922,000, or 25.1%, to $4.6 million for the year ended December 31, 2014 compared to $3.7 million for the year ended December 31, 2013. The increase in provision for loan losses recorded for the year ended December 31, 2014 was primarily a result of loans acquired in the Washington Banking Merger which had $646,000 of provision expense recorded during the year ended December 31, 2014. The provision expense was necessary based on loan events that occurred after the May 1, 2014 merger date which caused the estimated loss on the loan to increase from original expectations. There was also the default of two large borrowers from the Cowlitz Acquisition which caused $915,000 in provision expense during the year ended December 31, 2014. The impact of these events was partially offset by the general improvements in the remaining PCI loans' expected cash flows in addition to the change in mix and volume of non-acquired loans. The Bank recorded net charge-offs of $5.7 million for the year ended December 31, 2014 as compared to $3.4 million for the year ended December 31, 2013.

Noninterest Income.    Total noninterest income increased $6.8 million, or 70.6%, to $16.5 million for the year ended December 31, 2014 compared to $9.7 million for the prior year. The components of the noninterest income for the year ended December 31, 2014 and the changes from prior year are as follows:

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
The $2.4 million decrease change in FDIC indemnification asset was primarily due to a $2.2 million decrease in the loan (recapture) impairment and a $204,000 increase in amortization expense to $1.5 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The Company recorded loan recaptures during the fourth quarter of 2014 due to the revised estimated loss projections given the 2015 expiration date of certain shared-loss agreements. While the Bank believed additional losses may be incurred on the assets, the timing of those losses will not likely occur before the expiration dates. The increase in the amortization expense was primarily due to the overall improvements of the covered loans because less loss is anticipated than prior period estimates. The balance of the indemnification asset at December 31, 2014 was $1.1 million compared to $4.4 million at December 31, 2013.
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
Other income increased $2.5 million, or 100.0%, to $5.0 million for the year ended December 31, 2014 from $2.5 million for the year ended December 31, 2013 partially due to recoveries on legacy Washington Banking loans which were fully charged-off prior to the merger date. The Bank had estimated that there would be no such recoveries for fair value purposes, but the recovery efforts of the credit department have exceeded anticipated results. Other income also increased by $390,000 in 2014 as a result of earnings on the BOLI from the $32.5 million of BOLI acquired on May 1, 2014 in the Washington Banking Merger. The increase in other income for 2014 was partially offset by a gain on sale of a bank branch of $596,000 recorded during the year ended December 31, 2013.
The bargain purchase gain on bank acquisition of $399,000 for the year ended December 31, 2013 was the result of the NCB Acquisition in January 2013. See Note (2) Business Combinations of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information on the NCB Acquisition.

Noninterest Expense.    Noninterest expense increased $39.9 million or 67.0% to $99.4 million for the year ended December 31, 2014 compared to $59.5 million for the year ended December 31, 2013.
The following table presents the key components of noninterest expense for the year ended December 31, 2014 and the changes from prior year:

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
The increase in total noninterest expense for the year ended December 31, 2014 was due primarily to the Washington Banking Merger and additional ongoing operating costs from mergers and acquisitions as well as specific costs identified in the Company Initiatives table below. The core system conversion occurred in fourth quarter of 2013 whereby, after 18 years of using FiServ's Total Plus core system, the Company converted to FiServ's DNA platform which provides a variety of efficiencies in all operation areas of the Bank. The consolidation of existing branches also occurred in the fourth quarter of 2013 with the Company consolidating three Heritage branch locations to nearby branches. The table below includes each of the Company's major initiatives as well as the direct costs associated with the initiatives for the years ended December 31, 2014 and 2013. The amounts include identifiable costs paid to third party providers as well as any retention bonuses or severance payment made in conjunction with these initiatives. The amounts do not include costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.

	Years Ended December 31,
	2014	2013
	(In thousands)
Company Initiatives:
NCB Acquisition	$—	$794
CVB Merger	—	220
Valley Acquisition	443	2,118
Core system conversion	40	842
Consolidation of existing branches	11	238
Washington Banking Merger	9,094	890
Total	$9,588	$5,102

The following table further segregates the Company initiative costs by financial statement caption.

	Years Ended December 31,
	2014	2013
	(In thousands)
Expense Caption:
Compensation and employee benefits	$1,522	$475
Occupancy and equipment	602	1,328
Data processing	3,038	1,291
Marketing	140	34
Professional services	3,751	1,876
Other expense	535	98
Total	$9,588	$5,102
The types of expenses associated with the significant expense categories in the table above are summarized as follows:

•	Compensation and employee benefits expense consisted substantially of retention bonus and severances packages paid to transition employees.

•	Occupancy and equipment expense consisted primarily of lease termination costs.

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
Income Tax Expense.    The provision for income taxes increased by $2.3 million to an expense of $6.9 million for the year ended December 31, 2014 from an expense of $4.6 million for the year ended December 31, 2013. The Company’s effective income tax rate was 24.7% for the year ended December 31, 2014 compared to 32.4% for the same period in 2013. The decrease in the Company’s effective income tax rate from the prior year was primarily due to higher levels of tax-exempt income in 2014, $812,000 in federal tax credits from new market tax credit partnerships and a $728,000 income tax benefit related to the reversal of a liability previously recognized in conjunction with the Washington Banking Merger.

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
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2015, cash and cash equivalents totaled $126.6 million, or 3.5% of total assets. Other interest earning deposits totaled $6.7 million at December 31, 2015. These assets are easily converted to liquidity. Investment securities available for sale totaled $811.9 million at December 31, 2015, of which $246.5 million were pledged to secure public deposits, borrowing arrangements or repurchase agreements. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits, borrowing arrangements or repurchase agreements totaled $565.4 million, or 15.5% of total assets at December 31, 2015. The fair value of investment securities available for sale with maturities of one year or less amounted to $8.0 million, or 0.2% of total assets. At December 31, 2015, the Bank maintained credit facilities with the FHLB of Des Moines for $626.9 million and credit facilities with the Federal Reserve Bank of San Francisco for $51.9 million, of which there were no borrowings outstanding as of December 31, 2015. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds totaling $90.0 million as of December 31, 2015. As of December 31, 2015, there were no overnight federal funds purchased.
During 2015 total assets increased $193.0 million, or 5.6%, to $3.65 billion at December 31, 2015 from $3.46 billion at December 31, 2014. The increase was primarily due to a $148.9 million, or 6.7%, increase in total loans receivable, net. The asset balances at December 31, 2015 and 2014 and the changes in those balances are included in the following table:

	December 31, 2015	December 31, 2014	Change 2015 vs. 2014	Percent Change 2015 vs. 2014
	(Dollars in thousands)
Cash and cash equivalents	$126,640	$121,636	$5,004	4.1%
Other interest earning deposits	6,719	10,126	(3,407)	(33.6)
Investment securities available for sale	811,869	742,846	69,023	9.3
Investment securities held to maturity	—	35,814	(35,814)	(100.0)
Loans held for sale	7,682	5,582	2,100	37.6
Total loans receivable, net	2,372,296	2,223,348	148,948	6.7
FDIC indemnification asset	—	1,116	(1,116)	(100.0)
Other real estate owned	2,019	3,355	(1,336)	(39.8)
Premises and equipment, net	61,891	64,938	(3,047)	(4.7)
FHLB stock, at cost	4,148	12,188	(8,040)	(66.0)
Bank owned life insurance	60,876	35,176	25,700	73.1
Accrued interest receivable	10,469	9,836	633	6.4
Prepaid expenses and other assets	58,365	61,871	(3,506)	(5.7)
Other intangible assets, net	8,789	10,889	(2,100)	(19.3)
Goodwill	119,029	119,029	—	—
Total assets	$3,650,792	$3,457,750	$193,042	5.6%
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
Stockholders’ equity was $470.0 million at December 31, 2015 and $454.5 million at December 31, 2014. During the year ended December 31, 2015, we recognized net income of $37.5 million, paid common stock dividends of $15.9 million, recorded $819,000 in other comprehensive loss, repurchased $7.7 million in common stock, recorded restricted stock compensation expense, including excess tax benefits, totaling $1.7 million and realized the effects of exercising stock options totaling $765,000.
The Company and the Bank are subject to various regulatory capital requirements as prescribed by the Federal Reserve and by the FDIC, respectively. As of December 31, 2015, the Company and the Bank were classified as “well capitalized” institutions under the criteria established by these banking regulators.

Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant sources of income. On January 27, 2016, the Company’s Board of Directors declared a dividend of $0.11 per share which was paid on February 24, 2016 to shareholders of record as of February 10, 2016.

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2015:

	December 31, 2015
	Up to 1 year	Over 1-3 years	Over 3-5 years	More than 5 years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$279,302	$105,842	$35,101	$88	$2,687,954	$3,108,287
Junior subordinated debentures	—	—	—	25,000	—	25,000
Operating leases	3,503	6,079	4,124	3,414	—	17,120
Total contractual obligations	$282,805	$111,921	$39,225	$28,502	$2,687,954	$3,150,407

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

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
Our asset and liability management strategies have resulted in a negative 0-3 month “gap” of 275.4% and a negative over 3-12 month “gap” of 4.0% as of December 31, 2015. These “gaps” measure the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months and over 3-12 months) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the 0-3 month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2015. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2015
	Estimated Maturity or Repricing Within
	0-3 months	Over 3 months-12 months	1-5 years	Over 5 years -15 years	Over 15 years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans Receivable (1)	$413,247	$149,164	$1,103,859	$641,146	$93,697	$2,401,113
Investment securities (2)	63,744	35,111	163,059	330,961	218,994	811,869
FHLB stock	4,148	—	—	—	—	4,148
Interest earning deposits	62,824	—	—	—	—	62,824
Other interest earning deposits	1,507	—	5,212	—	—	6,719
Total interest earning assets	$545,470	$184,275	$1,272,130	$972,107	$312,691	$3,286,673

Percentage of interest earning assets	16.6%	5.6%	38.7%	29.6%	9.5%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits(3)	$2,004,902	$191,627	$140,742	$51	$38	$2,337,360
Junior subordinated debentures	19,424	—	—	—	—	19,424
Securities sold under agreement to repurchase	23,214	—	—	—	—	23,214
Total interest bearing liabilities	$2,047,540	$191,627	$140,742	$51	$38	$2,379,998

Interest bearing liabilities, as a percentage of total interest earning assets	62.3%	5.8%	4.3%	—%	—%	72.4%

Interest rate sensitivity gap	$(1,502,070)	$(7,352)	$1,131,388	$972,056	$312,653	$906,675
Interest rate sensitivity gap, as a percentage of total interest earning assets	(275.4)%	(4.0)%	34.4%	29.6%	9.5%	27.6%
Cumulative interest rate sensitivity gap	$(1,502,070)	$(1,509,422)	$(378,034)	$594,022	$906,675
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(45.7)%	(45.9)%	(11.5)%	18.1%	27.6%

(1)	Excludes deferred loan costs (fees), net and allowance for loan losses.

(2)	Interest earning investment securities with no stated maturity date are included in 0-3 months as prices may adjust immediately.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2015. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the estimated repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31, 2015
	0-3 months	Over 3 months- 12 months	Over 1-5 years	Over 5 years -15 years	Over 15 years	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$992	$6,960	$92,844	$362,738	$254,292	$717,826
Weighted average interest rate	0.6%	2.2%	2.3%	2.7%	2.4%	2.5%
Adjustable rate	$—	$—	$11,036	$30,719	$52,234	$93,989
Weighted average interest rate	—%	—%	0.8%	1.6%	1.8%	1.6%
Total	$992	$6,960	$103,880	$393,457	$306,526	$811,815	$811,815
Loans(2)
Amounts maturing:
Fixed rate	$28,675	$42,322	$337,995	$401,392	$76,281	$886,665
Weighted average interest rate	4.6%	5.0%	4.7%	4.1%	4.7%	4.4%
Adjustable rate	$77,620	$146,898	$212,676	$924,309	$152,945	$1,514,448
Weighted average interest rate	5.2%	5.1%	4.7%	4.5%	4.2%	4.6%
Total	$106,295	$189,220	$550,671	$1,325,701	$229,226	$2,401,113	$2,441,531
Certificates of Deposit
Amounts maturing:
Fixed rate	$82,916	$196,386	$140,942	$51	$38	$420,333	$423,352
Weighted average interest rate	0.4%	0.5%	0.8%	0.2%	0.9%	0.6%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$19,424	$19,424	$15,000
Weighted average interest rate (3)	—%	—%	—%	—%	4.3%	4.3%

(1)	Balances represent carrying value, and excludes investment securities with no stated maturity.

(2)	Excludes deferred loan costs (fees), net and allowance for loan losses.

(3)
The contractual interest rate of the junior subordinated debentures was 2.17% at December 31, 2015. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Heritage Financial Corporation and Subsidiaries
Olympia, Washington
We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Sacramento, California
March 10, 2016

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2015 and December 31, 2014
(Dollars in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Cash on hand and in banks	$63,816	$74,028
Interest earning deposits	62,824	47,608
Cash and cash equivalents	126,640	121,636
Other interest earning deposits	6,719	10,126
Investment securities available for sale, at fair value	811,869	742,846
Investment securities held to maturity (fair value of $0 and $36,874, respectively)	—	35,814
Loans held for sale	7,682	5,582
Loans receivable, net	2,402,042	2,251,077
Allowance for loan losses	(29,746)	(27,729)
Total loans receivable, net	2,372,296	2,223,348
FDIC indemnification asset	—	1,116
Other real estate owned	2,019	3,355
Premises and equipment, net	61,891	64,938
Federal Home Loan Bank stock, at cost	4,148	12,188
Bank owned life insurance	60,876	35,176
Accrued interest receivable	10,469	9,836
Prepaid expenses and other assets	58,365	61,871
Other intangible assets, net	8,789	10,889
Goodwill	119,029	119,029
Total assets	$3,650,792	$3,457,750
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,108,287	$2,906,331
Junior subordinated debentures	19,424	19,082
Securities sold under agreement to repurchase	23,214	32,181
Accrued expenses and other liabilities	29,897	45,650
Total liabilities	3,180,822	3,003,244
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,975,439 and 30,259,838 shares issued and outstanding at December 31, 2015 and 2014, respectively	359,451	364,741
Retained earnings	107,960	86,387
Accumulated other comprehensive income, net	2,559	3,378
Total stockholders’ equity	469,970	454,506
Total liabilities and stockholders’ equity	$3,650,792	$3,457,750
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$121,687	$110,437	$67,630
Taxable interest on investment securities	9,578	7,328	1,918
Nontaxable interest on investment securities	4,196	2,886	1,539
Interest and dividends on other interest earning assets	278	455	341
Total interest income	135,739	121,106	71,428
INTEREST EXPENSE:
Deposits	5,229	5,150	3,673
Junior subordinated debentures	827	458	—
Other borrowings	64	73	51
Total interest expense	6,120	5,681	3,724
Net interest income	129,619	115,425	67,704
Provision for loan losses	4,372	4,594	3,672
Net interest income after provision for loan losses	125,247	110,831	64,032
NONINTEREST INCOME:
Bargain purchase gain on bank acquisition	—	—	399
Service charges and other fees	14,179	11,143	5,936
Merchant Visa income, net	513	1,076	862
Change in FDIC indemnification asset	(497)	(2,543)	(181)
Gain on sale of investment securities, net	1,516	287	—
Gain on sale of loans, net	4,683	1,518	142
Gain on termination of FDIC shared-loss agreements	1,747	—	—
Gain on sale of Merchant Visa portfolio	2,198	—	—
Other income	7,929	4,986	2,493
Total noninterest income	32,268	16,467	9,651
NONINTEREST EXPENSE:
Compensation and employee benefits	58,134	52,634	31,612
Occupancy and equipment	15,846	13,406	9,724
Data processing	7,700	9,243	4,806
Marketing	3,066	2,502	1,598
Professional services	3,536	6,185	3,936
State and local taxes	2,378	1,976	1,150
Impairment loss on investment securities, net	—	45	38
Federal deposit insurance premium	2,046	1,718	1,001
Other real estate owned, net	1,007	638	309
Amortization of intangible assets	2,100	1,920	543
Other expense	10,395	9,112	4,798
Total noninterest expense	106,208	99,379	59,515
Income before income taxes	51,307	27,919	14,168
Income tax expense	13,818	6,905	4,593
Net income	$37,489	$21,014	$9,575
Basic earnings per common share	$1.25	$0.82	$0.61
Diluted earnings per common share	$1.25	$0.82	$0.61
Dividends declared per common share	$0.53	$0.50	$0.42
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$37,489	$21,014	$9,575
Change in fair value of investment securities available for sale, net of tax of $(306), $2,531 and $(1,596), respectively	(559)	4,676	(2,965)
Reclassification adjustment of net gain from sale of investment securities available for sale included in income, net of tax of $(574), $(101) and $0, respectively	(1,067)	(186)	—
Accretion of other-than-temporary impairment on investment securities, net of tax of $4, $28 and $31, respectively	108	50	59
Reclassification of remaining unaccreted other-than-temporary impairment upon sale of investment securities held to maturity included in income, net of tax of $44, $0 and $0, respectively	81	—	—
Transfer of investment securities from held to maturity to available for sale, net of tax of $334, $0 and $0, respectively	618	—	—
Other comprehensive (loss) income	(819)	4,540	(2,906)
Comprehensive income	$36,670	$25,554	$6,669
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stock- holders’ equity
Balance at December 31, 2012	15,118	$121,832	$75,362	$1,744	$198,938
Restricted and unrestricted stock awards issued, net of forfeitures	100	—	—	—	—
Stock option compensation expense	—	71	—	—	71
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	17	176	—	—	176
Restricted stock compensation expense	—	1,223	—	—	1,223
Net excess tax benefits/deficiencies from vesting of restricted stock	—	(13)	—	—	(13)
Common stock repurchased	(557)	(8,825)	—	—	(8,825)
Net income	—	—	9,575	—	9,575
Other comprehensive loss, net of tax	—	—	—	(2,906)	(2,906)
Common stock issued in business combination	1,533	24,195	—	—	24,195
Cash dividends declared on common stock ($0.42 per share)	—	—	(6,672)	—	(6,672)
Balance at December 31, 2013	16,211	138,659	78,265	(1,162)	215,762
Restricted and unrestricted stock awards issued, net of forfeitures	121	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	84	921	—	—	921
Restricted stock compensation expense	—	1,395	—	—	1,395
Net excess tax benefits/deficiencies from vesting of restricted stock	—	112	—	—	112
Common stock repurchased	(156)	(2,601)	—	—	(2,601)
Net income	—	—	21,014	—	21,014
Other comprehensive income, net of tax	—	—	—	4,540	4,540
Common stock issued in business combination (1)	14,000	226,235	—	—	226,235
Cash dividends declared on common stock ($0.50 per share)	—	—	(12,892)	—	(12,892)
Balance at December 31, 2014	30,260	364,741	86,387	3,378	454,506
Restricted and unrestricted stock awards issued, net of forfeitures	118	—	—	—	—
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	61	765	—	—	765
Restricted stock compensation expense	—	1,555	—	—	1,555
Net excess tax benefits/deficiencies from vesting of restricted stock	—	126	—	—	126
Common stock repurchased	(464)	(7,736)	—	—	(7,736)
Net income	—	—	37,489	—	37,489
Other comprehensive loss, net of tax	—	—	—	(819)	(819)
Cash dividends declared on common stock ($0.53 per share)	—	—	(15,916)	—	(15,916)
Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
(1)     The amount of common stock issued in connection with the Washington Banking Merger is net of $489,000 of issuance costs.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$37,489	$21,014	$9,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,967	12,882	5,411
Changes in net deferred loan costs, net of amortization	(1,866)	(1,733)	574
Provision for loan losses	4,372	4,594	3,672
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(78)	13,236	9,023
Restricted stock compensation expense	1,555	1,395	1,223
Stock option compensation expense	—	20	71
Net excess tax (benefit) deficiencies from exercise of stock options and vesting of restricted stock	(140)	(118)	37
Amortization of intangible assets	2,100	1,920	543
Bargain purchase gain on bank acquisition	—	—	(399)
Gain on sale of investment securities, net	(1,516)	(287)	—
Impairment loss on investment of securities, net	—	45	38
Origination of loans held for sale	(132,932)	(57,656)	(6,784)
Gain on sale of loans, net	(4,683)	(1,518)	(142)
Proceeds from sale of loans	135,515	57,515	8,602
Earnings on bank owned life insurance	(1,354)	(455)	(70)
Valuation adjustment on other real estate owned	529	—	371
Loss (gain) on sale of other real estate owned, net	97	(23)	(264)
Gain on termination of FDIC shared-loss agreements	(1,747)	—	—
Loss (gain) on sale or write-off of furniture, equipment and leasehold improvements	89	505	(584)
Net cash provided by operating activities	51,397	51,336	30,897
Cash flows from investing activities:
Loans originated, net of principal payments	(154,111)	(21,651)	(43,140)
Maturities of other interest earning deposits	3,346	5,475	1,987
Maturities, calls and payments of investment securities available for sale	124,592	66,876	51,443
Maturities, calls and payments of investment securities held to maturity	5,221	3,284	4,192
Purchase of investment securities available for sale	(290,499)	(344,146)	(43,627)
Purchase of investment securities held to maturity	—	(3,294)	(7,414)
Purchase of premises and equipment	(1,821)	(3,940)	(5,205)
Purchase of bank owned life insurance	(25,019)	—	—
Purchase of other real estate owned	(188)	—	—
Proceeds from sales of other real estate owned	3,555	9,914	6,003
Proceeds from sales of investment securities available for sale	116,332	156,994	—
Proceeds from sales of investment securities held to maturity	972	—	—
Proceeds from redemption of FHLB stock	8,040	617	208
Proceeds from sale of premises and equipment	815	1,170	700
Investment in new market tax credit partnership	—	(25,000)	—
Investment in low-income housing tax credit partnership	(746)	—	—
Net cash used for termination of FDIC shared-loss agreements	(7,110)	—	—
Net cash received from acquisitions	—	32,052	18,260

	Years Ended December 31,
	2015	2014	2013
Net cash used in investing activities	(216,621)	(121,649)	(16,593)
Cash flows from financing activities:
Net increase in deposits	201,956	73,248	13,763
Common stock cash dividends paid	(15,916)	(12,892)	(6,672)
Net (decrease) increase in securities sold under agreement to repurchase	(8,967)	2,761	13,399
Proceeds from exercise of stock options	751	915	200
Net excess tax benefit (deficiencies) from exercise of stock options and vesting of restricted stock	140	118	(37)
Repurchase of common stock	(7,736)	(2,601)	(8,825)
Net cash provided by financing activities	170,228	61,549	11,828
Net increase (decrease) in cash and cash equivalents	5,004	(8,764)	26,132
Cash and cash equivalents at beginning of year	121,636	130,400	104,268
Cash and cash equivalents at end of year	$126,640	$121,636	$130,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,324	$5,422	$3,678
Cash paid for income taxes	15,286	9,786	3,574

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$2,657	$1,566	$2,974
Seller-financed sale of other real estate owned	—	—	250
Investment in low income housing tax credit partnership and related funding commitment	—	3,817	—
Purchases of investment securities available for sale not settled at year end	(1,288)	1,288	—
Common stock issued for business combinations	—	226,235	24,195
Stock issuance costs in connection with business combinations	—	489	—
Transfer from investment securities held to maturity to available for sale	29,370	—	—
Receivable due from bank owned life insurance contract	445	—	—
Assets acquired (liabilities assumed) in acquisitions:
Other interest earning deposits	—	—	14,869
Investment securities available for sale	—	458,312	34,197
Investment securities held to maturity	—	—	22,908
Loans held for sale	—	3,923	—
Loans receivable	—	895,978	168,580
Loans receivable, covered at merger date	—	107,050	—
Other real estate owned	—	7,121	2,279
Premises and equipment	—	31,776	6,772
Federal Home Loan Bank stock	—	7,064	454
FDIC indemnification asset	—	7,174	—
Accrued interest receivable	—	4,943	697
Bank owned life insurance	—	32,519	—
Prepaid expenses and other assets	—	14,852	7,135
Other intangible assets	—	11,194	1,072
Deposits	—	(1,433,894)	(267,455)
Junior subordinated debentures	—	(18,937)	—
Accrued expenses and other liabilities	—	(24,067)	(1,528)
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 67 branch offices as of December 31, 2015 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust ("Master Trust"). Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note (11) Junior Subordinated Debentures.
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
Certain prior year amounts have been reclassified to conform to the current year’s presentation. Specifically, the Company has eliminated the classification of "noncovered" and "covered" loans from the Consolidated Financial Statements based on the termination of the FDIC shared-loss agreements during the year ended December 31, 2015. For more information on the termination agreement, see Note (6) FDIC Indemnification Asset. Accordingly, all loans receivable previously reported as "noncovered" and those previously reported as "covered" by FDIC shared-loss agreements have been combined and reclassified as "loans receivable" for all periods presented. Reclassifications had no effect on the prior years' net income or stockholders’ equity.

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
Investment Securities
The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. During the year ended December 31, 2015, the Company transferred all of its investment securities classified as held to maturity to available for sale. See Note (3) Investment Securities for additional information.
Investment securities held to maturity were recorded at amortized cost. Securities available for sale are carried at fair value. Interest income includes amortization of purchase premiums or accretion of purchase discounts using the interest method. Unrealized gains and losses on securities available for sale are generally excluded from earnings and are reported in other comprehensive income (loss), net of related income taxes. Realized gains and losses on sale of investment securities are computed on the specific identification method. Transfers of securities between the available for sale and held to maturity categories are accounted for at fair value.
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
Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value by loan type. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are recorded as a valuation allowance and included in income.
Loans Receivable and Loan Commitments
Loans receivable include loans originated by the Bank as well as loans acquired in business combinations. Loans acquired in a business combination are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.
Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as purchased credit impaired ("PCI") loans. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the loan or pool is reasonably estimable.

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
Covered Loans:
Purchased loans subject to FDIC shared-loss agreements were historically identified as “covered” on the Consolidated Financial Statements. The FDIC shared-loss agreements were terminated during the year ended December 31, 2015 and as such the covered designation was removed. For further information see Note (6) FDIC Indemnification Asset. The covered loans included the majority of loans from the Company's acquisition of Cowlitz Bank and certain loans from the Washington Banking Merger, which included loans from Washington Banking's acquisitions of City Bank and North County Bank. The same accounting principles that apply to loans receivable applied to covered loans receivable, with the added benefit of shared-loss agreements.
Nonaccrual Loans:
Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued but not collected on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans are generally accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also considered impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans.
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

Impaired Loans:
A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient the loan’s observable market price or the fair value of the collateral (less cost to sell) if the loan is collateral dependent. Income recognition on impaired loans conforms to that used on nonaccrual loans.
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
The Company has implemented more stringent definitions of concessions and impairment measures for PCI loans which are not in pools as these loans have known credit deteriorations and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30. Modifications of PCI loans which are not in pools are considered TDRs if they result in a decrease in expected cash flows when compared to the pre-modification expected ash flows, without any other changes to the agreement to consider.
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before the restructuring and is expected to continue to perform after the restructuring. Generally, this type of restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific valuation allowance, if any, is calculated in the manner previously described.
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
Unfunded Loan Commitments:
Unfunded loan commitments are generally related to the unused portion of the total commitment of a loan or providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note (15) Commitments and Contingencies and Note (19) Fair Value in the Notes to Consolidated Financial Statements.

Loan Fees and Costs
Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method or the straight-line method, when the straight-line method approximates the effective interest method. In the event loans are sold, the unamortized net deferred loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.
Allowance for Loan Losses
Allowance for Loan Losses:
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance for loan losses on loans designated as non-PCI loans is similar to the methodology described below except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology. The allowance for loan losses on PCI loans is described in the “Allowance for Loan Losses on Purchased Credit Impaired Loans” section below.
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
Loans which management determines are impaired are individually evaluated for impairment, and specific valuation allowances are recorded, if any, on these loans based on the methodology previously described. Loans that are determined not to meet management's definition of impaired are collectively evaluated for impairment based on (i) historical loss factors determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (ii) environmental loss factors that reflect the impact of current conditions, as determined in accordance with FASB ASC 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factors and environmental loss factors are combined and multiplied against the outstanding principal balances of loans in pools of similar loans with similar characteristics.
The Company evaluates specific loans for credit quality indicators and performs regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing but has an assigned risk grade other than pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the special assets department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the special assets department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and economic conditions affecting the borrower’s industry, among other things.
Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recoveries experienced to the total loans in the pool for a rolling twelve quarter average.

Environmental loss factors are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels of and trends in delinquencies and impaired loans; (ii) levels of and trends in charge-offs and recoveries; (iii) trends in volume and terms of loans (iv) effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; (v) experience, ability, and depth of lending management and other relevant staff; (vi) national and local economic trends and conditions; (vii) other external factors such as competition, legal, and regulatory; (viii) effects of changes in credit concentrations, and (ix) other factors. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to be on a scale of risk. The results are then utilized in a matrix to determine an appropriate environmental loss factor for each class of loan. An additional environmental factor is added after the calculated matrix factor if the specific loan is risk graded worse than a rating of "watch".
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
Allowance for Loan Losses on Purchased Credit Impaired Loans:
The PCI loans acquired in the Company's mergers and acquisitions are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on PCI loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows initially estimated, occurs subsequent to the acquisition date, a provision for loan losses will be charged to earnings as of the measurement date. Prior to the termination of the FDIC shared-loss agreements, a provision for loan losses on PCI loans was charged to earnings for the full amount without regard to the FDIC shared-loss agreements, and the portion of the loss reimbursable from the FDIC was recorded in noninterest income and increased the FDIC indemnification asset.
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $170,000 as of both December 31, 2015 and 2014. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.
Mortgage Banking Operations
Prior to the second quarter of 2013 and since the second quarter 2014, the Company sells one-to-four family residential loans on a servicing released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the loans sold differ from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2015 and 2014.

FDIC Indemnification Asset
The FDIC indemnification asset represented the present value of the estimated losses on loans to be reimbursed by the FDIC. The termination of the FDIC shared-loss agreements during the year ended December 31, 2015 eliminated this asset. See Note (6) FDIC Indemnification Asset for further information on the termination agreement.
The FDIC indemnification asset was measured at estimated fair value at acquisition dates on the same basis as the loans. The present value was calculated using the shorter of the shared-loss agreement terms or the life of the loan. Under the terms of the FDIC shared-loss agreements, the FDIC absorbed 80% of losses and received 80% of loss recoveries for the loans during the terms of the agreements. Certain shared-loss agreements had loss minimums or tranches which reduced the shared-loss percentages during the coverage period. The FDIC indemnification asset was reduced as losses were recognized on loans and shared-loss payments were received from the FDIC. Since the FDIC indemnification asset was initially recorded at estimated fair value using a discount rate, a portion of the discount was accreted into noninterest income during each reporting period.
The FDIC indemnification asset was evaluated quarterly. Realized losses in excess of prior estimates immediately increased the FDIC indemnification asset by a credit to noninterest income. Conversely, if realized losses were less than prior estimates, the FDIC indemnification asset was reduced by a charge to noninterest income on a prospective basis, and any change in value was limited to the contractual terms of the shared-loss agreements.
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
Bank Owned Life Insurance
The Company has bank owned life insurance (“BOLI”), of which $32.5 million was acquired in the Washington Banking Merger at May 1, 2014. These policies insure the lives of certain current or former Bank officers or former Whidbey officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in acquisitions. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU" or "Update") 2011-08 Intangibles – Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the two-step process. The entity can resume performing the qualitative assessment in any subsequent period.
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
Income Taxes
The Company and the Bank file a United States consolidated federal income tax return and an Oregon State income tax return. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.
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
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note (20) Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards for the years ended December 31, 2015, 2014 or 2013, other than the options granted in 2014 as part of the Washington Banking Merger. The fair value of stock options granted would be estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis.
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
Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per common share. Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Dividends and undistributed earnings allocated to participating securities are excluded from net income allocated to common shareholders and participating securities are excluded from weighted average common shares outstanding. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
Derivative Financial Instruments
The Company utilizes interest rate swaps to facilitate the needs of its customers. The Company enters into interest rate swaps that are not designated as hedging instruments. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.
The fair value of derivative positions outstanding is included in prepaid expenses and other assets and accrued expenses and other liabilities in the Company's Consolidated Statements of Financial Condition, and the net change in each of these financial statement line items is included in the Consolidated Statements of Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other income and other expense in the Company's Consolidated Statements of Income.
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
FASB ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting, was issued in November 2014. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU did not have a material impact on the Company’s Consolidated Financial Statements.
FASB ASU 2015-16, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Consolidated Financial Statements as of December 31, 2015.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminated the requirement to disclose the method(s) and significant assumptions used to estimate fair value ; and 4) require separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that this Update will have on its Consolidated Financial Statements.
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the lessees' recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP, and the classification of all cash payments within operating activities in the statement of cash flows. There continues to be differentiation between finance leases and operating leases. In transition, lessees and lessors are required to recognize and measure leases a the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that this Update will have on its Consolidated Financial Statements.

(2)	Business Combinations
There were no acquisitions or mergers completed during the year ended December 31, 2015. During the year ended December 31, 2014, the Company completed the merger of Washington Banking Company, referred to as the "Washington Banking Merger". During the year ended December 31, 2013, the Company completed the acquisitions of Northwest Commercial Bank and Valley Community Bancshares Inc., jointly referred to as the "NCB and Valley Acquisitions." During the year ended December 31, 2013, the Company also completed the merger of its wholly-owned bank subsidiary Central Valley Bank with and into Heritage Bank. The merger of Central Valley Bank with and into Heritage Bank was a common control merger which had no accounting impact on the consolidated Company.
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
The total consideration transferred in the Washington Banking Merger consisted of the following:

Washington Banking
(In thousands)
Consideration transferred
Cash paid (1)	$42,895
Fair value of common shares issued (2)	224,151
Fair value of restricted stock unit awards (3)	2,092
Fair value of common stock options	481
Total consideration transferred	$269,619

(1)	Includes $3,000 of cash paid due to fractional shares and $27,000 of cash paid to dissenters.

(2)	Total of 13,870,716 shares issued. Excludes 1,686 shares held by dissenting shareholders and paid in cash and 165 fractional shares paid in cash.

(3)	Total number of converted shares was 129,462. Fair value includes 26,783 shares which were forfeited by the Washington Banking shareholders to pay applicable taxes, totaling fair value of $433,000.
The Washington Banking Merger resulted in $89.7 million of goodwill. This goodwill is not deductible for tax purposes. The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
The Company did not incur any merger-related costs during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, the Company incurred Washington Banking Merger-related costs (including system conversion costs) of approximately $9.1 million and $890,000, respectively.
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
During the year ended December 31, 2015, the Company did not incur any Valley Acquisition-related costs. During the years ended December 31, 2014 and 2013, the Company incurred Valley Acquisition-related costs (including system conversion costs) of approximately $443,000 and $2.1 million, respectively.
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
During the years ended December 31, 2015 and 2014, the Company did not incur any NCB Acquisition-related costs. During the year ended December 31, 2013, the Company incurred NCB Acquisition-related costs (including system conversion costs) of approximately $794,000.
Business Combination Accounting
The above mentioned merger and acquisitions constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the merger and acquisitions. Accordingly, the preliminary estimates of fair values of the acquired banks' assets, including the identifiable intangible assets, and the assumed liabilities in the merger and acquisitions were measured and recorded as of the respective effective dates.

The fair value estimates of the assets acquired and liabilities assumed in the Washington Banking Merger were as follows:

Washington Banking
(In thousands)
Assets
Cash and cash equivalents	$74,947
Investment securities available for sale	458,312
Loans held for sale	3,923
Loans receivable	895,978
Loans receivable, covered at merger date	107,050
FDIC indemnification asset	7,174
Other real estate owned ($5,122 covered by FDIC shared-loss agreements at May 1, 2014 merger date)	7,121
Premises and equipment	31,776
Federal Home Loan Bank stock	7,064
Bank owned life insurance	32,519
Accrued Interest Receivable	4,943
Other intangible assets	11,194
Prepaid expenses and other assets	14,852
Total assets acquired	1,656,853
Liabilities
Deposits	1,433,894
Junior subordinated debentures	18,937
Accrued expenses and other liabilities	24,067
Total liabilities assumed	1,476,898
Net assets acquired	$179,955
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

The operating results of the Company for the years ended December 31, 2015, 2014 and 2013 include the operating results produced by the net assets acquired in the merger and acquisitions since the respective effective dates. Disclosure of the amount of revenue and net income (excluding acquisition-related costs) of Washington Banking, Valley and NCB since the effective dates included in the Company's Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for the merger and acquisitions.
The Company considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard for the NCB and Valley Acquisitions as they were not material to the Company. The Company believes that the historical NCB and Valley operating results are not considered of enough significance to be meaningful to the Company’s results of operations.
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

	Pro Forma for the Years Ended December 31,
	2014	2013
	(In thousands, except per share amounts)
Net interest income	$144,470	$147,267
Net income	$35,758	$30,718
Basic earnings per common share	$1.19	$1.04
Diluted earnings per common share	$1.18	$1.04

(3)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired.

During the quarter ended December 31, 2015, the Company transferred all of its investment securities classified as held to maturity to available for sale. Based on the changes in the current rate environment, management made this change in an effort to manage more effectively the investment portfolio, including subsequently selling securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $29.4 million and the pre-tax net unrealized gain related to these securities totaled $952,000 on the date of the transfer. As a result of the transfer and subsequent sales, the Company believes its held to maturity classification process has been compromised and careful evaluation and analysis will be required going forward in determining when circumstances are suitable for management to assert with a great degree of credibility that it has the intent and ability to hold investments to maturity.

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$35,618	$145	$(186)	$35,577
Municipal securities	216,352	4,826	(185)	220,993
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	546,654	2,092	(2,614)	546,132
Corporate obligations	9,252	—	(139)	9,113
Mutual funds and other equities	45	9	—	54
Total	$807,921	$7,072	$(3,124)	$811,869

December 31, 2014
U.S. Treasury and U.S. Government-sponsored agencies	$21,414	$44	$(31)	$21,427
Municipal securities	170,082	3,139	(184)	173,037
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	539,859	4,015	(1,475)	542,399
Corporate obligations	4,034	—	(24)	4,010
Mutual funds and other equities	1,956	17	—	1,973
Total	$737,345	$7,215	$(1,714)	$742,846
Due to the transfer of the held to maturity investments discussed above, there were no amortized costs, gross unrecognized gains, gross unrecognized losses or fair values of investment securities held to maturity at December 31, 2015. These balances at December 31, 2014 were as follows:

	Securities Held to Maturity
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	$167	$—	$1,758
Municipal securities	22,486	643	(11)	23,118
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	10,866	364	(74)	11,156
Private residential collateralized mortgage obligations	871	75	(104)	842
Total	$35,814	$1,249	$(189)	$36,874
There were no securities classified as trading at December 31, 2015 or December 31, 2014.

The amortized cost and fair value of securities at December 31, 2015, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$7,905	$7,952
Due after one year through three years	43,713	43,969
Due after three years through five years	59,295	59,911
Due after five years through ten years	213,007	214,058
Due after ten years	483,956	485,925
Investment securities with no stated maturities	45	54
Total	$807,921	$811,869
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of December 31, 2015 and December 31, 2014:

	Securities Available for Sale
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$30,381	$(186)	$—	$—	$30,381	$(186)
Municipal securities	21,929	(174)	2,068	(11)	23,997	(185)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	268,159	(2,141)	43,938	(473)	312,097	(2,614)
Corporate obligations	8,134	(110)	979	(29)	9,113	(139)
Total	$328,603	$(2,611)	$46,985	$(513)	$375,588	$(3,124)

December 31, 2014
U.S. Treasury and U.S. Government-sponsored agencies	$3,567	$(31)	$—	$—	$3,567	$(31)
Municipal securities	25,176	(184)	—	—	25,176	(184)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	182,970	(1,475)	—	—	182,970	(1,475)
Corporate obligations	2,119	(24)	—	—	2,119	(24)
Total	$213,832	$(1,714)	$—	$—	$213,832	$(1,714)

The Company has evaluated these investment securities available for sale and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
During the year ended December 31, 2015, the Company sold its entire portfolio of private residential collateralized mortgage obligations with a carrying value of $1.1 million, all of which were formerly classified as held-to-maturity. Since acquisition these securities had been downgraded below the Company's acceptable investment grades. As of result of these downgrades and the effects of Basel III on the risk-weighting of sub-investment grade securities, the Company's intent to hold these securities changed and management elected to divest of its interest in the downgraded securities. The Company recorded a realized pre-tax loss of $125,000 on this sale.

The following table shows the gross unrealized losses and fair value of the Company's investment securities held to maturity, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of as of December 31, 2014:

	Securities Held to Maturity
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
	(In thousands)
December 31, 2014
Municipal securities	$2,196	$(11)	$—	$—	$2,196	$(11)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	2,553	(74)	—	—	2,553	(74)
Private residential collateralized mortgage obligations	558	(104)	—	—	558	(104)
Total	$5,307	$(189)	$—	$—	$5,307	$(189)
Prior to the sale of the held to maturity securities noted above, to analyze the unrealized losses, the Company estimated expected future cash flows of the private residential collateralized mortgage obligations by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The average prepayment rate and average discount rate used in the valuation of the present value as of December 31, 2014 were 6.0% and 9.4%, respectively.
For the year ended December 31, 2015, there were no securities determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for other-than-temporary impairment for the year ended December 31, 2015 in earnings or other comprehensive income. In comparison, for the year ended December 31, 2014, there were four private residential collateralized mortgage obligations determined to be other-than-temporarily impaired. All unrealized losses for other-than-temporary impairment for the year ended December 31, 2014 were deemed to be credit related, and the Company recorded the impairment in earnings.

The following table summarizes activity for the years ended December 31, 2014 and 2013 related to the amount of other-than-temporary impairments on held to maturity securities. There were no initial or subsequent impairments recorded during the year ended December 31, 2015.

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
(1) Life-to-date gross other-than-temporary impairments disclosed in this table are not reflective of subsequent recoveries, if any. As of December 31, 2015, the Company had no securities with other-than-temporary impairments because all such securities were sold prior to December 31, 2015.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale and previously classified as held to maturity securities that are pledged as collateral for the following obligations at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$212,325	$215,284	$150,507	$153,785
Federal Reserve Bank of San Francisco and FHLB to secure borrowing arrangements	506	506	4,430	4,460
Repurchase agreements	28,500	28,503	43,676	44,457
Other securities pledged	2,125	2,160	14,828	14,922
Total	$243,456	$246,453	$213,441	$217,624

At December 31, 2015 and December 31, 2014, the total carrying value of pledged securities was $246.5 million and $216.7 million, respectively.

(4)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs because they are insignificant.
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
(a) Loan Origination/Risk Management
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
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
Loans receivable at December 31, 2015 and December 31, 2014 consisted of the following portfolio segments and classes:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$596,726	$570,453
Owner-occupied commercial real estate	629,207	594,986
Non-owner occupied commercial real estate	697,388	643,636
Total commercial business	1,923,321	1,809,075
One-to-four family residential	72,548	69,530
Real estate construction and land development:
One-to-four family residential	51,752	49,195
Five or more family residential and commercial properties	55,325	64,920
Total real estate construction and land development	107,077	114,115
Consumer	298,167	259,294
Gross loans receivable	2,401,113	2,252,014
Net deferred loan costs (fees)	929	(937)
Loans receivable, net	2,402,042	2,251,077
Allowance for loan losses	(29,746)	(27,729)
Total loans receivable, net	$2,372,296	$2,223,348
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger allowed the expansion of the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2015) non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of December 31, 2015 and 2014, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

Numerical loan grades for loans are established at the origination of the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. The Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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

The following tables present the balance of the loans receivable by credit quality indicator as of December 31, 2015 and December 31, 2014.

	December 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$563,002	$8,093	$25,333	$298	$596,726
Owner-occupied commercial real estate	600,514	11,662	16,773	258	629,207
Non-owner occupied commercial real estate	643,674	23,447	30,267	—	697,388
Total commercial business	1,807,190	43,202	72,373	556	1,923,321
One-to-four family residential	71,457	—	1,091	—	72,548
Real estate construction and land development:
One-to-four family residential	44,069	896	6,787	—	51,752
Five or more family residential and commercial properties	50,678	—	4,647	—	55,325
Total real estate construction and land development	94,747	896	11,434	—	107,077
Consumer	291,892	—	6,275	—	298,167
Gross loans receivable	$2,265,286	$44,098	$91,173	$556	$2,401,113

	December 31, 2014
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$520,780	$14,618	$32,491	$2,564	$570,453
Owner-occupied commercial real estate	536,591	27,903	30,145	347	594,986
Non-owner occupied commercial real estate	593,918	17,683	32,035	—	643,636
Total commercial business	1,651,289	60,204	94,671	2,911	1,809,075
One-to-four family residential	66,599	740	2,191	—	69,530
Real estate construction and land development:
One-to-four family residential	36,534	3,977	8,684	—	49,195
Five or more family residential and commercial properties	58,783	—	6,137	—	64,920
Total real estate construction and land development	95,317	3,977	14,821	—	114,115
Consumer	249,866	—	9,428	—	259,294
Gross loans receivable	$2,063,071	$64,921	$121,111	$2,911	$2,252,014

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Potential problem loans as of December 31, 2015 and December 31, 2014 were $110.4 million and $162.9 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $1.2 million and $2.0 million as of December 31, 2015 and December 31, 2014, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$5,095	$5,784
Owner-occupied commercial real estate	2,027	2,295
Non-owner occupied commercial real estate	—	517
Total commercial business	7,122	8,596
One-to-four family residential	38	—
Real estate construction and land development:
One-to-four family residential	2,414	2,831
Total real estate construction and land development	2,414	2,831
Consumer	94	145
Nonaccrual loans	$9,668	$11,572
The Company had $1.1 million and $1.6 million of nonaccrual loans guaranteed by governmental agencies at December 31, 2015 and December 31, 2014, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,900	$2,679	$5,579	$591,147	$596,726
Owner-occupied commercial real estate	2,753	2,609	5,362	623,845	629,207
Non-owner occupied commercial real estate	1,664	184	1,848	695,540	697,388
Total commercial business	7,317	5,472	12,789	1,910,532	1,923,321
One-to-four family residential	490	—	490	72,058	72,548
Real estate construction and land development:
One-to-four family residential	—	2,392	2,392	49,360	51,752
Five or more family residential and commercial properties	118	42	160	55,165	55,325
Total real estate construction and land development	118	2,434	2,552	104,525	107,077
Consumer	3,029	202	3,231	294,936	298,167
Gross loans receivable	$10,954	$8,108	$19,062	$2,382,051	$2,401,113

	December 31, 2014
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$4,765	$3,125	$7,890	$562,563	$570,453
Owner-occupied commercial real estate	1,683	2,780	4,463	590,523	594,986
Non-owner occupied commercial real estate	1,826	531	2,357	641,279	643,636
Total commercial business	8,274	6,436	14,710	1,794,365	1,809,075
One-to-four family residential	312	—	312	69,218	69,530
Real estate construction and land development:
One-to-four family residential	240	2,225	2,465	46,730	49,195
Five or more family residential and commercial properties	—	596	596	64,324	64,920
Total real estate construction and land development	240	2,821	3,061	111,054	114,115
Consumer	2,676	852	3,528	255,766	259,294
Gross loans receivable	$11,502	$10,109	$21,611	$2,230,403	$2,252,014

There were no loans 90 days or more past due that were still accruing as of December 31, 2015 or 2014, excluding PCI loans.

(f) Impaired loans

Impaired loans includes nonaccrual loans and performing TDR loans. The balances of impaired loans as of December 31, 2015 and December 31, 2014 are set forth in the following tables.

	December 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$872	$8,769	$9,641	$11,368	$1,173
Owner-occupied commercial real estate	—	4,295	4,295	4,342	809
Non-owner occupied commercial real estate	3,696	6,834	10,530	10,539	943
Total commercial business	4,568	19,898	24,466	26,249	2,925
One-to-four family residential	—	275	275	276	85
Real estate construction and land development:
One-to-four family residential	1,403	2,065	3,468	4,089	66
Five or more family residential and commercial properties	—	1,960	1,960	1,960	203
Total real estate construction and land development	1,403	4,025	5,428	6,049	269
Consumer	48	145	193	200	29
Total	$6,019	$24,343	$30,362	$32,774	$3,308

	December 31, 2014
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$3,374	$8,000	$11,374	$13,045	$1,334
Owner-occupied commercial real estate	360	3,553	3,913	3,937	979
Non-owner occupied commercial real estate	2,459	5,270	7,729	7,719	531
Total commercial business	6,193	16,823	23,016	24,701	2,844
One-to-four family residential	—	245	245	245	75
Real estate construction and land development:
One-to-four family residential	2,307	2,396	4,703	5,146	447
Five or more family residential and commercial properties	—	2,056	2,056	2,056	234
Total real estate construction and land development	2,307	4,452	6,759	7,202	681
Consumer	33	178	211	216	58
Total	$8,533	$21,698	$30,231	$32,364	$3,658

The Company had governmental guarantees of $1.5 million and $2.4 million related to the impaired loan balances at December 31, 2015 and December 31, 2014, respectively.
The average recorded investment of impaired loans for the years ended December 31, 2015, 2014 and 2013 are set forth in the following table.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Commercial business:
Commercial and industrial	$9,781	$14,367	$14,112
Owner-occupied commercial real estate	4,346	3,582	2,638
Non-owner occupied commercial real estate	9,257	7,915	7,897
Total commercial business	23,384	25,864	24,647
One-to-four family residential	257	604	1,339
Real estate construction and land development:
One-to-four family residential	3,841	5,452	4,237
Five or more family residential and commercial properties	2,008	2,154	2,839
Total real estate construction and land development	5,849	7,606	7,076
Consumer	171	786	274
Total	$29,661	$34,860	$33,336
For the years ended December 31, 2015, 2014 and 2013 no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2015, 2014 and 2013, the Bank recorded $780,000, $1.2 million and $1.1 million, respectively, of interest income related to performing TDR loans.

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
The Company has implemented more stringent definitions of concessions and impairment measures for PCI loans which are not in pools as these loans have known credit deteriorations and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30. At December 31, 2014, the Company reported $10.4 million of PCI loans as TDR loans. After further review of the Bank's modified definitions, these loans were no longer considered to have concessions and they were removed from TDR status during the year ended December 31, 2015. The balances as reported in the Annual Report on Form 10-K for the year ended December 31, 2014 has been updated in this filing to exclude these balances for comparative purposes.
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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015		December 31, 2014
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$20,695	$6,301	$18,659	$7,256
Allowance for loan losses on TDR loans	2,069	679	1,908	1,035

The unfunded commitment to borrowers related to TDRs was $551,000 and $1.8 million at December 31, 2015 and December 31, 2014, respectively.

Loans that were modified as TDRs during the years ended December 31, 2015, 2014 and 2013 are set forth in the following table:

	Years Ended December 31,
	2015		2014		2013
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	25	$6,312	33	$8,166	36	$10,362
Owner-occupied commercial real estate	4	1,311	3	1,063	5	537
Non-owner occupied commercial real estate	4	7,496	3	6,548	2	192
Total commercial business	33	15,119	39	15,777	43	11,091
One-to-four family residential	—	—	—	—	1	252
Real estate construction and land development:
One-to-four family residential	4	2,291	10	3,553	24	3,639
Five or more family residential and commercial properties	—	—	—	—	1	2,404
Total real estate construction and land development	4	2,291	10	3,553	25	6,043
Consumer	1	37	2	101	3	141
Total modified loans	38	$17,447	51	$19,431	72	$17,527

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-off or charged-off during the years ended December 31, 2015, 2014 and 2013.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the year ended December 31, 2015. During the year ended December 31, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000 and the outstanding principal balance at December 31, 2014 was $188,000. During the year ended December 31, 2013, the Company's initial advance at the time of modification on these construction loans totaled $1.1 million and the total commitment amount was $4.3 million and the outstanding principal balance at December 31, 2013 was $3.4 million.

Of the 38 loans modified during the year ended December 31, 2015, 18 loans with a total outstanding principal balance of $7.0 million had no prior modifications. The remaining loans included in the table above for the year ended December 31, 2015 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at December 31, 2015 for loans that were modified as TDRs during the year ended December 31, 2015 was $1.7 million.
Of the 51 loans modified during the year ended December 31, 2014, 17 loans with a total outstanding principal balance of $4.7 million had no prior modifications. Of the 72 loans modified during the year ended December 31, 2013, 17 loans with a total outstanding principal balance of $5.5 million were previously reported as TDRs as of December 31, 2012. Similar to the year ended December 31, 2015 discussion above, the majority of the modifications in prior periods was the result of the Bank granting shorter extension periods to continually monitor the troubled credits, which resulted in TDR classification. The related specific valuation allowance for loans that were modified as TDRs during the years ended December 31, 2014 and 2013 was $1.8 million and $2.8 million, respectively.
A significant portion of the loans modified during the year ended December 31, 2013 (24 loans totaling $3.4 million at December 31, 2013) relate to a speculative construction home builder. As the builder completes and sells the units, the Bank will advance funds for the construction of another unit. The builder's loans for each separate unit were considered TDR loans. The Bank closely monitors the activity of this borrower for potential losses.
The loans modified during the previous twelve months ended December 31, 2015, 2014 and 2013 that subsequently defaulted during the years ended December 31, 2015, 2014 and 2013 are included in the following table:

	Years Ended December 31,
	2015		2014		2013
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$1,755	—	$—	3	$918
Non-owner occupied commercial real estate	—	—	1	75	—	—
Total commercial business	2	1755	1	75	3	918
Total	2	$1,755	1	$75	3	$918
There was one commercial and industrial loan totaling $1.7 million at December 31, 2015 that was modified during the previous twelve months and subsequently defaulted because the borrower did not make specific curtailment, or additional, payments on the loan during the year. The borrower was 30-89 days past due as of December 31, 2015. The other loan included in the above table that defaulted during the year ended December 31, 2015 and the one loan that defaulted during the year ended December 31, 2014 both defaulted because they were past their modified maturity dates, and the borrowers have not repaid the credits. The Bank does not intend to extend the maturities. The three loans that defaulted during the year ended December 31, 2013 defaulted as the loans were greater than 90 days past due at December 31, 2013. The Bank had a specific valuation allowance at December 31, 2015, 2014 and 2013 related to the credits which defaulted during the related year ends of $191,000, $4,000 and $63,000, respectively.

(h) Purchased Credit Impaired Loans
The Company acquired loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30, in the Washington Banking Merger on May 1, 2014 and in previously completed acquisitions, including the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively, and the acquisitions of NCB on January 9, 2013 and Valley on July 15, 2013.

The following table reflects the outstanding principal balance and recorded investment at December 31, 2015 and December 31, 2014 of the PCI loans:

	December 31, 2015		December 31, 2014
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$20,110	$16,986	$31,779	$25,174
Owner-occupied commercial real estate	25,237	22,826	41,236	36,874
Non-owner occupied commercial real estate	30,178	27,261	33,291	31,442
Total commercial business	75,525	67,073	106,306	93,490
One-to-four family residential	5,707	5,392	6,106	5,713
Real estate construction and land development:
One-to-four family residential	6,904	4,121	8,559	5,531
Five or more family residential and commercial properties	3,071	3,207	4,861	4,765
Total real estate construction and land development	9,975	7,328	13,420	10,296
Consumer	6,720	7,126	8,928	9,772
Gross PCI loans	$97,927	$86,919	$134,760	$119,271
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of the year	$21,092	$17,249	$21,638
Accretion	(6,993)	(8,054)	(8,612)
Disposal and other	(3,111)	(4,981)	(5,220)
Change in accretable yield (1)	6,604	16,878	9,443
Balance at the end of the year	$17,592	$21,092	$17,249

(1)	Includes accretable yield of PCI loans at acquisition dates.

The following table summarizes the contractual cash flows, expected cash flows, non-accretable yield and accretable yield of the PCI loans on the May 1, 2014 merger date for the Washington Banking Merger. As there were no business combinations during the year ended December 31, 2015, there are no values to disclose.

Washington Banking
(In thousands)
Contractual cash flow	$147,223
Expected cash flow	111,286
Non-accretable yield	$35,937

Expected cash flow	$111,286
Fair value	97,580
Accretable yield	$13,706

(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).
Activity in related party loans for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

Years Ended or As of December 31,
(in thousands)
Balance outstanding at December 31, 2012	$11,442
Principal additions	—
Elimination of outstanding loan balance due to change in related party status	(3,045)
Principal reductions	(923)
Balance outstanding at December 31, 2013	7,474
Principal additions	23
Addition of outstanding loan balance due to change in related party status	1,858
Principal reductions	(191)
Balance outstanding at December 31, 2014	9,164
Principal additions	12,189
Principal reductions	(578)
Balance outstanding at December 31, 2015	$20,775
The Company had $603,000 and $543,000 of unfunded commitments to related parties as of December 31, 2015 and 2014, respectively. The Company did not have any borrowings from related parties at December 31, 2015 or 2014.

(j) Mortgage Banking Activities and SBA Loan Sales
The Bank originates certain one-to-four family residential loans to be sold on the secondary market. These loans are presented as loans held for sale. The Bank ceased these mortgage banking activities in the second quarter of 2013, and resumed activities again in the second quarter of 2014 in connection with the Washington Banking Merger. The Bank does not retain servicing on loans sold in the secondary market. Details of certain mortgage banking activities are as follows:

	Years Ended or As of December 31,
	2015	2014
	(In thousands)
Loans held for sale at lower of cost or market	$7,682	$5,582
One-to-four family residential loans sold during the year	132,149	55,997
Commitments to sell mortgage loans	16,741	10,625
Commitments to fund mortgage loans (at interest rates approximating market rates):
Fixed rate	$11,884	$8,467
Variable or adjustable rate	4,857	2,158
The fair value of freestanding derivatives related to the commitments to fund mortgage loans and sell at locked interest rates were not significant at December 31, 2015 or 2014.

The Company may chose to sell the conditionally guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans") and retain a participating interest in the unguaranteed portion of the loans and the servicing of the loans. The retained unguaranteed portions of these loans are carried at cost net of discounts related to accounting for the sold and retained portions of the loans using the allocation of their carrying amounts based on their relative fair values. SBA loans are sold with servicing retained. Details of certain SBA loans serviced are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
SBA loans serviced for others with participating interest (1)	$43,771	$31,009
SBA loans serviced for others with no participating interest	—	—

(1)
Represents the gross balances of the loans at year end. The participations owned by the Bank totaled $10.1 million and $7.4 million, respectively, at December 31, 2015 and 2014 and are included in the balances of total loans receivable, net on the Company's Consolidated Statements of Financial Condition.

There was $392,000, $260,000 and $106,000 of servicing fee income and fees from SBA loans serviced for others for the years ended December 31, 2015, 2014 and 2013, respectively. Servicing fee income is reported in other income on the Company's Consolidated Statements of Income.

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The methodology for calculating the allowance for loan losses is completed on loans originated by the Bank and on loans purchased in mergers and acquisitions. The FDIC shared-loss agreements terminated on August 4, 2015. Prior to their termination, when a credit deterioration occurred subsequent to the acquisition on loan that was covered by the FDIC shared-loss agreements, a provision for loan losses was charged to earnings for the full amount of the impairment, without regard to the coverage of the FDIC shared-loss agreements.
A summary of the changes in the allowance for loan losses during the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of the year	$27,729	$28,824	$28,594
Charge-offs	(3,482)	(6,597)	(4,371)
Recoveries of loans previously charged-off	1,127	908	929
Provision for loan losses	4,372	4,594	3,672
Balance at the end of the year	$29,746	$27,729	$28,824

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2015:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,488)	$476	$431	$9,972
Owner-occupied commercial real estate	4,095	—	—	473	4,568
Non-owner occupied commercial real estate	5,538	(188)	—	2,174	7,524
Total commercial business	20,186	(1,676)	476	3,078	22,064
One-to-four family residential	1,200	—	13	(56)	1,157
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(722)	1,058
Five or more family residential and commercial properties	972	—	—	(159)	813
Total real estate construction and land development	2,758	(106)	100	(881)	1,871
Consumer	2,769	(1,700)	538	2,702	4,309
Unallocated	816	—	—	(471)	345
Total	$27,729	$(3,482)	$1,127	$4,372	$29,746

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2015.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,173	$6,276	$2,523	$9,972
Owner-occupied commercial real estate	809	1,860	1,899	4,568
Non-owner occupied commercial real estate	943	4,138	2,443	7,524
Total commercial business	2,925	12,274	6,865	22,064
One-to-four family residential	85	546	526	1,157
Real estate construction and land development:
One-to-four family residential	66	481	511	1,058
Five or more family residential and commercial properties	203	519	91	813
Total real estate construction and land development	269	1,000	602	1,871
Consumer	29	3,189	1,091	4,309
Unallocated	—	345	—	345
Total	$3,308	$17,354	$9,084	$29,746
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2015:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,641	$570,099	$16,986	$596,726
Owner-occupied commercial real estate	4,295	602,086	22,826	629,207
Non-owner occupied commercial real estate	10,530	659,597	27,261	697,388
Total commercial business	24,466	1,831,782	67,073	1,923,321
One-to-four family residential	275	66,881	5,392	72,548
Real estate construction and land development:
One-to-four family residential	3,468	44,163	4,121	51,752
Five or more family residential and commercial properties	1,960	50,158	3,207	55,325
Total real estate construction and land development	5,428	94,321	7,328	107,077
Consumer	193	290,848	7,126	298,167
Total	$30,362	$2,283,832	$86,919	$2,401,113

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2014.

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2014
Commercial business:
Commercial and industrial	$13,478	$(4,504)	$716	$863	$10,553
Owner-occupied commercial real estate	4,049	(337)	—	383	4,095
Non-owner occupied commercial real estate	5,326	(411)	—	623	5,538
Total commercial business	22,853	(5,252)	716	1,869	20,186
One-to-four family residential	1,100	(31)	7	124	1,200
Real estate construction and land development:
One-to-four family residential	1,720	(345)	43	368	1,786
Five or more family residential and commercial properties	953	—	—	19	972
Total real estate construction and land development	2,673	(345)	43	387	2,758
Consumer	1,597	(969)	142	1,999	2,769
Unallocated	601	—	—	215	816
Total	$28,824	$(6,597)	$908	$4,594	$27,729

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2014.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,334	$6,557	$2,662	$10,553
Owner-occupied commercial real estate	979	1,643	1,473	4,095
Non-owner occupied commercial real estate	531	2,547	2,460	5,538
Total commercial business	2,844	10,747	6,595	20,186
One-to-four family residential	75	538	587	1,200
Real estate construction and land development:
One-to-four family residential	447	322	1,017	1,786
Five or more family residential and commercial properties	234	650	88	972
Total real estate construction and land development	681	972	1,105	2,758
Consumer	58	1,943	768	2,769
Unallocated	—	816	—	816
Total	$3,658	$15,016	$9,055	$27,729
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2014:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,374	$533,905	$25,174	$570,453
Owner-occupied commercial real estate	3,913	554,199	36,874	594,986
Non-owner occupied commercial real estate	7,729	604,465	31,442	643,636
Total commercial business	23,016	1,692,569	93,490	1,809,075
One-to-four family residential	245	63,572	5,713	69,530
Real estate construction and land development:
One-to-four family residential	4,703	38,961	5,531	49,195
Five or more family residential and commercial properties	2,056	58,099	4,765	64,920
Total real estate construction and land development	6,759	97,060	10,296	114,115
Consumer	211	249,311	9,772	259,294
Total	$30,231	$2,102,512	$119,271	$2,252,014

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2013.

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2013
Commercial business:
Commercial and industrial	$9,912	$(2,826)	$248	$6,144	$13,478
Owner-occupied commercial real estate	4,021	(247)	560	(285)	4,049
Non-owner occupied commercial real estate	5,369	—	—	(43)	5,326
Total commercial business	19,302	(3,073)	808	5,816	22,853
One-to-four family residential	1,221	(52)	—	(69)	1,100
Real estate construction and land development:
One-to-four family residential	3,131	(423)	—	(988)	1,720
Five or more family residential and commercial properties	2,309	(142)	32	(1,246)	953
Total real estate construction and land development	5,440	(565)	32	(2,234)	2,673
Consumer	1,761	(681)	89	428	1,597
Unallocated	870	—	—	(269)	601
Total	$28,594	$(4,371)	$929	$3,672	$28,824

(6)	FDIC Indemnification Asset
Changes in the FDIC indemnification asset during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of the year	$1,116	$4,382	$7,100
Additions as a result of the Washington Banking Merger	—	7,174	—
Cash payments received or receivable from the FDIC	(231)	(7,897)	(2,537)
FDIC share of additional estimated (gains) losses	(352)	(1,072)	1,086
Net amortization	(145)	(1,471)	(1,267)
Change due to termination of FDIC shared-loss agreements	(388)	—	—
Balance at the end of the year	$—	$1,116	$4,382
On August 4, 2015, the Bank and the FDIC entered into an agreement terminating the FDIC shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank, and Washington Banking's acquisitions of City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the shared-loss agreements related to these acquisitions. The termination of the shared-loss agreements resulted in a pre-tax gain of $1.7 million (included in "other income" in the Consolidated Statements of Income) and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the Consolidated Statements of Financial Condition) which was recorded as of the termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, were eliminated under the termination agreement. It is not anticipated that the termination of the FDIC shared-loss agreements will have any impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

(7)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands
Balance at the beginning of the year	$3,355	$4,559	$5,666
Additions	2,845	1,566	2,974
Additions from acquisitions	—	7,121	2,279
Proceeds from dispositions	(3,555)	(9,914)	(6,253)
(Loss) gain on sales, net	(97)	23	264
Valuation adjustment	(529)	—	(371)
Balance at the end of the year	$2,019	$3,355	$4,559

(8)        Premises and Equipment

A summary of premises and equipment is as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Land	$21,695	$22,364
Buildings and building improvements	49,630	52,067
Furniture, fixtures and equipment	17,234	14,280
Total premises and equipment	88,559	88,711
Accumulated depreciation	26,668	23,773
Premises and equipment, net	$61,891	$64,938
Total depreciation expense on premises and equipment was $4.0 million, $3.5 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(9)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Washington Banking Merger on May 1, 2014, and in the acquisitions of Valley on July 15, 2013, Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
There were no additions to goodwill during the year ended December 31, 2015. The Company recorded $89.7 million in goodwill during the year ended December 31, 2014 as a result of the Washington Banking Merger. For additional information, see Note (2) Business Combinations.
At December 31, 2015, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the year ended December 31, 2015. The Company did not record any goodwill impairment charges for the years ended December 31, 2014 and 2013. Even though there was no goodwill impairment at December 31, 2015, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.

b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of the year	$10,889	$1,615	$1,086
Additions as a result of acquisitions	—	11,194	1,072
Less: Amortization	2,100	1,920	543
Balance at the end of the year	$8,789	$10,889	$1,615

The estimated aggregate amortization expense related to these intangible assets for future years is as follows:

Years Ending December 31,
(In thousands)
2016	$1,416
2017	1,285
2018	1,122
2019	1,043
2020	989
Thereafter	2,934
$8,789

(10)	Deposits
Deposits consisted of the following:

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$770,927	24.8%	$709,673	24.4%
NOW accounts	917,859	29.5	793,362	27.3
Money market accounts	545,342	17.6	520,065	17.9
Savings accounts	453,826	14.6	357,834	12.3
Total non-maturity deposits	2,687,954	86.5	2,380,934	81.9
Certificate of deposit accounts	420,333	13.5	525,397	18.1
Total deposits	$3,108,287	100.0%	$2,906,331	100.0%
Accrued interest payable on deposits was $184,000 and $390,000 as of December 31, 2015 and 2014, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Interest expense, by category, is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
NOW accounts	$1,476	$1,011	$645
Money market accounts	922	896	386
Savings accounts	445	252	164
Certificate of deposit accounts	2,386	2,991	2,478
	$5,229	$5,150	$3,673
Scheduled maturities of certificates of deposit for future years are as follows:

Years Ending December 31,
(In thousands)
2016	$279,302
2017	83,298
2018	22,544
2019	17,861
2020	17,240
Thereafter	88
$420,333
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $61.2 million and $79.8 million as of December 31, 2015 and 2014, respectively.

(11)	Junior Subordinated Debentures
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
The adjustable rate of the trust preferred securities at December 31, 2015 was 2.17%. The weighted average rate of the junior subordinated debentures was 4.29% and 3.59% for the years ended December 31, 2015 and 2014, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At December 31, 2015, the balance of the junior subordinated debentures was $19.4 million. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(12)	Repurchase Agreements
The Company utilizes repurchase agreements with one day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The class of collateral pledged for the Company's repurchase agreement obligations as of December 31, 2015 and 2014, totaling $23.2 million and $32.2 million, respectively, were mortgage backed securities and collateralized mortgage obligation - residential: U.S. Government-sponsored agencies. Additional information on the total value of securities pledged for repurchase agreements is found in Note (3) Investment Securities.

(13)	Other Borrowings
(a) FHLB Advances
The Federal Home Loan Bank of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2015, the Bank maintained a credit facility with the FHLB of Des Moines for $626.9 million. At December 31, 2015 and 2014 there were no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during and as of the year ended December 31, 2015:

December 31, 2015
(In thousands)
Balance at end of year	$—
Average balance during the year	$1,777
Maximum month-end balance during the year	$48,200
Weighted average rate during the year	0.34%
Weighted average rate at end of year	—%
During the years ended December 31, 2014, there were no FHLB borrowing transactions completed other than minimal amounts necessary to test the facilities.
Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain one-to-four single family residential loans, investment securities which are obligations of or guaranteed by the United States or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.

(b) Federal Funds Purchased

The Bank maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2015. The lines generally mature annually or are reviewed annually. As of December 31, 2015 and 2014, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $51.9 million as of December 31, 2015, of which there were no borrowings outstanding as of December 31, 2015 or 2014. Any advances on the credit facility would have to be first pledged with the Bank's investment securities or loans receivable.

(14)	Employee Benefit Plans
(a) 401(k) Plan
Effective October 1, 1999, the Company combined three retirement plans, a money purchase pension plan, a 401(k) plan, and an employee stock ownership plan ("ESOP") at Heritage Bank, and the 401(k) plan at Central Valley Bank into one plan called the "Heritage Financial Corporation 401(k) Employee Stock Ownership Plan" (the “Plan”). In 2010, the Company amended the Plan to provide certain service credit for vesting and/or contribution purposes to employees of Cowlitz Bank and Pierce Commercial Bank at the time of each acquisition. As of December 31, 2012, the ESOP loan was repaid in full and the Company has no further ESOP commitments. Effective January 1, 2014, the Plan was converted from an ESOP to a profit sharing plan and the name was changed to "Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust."

The Plan includes the Company’s salary savings 401(k) plan for its employees. All employees may participate in the Plan beginning in the first of the month of hire and after thirty days of service. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to certain Internal Revenue Service limits. All participants employed at May 1, 2014 became 100% vested in all employer contributions. All participants hired after May 1, 2014 are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2015, 2014 and 2013 were $954,000, $852,000 and $497,000, respectively.
The profit sharing portion of the Plan is a defined contribution retirement plan. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year and employment on the last day of the year. The Company funds Plan costs as accrued. Effective January 1, 2014, the Company changed the contribution formula to make all profit sharing and discretionary contributions completely discretionary. For the year ended December 31, 2015, the Company made no employer profit sharing contributions. For the year ended December 31, 2014, the Company contributed 1.5% of employees' eligible compensation. For the Plan year 2013, the Company was required to contribute 2% of the participants’ eligible compensation and it could also provide discretionary profit sharing contributions beyond the required 2% contribution. For the year ended December 31, 2013, the Company contributed 3% of employees' eligible compensation. Employees are vested in profit sharing contributions in the same manner as employer matching contributions discussed above. Employer profit sharing contributions were $475,000 and $600,000 for the years ended December 31, 2014 and 2013, respectively.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $570,000, $343,000 and $445,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s contributions totaled $296,000, $414,000 and $155,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of both December 31, 2015 and 2014, the carrying value of the obligation was $1.2 million.

(15)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $4.6 million, $3.4 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in occupancy and equipment expense.

The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Years Ending December 31,
(In thousands)
2016	$3,503
2017	3,207
2018	2,872
2019	2,197
2020	1,927
Thereafter	3,414
$17,120
Certain leases contain renewal options from two to ten years and escalation clauses based on increases in consumer price index, property taxes and other costs.
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial business:
Commercial and industrial	$350,227	$288,930
Owner-occupied commercial real estate	2,220	2,648
Non-owner occupied commercial real estate	11,168	20,240
Total commercial business	363,615	311,818
Real estate construction and land development:
One-to-four family residential	21,778	24,028
Five or more family residential and commercial properties	52,772	32,653
Total real estate construction and land development	74,550	56,681
Consumer	134,313	122,633
Total outstanding commitments	$572,478	$491,132
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
              On December 15, 2014, the Court entered an order preliminarily approving the settlement of the consolidated litigation and ordering Washington Banking to provide notice of the proposed settlement to those persons who held Washington Banking shares during the purported class period.
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

(16)	Derivative Financial Instruments

Beginning in the third quarter of 2015, the Company began entering into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2015 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	December 31, 2015
	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Commercial business loan interest rate swaps	$20,750	$543
Commercial business loan interest rate swaps	(20,750)	(543)

The weighted average rates paid and received for interest rate swaps outstanding at December 31, 2015 were as follows:

	December 31, 2015
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	4.34%	2.52%
Non-hedging interest rate swaps	2.52%	4.34%

(17)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income:
Net income	$37,489	$21,014	$9,575
Less: Dividends and undistributed earnings allocated to participating securities	(328)	(163)	(118)
Net income allocated to common shareholders	$37,161	$20,851	$9,457
Basic:
Weighted average common shares outstanding	30,057,558	25,641,229	15,667,912
Less: Restricted stock awards	(267,943)	(210,690)	(191,677)
Total basic weighted average common shares outstanding	29,789,615	25,430,539	15,476,235
Diluted:
Basic weighted average common shares outstanding	29,789,615	25,430,539	15,476,235
Incremental shares from stock options	22,725	46,750	11,480
Total diluted weighted average common shares outstanding	29,812,340	25,477,289	15,487,715
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, anti-dilutive shares outstanding related to options to acquire common stock totaled 4,320, 20,768 and 163,863, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the years ended December 31, 2015, 2014 and 2013.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 30, 2013	$0.08	February 8, 2013	February 22, 2013
April 24, 2013	$0.08	May 10, 2013	May 24, 2013
July 23, 2013	$0.08	August 6, 2013	August 15, 2013
July 23, 2013	$0.10	August 6, 2013	August 15, 2013	*
October 23, 2013	$0.08	November 5, 2013	November 15, 2013
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014	*
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
* Denotes a special dividend.

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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. On August 30, 2012, the Board of Directors approved the Company’s tenth stock repurchase plan, authorizing the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. The Company repurchased 704,975 shares under the tenth stock repurchase plan, leaving 52,025 shares which will remain unpurchased as the eleventh repurchase program superseded the tenth repurchase program.

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Years Ended December 31,
	2015	2014	2013	Plan Total (1)
Tenth Plan
Repurchased shares	—	108,075	544,000	704,975
Stock repurchase average share price	$—	$16.88	$15.88	$15.85

Eleventh Plan
Repurchased shares	441,966	—	—	441,966
Stock repurchase average share price	$16.64	$—	$—	$16.64
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 22,300, 48,304 and 13,138 shares at an average price of $17.09, $16.53 and $14.29 respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
(d) Issuance of Common Stock
No common stock was issued during the year ended December 31, 2015, other than common stock related to the exercise of stock options and issuance of restricted stock awards as further described in Note (20) Stock-Based Compensation. In conjunction with the Washington Banking Merger effective on May 1, 2014, the Company issued 14,000,178 shares of the Company's common stock at a fair value of $226.2 million during the year ended December 31, 2014. In conjunction with the Valley Acquisition effective on July 15, 2013, the Company issued 1,533,267 shares of the Company's common stock at a fair value of $24.2 million during the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, the Company additionally issued common stock related to the exercise of stock options and issuance of restricted stock awards.

(18)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$3,567	$(189)	$3,378
Other comprehensive (loss) income before reclassification	(559)	108	(451)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(1,067)	81	(986)
Held to maturity transfer to available for sale	618	—	618
Net current period other comprehensive (loss) income	(1,008)	189	(819)
Balance of AOCI at the end of the year	$2,559	$—	$2,559

(1)	All amounts are net of tax.

	December 31, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	4,676	50	4,726
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(186)	—	(186)
Net current period other comprehensive income	4,490	50	4,540
Balance of AOCI at the end of the year	$3,567	$(189)	$3,378

(1)	All amounts are net of tax.

	December 31, 2013
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$2,042	$(298)	$1,744
Other comprehensive (loss) income before reclassification	(2,965)	59	(2,906)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	—	—	—
Net current period other comprehensive (loss) income	(2,965)	59	(2,906)
Balance of AOCI at the end of the year	$(923)	$(239)	$(1,162)

(1)	All amounts are net of tax.

(19)	Fair Value
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
(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to measure fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale and Held to Maturity:
The fair values of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, fair value of investment securities are determined by quoted market prices which is generally the case for mutual funds and other equities (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. Government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities and collateralized mortgage obligations-residential. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, a loan’s observable market prices, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
Derivative Financial Instruments:
The Company obtains broker/dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2).

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	$—	$35,577	$—
Municipal securities	220,993	—	220,993	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	546,132	—	546,132	—
Corporate obligations	9,113	—	9,113	—
Mutual funds and other equities	54	54	—	—
Total investment securities available for sale	$811,869	$54	$811,815	$—
Derivative assets - interest rate swaps	$543	$—	$543	$—
Derivative liability - interest rate swaps	543	—	543	—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$21,427	$—	$21,427	$—
Municipal securities	173,037	—	173,037	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	542,399	—	542,399	—
Corporate obligations	4,010	—	4,010	—
Mutual funds and other equities	1,973	1,973	—	—
Total	$742,846	$1,973	$740,873	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2015 and December 31, 2014 and the net losses (gains) recorded in earnings during years ended December 31, 2015 and 2014.

	Basis(1)	Fair Value at December 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2015
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$1,753	$1,719	$—	$—	$1,719	$35
Total real estate construction and land development	1,753	1,719	—	—	1,719	35
Total	1,753	1,719	—	—	1,719	35
Total assets measured	$1,753	$1,719	$—	$—	$1,719	$35

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2014
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2014
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$161	$138	$—	$—	$138	$23
Total commercial business	161	138	—	—	138	23
Real estate construction and land development:
One-to-four family residential	2,094	1,725	—	—	1,725	350
Total real estate construction and land development	2,094	1,725	—	—	1,725	350
Consumer	49	45	—	—	45	5
Total	2,304	1,908	—	—	1,908	378
Investment securities held to maturity:
Mortgage back securities and collateralized mortgage obligations – residential:
Private residential collateralized mortgage obligations	36	11	—	11	—	45
Total assets measured	$2,340	$1,919	$—	$11	$1,908	$423

(1)	Basis represents the unpaid principal balance of impaired loans and amortized cost of investment securities held to maturity.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014.

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans measured at fair value	$1,719	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 63.9%; 24.5%

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans measured at fair value	$1,908	Market approach	Adjustment for differences between the comparable sales	(47.5%) - 96.2%; 7.0%

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

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,640	$126,640	$126,640	$—	$—
Other interest earning deposits	6,719	6,723	—	6,723	—
Investment securities available for sale	811,869	811,869	54	811,815	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,682	7,883	—	7,883	—
Loans receivable, net of allowance for loan losses	2,372,296	2,441,531	—	—	2,441,531
Accrued interest receivable	10,469	10,469	5	3,335	7,129
Derivative assets - interest rate swaps	543	543	—	543	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,687,954	$2,687,954	$2,687,954	$—	$—
Certificate of deposit accounts	420,333	423,352	—	423,352	—
Total deposits	$3,108,287	$3,111,306	$2,687,954	$423,352	$—
Securities sold under agreement to repurchase	$23,214	$23,214	$23,214	$—	$—
Junior subordinated debentures	19,424	15,000	—	—	15,000
Accrued interest payable	207	207	50	133	24
Derivative liabilities - interest rate swaps	543	543	—	543	—

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$121,636	$121,636	$121,636	$—	$—
Other interest earning deposits	10,126	10,145	—	10,145	—
Investment securities available for sale	742,846	742,846	1,973	740,873	—
Investment securities held to maturity	35,814	36,874	—	36,874	—
Federal Home Loan Bank stock	12,188	N/A	N/A	N/A	N/A
Loans held for sale	5,582	5,710	—	5,710	—
Loans receivable, net of allowance for loan losses	2,223,348	2,279,081	—	—	2,279,081
Accrued interest receivable	9,836	9,836	3	3,009	6,824
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,380,934	$2,380,934	$2,380,934	$—	$—
Certificate of deposit accounts	525,397	525,768	—	525,768	—
Total deposits	$2,906,331	$2,906,702	$2,380,934	$525,768	$—
Securities sold under agreement to repurchase	$32,181	$32,181	$32,181	$—	$—
Junior subordinated debentures	19,082	19,082	—	—	19,082
Accrued interest payable	411	411	62	328	21
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
Federal Home Loan Bank Stock:
Federal Home Loan Bank ("FHLB") stock is not publicly traded, as such, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. At December 31, 2015 the stock was stock of the FHLB of Des Moines and at December 31, 2014 the stock was stock of the FHLB of Seattle. The FHLB of Seattle merger with and into the FHLB of Des Moines was effective in second quarter of 2015.
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
Junior Subordinated Debentures:
The fair value is estimated using discounted cash flow analysis based on current rates for similar types of debt, which many be unobservable, and considering recent trading activity of similar instruments in markets which can be inactive (Level 3).
Off-Balance Sheet Financial Instruments:
The majority of our commitments to extend credit, standby letters of credit and commitments to sell mortgage loans carry current market interest rates if converted to loans. As such, no premium or discount was ascribed to these commitments (Level 1). They are excluded from the preceding tables.

(20)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a four-year cliff vesting or four-year ratable vesting schedule. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards.
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock unites, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards.
As of December 31, 2015, 1,262,712 shares remain available for future issuance under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the year ended December 31, 2015, the Company recognized no compensation expense and no related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been recognized as of December 31, 2014. For the years ended December 31, 2014 and 2013 the Company recognized compensation expense related to stock options of $20,000 and $71,000, respectively, with no related tax benefit for either period. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $299,000, $459,000 and $54,000 respectively. The cash proceeds from options exercised during the years ended December 31, 2015, 2014 and 2013 were $751,000, $915,000 and $200,000, respectively.

The following table summarizes the stock option activity for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	300,658	$17.48
Granted	—	—
Exercised	(16,553)	12.10
Forfeited or expired	(89,623)	22.07
Outstanding at December 31, 2013	194,482	15.82
Granted (1)	90,248	10.72
Exercised	(84,189)	10.86
Forfeited or expired	(44,134)	22.76
Outstanding at December 31, 2014	156,407	13.59
Granted	—	—
Exercised	(61,529)	12.15
Forfeited or expired	(15,470)	16.27
Outstanding at December 31, 2015	79,408	$14.19	2.89	$372
Vested and expected to vest at December 31, 2015	79,408	$14.19	2.89	$372
Exercisable at December 31, 2015	79,408	$14.19	2.89	$372

(1)
Options granted during the year ended December 31, 2014 represent only the stock options issued in conjunction with the Washington Banking Merger. See Note (2) Business Combinations for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the years ended December 31, 2015, 2014 and 2013 the Company recognized compensation expense related to restricted and unrestricted stock awards of $1.6 million, $1.4 million and $1.2 million, respectively, and a related tax benefit of $546,000, $489,000 and $428,000, respectively. As of December 31, 2015, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $1.4 million and $1.2 million, respectively.

The following tables summarize the restricted and unrestricted stock award activity for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	189,670	$14.86
Granted	103,195	14.31
Vested	(86,819)	15.55
Forfeited	(3,107)	14.89
Nonvested at December 31, 2013	202,939	14.29
Granted	130,548	16.03
Vested	(85,373)	14.37
Forfeited	(9,445)	14.67
Nonvested at December 31, 2014	238,669	15.20
Granted	121,320	16.72
Vested	(92,486)	15.12
Forfeited	(2,982)	15.73
Nonvested at December 31, 2015	264,521	$15.92

(21)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current tax expense	$9,760	$9,992	$4,344
Deferred tax (benefit) expense	4,058	(3,087)	326
Decrease in valuation allowance	—	—	(77)
Income tax expense	$13,818	$6,905	$4,593
A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense at Federal statutory rate	$17,957	$9,772	$4,959
Tax-exempt instruments	(2,482)	(1,598)	(858)
Non-deductible acquisition costs	—	373	469
Federal tax credits (1)	(812)	(812)	—
Effects of BOLI	(474)	(159)	(25)
Tax resolutions (2)	(300)	(728)	—
Valuation allowance	—	—	(77)
Other, net	(71)	57	125
Income tax expense	$13,818	$6,905	$4,593

(1)
Federal tax credits are provided for under the New Market Tax Credit program. A subsidiary of Heritage Bank was awarded an allocation of New Market Tax Credit investments consisting of three tranches totaling $25.0 million. Gross tax credits related to these tranches totaling $9.8 million are available through 2020. The subsidiary is required to fund 85 percent of a tranche to claim the entire tax credit, and it had until May 15, 2015 to complete the funding. The tranche was funded in 2015 before the deadline. Tax benefits related to these credits were recognized for financial reporting purposes in the same period that the credits were recognized in the Company's income tax returns. As the tax credits were realized, the Company has reflected the impact of these credits in its estimated annual effective tax rate for 2015 and 2014.

(2)
Washington Banking Company had recorded tax-related liabilities prior to the merger effective date, which the Company assumed as part of the Washington Banking Merger. These tax-related liabilities were resolved during the years ended December 31, 2015 and 2014, resulting in a decrease of the Company's income tax expense for the years ended December 31, 2015 and 2014.

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,317	$5,460
Accrued compensation	1,011	1,382
Stock compensation	890	818
Capital loss carryforward	—	30
Unrealized losses charged to earnings on other than temporarily impaired investment securities	—	338
Market discount on purchased loans	15,562	17,949
Foregone interest on nonaccrual loans	2,665	2,337
Net operating loss carryforward acquired from NCB	518	553
Difference in amounts reflected in financial statements and income tax basis of certain liabilities assumed in business combinations	89	3,492
Other deferred tax assets	1,503	1,394
Total deferred tax assets	28,555	33,753
Deferred tax liabilities:
Deferred loan fees, net	(3,489)	(1,982)
Premises and equipment	(1,853)	(1,937)
FHLB stock	(926)	(2,768)
Net unrealized gains charged to other comprehensive income on securities	(1,389)	(1,832)
Indemnification asset	—	(392)
Goodwill and other intangible assets	(1,021)	(1,560)
Federal tax credits	(876)	(439)
Junior subordinated debentures	(2,225)	(2,349)
Other deferred tax liabilities	(627)	(730)
Total deferred tax liabilities	(12,406)	(13,989)
Deferred income tax asset, net	$16,149	$19,764
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2015, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
The Company had a net operating loss carryforward of $1.5 million and $1.6 million at December 31, 2015 and 2014, respectively, that will expire in 2033. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. The Company also had $85,000 of federal capital loss carryforwards as of December 31, 2014, which were set to expire in 2018, but the Company utilized these carryforwards on the 2014 tax return. There were no federal capital loss carryforwards as of December 31, 2015. A tax planning strategy has been developed that management believes will enable the Company to deduct all of the net operating loss carryforwards prior to the expiration date. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2015. During the year ended December 31, 2013, management reversed the valuation allowance that was established in the prior year resulting in no valuation allowance at December 31, 2015.
As of December 31, 2015 and 2014, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2015, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2015, 2014, 2013 and 2012.

(22)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$129,673	4.5%	N/A	N/A	$345,993	12.0%
Tier 1 leverage capital to average assets	140,395	4.0	N/A	N/A	365,232	10.4
Tier 1 capital to risk-weighted assets	172,897	6.0	N/A	N/A	365,232	12.7
Total capital to risk-weighted assets	230,530	8.0	N/A	N/A	395,148	13.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	129,633	4.5	187,248	6.5	358,600	12.5
Tier 1 leverage capital to average assets	140,331	4.0	175,414	5.0	358,600	10.2
Tier 1 capital to risk-weighted assets	172,844	6.0	230,459	8.0	358,600	12.5
Total capital to risk-weighted assets	230,459	8.0	288,074	10.0	388,516	13.5
As of December 31, 2014:
The Company consolidated
Tier 1 leverage capital to average assets	$132,881	4.0%	N/A	N/A	$340,292	10.2%
Tier 1 capital to risk-weighted assets	97,620	4.0	N/A	N/A	340,292	13.9
Total capital to risk-weighted assets	195,240	8.0	N/A	N/A	368,198	15.1
Heritage Bank
Tier 1 leverage capital to average assets	132,853	4.0	166,066	5.0	332,147	10.0
Tier 1 capital to risk-weighted assets	97,585	4.0	146,378	6.0	332,147	13.6
Total capital to risk-weighted assets	195,171	8.0	243,964	10.0	360,053	14.8
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), we became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.
Under the new capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

(23)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Cash and interest earning deposits	$6,722	$8,835
Investment in subsidiary bank	482,749	465,442
Other assets	1,185	863
Total assets	$490,656	$475,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$19,424	$19,082
Other liabilities	1,262	1,552
Total stockholders’ equity	469,970	454,506
Total liabilities and stockholders’ equity	$490,656	$475,140

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
INTEREST INCOME:
Interest and dividends on interest earning deposits and other assets	$28	$17	$22
Total interest income	28	17	22
INTEREST EXPENSE:
Junior subordinated debentures	827	458	—
Total interest expense	827	458	—
Net interest (expense) income	(799)	(441)	22
NONINTEREST INCOME:
Dividends from subsidiary banks	22,000	66,300	26,000
Equity in (excess distributed) undistributed income of subsidiary banks	18,131	(40,737)	(13,001)
Other income	—	3	—
Total noninterest income	40,131	25,566	12,999
NONONTEREST EXPENSE:
Professional services	263	2,943	1,718
Other expense	3,120	3,109	2,905
Total noninterest expense	3,383	6,052	4,623
Income before income taxes	35,949	19,073	8,398
Income tax benefit	(1,540)	(1,941)	(1,177)
Net income	$37,489	$21,014	$9,575

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$37,489	$21,014	$9,575
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess distributed (undistributed) income of subsidiary bank	(18,131)	40,737	13,001
Net excess tax (benefit) deficiencies from exercise of stock options and vesting of restricted stock	(140)	(118)	37
Restricted stock compensation expense	1,555	1,395	1,223
Stock option compensation expense	—	20	71
Net change in other assets and liabilities	(125)	817	(513)
Net cash provided by operating activities	20,648	63,865	23,394
Cash flows from investing activities:
Investment in subsidiary	—	(43,215)	(21,666)
Net cash used in investing activities	—	(43,215)	(21,666)
Cash flows from financing activities:
Common stock cash dividends paid	(15,916)	(12,892)	(6,672)
Proceeds from exercise of stock options	751	915	200
Net excess tax benefit (deficiencies) from exercise of stock options and vesting of restricted stock	140	118	(37)
Repurchase of common stock	(7,736)	(2,601)	(8,825)
Net cash used in financing activities	(22,761)	(14,460)	(15,334)
Net (decrease) increase in cash and cash equivalents	(2,113)	6,190	(13,606)
Cash and cash equivalents at beginning of year	8,835	2,645	16,251
Cash and cash equivalents at end of year	$6,722	$8,835	$2,645

(24)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,249	$33,990	$33,484	$34,016
Interest expense	1,575	1,520	1,544	1,481
Net interest income	32,674	32,470	31,940	32,535
Provision for loan losses	1,208	1,189	851	1,124
Net interest income after provision for loan losses	31,466	31,281	31,089	31,411
Noninterest income	8,345	6,881	9,544	7,498
Noninterest expense	26,038	26,079	27,322	26,769
Income before provision for income taxes	13,773	12,083	13,311	12,140
Income tax expense	3,994	3,358	3,819	2,647
Net income	$9,779	$8,725	$9,492	$9,493
Basic earnings per common share	$0.32	$0.29	$0.32	$0.32
Diluted earnings per common share	0.32	0.29	0.32	0.32
Cash dividends declared on common stock	0.10	0.11	0.11	0.21

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$17,613	$30,023	$35,031	$38,439
Interest expense	872	1,426	1,724	1,659
Net interest income	16,741	28,597	33,307	36,780
Provision for loan losses	458	691	594	2,851
Net interest income after provision for loan losses	16,283	27,906	32,713	33,929
Noninterest income	2,307	4,780	5,483	3,897
Noninterest expense	14,779	26,994	28,363	29,243
Income before provision for income taxes	3,811	5,692	9,833	8,583
Income tax expense	1,268	1,544	2,765	1,328
Net income	$2,543	$4,148	$7,068	$7,255
Basic earnings per common share	$0.16	$0.16	$0.23	$0.24
Diluted earnings per common share	0.16	0.16	0.23	0.24
Cash dividends declared on common stock	0.16	—	0.09	0.25

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, and their report is included in “Item 8. Financial Statements and Supplementary Data.”
(b) Attestation report of the registered public accounting firm.
See “Item 8. Financial Statements and Supplementary Data.”
(c) Changes in internal control over financial reporting.
There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on May 4, 2016 (“Proxy Statement”).
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

ITEM 11.     EXECUTIVE COMPENSATION
Information concerning executive and director compensation and certain matters regarding participation in the Company’s Compensation Committee required by this item is incorporated by reference to the headings “Executive Compensation”, “Director Compensation,” and “Report of the Compensation Committee” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes the consolidated activity within the Company’s equity compensation plans as of December 31, 2015, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	264,521	79,408	$14.19	1,262,712
Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: The Consolidated Financial Statements are included in Part II. Item 8. Financial Statements and Supplemental Schedules
(2) Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3) Exhibits: Included in schedule below.

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

10.17	Form of Split Dollar Agreements by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling (19)

10.18	Deferred Compensation Plan Participation Agreement Addendum by and between Heritage and David A. Spurling (20)

11.0	Statement regarding computation of earnings per share (21)

14.0	Code of Ethics and Conduct Policy (22)

21.0	Subsidiaries of the Company (23)

23.0	Consent of Independent Registered Public Accounting Firm (23)

24.0	Power of Attorney (23)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

101
The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (24)

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015.

(21)	Reference is made to Note (17)—Stockholders' Equity in the Notes to Consolidated Financial Statements under Part II. Item 8. herein.

(22)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

(23)	Filed herewith.

(24)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2016.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2016.

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

Rhoda L. Altom
David H. Brown
Brian S. Charneski
John A. Clees
Gary B. Christiansen
Mark D. Crawford
Kimberly T. Ellwanger
Deborah J. Gavin
Jeffrey S. Lyon
Gragg E. Miller
Anthony B. Pickering
Robert T. Severns
Ann Watson
By
/S/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact
March 10, 2016