Form 10-Q
period 2016-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2016-05-03
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 27, 2016 there were 29,971,545 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
March 31, 2016

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares, Inc. and Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$61,508	$63,816
Interest earning deposits	32,511	62,824
Cash and cash equivalents	94,019	126,640
Other interest earning deposits	5,461	6,719
Investment securities available for sale, at fair value	822,171	811,869
Loans held for sale	7,036	7,682
Loans receivable, net	2,459,148	2,402,042
Allowance for loan losses	(29,667)	(29,746)
Total loans receivable, net	2,429,481	2,372,296
Other real estate owned	1,826	2,019
Premises and equipment, net	61,182	61,891
Federal Home Loan Bank stock, at cost	4,380	4,148
Bank owned life insurance	61,238	60,876
Accrued interest receivable	11,003	10,469
Prepaid expenses and other assets	52,752	58,365
Other intangible assets, net	8,454	8,789
Goodwill	119,029	119,029
Total assets	$3,678,032	$3,650,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,130,929	$3,108,287
Junior subordinated debentures	19,497	19,424
Securities sold under agreement to repurchase	20,342	23,214
Accrued expenses and other liabilities	27,083	29,897
Total liabilities	3,197,851	3,180,822
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,972,066 and 29,975,439 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	358,158	359,451
Retained earnings	113,753	107,960
Accumulated other comprehensive income, net	8,270	2,559
Total stockholders’ equity	480,181	469,970
Total liabilities and stockholders’ equity	$3,678,032	$3,650,792
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$30,177	$30,481
Taxable interest on investment securities	2,796	2,684
Nontaxable interest on investment securities	1,171	1,033
Interest and dividends on other interest earning assets	91	51
Total interest income	34,235	34,249
INTEREST EXPENSE
Deposits	1,254	1,318
Junior subordinated debentures	210	239
Other borrowings	11	18
Total interest expense	1,475	1,575
Net interest income	32,760	32,674
Provision for loan losses	1,139	1,208
Net interest income after provision for loan losses	31,621	31,466
NONINTEREST INCOME
Service charges and other fees	3,356	3,295
Gain on sale of investment securities, net	560	544
Gain on sale of loans, net	729	1,135
Gain on sale of Merchant Visa portfolio	—	1,650
Other income	2,345	1,721
Total noninterest income	6,990	8,345
NONINTEREST EXPENSE
Compensation and employee benefits	15,121	14,225
Occupancy and equipment	3,836	3,691
Data processing	1,792	1,627
Marketing	728	633
Professional services	845	805
State and local taxes	607	620
Federal deposit insurance premium	492	516
Other real estate owned, net	411	658
Amortization of intangible assets	335	527
Other expense	2,202	2,736
Total noninterest expense	26,369	26,038
Income before income taxes	12,242	13,773
Income tax expense	3,151	3,994
Net income	$9,091	$9,779
Basic earnings per common share	$0.30	$0.32
Diluted earnings per common share	$0.30	$0.32
Dividends declared per common share	$0.11	$0.10
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$9,091	$9,779
Change in fair value of investment securities available for sale, net of tax of $3,285 and $1,705, respectively	6,075	3,152
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(196) and $(190), respectively	(364)	(354)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0 and $4, respectively	—	8
Other comprehensive income	5,711	2,806
Comprehensive income	$14,802	$12,585
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
	(In thousands, except per share amounts)
Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	89	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	37	461	—	—	461
Restricted stock compensation expense	—	348	—	—	348
Net excess tax benefits from vesting of restricted stock	—	26	—	—	26
Common stock repurchased	(147)	(2,374)	—	—	(2,374)
Net income	—	—	9,779	—	9,779
Other comprehensive income, net of tax	—	—	—	2,806	2,806
Cash dividends declared on common stock ($0.10 per share)	—	—	(3,026)	—	(3,026)
Balance at March 31, 2015	30,239	$363,202	$93,140	$6,184	$462,526

Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted and unrestricted stock awards issued, net of forfeitures	98	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	10	142	—	—	142
Restricted stock compensation expense	—	445	—	—	445
Net excess tax benefits from vesting of restricted stock	—	23	—	—	23
Common stock repurchased	(111)	(1,903)	—	—	(1,903)
Net income	—	—	9,091	—	9,091
Other comprehensive income, net of tax	—	—	—	5,711	5,711
Cash dividends declared on common stock ($0.11 per share)	—	—	(3,298)	—	(3,298)
Balance at March 31, 2016	29,972	$358,158	$113,753	$8,270	$480,181
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$9,091	$9,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,313	3,392
Changes in net deferred loan costs, net of amortization	(377)	(630)
Provision for loan losses	1,139	1,208
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(881)	(10,948)
Restricted stock compensation expense	445	348
Net excess tax benefit from exercise of stock options and vesting of restricted stock	(23)	(41)
Amortization of intangible assets	335	527
Gain on sale of investment securities, net	(560)	(544)
Origination of loans held for sale	(23,186)	(29,150)
Gain on sale of loans, net	(729)	(1,135)
Proceeds from sale of loans	24,561	27,125
Earnings on bank owned life insurance	(362)	(170)
Valuation adjustment on other real estate owned	312	330
(Gain) loss on sale of other real estate owned, net	(10)	70
Net cash provided by operating activities	13,068	161
Cash flows from investing activities:
Loans originated, net of principal payments	(58,599)	(39,456)
Maturities of other interest earning deposits	1,248	747
Maturities, calls and payments of investment securities available for sale	23,047	28,899
Maturities, calls and payments of investment securities held to maturity	—	314
Purchase of investment securities available for sale	(76,580)	(55,728)
Purchase of premises and equipment	(290)	(545)
Proceeds from sales of other real estate owned	543	589
Proceeds from sales of investment securities available for sale	50,440	23,887
Proceeds from redemption of FHLB stock	—	166
Purchases of FHLB stock	(232)	—
Investment in low-income housing tax credit partnership	—	(236)
Net cash used in investing activities	(60,423)	(41,363)
Cash flows from financing activities:
Net increase in deposits	22,642	6,127
Net increase in FHLB advances	—	7,420
Common stock cash dividends paid	(3,298)	(3,026)
Net decrease in securities sold under agreement to repurchase	(2,872)	(9,004)
Proceeds from exercise of stock options	142	446
Net excess tax benefit from exercise of stock options and vesting of restricted stock	23	41
Repurchase of common stock	(1,903)	(2,374)
Net cash provided by (used in) financing activities	14,734	(370)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net decrease in cash and cash equivalents	(32,621)	(41,572)
Cash and cash equivalents at beginning of period	126,640	121,636
Cash and cash equivalents at end of period	$94,019	$80,064

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,483	$1,720
Cash paid for income taxes	—	8,256

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$652	$1,728
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC under the Deposit Insurance Fund. The Bank is headquartered in Olympia, Washington and conducts business from its 63 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market area.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust. Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note (7) Junior Subordinated Debentures.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Reclassifications had no effect on prior periods' net income or stockholders’ equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2015 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2015 Annual Form 10-K.
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
The original effective date for this Update was deferred in FASB ASU 2015-14 below. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.
FASB ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is a public business entity and will not early adopt as permitted in this Update. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements upon adoption.
FASB ASU 2015-16, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Condensed Consolidated Financial Statements as of March 31, 2016.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminated the requirement to disclose the method(s) and significant assumptions used to estimate fair value ; and 4) require separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, was issued in March 2016 which clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to principal versus agent considerations. The Update addresses identifying the unit of account and nature of the goods or service as well as applying the control principle and interactions with the control principle. The amendments to the Update do not change the core principle of the guidance. The effective date and transition requirements for this

Update are the same as FASB ASU 2014-19. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, intends to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments will be applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, was issued in April 2016 which clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to identifying performance obligations and licensing. The effective date and transition requirements for this Update are the same as FASB ASU 2014-19. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

(2)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired. During the year ended December 31, 2015, the Company transferred all of its investment securities previously classified as held to maturity to available for sale. As a result of the transfer and subsequent sales, the Company believes its held to maturity classification process has been compromised and careful evaluation and analysis will be required going forward in determining when circumstances are suitable for management to assert with a great degree of credibility that it has the intent and ability to hold investments to maturity.

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$19,117	$119	$(3)	$19,233
Municipal securities	228,162	6,457	(81)	234,538
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	552,879	7,051	(734)	559,196
Corporate obligations	9,220	4	(96)	9,128
Mutual funds and other equities	45	31	—	76
Total	$809,423	$13,662	$(914)	$822,171

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$35,618	$145	$(186)	$35,577
Municipal securities	216,352	4,826	(185)	220,993
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	546,654	2,092	(2,614)	546,132
Corporate obligations	9,252	—	(139)	9,113
Mutual funds and other equities	45	9	—	54
Total	$807,921	$7,072	$(3,124)	$811,869
There were no securities classified as trading or held to maturity at March 31, 2016 or December 31, 2015.
The amortized cost and fair value of investment securities available for sale at March 31, 2016, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,840	$4,869
Due after one year through three years	33,352	33,777
Due after three years through five years	68,444	69,441
Due after five years through ten years	236,417	240,952
Due after ten years	466,325	473,056
Investment securities with no stated maturities	45	76
Total	$809,423	$822,171

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2016 and December 31, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$3,997	$(3)	$—	$—	$3,997	$(3)
Municipal securities	10,774	(71)	2,095	(10)	12,869	(81)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	66,299	(466)	34,856	(268)	101,155	(734)
Corporate obligations	4,942	(78)	990	(18)	5,932	(96)
Total	$86,012	$(618)	$37,941	$(296)	$123,953	$(914)

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$30,381	$(186)	$—	$—	$30,381	$(186)
Municipal securities	21,929	(174)	2,068	(11)	23,997	(185)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	268,159	(2,141)	43,938	(473)	312,097	(2,614)
Corporate obligations	8,134	(110)	979	(29)	9,113	(139)
Total	$328,603	$(2,611)	$46,985	$(513)	$375,588	$(3,124)
The Company has evaluated these investment securities available for sale as of March 31, 2016 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying bonds of the municipal securities had credit ratings that were below investment grade levels at March 31, 2016 or December 31, 2015. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
As there were no private-residential collateralized mortgage obligations at March 31, 2016, the Company did not perform an other-than-temporary impairment analysis for the three months ended March 31, 2016 on these held to maturity securities. For the three months ended March 31, 2015, there were no investment securities held to maturity determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the three months ended March 31, 2015 in earnings or other comprehensive income. To analyze the unrealized losses, the Company estimated expected future cash flows of the investments by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral were determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security were then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The Company did not use any impairment assumptions as of March 31, 2015 as the unrealized losses were insignificant. The gross and net life-

to-date other-than-temporary impairments recorded by the Company as of December 31, 2015 was $2.6 million and $1.5 million, respectively.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$203,568	$208,366	$212,325	$215,284
Federal Reserve Bank of San Francisco and Federal Home Loan Bank to secure borrowing arrangements	—	—	506	506
Repurchase agreements	29,919	30,242	28,500	28,503
Other securities pledged	2,114	2,151	2,125	2,160
Total	$235,601	$240,759	$243,456	$246,453

(3)	Loans Receivable
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

Loans receivable at March 31, 2016 and December 31, 2015 consisted of the following portfolio segments and classes:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$592,308	$596,726
Owner-occupied commercial real estate	630,486	629,207
Non-owner occupied commercial real estate	730,489	697,388
Total commercial business	1,953,283	1,923,321
One-to-four family residential	72,806	72,548
Real estate construction and land development:
One-to-four family residential	47,296	51,752
Five or more family residential and commercial properties	71,998	55,325
Total real estate construction and land development	119,294	107,077
Consumer	312,459	298,167
Gross loans receivable	2,457,842	2,401,113
Net deferred loan costs	1,306	929
Loans receivable, net	2,459,148	2,402,042
Allowance for loan losses	(29,667)	(29,746)
Total loans receivable, net	$2,429,481	$2,372,296
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger expanded the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of, in order of balances at March 31, 2016, non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of March 31, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$560,091	$10,031	$22,168	$18	$592,308
Owner-occupied commercial real estate	604,890	9,598	15,742	256	630,486
Non-owner occupied commercial real estate	683,831	16,945	29,713	—	730,489
Total commercial business	1,848,812	36,574	67,623	274	1,953,283
One-to-four family residential	71,724	—	1,082	—	72,806
Real estate construction and land development:
One-to-four family residential	39,757	1,037	6,502	—	47,296
Five or more family residential and commercial properties	67,510	—	4,423	65	71,998
Total real estate construction and land development	107,267	1,037	10,925	65	119,294
Consumer	306,814	—	5,645	—	312,459
Gross loans receivable	$2,334,617	$37,611	$85,275	$339	$2,457,842

	December 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$563,002	$8,093	$25,333	$298	$596,726
Owner-occupied commercial real estate	600,514	11,662	16,773	258	629,207
Non-owner occupied commercial real estate	643,674	23,447	30,267	—	697,388
Total commercial business	1,807,190	43,202	72,373	556	1,923,321
One-to-four family residential	71,457	—	1,091	—	72,548
Real estate construction and land development:
One-to-four family residential	44,069	896	6,787	—	51,752
Five or more family residential and commercial properties	50,678	—	4,647	—	55,325
Total real estate construction and land development	94,747	896	11,434	—	107,077
Consumer	291,892	—	6,275	—	298,167
Gross loans receivable	$2,265,286	$44,098	$91,173	$556	$2,401,113

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of March 31, 2016 and December 31, 2015 were $94.8 million and $110.4 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $809,000 and $1.2 million as of March 31, 2016 and December 31, 2015, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$4,882	$5,095
Owner-occupied commercial real estate	2,978	2,027
Non-owner occupied commercial real estate	1,350	—
Total commercial business	9,210	7,122
One-to-four family residential	37	38
Real estate construction and land development:
One-to-four family residential	2,207	2,414
Five or more family residential and commercial properties	65	—
Total real estate construction and land development	2,272	2,414
Consumer	835	94
Nonaccrual loans	$12,354	$9,668
The Company had $1.4 million and $1.1 million of nonaccrual loans guaranteed by governmental agencies at March 31, 2016 and December 31, 2015, respectively.
PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under FASB ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its contractual terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using the categories of 30-89 days past due and 90 or more days past due. This policy is consistent with regulatory reporting requirements.
The balances of past due loans, segregated by segments and classes of loans, as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,182	$972	$2,154	$590,154	$592,308
Owner-occupied commercial real estate	933	2,393	3,326	627,160	630,486
Non-owner occupied commercial real estate	6,765	185	6,950	723,539	730,489
Total commercial business	8,880	3,550	12,430	1,940,853	1,953,283
One-to-four family residential	794	—	794	72,012	72,806
Real estate construction and land development:
One-to-four family residential	—	1,965	1,965	45,331	47,296
Five or more family residential and commercial properties	398	65	463	71,535	71,998
Total real estate construction and land development	398	2,030	2,428	116,866	119,294
Consumer	2,889	943	3,832	308,627	312,459
Gross loans receivable	$12,961	$6,523	$19,484	$2,438,358	$2,457,842

	December 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,900	$2,679	$5,579	$591,147	$596,726
Owner-occupied commercial real estate	2,753	2,609	5,362	623,845	629,207
Non-owner occupied commercial real estate	1,664	184	1,848	695,540	697,388
Total commercial business	7,317	5,472	12,789	1,910,532	1,923,321
One-to-four family residential	490	—	490	72,058	72,548
Real estate construction and land development:
One-to-four family residential	—	2,392	2,392	49,360	51,752
Five or more family residential and commercial properties	118	42	160	55,165	55,325
Total real estate construction and land development	118	2,434	2,552	104,525	107,077
Consumer	3,029	202	3,231	294,936	298,167
Gross loans receivable	$10,954	$8,108	$19,062	$2,382,051	$2,401,113

There were no loans 90 days or more past due that were still accruing interest as of March 31, 2016 or December 31, 2015, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of March 31, 2016 and December 31, 2015 are set forth in the following tables.

	March 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,126	$8,872	$9,998	$12,845	$1,081
Owner-occupied commercial real estate	1,158	4,069	5,227	5,356	677
Non-owner occupied commercial real estate	5,016	6,813	11,829	11,871	922
Total commercial business	7,300	19,754	27,054	30,072	2,680
One-to-four family residential	—	271	271	272	83
Real estate construction and land development:
One-to-four family residential	2,367	1,038	3,405	4,158	31
Five or more family residential and commercial properties	65	1,935	2,000	2,054	213
Total real estate construction and land development	2,432	2,973	5,405	6,212	244
Consumer	791	161	952	995	29
Total	$10,523	$23,159	$33,682	$37,551	$3,036

	December 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$872	$8,769	$9,641	$11,368	$1,173
Owner-occupied commercial real estate	—	4,295	4,295	4,342	809
Non-owner occupied commercial real estate	3,696	6,834	10,530	10,539	943
Total commercial business	4,568	19,898	24,466	26,249	2,925
One-to-four family residential	—	275	275	276	85
Real estate construction and land development:
One-to-four family residential	1,403	2,065	3,468	4,089	66
Five or more family residential and commercial properties	—	1,960	1,960	1,960	203
Total real estate construction and land development	1,403	4,025	5,428	6,049	269
Consumer	48	145	193	200	29
Total	$6,019	$24,343	$30,362	$32,774	$3,308

The Company had governmental guarantees of $2.1 million and $1.5 million related to the impaired loan balances at March 31, 2016 and December 31, 2015, respectively.
The average recorded investment of impaired loans for the three months ended March 31, 2016 and 2015 are set forth in the following table.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Commercial business:
Commercial and industrial	$9,706	$7,562
Owner-occupied commercial real estate	4,761	2,502
Non-owner occupied commercial real estate	11,179	7,127
Total commercial business	25,646	17,191
One-to-four family residential	273	244
Real estate construction and land development:
One-to-four family residential	3,550	3,254
Five or more family residential and commercial properties	1,980	2,044
Total real estate construction and land development	5,530	5,298
Consumer	573	131
Total	$32,022	$22,864
For the three months ended March 31, 2016 and 2015, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2016 and 2015, the Bank recorded $178,000 and $199,000, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
A TDR loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual ("performing") or nonaccrual ("nonperforming") status. The Company has more stringent definitions of concessions and impairment measures for PCI loans which are not in a pool as these loans have known credit deterioration and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30.
The majority of the Bank’s TDR loans are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. The second most prevalent concessions are certain modifications with extensions that also include interest rate reductions. Certain TDRs were additionally re-amortized over a longer period of time. The Bank additionally advanced funds to a troubled speculative home builder to complete established projects. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$21,328	$6,905	$20,695	$6,301
Allowance for loan losses on TDR loans	2,140	726	2,069	679

The unfunded commitment to borrowers related to TDRs was $210,000 and $551,000 at March 31, 2016 and December 31, 2015, respectively.
Loans that were modified as TDRs during the three months ended March 31, 2016 and 2015 are set forth in the following tables:

	Three Months Ended March 31,
	2016		2015
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	9	$1,918	7	$1,006
Owner-occupied commercial real estate	—	—	1	308
Non-owner occupied commercial real estate	1	1,118	—	—
Total commercial business	10	3,036	8	1,314
Real estate construction and land development:
One-to-four family residential	5	2,390	3	2,399
Total real estate construction and land development	5	2,390	3	2,399
Consumer	3	41	1	39
Total TDR loans	18	$5,467	12	$3,752

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2016 and 2015.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended March 31, 2016 and 2015.

Of the 18 loans modified during the three months ended March 31, 2016, eight loans with a total outstanding principal balance of $1.5 million had no prior modifications. Of the 12 loans modified during the three months ended March 31, 2015, four loans with a total outstanding principal balance of $695,000 had no prior modifications. The remaining loans included in the tables above for the three months ended March 31, 2016 and 2015 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at March 31, 2016 for loans that were modified as TDRs during the three months ended March 31, 2016 was $376,000.

There were no loans which were modified during the previous twelve months ended March 31, 2016 that subsequently defaulted during the three months ended March 31, 2016. There was one commercial and industrial loan totaling $2.2 million at March 31, 2015 that was modified during the previous twelve months and subsequently defaulted during the three months ended March 31, 2015 because the borrower did not make specific curtailment, or additional, payments on the loan in prior periods. There were no other loans which were modified during the previous twelve months ended March 31, 2015 that subsequently defaulted during the three months ended March 31, 2015.

(h) Purchased Credit Impaired Loans
The Company acquired loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30, in the Washington Banking Merger on May 1, 2014 and in previously completed acquisitions including the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively, and the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and Valley Community Bancshares, Inc. ("Valley") on July 15, 2013.
The following table reflects the outstanding principal balance and recorded investment at March 31, 2016 and December 31, 2015 of the PCI loans:

	March 31, 2016		December 31, 2015
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$16,508	$12,794	$20,110	$16,986
Owner-occupied commercial real estate	21,890	19,587	25,237	22,826
Non-owner occupied commercial real estate	28,936	26,654	30,178	27,261
Total commercial business	67,334	59,035	75,525	67,073
One-to-four family residential	5,259	4,983	5,707	5,392
Real estate construction and land development:
One-to-four family residential	5,764	3,082	6,904	4,121
Five or more family residential and commercial properties	2,996	3,126	3,071	3,207
Total real estate construction and land development	8,760	6,208	9,975	7,328
Consumer	6,138	7,235	6,720	7,126
Gross PCI loans	$87,491	$77,461	$97,927	$86,919

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at the beginning of the period	$17,592	$12,572
Accretion	(1,417)	(1,012)
Disposal and other	(1,609)	(284)
Change in accretable yield	1,710	2,739
Balance at the end of the period	$16,276	$14,015

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The methodology for calculating the allowance for loan losses is completed on loans originated by the Bank and on loans purchased in mergers and acquisitions. The FDIC shared-loss agreements for loans purchased in mergers and acquisitions were terminated on August 4, 2015. Prior to their termination, when a credit deterioration occurred subsequent to the acquisition on loan that was covered by the FDIC shared-loss agreements, a provision for loan losses was charged to earnings for the full amount of the impairment, without regard to the coverage of the FDIC shared-loss agreements.
The following tables details the activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2016:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2016
Commercial business:
Commercial and industrial	$9,972	$(1,178)	$274	$762	$9,830
Owner-occupied commercial real estate	4,568	(52)	—	(231)	4,285
Non-owner occupied commercial real estate	7,524	—	—	(160)	7,364
Total commercial business	22,064	(1,230)	274	371	21,479
One-to-four family residential	1,157	—	1	(71)	1,087
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(237)	804
Five or more family residential and commercial properties	813	(53)	—	307	1,067
Total real estate construction and land development	1,871	(153)	83	70	1,871
Consumer	4,309	(338)	145	640	4,756
Unallocated	345	—	—	129	474
Total	$29,746	$(1,721)	$503	$1,139	$29,667

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of March 31, 2016.

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,081	$6,601	$2,148	$9,830
Owner-occupied commercial real estate	677	1,978	1,630	4,285
Non-owner occupied commercial real estate	922	4,314	2,128	7,364
Total commercial business	2,680	12,893	5,906	21,479
One-to-four family residential	83	546	458	1,087
Real estate construction and land development:
One-to-four family residential	31	454	319	804
Five or more family residential and commercial properties	213	706	148	1,067
Total real estate construction and land development	244	1,160	467	1,871
Consumer	29	3,535	1,192	4,756
Unallocated	—	474	—	474
Total	$3,036	$18,608	$8,023	$29,667
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2016:

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,998	$569,516	$12,794	$592,308
Owner-occupied commercial real estate	5,227	605,672	19,587	630,486
Non-owner occupied commercial real estate	11,829	692,006	26,654	730,489
Total commercial business	27,054	1,867,194	59,035	1,953,283
One-to-four family residential	271	67,552	4,983	72,806
Real estate construction and land development:
One-to-four family residential	3,405	40,809	3,082	47,296
Five or more family residential and commercial properties	2,000	66,872	3,126	71,998
Total real estate construction and land development	5,405	107,681	6,208	119,294
Consumer	952	304,272	7,235	312,459
Total	$33,682	$2,346,699	$77,461	$2,457,842

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2015.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2015
Commercial business:
Commercial and industrial	$10,553	$(660)	$201	$(236)	$9,858
Owner-occupied commercial real estate	4,095	—	—	78	4,173
Non-owner occupied commercial real estate	5,538	(188)	—	679	6,029
Total commercial business	20,186	(848)	201	521	20,060
One-to-four family residential	1,200	—	1	41	1,242
Real estate construction and land development:
One-to-four family residential	1,786	(106)	—	(115)	1,565
Five or more family residential and commercial properties	972	—	—	33	1,005
Total real estate construction and land development	2,758	(106)	—	(82)	2,570
Consumer	2,769	(481)	112	775	3,175
Unallocated	816	—	—	(47)	769
Total	$27,729	$(1,435)	$314	$1,208	$27,816

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2015:

	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	PCI loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,641	$570,099	$16,986	$596,726
Owner-occupied commercial real estate	4,295	602,086	22,826	629,207
Non-owner occupied commercial real estate	10,530	659,597	27,261	697,388
Total commercial business	24,466	1,831,782	67,073	1,923,321
One-to-four family residential	275	66,881	5,392	72,548
Real estate construction and land development:
One-to-four family residential	3,468	44,163	4,121	51,752
Five or more family residential and commercial properties	1,960	50,158	3,207	55,325
Total real estate construction and land development	5,428	94,321	7,328	107,077
Consumer	193	290,848	7,126	298,167
Total	$30,362	$2,283,832	$86,919	$2,401,113

(5)	Other Real Estate Owned
Changes in other real estate owned during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at the beginning of the period	$2,019	$3,355
Additions	652	1,728
Proceeds from dispositions	(543)	(589)
Gain (loss) on sales, net	10	(70)
Valuation adjustment	(312)	(330)
Balance at the end of the period	$1,826	$4,094

(6)	Goodwill and Other Intangible Assets
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
There were no additions to goodwill during the three months ended March 31, 2016 and 2015.
At March 31, 2016, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the three months ended March 31, 2016. The Company did not record any goodwill impairment charges for the three months ended March 31, 2015. Even though there was no goodwill impairment at March 31, 2016, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.

b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at the beginning of the period	$8,789	$10,889
Less: Amortization	335	527
Balance at the end of the period	$8,454	$10,362

(7)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the May 1, 2014 merger date.
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
The adjustable rate of the trust preferred securities at March 31, 2016 was 2.19%. The weighted average rate of the junior subordinated debentures was 4.34% and 5.06% for the three months ended March 31, 2016 and 2015. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At March 31, 2016 and December 31, 2015, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.5 million and $19.4 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(8)	Repurchase Agreements

The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The class of collateral pledged for the Company's repurchase agreement obligations as of March 31, 2016 and December 31, 2015, totaling $20.3 million and $23.2 million, respectively, were mortgage backed securities and collateralized mortgage obligation - residential: U.S. Government-sponsored agencies. Additional information on the total value of securities pledged for repurchase agreements is found in Note (2) Investment Securities.

(9)	Derivative Financial Instruments

The Company enters into non-hedge related derivative positions primarily to accommodate the business needs of its customers. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2016 are presented in the following table. The Company obtains dealer quotations to value its interest rate derivative contracts.

	March 31, 2016		December 31, 2015
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Commercial business loan interest rate swaps	$26,875	$1,602	$20,750	$543
Commercial business loan interest rate swaps	(26,875)	(1,602)	(20,750)	(543)

The weighted average rates paid and received for interest rate swaps outstanding at March 31, 2016 were as follows:

	March 31, 2016
	Interest Rate Paid	Interest Rate Received
Non-hedging interest rate swaps	4.30%	2.57%
Non-hedging interest rate swaps	2.57%	4.30%

There were no interest rate derivative contracts as of March 31, 2015 for comparative weighted average rates paid and received.

(10)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income:
Net income	$9,091	$9,779
Less: Dividends and undistributed earnings allocated to participating securities	(98)	(95)
Net income allocated to common shareholders	$8,993	$9,684
Basic:
Weighted average common shares outstanding	29,965,250	30,290,200
Less: Restricted stock awards	(293,382)	(261,264)
Total basic weighted average common shares outstanding	29,671,868	30,028,936
Diluted:
Basic weighted average common shares outstanding	29,671,868	30,028,936
Incremental shares from stock options	14,245	22,946
Total diluted weighted average common shares outstanding	29,686,113	30,051,882
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2016 and 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 1,747 and 7,037, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.

(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the three months ended March 31, 2016 and calendar year 2015.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	100,000	137,336	541,966
Stock repurchase average share price	$17.05	$16.10	$16.72
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended March 31, 2016 and 2015, the Company repurchased 11,255 and 9,923 shares of common stock at an average price of $17.62 and $16.31, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(11)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, during the three months ended March 31, 2016 and 2015 are as follows:

Three Months Ended March 31, 2016 (1)
(In thousands)
Balance of AOCI at the beginning of period	$2,559
Other comprehensive income before reclassification	6,075
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(364)
Net current period other comprehensive income	5,711
Balance of AOCI at the end of period	$8,270

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	Three Months Ended March 31, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total (1)
	(In thousands)
Balance of AOCI at the beginning of period	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	3,152	8	3,160
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(354)	—	(354)
Net current period other comprehensive income	2,798	8	2,806
Balance of AOCI at the end of period	$6,365	$(181)	$6,184

(1)	All amounts are net of tax.

(12)	Stock-Based Compensation
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
As of March 31, 2016, 1,164,996 shares remain available for future issuance under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three months ended March 31, 2016 and 2015, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2016 was $38,000 and $142,000, respectively. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2015 was $163,000 and $446,000, respectively.

The following table summarizes the stock option activity for the three months ended March 31, 2016 and 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	156,407	$13.59
Granted	—	—
Exercised	(37,437)	11.91
Forfeited or expired	(7,441)	15.08
Outstanding at March 31, 2015	111,529	$14.06	3.17	$353

Outstanding at December 31, 2015	79,408	$14.19
Granted	—	—
Exercised	(10,190)	13.90
Forfeited or expired	(4,000)	17.07
Outstanding at March 31, 2016	65,218	$14.06	2.85	$229
Vested and expected to vest at March 31, 2016	65,218	$14.06	2.85	$229
Exercisable at March 31, 2016	65,218	$14.06	2.85	$229

(b) Restricted and Unrestricted Stock Awards
For the three months ended March 31, 2016 and 2015, the Company recognized compensation expense related to restricted and unrestricted stock awards of $445,000 and $348,000, respectively, and a related tax benefit of $156,000 and $122,000, respectively. As of March 31, 2016, the total unrecognized compensation expense related to non-vested restricted stock awards was $4.1 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.6 years. The vesting date fair value of the restricted stock awards that vested during the three months ended March 31, 2016 and 2015 was $646,000 and $533,000, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the three months ended March 31, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	238,669	$15.20
Granted	90,627	16.28
Vested	(32,699)	14.66
Forfeited	(2,022)	15.63
Nonvested at March 31, 2015	294,575	$15.59

Nonvested at December 31, 2015	264,521	$15.92
Granted	99,373	17.51
Vested	(36,651)	15.52
Forfeited	(1,681)	16.16
Nonvested at March 31, 2016	325,562	$16.45

(13)	Fair Value Measurements
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
(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to measure the fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale:
The fair values of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, fair values of investment securities are determined by quoted market prices which is generally the case for mutual funds and other equities (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). Level 2 includes U.S. Treasury, U.S. Government and agency debt securities, municipal securities, corporate securities and mortgage-backed securities and collateralized mortgage obligations-residential. For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$19,233	$—	$19,233	$—
Municipal securities	234,538	—	234,538	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	559,196	—	559,196	—
Corporate obligations	9,128	—	9,128	—
Mutual funds and other equities	76	76	—	—
Total investment securities available for sale	$822,171	$76	$822,095	$—
Derivative assets - interest rate swaps	$1,602	$—	$1,602	$—
Liabilities
Derivative liabilities - interest rate swaps	$1,602	$—	$1,602	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	$—	$35,577	$—
Municipal securities	220,993	—	220,993	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	546,132	—	546,132	—
Corporate obligations	9,113	—	9,113	—
Mutual funds and other equities	54	54	—	—
Total investment securities available for sale	$811,869	$54	$811,815	$—
Derivative assets - interest rate swaps	$543	$—	$543	$—
Liabilities
Derivative liabilities - interest rate swaps	$543	$—	$543	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 and the net losses (gains) recorded in earnings during three months ended March 31, 2016 and 2015.

	Basis(1)	Fair Value at March 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2016
	(In thousands)
Impaired loans:
Commercial business:
Owner-occupied commercial real estate	$367	$362	$—	$—	$362	$(25)
Total commercial business	367	362	—	—	362	(25)
Real estate construction and land development:
One-to-four family residential	888	865	—	—	865	(6)
Total real estate construction and land development	888	865	—	—	865	(6)
Total impaired loans	1,255	1,227	—	—	1,227	(31)
Other real estate owned:	257	68	—	—	68	189
Total assets measured at fair value on a nonrecurring basis	$1,512	$1,295	$—	$—	$1,295	$158

(1)	Basis represents the unpaid principal balance of impaired loans and carrying value at ownership date of other real estate owned.

	Basis(1)	Fair Value at December 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2015
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$1,753	$1,719	$—	$—	$1,719	$—
Total real estate construction and land development	1,753	1,719	—	—	1,719	—
Total impaired loans	1,753	1,719	—	—	1,719	—
Total assets measured at fair value on a nonrecurring basis	$1,753	$1,719	$—	$—	$1,719	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,227	Market approach	Adjustment for differences between the comparable sales	(20.0%) - 63.9%; 31.1%
Other real estate owned	$68	Market approach	Adjustment for differences between the comparable sales	(19.9%) - 0.0%; (5.9%)

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,719	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 63.9%; 24.5%
The nonrecurring fair value measurement disclosures in the tables above exclude impaired loans that are collateral dependent but for which the collateral value exceeds the Company's recorded investment, and exclude impaired loans that are measured using the discounted cash flow approach because the discount rate used is generally not a fair value input.

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

	March 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$94,019	$94,019	$94,019	$—	$—
Other interest earning deposits	5,461	5,493	—	5,493	—
Investment securities available for sale	822,171	822,171	76	822,095	—
Federal Home Loan Bank stock	4,380	N/A	N/A	N/A	N/A
Loans held for sale	7,036	7,230	—	7,230	—
Total loans receivable, net	2,429,481	2,490,769	—	—	2,490,769
Accrued interest receivable	11,003	11,003	12	3,790	7,201
Derivative assets - interest rate swaps	1,062	1,602	—	1,602	—
Liabilities
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,723,089	$2,723,089	$2,723,089	$—	$—
Certificate of deposit accounts	407,840	407,959	—	407,959	—
Total deposits	$3,130,929	$3,131,048	$2,723,089	$407,959	$—
Securities sold under agreement to repurchase	$20,342	$20,342	$20,342	$—	$—
Junior subordinated debentures	19,497	16,250	—	—	16,250
Accrued interest payable	199	199	48	126	25
Derivative liabilities - interest rate swaps	1,062	1,602	—	1,602	—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,640	$126,640	$126,640	$—	$—
Other interest earning deposits	6,719	6,723	—	6,723	—
Investment securities available for sale	811,869	811,869	54	811,815	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,682	7,883	—	7,883	—
Loans receivable, net of allowance for loan losses	2,372,296	2,441,531	—	—	2,441,531
Accrued interest receivable	10,469	10,469	5	3,335	7,129
Derivative assets - interest rate swaps	543	543	—	543	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,687,954	$2,687,954	$2,687,954	$—	$—
Certificate of deposit accounts	420,333	423,352	—	423,352	—
Total deposits	$3,108,287	$3,111,306	$2,687,954	$423,352	$—
Securities sold under agreement to repurchase	$23,214	$23,214	$23,214	$—	$—
Junior subordinated debentures	19,424	15,000	—	—	15,000
Accrued interest payable	207	207	50	133	24
Derivative liabilities - interest rate swaps	543	543	—	543	—
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
Loans Receivable:
Except for impaired loans discussed previously, fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under FASB ASC 820-10, Fair Value Measurements and Disclosures, and generally produce a higher value.

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
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2016. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2015 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At March 31, 2016, we had total assets of $3.68 billion and total stockholders’ equity of $480.2 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, including primarily deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.

Our net income is affected by many factors, including the provision for loan losses. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that the Company believes is appropriate to provide for probable incurred credit losses in its loan portfolio.
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

Earnings Summary
Net income was $0.30 per diluted common share for the three months ended March 31, 2016 compared to $0.32 per diluted common share for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 was $9.1 million compared to net income of $9.8 million for the same period in 2015. The $688,000, or 7.0% decrease in net income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily the result of a $1.7 million gain on sale of the Merchant Visa portfolio recognized during the three months ended March 31, 2015, offset partially by decreases in income tax expense of $843,000 and other expense of $534,000.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 66.3% for the three months ended March 31, 2016 from 63.5% for the three months ended March 31, 2015. The increase in the efficiency ratio for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is attributable to a $1.4 million decrease in noninterest income, primarily as a result of the above mentioned gain on sale of the Merchant Visa portfolio, as well as a $331,000 increase in noninterest expense. The decline in the efficiency ratio for the three months ended March 31, 2016 was also due to a decline in the net interest margin, as a result of the continued low interest rate environment. The net interest margin decreased 27 basis points to 4.04% for the three months ended March 31, 2016 compared to 4.31% for the same period in 2015.

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
Net interest income increased $86,000, or 0.3%, to $32.8 million for the three months ended March 31, 2016 compared to $32.7 million for the same period in 2015. The following table provides relevant net interest income information for the dates indicated. The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield. Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net	$2,391,749	$30,177	5.07%	$2,239,662	$30,481	5.52%
Taxable securities	592,715	2,796	1.90	568,887	2,684	1.91
Nontaxable securities	217,106	1,171	2.17	201,199	1,033	2.08
Other interest earning assets	60,831	91	0.60	66,100	51	0.31
Total interest earning assets	3,262,401	34,235	4.22%	3,075,848	34,249	4.52%
Noninterest earning assets	379,385			364,120
Total assets	$3,641,786			$3,439,968
Interest Bearing Liabilities:
Certificates of deposit	$413,110	$524	0.51%	$509,141	$647	0.52%
Savings accounts	462,345	161	0.14	364,857	99	0.11
Interest bearing demand and money market accounts	1,442,244	569	0.16	1,322,733	572	0.18
Total interest bearing deposits	2,317,699	1,254	0.22	2,196,731	1,318	0.24
FHLB advances and other borrowings	—	—	—	271	—	0.23
Securities sold under agreement to repurchase	22,086	11	0.21	28,223	18	0.26
Junior subordinated debentures	19,450	210	4.34	19,146	239	5.06
Total interest bearing liabilities	2,359,235	1,475	0.25%	2,244,371	1,575	0.28%
Demand and other noninterest bearing deposits	776,786			696,299
Other noninterest bearing liabilities	29,252			38,486
Stockholders’ equity	476,513			460,812
Total liabilities and stockholders’ equity	$3,641,786			$3,439,968
Net interest income		$32,760			$32,674
Net interest spread			3.97%			4.24%
Net interest margin			4.04%			4.31%
Average interest earning assets to average interest bearing liabilities			138.28%			137.05%
(1) Annualized

Interest Income
Total interest income was $34.2 million for both the three months ended March 31, 2016 and 2015. Total interest income remained constant primarily as a result of the increase in the average balance of total interest earning assets for the three months ended March 31, 2016 compared to the same period in 2015 offset by a decrease in the yield on average interest earning assets for the same period. The balance of average interest earning assets increased $186.6 million, or 6.1%, to $3.26 billion for the three months ended March 31, 2016 from $3.08 billion for the three months ended March 31, 2015 due primarily to a $152.1 million, or 6.8%, increase in the average balance of loans receivable as a result of loan growth. The average balances of taxable and nontaxable securities increase of $39.7 million, or 5.2%, to $809.8 million for the three months ended March 31, 2016 from $770.1 million for the three months ended March 31, 2015 is attributable to investment purchases.
The yield on total interest earning assets decreased 30 basis points to 4.22% for the three months ended March 31, 2016 from 4.52% for the three months ended March 31, 2015. The decrease was due primarily to a decrease in the yield on the loan portfolio.
Interest income on loans decreased $304,000, or 1.0%, to $30.2 million or the three months ended March 31, 2016 from $30.5 million for the same period in 2015 due primarily to a decrease in loan yields, which was the result of a decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income. Loan yields decreased to 5.07% for the three months ended March 31, 2016 compared to 5.52% for the same period in 2015. The effect on loan yields from incremental accretion income decreased 30 basis points to 0.30% for the three months ended March 31, 2016 from 0.60% for the three months ended March 31, 2015. The decrease in loan yields was partially mitigated by the above mentioned increase in average loans receivable for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Interest income on investment securities increased $250,000, or 6.7%, to $4.0 million during the three months ended March 31, 2016 from $3.7 million for the three months ended March 31, 2015 due primarily to an increase in the average balance of investment securities. In addition, interest income on nontaxable securities increased due to a nine basis point increase in the yield on nontaxable securities to 2.17% for the three months ended March 31, 2016 from 2.08% for the same period in 2015. The increase in interest income on securities was partially offset by a slight decrease in yield on taxable securities to 1.90% for the three months ended March 31, 2016 from 1.91% for the same period in 2015.
Interest Expense
Total interest expense decreased by $100,000, or 6.3%, to $1.5 million for the three months ended March 31, 2016 from $1.6 million for the three months ended March 31, 2015. The average cost of interest bearing liabilities decreased three basis points to 0.25% for the three months ended March 31, 2016 from 0.28% for the three months ended March 31, 2015. Total average interest bearing liabilities increased by $114.9 million, or 5.1%, to $2.36 billion for the three months ended March 31, 2016 from $2.24 billion for the three months ended March 31, 2015.
The decrease in interest expense was primarily due to a $96.0 million, or 18.9%, decrease in the average balance of certificates of deposit to $413.1 million during the three months ended March 31, 2016 from $509.1 million during the same period in 2015 and a one basis point decrease in the cost on certificates of deposits to 0.51% from 0.52% for the same periods. Based on the change in the volume and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $123,000, or 19.0%, to $524,000 for the three months ended March 31, 2016 from $647,000 for the same period in 2015.
Interest expense on interest bearing demand and money market accounts remained relatively consistent compared to the same period in 2015 at $569,000 for the three months ended March 31, 2016 due to a two basis point decrease in the cost of interest bearing demand and money market accounts to 0.16% for the three months ended March 31, 2016 from 0.18% for the three months ended March 31, 2015, offset by a $119.5 million, or 9.0%, increase in the average balance of interest bearing demand and money market accounts for the same periods.
The decrease in interest expense on deposits was offset by a $62,000, or 62.6%, increase in the cost of savings accounts to $161,000 for the three months ended March 31, 2016 from $99,000 for the same period in 2015 due to the combination of a $97.5 million, or 26.7%, increase in average balance to $462.3 million for the three months ended March 31, 2016 from $364.9 million for the same period in 2015 and an increase of three basis points in the cost of savings accounts to 0.14% from 0.11% for the three months ended March 31, 2015.
Total interest expense on deposits decreased $64,000, or 4.9%, to $1.3 million during the three months ended March 31, 2016, unchanged from the same period in 2015. The total cost on interest bearing deposits decreased to 0.22% for the three months ended March 31, 2016 from 0.24% for the same period in 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended March 31, 2016 was 4.34%, a decrease of 72 basis points from 5.06% for the same period in 2015.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended March 31, 2016 decreased 27 basis points to 4.04% from 4.31% for the same period in 2015. The net interest spread for the three months ended March 31, 2016 also decreased 27 basis points to 3.97% from 4.24% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.82%	3.87%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.22	0.44
Net interest margin	4.04%	4.31%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and is modified as a result of quarterly cash flow re-estimation.

The dollar amount of incremental accretion income was $1.8 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the three months ended March 31, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.
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
The provision for loan losses decreased $69,000, or 5.7% to $1.1 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The amount of the provision was calculated in accordance with the Company's methodology for determining the allowance for loan losses as discussed below. The decrease in the provision for loan losses for the three months ended March 31, 2016 from the same period in 2015 was primarily the result of a change in the mix of loans.
Based on the change in mix and volume of the loan portfolio at March 31, 2016 compared to December 31, 2015, as well as the decrease in certain historical loss factors and improvements in certain environmental factors, the Company determined that the provision for loan losses for the three months ended March 31, 2016 was appropriate. The ratio of net charge-offs to average loans receivable was 0.20% for both the three months ended March 31, 2016 and 2015.
The Bank has established a comprehensive methodology for determining the allowance for loan losses. On a quarterly basis, the Bank performs an analysis for all loans, excluding PCI loans, by taking into consideration pertinent factors underlying the credit quality of the loan portfolio. These factors include the historical loss experience for various loan classes, the balance of potential problem loans and impact of environmental factors, including levels of and trends in delinquencies and impaired loans, levels of and trends in charge-offs and recoveries, trends in volume and terms of loans, effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices, the experience, ability and depth of lending management and other relevant staff, national and local economic trends and conditions, other external factors such as competition, legal and regulatory, effects of changes in credit concentrations and other factors to determine the level of the allowance for loan losses.
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
The allowance for loan losses was $29.7 million at both March 31, 2016 and December 31, 2015. As of March 31, 2016, the Bank identified $33.7 million of impaired loans, of which $10.5 million have no allowances for credit losses as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying value. The remaining $23.2 million of impaired loans have related allowances for credit losses totaling $3.0 million.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $29.7 million at March 31, 2016 (1.21% of loans receivable, net and 240.14% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2015 of $29.7 million (1.24% of loans receivable, net and 307.67% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At March 31, 2016 and December 31, 2015, the remaining fair value discount for these purchased loans was $18.6 million and $20.4 million, respectively.
The following table outlines the allowance for loan losses and related loan balances at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$18,608	$17,354
Gross loans, excluding PCI and impaired loans	$2,346,699	$2,283,832
Percentage	0.79%	0.76%

PCI Allowance:
Allowance for loan losses	$8,023	$9,084
Gross PCI loans	$77,461	$86,919
Percentage	10.36%	10.45%

Specific Valuation Allowance:
Allowance for loan losses	$3,036	$3,308
Gross impaired loans	$33,682	$30,362
Percentage	9.01%	10.90%

Total Allowance for Loan Losses:
Allowance for loan losses	$29,667	$29,746
Gross loans receivable	$2,457,842	$2,401,113
Percentage	1.21%	1.24%
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

Noninterest Income
Total noninterest income decreased $1.4 million, or 16.2%, to $7.0 million for the three months ended March 31, 2016 compared to $8.3 million for the same period in 2015. The following tables present the change in the key components of noninterest income for the periods noted.

	Three Months Ended March 31,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,356	$3,295	$61	1.9%
Gain on sale of investment securities, net	560	544	16	(2.9)
Gain on sale of loans, net	729	1,135	(406)	(35.8)
Gain on sale of Merchant Visa portfolio	—	1,650	(1,650)	(100.0)
Other income	2,345	1,721	624	36.3
Total noninterest income	$6,990	$8,345	$(1,355)	(16.2)%

Service charges and other fees increased $61,000, or 1.9%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in service charges and other fees are primarily the result of customer balance increases in deposit accounts. For the three months ended March 31, 2016, average total deposits were $3.09 billion compared to $2.89 billion for the three months ended March 31, 2015.
Gain on sale of investment securities, net, was $560,000 for the three months ended March 31, 2016 compared to $544,000 for the same period in 2015. The gain on sales were recognized on the investment portfolio as a result of continuing to manage the portfolio in order to improve overall performance of the portfolio.
Gain on sale of loans, net, was $729,000 for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015 and includes net gains on the sale of the government guaranteed portion of certain Small Business Administration ("SBA") loans and net gains on sale of one-to-four family residential loans. The $406,000, or 35.8%, decrease was primarily due to a $404,000 decrease in gain on sale of SBA loans to $131,000 for the three months ended March 31, 2016 from $535,000 for the same period in 2015 based on a decrease in SBA guarantee sales activities due to competitive pressures. The decrease in gain on sale of loans was also due to a decrease in mortgage activities for the first quarter in fiscal year 2016 compared to the same period in 2015. Originations of loans held for sale decreased $6.0 million, or 20.5%, to $23.2 million for the three months ended March 31, 2016 compared to $29.2 million for the three months ended March 31, 2015. Proceeds from sale of loans decreased $2.6 million, or 9.5%, to $24.6 million for the three months ended March 31, 2016 from $27.1 million for the three months ended March 31, 2015.
Other income increased $624,000, or 36.3%, to $2.3 million for the three months ended March 31, 2016 from $1.7 million for the three months ended March 31, 2015. The increase in other income for the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of a $209,000 increase in income from bank-owned life insurance ("BOLI") policies to $344,000 for the three months ended March 31, 2016 from $135,000 for the same period in 2015. The increase in BOLI income was primarily the result of an additional $25.0 million of insurance policies that were purchased during the second quarter of 2015. Other income additionally increased because the Company recorded no change in FDIC indemnification asset for the three months ended March 31, 2015 as the shared-loss agreements were terminated during the third quarter of fiscal year 2015. The Bank recorded $(193,000) in change in FDIC indemnification asset during the three months ended March 31, 2015. Finally, the increase in other income was attributable to $138,000 of income recorded during the three months ended March 31, 2016 from investment in the community development entity as part of the Company's investment in new market tax credit program. The Company did not record similar income for the same period in 2015. The increase in other income was partially offset by a $166,000 decrease in loan loss recoveries, primarily of Washington Banking loans, which were charged-off prior to respective acquisition or merger dates. These off-balance sheet loan deficiencies had a zero fair value estimate at the acquisition or merger dates.

Noninterest Expense
Noninterest expense increased $331,000, or 1.3%, to $26.4 million during the three months ended March 31, 2016 compared to $26.0 million for the three months ended March 31, 2015. The following table presents the change in the key components of noninterest expense for the periods noted.

	Three Months Ended March 31, 2016
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$15,121	$14,225	$896	6.3%
Occupancy and equipment	3,836	3,691	145	3.9
Data processing	1,792	1,627	165	10.1
Marketing	728	633	95	15.0
Professional services	845	805	40	5.0
State and local taxes	607	620	(13)	(2.1)
Federal deposit insurance premium	492	516	(24)	(4.7)
Other real estate owned, net	411	658	(247)	(37.5)
Amortization of intangible assets	335	527	(192)	(36.4)
Other expense	2,202	2,736	(534)	(19.5)
Total noninterest expense	$26,369	$26,038	$331	1.3%

Compensation and employee benefits increased $896,000, or 6.3%, to $15.1 million during the three months ended March 31, 2016 compared to $14.2 million during the three months ended March 31, 2015. The increase in the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, and standard salary increases.
Other real estate owned, net expense decreased $247,000, or 37.5%, to $411,000 during the three months ended March 31, 2016 compared to $658,000 during the three months ended March 31, 2015. The decrease in other real estate owned, net, was primarily the result of a $151,000 decrease in property-related expenses due primarily to the decrease of other real estate owned to $1.8 million at March 31, 2016 from $4.1 million at March 31, 2015. The decrease in other real estate owned, net, was also the result of a gain on sale of other real estate owned of $10,000 for the three months ended March 31, 2016 compared to a loss on sale of other real estate owned of $70,000 during the three months ended March 31, 2015.
Other expense decreased $534,000, or 19.5%, to $2.2 million for the three months ended March 31, 2016 from $2.7 million for the same period in 2015. The decrease for the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of a decrease in courier service as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses given the decrease in number of full-time equivalents and a concerted effort of the Company to reduce other expenses.
The ratio of noninterest expense to average assets (annualized) was 2.91% for the three months ended March 31, 2016, compared to 3.07% for the three months ended March 31, 2015. The decrease was primarily a result of cost efficiencies gained and the above mentioned efforts by the Company to reduce noninterest expenses.

Income Tax Expense
Income tax expense decreased by $843,000, or 21.1%, to $3.2 million for the three months ended March 31, 2016 from $4.0 million for the three months ended March 31, 2015. The decrease in the income tax expense was primarily due to the decrease in pre-tax income. The Company’s effective tax rate was 25.7% for the three months ended March 31, 2016 compared to 29.0% for the same period in 2015. The decrease in the Company's effective tax rate during the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities, an increase in BOLI income and an increase in tax benefits from low income housing tax credits.

Financial Condition Overview
Total assets increased $27.2 million, or 0.7%, to $3.68 billion as of March 31, 2016 compared to $3.65 billion as of December 31, 2015. The total loans receivable, net, increased $57.2 million, or 2.4%, to $2.43 billion at March 31, 2016 compared to $2.37 billion at December 31, 2015. Loans were primarily funded through an increase in deposits and secondarily through a decrease in cash and cash equivalents. Deposits increased by $22.6 million, or 0.7%, to $3.13 billion as of March 31, 2016 compared to $3.11 billion as of December 31, 2015. Cash and cash equivalents decreased $32.6 million, or 25.8%, to $94.0 million at March 31, 2016 from $126.6 million at December 31, 2015.
Investment securities available for sale increased $10.3 million, or 1.3%, to $822.2 million at March 31, 2016 from $811.9 million at December 31, 2015. The increase was due primarily to increases in unrealized gains on investment securities as a result of increases in market values as well as purchases of additional investment securities.
Prepaid expenses and other assets decreased $5.6 million, or 9.6%, to $52.8 million at March 31, 2016 from $58.4 million at December 31, 2015 primarily due to a $5.9 million decrease in current and deferred tax assets. The decrease in prepaid expenses and other assets was partially offset by a $1.1 million increase in the value of interest rate swaps.
Total non-maturity deposits increased to 87.0% of total deposits at March 31, 2016 from 86.5% at December 31, 2015 and certificates of deposits decreased to 13.0% of total deposits at March 31, 2016 from 13.5% at December 31, 2015.
Securities sold under agreement to repurchase decreased $2.9 million, or 12.4%, to $20.3 million as of March 31, 2016 from $23.2 million as of December 31, 2015. The decrease is primarily due to changes in customer deposit balances.
Accrued expenses and other liabilities decreased $2.8 million, or 9.4%, to $27.1 million at March 31, 2016 from $29.9 million at December 31, 2015 primarily as a result of incentive compensation payments made during the first quarter of 2016 and a decrease in cashier's checks based on customer activity. The decrease in accrued expenses and other liabilities was partially offset by the $1.1 million increase in the value of interest rate swaps.
Total stockholders’ equity increased by $10.2 million, or 2.2%, to $480.2 million as of March 31, 2016 from $470.0 million at December 31, 2015. The increase during the three months ended March 31, 2016 was due primarily to net income of $9.1 million and an increase of $5.7 million in accumulated other comprehensive income, partially offset by cash dividends declared of $3.3 million and common stock repurchases totaling $1.9 million. The Company’s equity position remains strong at 13.1% of total assets as of March 31, 2016 compared to 12.9% as of December 31, 2015.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2015 to March 31, 2016.

	March 31, 2016	December 31, 2015	Change between March 31, 2016 and December 31, 2015	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$94,019	$126,640	$(32,621)	(25.8)%
Other interest earning deposits	5,461	6,719	(1,258)	(18.7)
Investment securities	822,171	811,869	10,302	1.3
Loans held for sale	7,036	7,682	(646)	(8.4)
Total loans receivable, net	2,429,481	2,372,296	57,185	2.4
Other real estate owned	1,826	2,019	(193)	(9.6)
Premises and equipment, net	61,182	61,891	(709)	(1.1)
Federal Home Loan Bank stock, at cost	4,380	4,148	232	5.6
Bank owned life insurance	61,238	60,876	362	0.6
Accrued interest receivable	11,003	10,469	534	5.1
Prepaid expenses and other assets	52,752	58,365	(5,613)	(9.6)
Other intangible assets, net	8,454	8,789	(335)	(3.8)
Goodwill	119,029	119,029	—	—
Total assets	$3,678,032	$3,650,792	$27,240	0.7%

Liabilities
Deposits	$3,130,929	$3,108,287	$22,642	0.7
Junior subordinated debentures	19,497	19,424	73	0.4
Securities sold under agreement to repurchase	20,342	23,214	(2,872)	(12.4)
Accrued expenses and other liabilities	27,083	29,897	(2,814)	(9.4)
Total liabilities	3,197,851	3,180,822	17,029	0.5
Stockholders' equity
Common stock	358,158	359,451	(1,293)	(0.4)
Retained earnings	113,753	107,960	5,793	5.4
Accumulated other comprehensive income, net	8,270	2,559	5,711	223.2
Total stockholders' equity	480,181	469,970	10,211	2.2
Total liabilities and stockholders' equity	$3,678,032	$3,650,792	$27,240	0.7%

Lending Activities
As indicated in the table below, loans receivable, net was $2.46 billion at March 31, 2016, an increase of $57.1 million, or 2.4%, from $2.40 billion at December 31, 2015. The increase in loans receivable for the three months ended March 31, 2016 was primarily due to a $33.1 million increase in non-owner occupied commercial real estate loans, a $16.7 million increase in five or more family residential and commercial property real estate construction and land development loans and a $14.3 million increase in consumer loans.

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$592,308	24.1%	$596,726	24.8%
Owner-occupied commercial real estate	630,486	25.6	629,207	26.2
Non-owner occupied commercial real estate	730,489	29.7	697,388	29.0
Total commercial business	1,953,283	79.4	1,923,321	80.0
One-to-four family residential	72,806	3.0	72,548	3.0
Real estate construction and land development:
One-to-four family residential	47,296	1.9	51,752	2.2
Five or more family residential and commercial properties	71,998	2.9	55,325	2.3
Total real estate construction and land development	119,294	4.8	107,077	4.5
Consumer	312,459	12.7	298,167	12.4
Gross loans receivable	2,457,842	99.9	2,401,113	99.9
Deferred loan costs, net	1,306	0.1	929	0.1
Loans receivable, net	$2,459,148	100.0%	$2,402,042	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$9,210	$7,122
One-to-four family residential	37	38
Real estate construction and land development	2,272	2,414
Consumer	835	94
Total nonaccrual loans (1)(2)	12,354	9,668
Other real estate owned	1,826	2,019
Total nonperforming assets	$14,180	$11,687

Allowance for loan losses	29,667	29,746
Allowance for loan losses to loans receivable, net	1.21%	1.24%
Allowance for loan losses to nonperforming loans	240.14%	307.67%
Nonperforming loans to total loans receivable, net	0.50%	0.40%
Nonperforming assets to total assets	0.39%	0.32%

Performing TDR loans:
Commercial business	$17,845	$17,345
One-to-four family residential	233	236
Real estate construction and land development	3,133	3,014
Consumer	117	100
Total performing TDR loans (3)	$21,328	$20,695
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	94,821	110,357

(1)	At March 31, 2016 and December 31, 2015, $6.9 million and $6.3 million of nonperforming loans, respectively, were considered troubled debt restructured.

(2)	At March 31, 2016 and December 31, 2015, $1.4 million and $1.1 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At March 31, 2016 and December 31, 2015, $779,000 and $449,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at March 31, 2016 or December 31, 2015.

(5)	At March 31, 2016 and December 31, 2015, $809,000 and $1.2 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets increased $2.5 million, or 21.3%, to $14.2 million, or 0.39% of total assets, at March 31, 2016 from $11.7 million, or 0.32% of total assets at December 31, 2015 due to an increase of $2.7 million in nonaccrual loans partially offset by a decrease of $193,000 in other real estate owned. For the three months ended March 31, 2016, the increase in nonaccrual loans was primarily due to $4.0 million in additions to nonaccrual loans, offset partially by $1.1 million of net principal reductions and $206,000 of charge-offs. The other real estate owned balance decreased to $1.8 million at March 31, 2016 from $2.0 million at December 31, 2015 as a result of the sale of two properties with net proceeds of $543,000 and gains of $10,000 along with a $312,000 valuation adjustment to record three properties (two of which were sold for the slight gains) at their estimated proceeds value based on recent purchase and sales agreements.
Performing TDR loans were $21.3 million and $20.7 million as of March 31, 2016 and December 31, 2015, respectively. The $633,000, or 3.1%, increase in performing TDR loans for the three months ended March 31, 2016 was primarily the result of the restructuring of $508,000 of loans during the period and advances on existing TDRs of

$420,000, partially offset by net principal payments of $295,000. At both March 31, 2016 and December 31, 2015, the Company had recorded $2.1 million in allowance for loan losses on the performing TDR loans.
Potential problem loans as of March 31, 2016 and December 31, 2015 were $94.8 million and $110.4 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $15.5 million, or 14.1%, decrease in potential problem loans was primarily the result of loan grade improvements of $9.8 million, net loan principal payments of $6.0 million, loans transferred to impaired status of $3.9 million and loan charge-offs of $1.4 million, partially offset by the addition of loans graded as potential problem loans of $6.2 million during the three months ended March 31, 2016.

Analysis of Allowance for Loan Losses
Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable incurred losses in the loan portfolio at the balance sheet date. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:
•Historical loss experience in the loan portfolio;
•Balance of potential problem loans in the loan portfolio;
•Impact of environmental factors, including:
▪Levels of and trends in delinquencies and impaired loans;
▪Levels of and trends in charge-offs and recoveries;

▪	Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
▪Experience, ability, and depth of lending management and other relevant staff;
▪National and local economic trends and conditions;
▪Other external factors such as competition, legal, and regulatory;
▪Effects of changes in credit concentrations; and
▪Other factors
We calculate an appropriate ALL for loans in our loan portfolio, except PCI loans, by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and TDRs, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate ALL combines the provisions made for our non-classified loans, classified loans, and the specific provisions made for each impaired loan.
The allowance for loan losses on loans designated as non-PCI loans is similar to the methodology described above except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology.
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
While we believe we use the best information available to determine the allowance for loan losses under our methodology, results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance allocations based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our allowance for loan losses as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,459,148	$2,288,314
Average loans receivable during the period	$2,391,749	$2,239,662

Allowance for loan losses on loans at the beginning of the period	$29,746	$27,729
Provision for loan losses	1,139	1,208
Charge-offs:
Commercial business	(1,230)	(848)
Real estate construction and land development	(153)	(106)
Consumer	(338)	(481)
Total charge-offs	(1,721)	(1,435)
Recoveries:
Commercial business	274	201
One-to-four family residential	1	1
Real estate construction and land development	83	—
Consumer	145	112
Total recoveries	503	314
Net charge-offs	(1,218)	(1,121)
Allowance for loan losses at the end of the period	$29,667	$27,816

Allowance for loan losses to loans receivable, net	1.21%	1.22%
Ratio of net charge-offs to average loans receivable (annualized)	0.20%	0.20%
The allowance for loan losses was $29.7 million at both March 31, 2016 and December 31, 2015, which was the result of net charge-offs of $1.2 million and provision for loan losses of $1.1 million recorded during the three months ended March 31, 2016. The allowance for loan losses to loans receivable, net, ratio decreased slightly to 1.21% at March 31, 2016 from 1.24% at December 31, 2015.
The nonperforming loans increased $2.7 million, or 27.8%, to $12.4 million at March 31, 2016 from $9.7 million at December 31, 2015. Nonperforming loans to loans receivable, net was 0.50% at March 31, 2016 compared to 0.40% at December 31, 2015, and the allowance for loan losses to nonperforming loans was 240.14% at March 31, 2016 and 307.67% at December 31, 2015.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2016.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.13 billion at March 31, 2016, an increase of $22.6 million, or 0.7%, from $3.11 billion at December 31, 2015.

	March 31, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Non-interest bearing demand deposits	$794,516	25.4%	$770,927	24.8%
NOW accounts	944,105	30.2	917,859	29.5
Money market accounts	519,052	16.5	545,342	17.6
Savings accounts	465,416	14.9	453,826	14.6
Total non-maturity deposits	2,723,089	87.0	2,687,954	86.5
Certificates of deposit	407,840	13.0	420,333	13.5
Total deposits	$3,130,929	100.0%	$3,108,287	100.0%
The increase in deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) have increased $35.1 million, or 1.3%, to $2.72 billion at March 31, 2016 from $2.69 billion at December 31, 2015 and certificate of deposit accounts have decreased $12.5 million, or 3.0%, to $407.8 million at March 31, 2016 from $420.3 million at December 31, 2015. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 13.0% at March 31, 2016 from 13.5% at December 31, 2015.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2016, the Bank had securities sold under agreement to repurchase totaling $20.3 million, a decrease of $2.9 million, or 12.4%, from $23.2 million at December 31, 2015. The decrease is the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at March 31, 2016 was $19.5 million, which reflects the fair value of the debentures established during the merger with Washington Banking, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At March 31, 2016, the Bank maintained credit facilities with the FHLB of Des Moines for $616.7 million and credit facilities with the Federal Reserve Bank of San Francisco for $53.2 million, of which there were no borrowings outstanding at March 31, 2016. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of March 31, 2016. There were no federal funds purchased as of March 31, 2016.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2016, cash and cash equivalents totaled $94.0 million, or 2.6% of total assets. In addition, $249,000 of the $5.5 million of other interest earning deposits are scheduled to mature within one year of March 31, 2016. The fair value of investment securities available for sale totaled $822.2 million at March 31, 2016 of which $240.8 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $581.4 million, or 15.8%, of total assets at March 31, 2016. The fair value of investment securities available for sale with maturities of one year or less were $4.9 million, or 0.13% of total assets at March 31, 2016.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2016, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $6.4 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $13.1 million for the three months ended March 31, 2016, and primarily consisted of proceeds from sale of loans held for sale of $24.6 million, net income of $9.1 million, depreciation and amortization of $3.3 million and provision for loan losses of $1.1 million, partially offset by originations for loans held for sale of $23.2 million. During the three months ended March 31, 2016, net cash used in investing activities was $60.4 million, which consisted primarily of purchases of investment securities available for sale of $76.6 million and net loan originations of $58.6 million, offset partially by proceeds from sales of investment securities available for sale of $50.4 million and maturities of investment securities available for sale of $23.0 million. Net cash provided in financing activities was $14.7 million for the three months ended March 31, 2016, and primarily consisted of a net increase in deposits of $22.6 million, offset partially by a $3.3 million payment of cash dividends on common stock, a $2.9 million decrease in the securities sold under agreement to repurchase and $1.9 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2016 was $480.2 million compared with $470.0 million at December 31, 2015. During the three months ended March 31, 2016, the Company realized net income of $9.1 million, declared and paid cash dividends of $3.3 million, recorded other comprehensive income of $5.7 million, recorded stock-based compensation expense related to restricted stock, net of tax effect, totaling $468,000, recorded $142,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $1.9 million.
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
As of March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$131,973	4.5%	N/A	N/A	$349,582	11.9%
Tier 1 leverage capital to average assets	140,427	4.0	N/A	N/A	368,961	10.5
Tier 1 capital to risk-weighted assets	175,964	6.0	N/A	N/A	368,961	12.6
Total capital to risk-weighted assets	234,618	8.0	N/A	N/A	398,798	13.6
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	131,953	4.5	190,599	6.5	362,291	12.4
Tier 1 leverage capital to average assets	140,367	4.0	175,459	5.0	362,291	10.3
Tier 1 capital to risk-weighted assets	175,938	6.0	234,583	8.0	362,291	12.4
Total capital to risk-weighted assets	234,583	8.0	293,229	10.0	392,128	13.4

As of December 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$129,673	4.5%	N/A	N/A	$345,993	12.0%
Tier 1 leverage capital to average assets	140,395	4.0	N/A	N/A	365,232	10.4
Tier 1 capital to risk-weighted assets	172,897	6.0	N/A	N/A	365,232	12.7
Total capital to risk-weighted assets	230,530	8.0	N/A	N/A	395,148	13.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	129,633	4.5	187,248	6.5	358,600	12.5
Tier 1 leverage capital to average assets	140,331	4.0	175,414	5.0	358,600	10.2
Tier 1 capital to risk-weighted assets	172,844	6.0	230,459	8.0	358,600	12.5
Total capital to risk-weighted assets	230,459	8.0	288,074	10.0	388,516	13.5
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
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 20, 2016, the Company’s Board of Directors declared a regular dividend of $0.12 per common share payable on May 19, 2016 to shareholders of record on May 5, 2016.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our annual report on Form 10-K for the year-ended at December 31, 2015.
We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Heritage and Heritage Bank are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended March 31,
	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	100,000	137,336	541,966
Stock repurchase average share price	$17.05	$16.10	$16.72
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended March 31, 2016 and 2015, the Company repurchased 11,255 and 9,923 shares of common stock at an average price of $17.62 and $16.31, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016— January 31, 2016	—	$—	7,755,389	1,073,034
February 1, 2016— February 29, 2016	101,361	17.05	7,855,389	973,034
March 1, 2016—March 31, 2016	9,894	17.66	7,855,389	973,034
Total	111,255	$17.10	7,855,389	973,034

(1)
Common shares repurchased by the Company between January 1, 2016 and March 31, 2016 include the cancellation of 11,255 shares of restricted stock to pay withholding taxes at a weighted average price of $17.62.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.12	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.13	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.14	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.15	Employment Agreements by and between Heritage and Edward Eng (17)

10.16	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

10.17	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling (19)

10.18	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling (20)

11	Statement regarding computation of earnings per share (21)

14.0	Code of Ethics and Conduct Policy (22)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015.

(21)	Reference is made to Note (10)—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part 1. Item 1. herein.

(22)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
May 3, 2016	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
May 3, 2016	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.