Form 10-Q
period 2016-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2016-08-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 1, 2016 there were 29,971,286 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
June 30, 2016

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares, Inc. and the Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to control operating costs and expenses; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$69,216	$63,816
Interest earning deposits	29,729	62,824
Cash and cash equivalents	98,945	126,640
Other interest earning deposits	5,461	6,719
Investment securities available for sale, at fair value	815,920	811,869
Loans held for sale	7,130	7,682
Loans receivable, net	2,524,601	2,402,042
Allowance for loan losses	(28,426)	(29,746)
Total loans receivable, net	2,496,175	2,372,296
Other real estate owned	1,560	2,019
Premises and equipment, net	60,759	61,891
Federal Home Loan Bank stock, at cost	5,700	4,148
Bank owned life insurance	61,571	60,876
Accrued interest receivable	10,535	10,469
Prepaid expenses and other assets	66,000	58,365
Other intangible assets, net	8,091	8,789
Goodwill	119,029	119,029
Total assets	$3,756,876	$3,650,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,158,906	$3,108,287
Federal Home Loan Bank advances	33,000	—
Junior subordinated debentures	19,571	19,424
Securities sold under agreement to repurchase	16,715	23,214
Accrued expenses and other liabilities	38,626	29,897
Total liabilities	3,266,818	3,180,822
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,992,236 and 29,975,439 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	358,663	359,451
Retained earnings	119,052	107,960
Accumulated other comprehensive income, net	12,343	2,559
Total stockholders’ equity	490,058	469,970
Total liabilities and stockholders’ equity	$3,756,876	$3,650,792
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$30,503	$30,554	$60,680	$61,035
Taxable interest on investment securities	2,838	2,328	5,634	5,012
Nontaxable interest on investment securities	1,193	1,048	2,364	2,081
Interest and dividends on other interest earning assets	58	60	149	111
Total interest income	34,592	33,990	68,827	68,239
INTEREST EXPENSE
Deposits	1,242	1,309	2,496	2,626
Junior subordinated debentures	216	193	426	432
Other borrowings	49	18	60	37
Total interest expense	1,507	1,520	2,982	3,095
Net interest income	33,085	32,470	65,845	65,144
Provision for loan losses	1,120	1,189	2,259	2,397
Net interest income after provision for loan losses	31,965	31,281	63,586	62,747
NONINTEREST INCOME
Service charges and other fees	3,476	3,687	6,832	6,982
Gain on sale of investment securities, net	201	425	761	969
Gain on sale of loans, net	1,242	1,282	1,971	2,417
Gain on sale of Merchant Visa portfolio	—	—	—	1,650
Other income	1,657	1,487	4,002	3,208
Total noninterest income	6,576	6,881	13,566	15,226
NONINTEREST EXPENSE
Compensation and employee benefits	14,898	13,842	30,019	28,067
Occupancy and equipment	4,111	3,850	7,947	7,541
Data processing	1,829	1,925	3,621	3,552
Marketing	781	1,063	1,509	1,696
Professional services	833	904	1,678	1,708
State and local taxes	604	569	1,211	1,189
Federal deposit insurance premium	528	523	1,020	1,038
Other real estate owned, net	61	200	472	859
Amortization of intangible assets	363	527	698	1,054
Other expense	2,469	2,676	4,671	5,413
Total noninterest expense	26,477	26,079	52,846	52,117
Income before income taxes	12,064	12,083	24,306	25,856
Income tax expense	3,169	3,358	6,320	7,352
Net income	$8,895	$8,725	$17,986	$18,504
Basic earnings per common share	$0.30	$0.29	$0.60	$0.61
Diluted earnings per common share	$0.30	$0.29	$0.60	$0.61
Dividends declared per common share	$0.12	$0.11	$0.23	$0.21
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$8,895	$8,725	$17,986	$18,504
Change in fair value of investment securities available for sale, net of tax of $2,267, $(2,062), $5,553 and $(358), respectively	4,203	(3,809)	10,278	(657)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(71), $(192), $(267) and $(382), respectively	(130)	(358)	(494)	(712)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0, $1, $0 and $4, respectively	—	100	—	108
Reclassification of remaining unaccreted other-than-temporary impairment upon sale of investment securities held to maturity included in income, net of tax $0, $44, $0 and $44, respectively	—	81	—	81
Other comprehensive income (loss)	4,073	(3,986)	9,784	(1,180)
Comprehensive income	$12,968	$4,739	$27,770	$17,324
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
	(In thousands, except per share amounts)
Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	116	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	43	541	—	—	541
Restricted stock compensation expense	—	716	—	—	716
Net excess tax benefits from vesting of restricted stock	—	90	—	—	90
Common stock repurchased	(464)	(7,723)	—	—	(7,723)
Net income	—	—	18,504	—	18,504
Other comprehensive income, net of tax	—	—	—	(1,180)	(1,180)
Cash dividends declared on common stock ($0.21 per share)	—	—	(6,326)	—	(6,326)
Balance at June 30, 2015	29,955	$358,365	$98,565	$2,198	$459,128

Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted and unrestricted stock awards issued, net of forfeitures	115	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	26	390	—	—	390
Restricted stock compensation expense	—	872	—	—	872
Net excess tax benefits from vesting of restricted stock	—	76	—	—	76
Common stock repurchased	(124)	(2,126)	—	—	(2,126)
Net income	—	—	17,986	—	17,986
Other comprehensive income, net of tax	—	—	—	9,784	9,784
Cash dividends declared on common stock ($0.23 per share)	—	—	(6,894)	—	(6,894)
Balance at June 30, 2016	29,992	$358,663	$119,052	$12,343	$490,058
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$17,986	$18,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,483	6,670
Changes in net deferred loan costs, net of amortization	(455)	(1,001)
Provision for loan losses	2,259	2,397
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(3,071)	(6,022)
Restricted stock compensation expense	872	716
Net excess tax benefit from exercise of stock options and vesting of restricted stock	(97)	(90)
Amortization of intangible assets	698	1,054
Gain on sale of investment securities, net	(761)	(969)
Origination of loans held for sale	(57,975)	(66,257)
Gain on sale of loans, net	(1,971)	(2,417)
Gain on sale of Merchant Visa portfolio	—	(1,650)
Proceeds from sale of loans	60,498	67,317
Earnings on bank owned life insurance	(695)	(403)
Valuation adjustment on other real estate owned	383	415
(Gain) loss on sale of other real estate owned, net	(42)	97
Loss on sale or write-off of furniture, equipment and leasehold improvements	244	—
Net cash provided by operating activities	24,356	18,361
Cash flows from investing activities:
Loans originated, net of principal payments	(126,335)	(98,885)
Maturities of other interest earning deposits	1,248	4,986
Maturities, calls and payments of investment securities available for sale	60,803	56,700
Maturities, calls and payments of investment securities held to maturity	—	1,235
Purchase of investment securities available for sale	(128,046)	(81,755)
Purchase of premises and equipment	(1,088)	(979)
Proceeds from sales of other real estate owned	770	1,639
Proceeds from sales of investment securities available for sale	75,837	63,460
Proceeds from sales of investment securities held to maturity	—	972
Proceeds from redemption of FHLB stock	10,460	8,160
Purchases of FHLB stock	(12,012)	(120)
Purchase of bank owned life insurance	—	(25,000)
Investment in low-income housing tax credit partnership	(2,254)	(244)
Net cash used in investing activities	(120,617)	(69,831)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	50,619	40,156
FHLB advances	294,500	—
Repayments of FHLB advances	(261,500)	—
Common stock cash dividends paid	(6,894)	(6,326)
Net decrease in securities sold under agreement to repurchase	(6,499)	(11,592)
Proceeds from exercise of stock options	369	541
Net excess tax benefit from exercise of stock options and vesting of restricted stock	97	90
Repurchase of common stock	(2,126)	(7,723)
Net cash provided by financing activities	68,566	15,146
Net decrease in cash and cash equivalents	(27,695)	(36,324)
Cash and cash equivalents at beginning of period	126,640	121,636
Cash and cash equivalents at end of period	$98,945	$85,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,008	$2,923
Cash paid for income taxes	6,000	9,805

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$652	$1,813
Investment in low income housing tax credit partnership and related funding commitment	10,224	—
Purchases of investment securities available for sale not settled	1,164	—
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Specifically, the Company reclassified $56.6 million of loans receivable previously classified as owner-occupied commercial real estate at December 31, 2015 to non-owner occupied commercial real estate for all comparative tables in Note (3) Loans Receivable. The related allowance for loan losses and provision for loan losses for all historical periods in Note (4) Allowance for Loan Losses were also reclassified. None of these loans were considered impaired at June 30, 2016 or December 31, 2015. The reclassification was due to a review of certain loan products, including hotels, assisted-living housing and self-storage units, for which the Bank determined the risk characteristics were more akin to non-owner occupied loans. Reclassifications had no effect on prior periods' net income or stockholders’ equity.
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
FASB ASU 2015-14, Revenue from Contracts with Customers, was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is a public business entity and will not early adopt the guidance in Update 2014-09 as permitted in this Update. The Company is currently evaluating the impact that Update 2014-09 will have on its Condensed Consolidated Financial Statements upon adoption.
FASB ASU 2015-16, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Condensed Consolidated Financial Statements as of June 30, 2016.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value ; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, was issued in March 2016 and it clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to principal versus agent considerations. The Update addresses identifying the unit of account and nature of the goods or services as well as applying the control principle and interactions with the control principle. The amendments to the Update do not change the core principle of the guidance. The effective date and transition requirements for this Update are the same as FASB ASU 2014-09. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments will be applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued in April 2016 which clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to identifying performance obligations and licensing. The effective date and transition requirements for this Update are the same as FASB ASU 2014-09. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients, was issued in May 2016. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only the narrow aspects of Topic 606. The effective date and transition requirements for this Update are the same as FASB ASU 2014-09. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30 for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt beginning in the years after December 15, 2018. An entity will apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity with that has previously applied the guidance of ASC 310-30 will prospectively apply the guidance in this Update for PCD assets.

A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

(2)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. Securities are classified as either available for sale or held to maturity when acquired. During the year ended December 31, 2015, the Company transferred all of its investment securities previously classified as held to maturity to available for sale. As a result of the transfer and subsequent sales, the Company believes its held to maturity classification process has been compromised and careful evaluation and analysis will be required going forward in determining when circumstances are suitable for management to assert with a sufficient degree of credibility that it has the intent and ability to hold investments to maturity.
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$10,567	$42	$(2)	$10,607
Municipal securities	227,064	9,723	(51)	236,736
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	535,529	9,708	(268)	544,969
Collateralized loan obligations	14,508	—	(110)	14,398
Corporate obligations	9,189	10	(61)	9,138
Mutual funds and other equities	45	27	—	72
Total	$796,902	$19,510	$(492)	$815,920

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$35,618	$145	$(186)	$35,577
Municipal securities	216,352	4,826	(185)	220,993
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	531,403	2,092	(2,460)	531,035
Collateralized loan obligations	15,251	—	(154)	15,097
Corporate obligations	9,252	—	(139)	9,113
Mutual funds and other equities	45	9	—	54
Total	$807,921	$7,072	$(3,124)	$811,869
There were no securities classified as trading or held to maturity at June 30, 2016 or December 31, 2015.
The amortized cost and fair value of investment securities available for sale at June 30, 2016, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,846	$4,868
Due after one year through three years	37,037	37,528
Due after three years through five years	57,565	58,761
Due after five years through ten years	246,989	253,375
Due after ten years	450,420	461,316
Investment securities with no stated maturities	45	72
Total	$796,902	$815,920
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of June 30, 2016 and December 31, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$2,998	$(2)	$—	$—	$2,998	$(2)
Municipal securities	7,274	(51)	—	—	7,274	(51)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	20,026	(82)	27,014	(186)	47,040	(268)
Collateralized loan obligations	11,409	(93)	2,989	(17)	14,398	(110)
Corporate obligations	1,987	(12)	3,978	(49)	5,965	(61)
Total	$43,694	$(240)	$33,981	$(252)	$77,675	$(492)

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$30,381	$(186)	$—	$—	$30,381	$(186)
Municipal securities	21,929	(174)	2,068	(11)	23,997	(185)
Mortgage backed securities and collateralized mortgage obligations-residential:
U.S. Government-sponsored agencies	253,062	(1,987)	43,938	(473)	297,000	(2,460)
Collateralized loan obligations	15,097	(154)	—	—	15,097	(154)
Corporate obligations	8,134	(110)	979	(29)	9,113	(139)
Total	$328,603	$(2,611)	$46,985	$(513)	$375,588	$(3,124)

The Company has evaluated these investment securities available for sale as of June 30, 2016 and December 31, 2015 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying bonds of the municipal securities had credit ratings that were below investment grade levels at June 30, 2016 or December 31, 2015. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
All of the other-than-temporary impairment experienced by the Company has been related to its portfolio of private-residential collateralized mortgage obligations. As there were no private-residential collateralized mortgage obligations at June 30, 2016 and December 31, 2015, the Company did not perform an other-than-temporary impairment analysis for the three and six months ended June 30, 2016 on these securities. For the three and six months ended June 30, 2015, there were no investment securities held to maturity determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the three and six months ended June 30, 2015 in earnings or other comprehensive income. To analyze the unrealized losses, the Company estimated expected future cash flows of the investments by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral were determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security were then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The Company did not use any impairment assumptions as of June 30, 2015 as the unrealized losses were insignificant.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$234,096	$240,869	$212,325	$215,284
Federal Reserve Bank of San Francisco and Federal Home Loan Bank to secure borrowing arrangements	—	—	506	506
Repurchase agreements	27,759	28,190	28,500	28,503
Other securities pledged	3,602	3,658	2,125	2,160
Total	$265,457	$272,717	$243,456	$246,453

(3)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Loans acquired in a business combination may be further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as “purchased credit impaired” ("PCI") loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and are referred to as "non-PCI" loans.
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
Loans receivable at June 30, 2016 and December 31, 2015 consisted of the following portfolio segments and classes:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$624,200	$596,726
Owner-occupied commercial real estate	575,660	572,609
Non-owner occupied commercial real estate	775,646	753,986
Total commercial business	1,975,506	1,923,321
One-to-four family residential	77,274	72,548
Real estate construction and land development:
One-to-four family residential	49,519	51,752
Five or more family residential and commercial properties	99,423	55,325
Total real estate construction and land development	148,942	107,077
Consumer	321,495	298,167
Gross loans receivable	2,523,217	2,401,113
Net deferred loan costs	1,384	929
Loans receivable, net	2,524,601	2,402,042
Allowance for loan losses	(28,426)	(29,746)
Total loans receivable, net	$2,496,175	$2,372,296
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of, in order of balances at June 30, 2016, non-owner occupied commercial real estate, owner-occupied commercial real estate and commercial and industrial. As of June 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the risk grades is as follows:

•
Grades 1 to 5: These grades are considered “pass grade” and include loans with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financials and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.

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
The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for OAEM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the outstanding principal balances are generally charged-off to the realizable value.

The following tables present the balance of the loans receivable by credit quality indicator as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$585,387	$9,289	$29,410	$114	$624,200
Owner-occupied commercial real estate	548,827	5,279	21,298	256	575,660
Non-owner occupied commercial real estate	729,204	16,590	29,852	—	775,646
Total commercial business	1,863,418	31,158	80,560	370	1,975,506
One-to-four family residential	76,204	—	1,070	—	77,274
Real estate construction and land development:
One-to-four family residential	42,107	1,260	6,152	—	49,519
Five or more family residential and commercial properties	95,537	—	3,886	—	99,423
Total real estate construction and land development	137,644	1,260	10,038	—	148,942
Consumer	316,041	—	5,454	—	321,495
Gross loans receivable	$2,393,307	$32,418	$97,122	$370	$2,523,217

	December 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$563,002	$8,093	$25,333	$298	$596,726
Owner-occupied commercial real estate	544,429	11,662	16,260	258	572,609
Non-owner occupied commercial real estate	699,759	23,447	30,780	—	753,986
Total commercial business	1,807,190	43,202	72,373	556	1,923,321
One-to-four family residential	71,457	—	1,091	—	72,548
Real estate construction and land development:
One-to-four family residential	44,069	896	6,787	—	51,752
Five or more family residential and commercial properties	50,678	—	4,647	—	55,325
Total real estate construction and land development	94,747	896	11,434	—	107,077
Consumer	291,892	—	6,275	—	298,167
Gross loans receivable	$2,265,286	$44,098	$91,173	$556	$2,401,113

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of June 30, 2016 and December 31, 2015 were $101.2 million and $110.4 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $675,000 and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$5,531	$5,095
Owner-occupied commercial real estate	3,998	2,027
Non-owner occupied commercial real estate	1,350	—
Total commercial business	10,879	7,122
One-to-four family residential	36	38
Real estate construction and land development:
One-to-four family residential	2,029	2,414
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	2,029	2,414
Consumer	919	94
Nonaccrual loans	$13,863	$9,668
The Company had $2.2 million and $1.1 million of nonaccrual loans guaranteed by governmental agencies at June 30, 2016 and December 31, 2015, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,404	$1,513	$3,917	$620,283	$624,200
Owner-occupied commercial real estate	1,581	2,390	3,971	571,689	575,660
Non-owner occupied commercial real estate	1,350	—	1,350	774,296	775,646
Total commercial business	5,335	3,903	9,238	1,966,268	1,975,506
One-to-four family residential	—	—	—	77,274	77,274
Real estate construction and land development:
One-to-four family residential	14	1,965	1,979	47,540	49,519
Five or more family residential and commercial properties	679	—	679	98,744	99,423
Total real estate construction and land development	693	1,965	2,658	146,284	148,942
Consumer	1,799	850	2,649	318,846	321,495
Gross loans receivable	$7,827	$6,718	$14,545	$2,508,672	$2,523,217

	December 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,900	$2,679	$5,579	$591,147	$596,726
Owner-occupied commercial real estate	2,240	2,609	4,849	567,760	572,609
Non-owner occupied commercial real estate	2,177	184	2,361	751,625	753,986
Total commercial business	7,317	5,472	12,789	1,910,532	1,923,321
One-to-four family residential	490	—	490	72,058	72,548
Real estate construction and land development:
One-to-four family residential	—	2,392	2,392	49,360	51,752
Five or more family residential and commercial properties	118	42	160	55,165	55,325
Total real estate construction and land development	118	2,434	2,552	104,525	107,077
Consumer	3,029	202	3,231	294,936	298,167
Gross loans receivable	$10,954	$8,108	$19,062	$2,382,051	$2,401,113

There were no loans 90 days or more past due that were still accruing interest as of June 30, 2016 or December 31, 2015, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of June 30, 2016 and December 31, 2015 are set forth in the following tables.

	June 30, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,166	$8,220	$10,386	$13,330	$1,026
Owner-occupied commercial real estate	2,243	2,949	5,192	5,491	424
Non-owner occupied commercial real estate	4,990	6,511	11,501	11,543	859
Total commercial business	9,399	17,680	27,079	30,364	2,309
One-to-four family residential	—	267	267	269	81
Real estate construction and land development:
One-to-four family residential	2,335	879	3,214	3,886	17
Five or more family residential and commercial properties	—	1,633	1,633	1,633	179
Total real estate construction and land development	2,335	2,512	4,847	5,519	196
Consumer	791	211	1,002	1,046	54
Total	$12,525	$20,670	$33,195	$37,198	$2,640

	December 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$872	$8,769	$9,641	$11,368	$1,173
Owner-occupied commercial real estate	—	4,295	4,295	4,342	809
Non-owner occupied commercial real estate	3,696	6,834	10,530	10,539	943
Total commercial business	4,568	19,898	24,466	26,249	2,925
One-to-four family residential	—	275	275	276	85
Real estate construction and land development:
One-to-four family residential	1,403	2,065	3,468	4,089	66
Five or more family residential and commercial properties	—	1,960	1,960	1,960	203
Total real estate construction and land development	1,403	4,025	5,428	6,049	269
Consumer	48	145	193	200	29
Total	$6,019	$24,343	$30,362	$32,774	$3,308

The Company had governmental guarantees of $3.0 million and $1.5 million related to the impaired loan balances at June 30, 2016 and December 31, 2015, respectively.
The average recorded investment of impaired loans for the three and six months ended June 30, 2016 and 2015 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Commercial business:
Commercial and industrial	$10,192	$9,524	$9,933	$12,203
Owner-occupied commercial real estate	5,209	4,186	4,904	3,981
Non-owner occupied commercial real estate	11,665	8,727	11,287	8,446
Total commercial business	27,066	22,437	26,124	24,630
One-to-four family residential	269	242	271	375
Real estate construction and land development:
One-to-four family residential	3,310	3,669	3,438	4,683
Five or more family residential and commercial properties	1,816	2,020	1,864	2,056
Total real estate construction and land development	5,126	5,689	5,302	6,739
Consumer	977	143	716	488
Total	$33,438	$28,511	$32,413	$32,232
For the three and six months ended June 30, 2016 and 2015, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended June 30, 2016 and 2015, the Bank recorded $167,000 and $250,000, respectively, of interest income related to performing TDR loans. For the six months ended June 30, 2016 and 2015, the Bank recorded $345,000 and $449,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$19,331	$6,618	$20,695	$6,301
Allowance for loan losses on TDR loans	1,844	568	2,069	679

The unfunded commitment to borrowers related to TDRs was $428,000 and $551,000 at June 30, 2016 and December 31, 2015, respectively.

Loans that were modified as TDRs during the three and six months ended June 30, 2016 and 2015 are set forth in the following tables:

	Three Months Ended June 30,
	2016		2015
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$325	13	$2,243
Owner-occupied commercial real estate	—	—	3	873
Non-owner occupied commercial real estate	—	—	4	13,695
Total commercial business	5	325	20	16,811
Real estate construction and land development:
One-to-four family residential	—	—	2	1,038
Five or more family residential and commercial properties	1	1,633	1	418
Total real estate construction and land development	1	1,633	3	1,456
Consumer	2	28	—	—
Total TDR loans	8	$1,986	23	$18,267

	Six Months Ended June 30,
	2016		2015
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	13	$1,225	19	$3,288
Owner-occupied commercial real estate	—	—	4	1,181
Non-owner occupied commercial real estate	1	834	4	13,695
Total commercial business	14	2,059	27	18,164
Real estate construction and land development:
One-to-four family residential	5	2,349	4	2,543
Five or more family residential and commercial properties	1	1,633	1	418
Total real estate construction and land development	6	3,982	5	2,961
Consumer	5	67	2	142
Total TDR loans	25	$6,108	34	$21,267

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2016 and 2015.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the eight loans modified during the three months ended June 30, 2016, three loans with a total outstanding principal balance of $61,000 had no prior modifications. Of the 25 loans modified during the six months ended June 30, 2016, ten loans with a total outstanding principal balance of $571,000 had no prior modifications. Of the 23 loans modified during the three months ended June 30, 2015, nine loans with a total outstanding principal balance of $4.0 million had no prior modifications. Of the 34 loans modified during the six months ended June 30, 2015, 14 loans with a total outstanding principal balance of $5.0 million had no prior modifications. The remaining loans included in the tables above for the three and six months ended June 30, 2016 and 2015 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor these troubled credits despite that the extended date may not be when cash flows from these troubled credits are expected. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at June 30, 2016 for loans that were modified as TDRs during the six months ended June 30, 2016 was $378,000.
There were no loans that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016. There were two commercial and industrial loans totaling $1.9 million at June 30, 2015 that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2015. Of the two loans that were modified as TDRs and subsequently defaulted, one with outstanding principal balance of $1.8 million defaulted because the borrower did not pay the loan balance at its maturity date during the period. The other TDR subsequently defaulted as the borrower was 90 days delinquent on his scheduled payment.

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
The following table reflects the outstanding principal balance and recorded investment at June 30, 2016 and December 31, 2015 of the PCI loans:

	June 30, 2016		December 31, 2015
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$16,108	$11,919	$20,110	$16,986
Owner-occupied commercial real estate	20,621	18,423	24,730	22,313
Non-owner occupied commercial real estate	28,560	26,593	30,685	27,774
Total commercial business	65,289	56,935	75,525	67,073
One-to-four family residential	5,210	4,958	5,707	5,392
Real estate construction and land development:
One-to-four family residential	5,499	3,286	6,904	4,121
Five or more family residential and commercial properties	2,971	2,857	3,071	3,207
Total real estate construction and land development	8,470	6,143	9,975	7,328
Consumer	5,680	6,558	6,720	7,126
Gross PCI loans	$84,649	$74,594	$97,927	$86,919

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$16,276	$22,325	$17,592	$21,092
Accretion	(1,305)	(1,828)	(2,722)	(3,738)
Disposal and other	(821)	(1,766)	(2,430)	(2,404)
Change in accretable yield	1,209	—	2,919	3,781
Balance at the end of the period	$15,359	$18,731	$15,359	$18,731

(4)	Allowance for Loan Losses
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

The following tables details the activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2016:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2016
Commercial business:
Commercial and industrial	$9,830	$(1,392)	$85	$1,447	$9,970
Owner-occupied commercial real estate	4,092	(398)	—	(116)	3,578
Non-owner occupied commercial real estate	7,557	(350)	—	(283)	6,924
Total commercial business	21,479	(2,140)	85	1,048	20,472
One-to-four family residential	1,087	—	1	(138)	950
Real estate construction and land development:
One-to-four family residential	804	—	—	(50)	754
Five or more family residential and commercial properties	1,067	(1)	—	211	1,277
Total real estate construction and land development	1,871	(1)	—	161	2,031
Consumer	4,756	(467)	161	366	4,816
Unallocated	474	—	—	(317)	157
Total	$29,667	$(2,608)	$247	$1,120	$28,426

Six Months Ended June 30, 2016
Commercial business:
Commercial and industrial	$9,972	$(2,570)	$359	$2,209	$9,970
Owner-occupied commercial real estate	4,370	(450)	—	(342)	3,578
Non-owner occupied commercial real estate	7,722	(350)	—	(448)	6,924
Total commercial business	22,064	(3,370)	359	1,419	20,472
One-to-four family residential	1,157	—	2	(209)	950
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(287)	754
Five or more family residential and commercial properties	813	(54)	—	518	1,277
Total real estate construction and land development	1,871	(154)	83	231	2,031
Consumer	4,309	(798)	299	1,006	4,816
Unallocated	345	—	—	(188)	157
Total	$29,746	$(4,322)	$743	$2,259	$28,426

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of June 30, 2016.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,026	$7,175	$1,769	$9,970
Owner-occupied commercial real estate	424	1,757	1,397	3,578
Non-owner occupied commercial real estate	859	4,232	1,833	6,924
Total commercial business	2,309	13,164	4,999	20,472
One-to-four family residential	81	569	300	950
Real estate construction and land development:
One-to-four family residential	17	473	264	754
Five or more family residential and commercial properties	179	955	143	1,277
Total real estate construction and land development	196	1,428	407	2,031
Consumer	54	3,582	1,180	4,816
Unallocated	—	157	—	157
Total	$2,640	$18,900	$6,886	$28,426
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,386	$601,895	$11,919	$624,200
Owner-occupied commercial real estate	5,192	552,045	18,423	575,660
Non-owner occupied commercial real estate	11,501	737,552	26,593	775,646
Total commercial business	27,079	1,891,492	56,935	1,975,506
One-to-four family residential	267	72,049	4,958	77,274
Real estate construction and land development:
One-to-four family residential	3,214	43,019	3,286	49,519
Five or more family residential and commercial properties	1,633	94,933	2,857	99,423
Total real estate construction and land development	4,847	137,952	6,143	148,942
Consumer	1,002	313,935	6,558	321,495
Total	$33,195	$2,415,428	$74,594	$2,523,217

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2015.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2015
Commercial business:
Commercial and industrial	$9,858	$(662)	$187	$278	$9,661
Owner-occupied commercial real estate	4,109	—	—	551	4,660
Non-owner occupied commercial real estate	6,093	—	—	740	6,833
Total commercial business	20,060	(662)	187	1,569	21,154
One-to-four family residential	1,242	—	—	(5)	1,237
Real estate construction and land development:
One-to-four family residential	1,565	—	100	(247)	1,418
Five or more family residential and commercial properties	1,005	—	—	50	1,055
Total real estate construction and land development	2,570	—	100	(197)	2,473
Consumer	3,175	(448)	96	489	3,312
Unallocated	769	—	—	(667)	102
Total	$27,816	$(1,110)	$383	$1,189	$28,278

Six Months Ended June 30, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,322)	$388	$42	$9,661
Owner-occupied commercial real estate	4,032	—	—	628	4,660
Non-owner occupied commercial real estate	5,601	(188)	—	1,420	6,833
Total commercial business	20,186	(1,510)	388	2,090	21,154
One-to-four family residential	1,200	—	1	36	1,237
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(362)	1,418
Five or more family residential and commercial properties	972	—	—	83	1,055
Total real estate construction and land development	2,758	(106)	100	(279)	2,473
Consumer	2,769	(929)	208	1,264	3,312
Unallocated	816	—	—	(714)	102
Total	$27,729	$(2,545)	$697	$2,397	$28,278

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2015.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,173	$6,276	$2,523	$9,972
Owner-occupied commercial real estate	809	1,662	1,899	4,370
Non-owner occupied commercial real estate	943	4,336	2,443	7,722
Total commercial business	2,925	12,274	6,865	22,064
One-to-four family residential	85	546	526	1,157
Real estate construction and land development:
One-to-four family residential	66	481	511	1,058
Five or more family residential and commercial properties	203	519	91	813
Total real estate construction and land development	269	1,000	602	1,871
Consumer	29	3,189	1,091	4,309
Unallocated	—	345	—	345
Total	$3,308	$17,354	$9,084	$29,746
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2015:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,641	$570,099	$16,986	$596,726
Owner-occupied commercial real estate	4,295	546,001	22,313	572,609
Non-owner occupied commercial real estate	10,530	715,682	27,774	753,986
Total commercial business	24,466	1,831,782	67,073	1,923,321
One-to-four family residential	275	66,881	5,392	72,548
Real estate construction and land development:
One-to-four family residential	3,468	44,163	4,121	51,752
Five or more family residential and commercial properties	1,960	50,158	3,207	55,325
Total real estate construction and land development	5,428	94,321	7,328	107,077
Consumer	193	290,848	7,126	298,167
Total	$30,362	$2,283,832	$86,919	$2,401,113

(5)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$1,826	$4,094	$2,019	$3,355
Additions	—	85	652	1,813
Proceeds from dispositions	(227)	(1,050)	(770)	(1,639)
Gain (loss) on sales, net	32	(27)	42	(97)
Valuation adjustment	(71)	(85)	(383)	(415)
Balance at the end of the period	$1,560	$3,017	$1,560	$3,017

(6)	Goodwill and Other Intangible Assets
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
There were no additions to goodwill during the three and six months ended June 30, 2016 and 2015.
At June 30, 2016, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the three and six months ended June 30, 2016. Similarly, no goodwill impairment charges were required, or recorded, for the three and six months ended June 30, 2015. Even though there was no goodwill impairment at June 30, 2016, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$8,454	$10,362	$8,789	$10,889
Less: Amortization	363	527	698	1,054
Balance at the end of the period	$8,091	$9,835	$8,091	$9,835

(7)	Other Borrowings
(a) Federal Home Loan Bank Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At June 30, 2016, the Bank maintained a credit facility with the FHLB of Des Moines for $623.4 million. At June 30, 2016 there were $33.0 million of FHLB advances outstanding and the weighted average rate was 0.42%. At December 31, 2015 there were no FHLB advances outstanding.

The following table sets forth the details of FHLB advances during three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Average balance during the period	$29,272	$6,531	$14,636	$3,418
Maximum month-end balance during the period	$57,300	$48,200	$57,300	$48,200
Weighted average rate during the period	0.54%	0.34%	0.54%	0.33%
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

(b) Federal Funds Purchased

The Bank maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of June 30, 2016. The lines generally mature annually or are reviewed annually. As of June 30, 2016 and December 31, 2015, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $61.7 million as of June 30, 2016, of which there were no borrowings outstanding as of June 30, 2016 or December 31, 2015. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The adjustable rate of the trust preferred securities at June 30, 2016 was 2.21%. The weighted average rate of the junior subordinated debentures was 4.45% and 4.02% for the three months ended June 30, 2016 and 2015, respectively, and 4.40% and 4.54% for the six months ended June 30, 2016 and 2015, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At June 30, 2016 and December 31, 2015, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.6 million and $19.4 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(9)	Repurchase Agreements

The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The class of collateral pledged for the Company's repurchase agreement obligations as of June 30, 2016 and December 31, 2015, totaling $16.7 million and $23.2 million, respectively, were mortgage backed securities and collateralized mortgage obligation - residential: U.S. Government-sponsored agencies. For additional information on the total value of securities pledged for repurchase agreements see Note (2) Investment Securities.

(10)	Derivative Financial Instruments

The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The purpose of these derivative contracts is primarily to provide commercial business loan customers the ability to convert their loans from variable to fixed interest rates. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party in order to offset its exposure on the variable and fixed rate components of the customer agreement. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2016 and December 31, 2015 are presented in the following table.

	June 30, 2016		December 31, 2015
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer	$38,296	$2,826	$20,750	$543
Interest rate swap with third party	(38,296)	(2,826)	(20,750)	(543)

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income:
Net income	$8,895	$8,725	$17,986	$18,504
Less: Dividends and undistributed earnings allocated to participating securities	(91)	(76)	(177)	(162)
Net income allocated to common shareholders	$8,804	$8,649	$17,809	$18,342
Basic:
Weighted average common shares outstanding	29,976,644	30,046,211	29,970,947	30,150,063
Less: Restricted stock awards	(307,786)	(281,774)	(300,584)	(271,843)
Total basic weighted average common shares outstanding	29,668,858	29,764,437	29,670,363	29,878,220
Diluted:
Basic weighted average common shares outstanding	29,668,858	29,764,437	29,670,363	29,878,220
Incremental shares from stock options	12,225	21,007	13,230	22,359
Total diluted weighted average common shares outstanding	29,681,083	29,785,444	29,683,593	29,900,579
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2016, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the three months ended June 30, 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 5,009 as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value. For the six months ended June 30, 2016 and 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 874 and 6,017, respectively, for the same reasons indicated for the three-month periods.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the six months ended June 30, 2016 and calendar year 2015.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
* Denotes a special dividend.

The FDIC and the Washington State Department of Financial Institutions, Division of Banks, as the Bank's primary regulators, have the authority to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System ("Federal Reserve Board") provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve Board and the FDIC, respectively.
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

The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	—	304,600	100,000	441,966	541,966
Stock repurchase average share price	$—	$16.88	$17.05	$16.64	$16.72
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended June 30, 2016 and 2015, the Company repurchased 12,684 and 11,687 shares of common stock at an average price per share of $17.54 and $17.37, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the six months ended June 30, 2016 and 2015, the Company repurchased 23,939 and 21,610 shares of common stock at an average price per share of $17.57 and $16.66, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, during the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016 (1)	Six Months Ended June 30, 2016 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$8,270	$2,559
Other comprehensive income before reclassification	4,203	10,278
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(130)	(494)
Net current period other comprehensive income	4,073	9,784
Balance of AOCI at the end of period	$12,343	$12,343

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	Three Months Ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total (1)
	(In thousands)
Balance of AOCI at the beginning of period	$6,365	$(181)	$6,184
Other comprehensive income before reclassification	(3,809)	100	(3,709)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(358)	81	(277)
Net current period other comprehensive income	(4,167)	181	(3,986)
Balance of AOCI at the end of period	$2,198	$—	$2,198

(1)	All amounts are net of tax.

	Six months ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the period	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	(657)	108	(549)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(712)	81	(631)
Net current period other comprehensive income	(1,369)	189	(1,180)
Balance of AOCI at the end of the period	$2,198	$—	$2,198

(1)	All amounts are net of tax.

(13)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a four-year cliff vesting or four-year ratable vesting schedule. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards.
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards.
As of June 30, 2016, 1,147,526 shares remain available for future issuance under the Company's stock-based compensation plans.
(a) Stock Option Awards
For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2016 was $90,000 and $369,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2015 was $177,000 and $525,000, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2016 and 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	156,407	$13.59
Granted	—	—
Exercised	(42,893)	12.24
Forfeited or expired	(11,249)	16.91
Outstanding at June 30, 2015	102,265	$13.79	3.08	$422

Outstanding at December 31, 2015	79,408	$14.19
Granted	—	—
Exercised	(25,574)	14.43
Forfeited or expired	(4,200)	16.80
Outstanding, vested and expected to vest and exercisable at June 30, 2016	49,634	$13.84	3.05	$185

(b) Restricted and Unrestricted Stock Awards
For the three and six months ended June 30, 2016, the Company recognized compensation expense related to restricted stock awards of $427,000 and $872,000, respectively, and a related tax benefit of $150,000 and $305,000, respectively. For the three and six months ended June 30, 2015, the Company recognized compensation expense related to restricted stock awards of $368,000 and $716,000, respectively, and a related tax benefit of $129,000 and $251,000, respectively. As of June 30, 2016, the total unrecognized compensation expense related to non-vested restricted stock awards was $4.1 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.54 years. The vesting date fair value of the restricted stock awards that vested during the six months ended June 30, 2016 and 2015 was $1.7 million and $1.5 million, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the six months ended June 30, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	238,669	$15.20
Granted	117,868	16.66
Vested	(90,217)	15.13
Forfeited	(2,087)	15.58
Nonvested at June 30, 2015	264,233	$15.87

Nonvested at December 31, 2015	264,521	$15.92
Granted	119,383	17.52
Vested	(96,009)	15.83
Forfeited	(4,221)	16.38
Nonvested at June 30, 2016	283,674	$16.62

(14)	Fair Value Measurements
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
(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to measure the fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale:
The fair values of all investment securities are based upon the assumptions market participants would use in pricing the security. If available, fair values of investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is generally not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Other Real Estate Owned:
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$10,607	$—	$10,607	$—
Municipal securities	236,736	—	236,736	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	544,969	—	544,969	—
Collateralized loan obligations	14,398	—	14,398	—
Corporate obligations	9,138	—	9,138	—
Mutual funds and other equities	72	72	—	—
Total investment securities available for sale	$815,920	$72	$815,848	$—
Derivative assets - interest rate swaps	$2,826	$—	$2,826	$—
Liabilities
Derivative liabilities - interest rate swaps	$2,826	$—	$2,826	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	$—	$35,577	$—
Municipal securities	220,993	—	220,993	—
Mortgage backed securities and collateralized mortgage obligations—residential:
U.S Government-sponsored agencies	531,035	—	531,035	—
Collateralized loan obligations	15,097	—	15,097	—
Corporate obligations	9,113	—	9,113	—
Mutual funds and other equities	54	54	—	—
Total investment securities available for sale	$811,869	$54	$811,815	$—
Derivative assets - interest rate swaps	$543	$—	$543	$—
Liabilities
Derivative liabilities - interest rate swaps	$543	$—	$543	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 and the net losses (gains) recorded in earnings during three and six months ended June 30, 2016 and 2015.

	Basis(1)	Fair Value at June 30, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2016	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$114	$54	$—	$—	$54	$60	$60
Total commercial business	114	54	—	—	54	60	60
Real estate construction and land development:
One-to-four family residential	879	862	—	—	862	(6)	(13)
Total real estate construction and land development	879	862	—	—	862	(6)	(13)
Total impaired loans	993	916	—	—	916	54	47
Other real estate owned:
Commercial	$868	$608	$—	$—	$608	$71	$260
Total assets measured at fair value on a nonrecurring basis	$1,861	$1,524	$—	$—	$1,524	$125	$307

(1)	Basis represents the unpaid principal balance of impaired loans and carrying value at ownership date of other real estate owned.

	Basis(1)	Fair Value at December 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2015	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2015
	(In thousands)
Total assets measured at fair value on a nonrecurring basis (2)	$1,753	$1,719	$—	$—	$1,719	$(2)	$127

(1)	Basis represents the unpaid principal balance of impaired loans.

(2)	The only assets measured at December 31, 2015 were one-to-four family residential real estate construction and land development impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$916	Market approach	Adjustment for differences between the comparable sales	(0.0%) - 63.9%; 42.0%
Other real estate owned	$608	Market approach	Adjustment for differences between the comparable sales	(19.9%) - 46.8%; (8.4%)

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,719	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 63.9%; 24.5%

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

	June 30, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$98,945	$98,945	$98,945	$—	$—
Other interest earning deposits	5,461	5,500	—	5,500	—
Investment securities available for sale	815,920	815,920	72	815,848	—
Federal Home Loan Bank stock	5,700	N/A	N/A	N/A	N/A
Loans held for sale	7,130	7,328	—	7,328	—
Total loans receivable, net	2,496,175	2,559,931	—	—	2,559,931
Accrued interest receivable	10,535	10,535	3	3,549	6,983
Derivative assets - interest rate swaps	2,826	2,826	—	2,826	—
Liabilities
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,769,721	$2,769,721	$2,769,721	$—	$—
Certificate of deposit accounts	389,185	389,408	—	389,408	—
Total deposits	$3,158,906	$3,159,129	$2,769,721	$389,408	$—
Federal Home Loan Bank advances	$33,000	$33,000	$33,000	$—	$—
Securities sold under agreement to repurchase	$16,715	$16,715	$16,715	$—	$—
Junior subordinated debentures	19,571	16,250	—	—	16,250
Accrued interest payable	181	181	46	111	24
Derivative liabilities - interest rate swaps	2,826	2,826	—	2,826	—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,640	$126,640	$126,640	$—	$—
Other interest earning deposits	6,719	6,723	—	6,723	—
Investment securities available for sale	811,869	811,869	54	811,815	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,682	7,883	—	7,883	—
Loans receivable, net of allowance for loan losses	2,372,296	2,441,531	—	—	2,441,531
Accrued interest receivable	10,469	10,469	5	3,335	7,129
Derivative assets - interest rate swaps	543	543	—	543	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,687,954	$2,687,954	$2,687,954	$—	$—
Certificate of deposit accounts	420,333	423,352	—	423,352	—
Total deposits	$3,108,287	$3,111,306	$2,687,954	$423,352	$—
Securities sold under agreement to repurchase	$23,214	$23,214	$23,214	$—	$—
Junior subordinated debentures	19,424	15,000	—	—	15,000
Accrued interest payable	207	207	50	133	24
Derivative liabilities - interest rate swaps	543	543	—	543	—
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
Loans Held for Sale:
The fair value of loans held for sale is estimated based upon binding contracts or quotes from third party investors for similar loans. (Level 2).
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

(15)	Commitments and Contingencies
In June 2016, the Company received preliminary findings from the Washington State Department of Revenue ("DOR") regarding their business and occupation ("B&O") tax audit on the B&O tax returns of Whidbey for the years 2010-2014. The state B&O tax is a gross receipts tax and is calculated on the gross income from activities. It is measured on the value of products, gross proceeds of sale, or gross income of the business. A substantial portion of the preliminary findings related to the receipt of FDIC shared-loss payments from the FDIC relating to Washington Banking Company's acquisitions of City Bank in April 2010 and North County Bank in September 2010. In their preliminary findings, the DOR is considering those payments as taxable for B&O tax purposes. The total amount of this preliminary finding, along with calculated back interest, is approximately $1.6 million. Given the early stages of this DOR audit, management's estimates of the Company's ultimate liability, if any, involves significant judgment and are based on currently available information and an assessment of the validity of facts and calculations assumed by the DOR. Management does not believe a material loss is probable at this time and there are significant factual and legal issues to be resolved. Management believes that it is reasonably possible that future changes to the Company's estimates of loss and the ultimate amount paid for resolution of this B&O audit could impact the Company's results of operations in future periods. Any such losses would be reported as a noninterest expense in the Company's Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2016. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2015 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At June 30, 2016, we had total assets of $3.76 billion and total stockholders’ equity of $490.1 million. The

Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Earnings Summary
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
Net income was $0.30 per diluted common share for the three months ended June 30, 2016 compared to $0.29 per diluted common share for the three months ended June 30, 2015. Net income for the three months ended June 30, 2016 was $8.9 million compared to net income of $8.7 million for the same period in 2015. The $170,000, or 1.9% increase in net income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily the result of a $655,000, or 19.4%, increase in interest income on investment securities as a result of an increase in investment yields and an increase in average balances, offset partially by a $398,000, or 1.5%, increase in noninterest expense, primarily as a result of an increase in compensation and employee benefits.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 66.8% for the three months ended June 30, 2016 from 66.3% for the three months ended June 30, 2015. The increase in the efficiency ratio for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is attributable to a $305,000 decrease in noninterest income, as well as a $398,000 increase in noninterest expense. The increase in the efficiency ratio for the three months ended June 30, 2016 was also due to a decline in the net interest margin, as a result of the continued low interest rate environment. The net interest margin decreased 19 basis points to 4.00% for the three months ended June 30, 2016 compared to 4.19% for the same period in 2015.

Comparison of six months ended June 30, 2016 to the comparable period in the prior year
Net income was $0.60 per diluted common share for the six months ended June 30, 2016 compared to $0.61 per diluted common share for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $18.0 million compared to $18.5 million for the same period in 2015. The $518,000, or 2.8% decrease in net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily the result of a $1.7 million gain on sale of the Merchant Visa portfolio recognized during the six months ended June 30, 2015 and a $729,000 increase in noninterest expense primarily as a result of an increase in compensation and employee benefit expense, offset partially by a $1.0 million decrease in income tax expense and a $905,000 increase in interest on investment securities.
The Company’s efficiency ratio increased to 66.5% for the six months ended June 30, 2016 from 64.8% for the six months ended June 30, 2015. The increase in the efficiency ratio for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is attributable to a $1.7 million, or 10.9%, decrease in noninterest income, primarily as a result of the above mentioned gain on sale of the Merchant Visa portfolio. The increase in the efficiency ratio for the six months ended June 30, 2016 was also due to a decline in the net interest margin, as a result of the continued low interest rate environment. The net interest margin decreased 23 basis points to 4.02% for the six months ended June 30, 2016 compared to 4.25% for the same period in 2015.

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
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
Net interest income increased $615,000, or 1.9%, to $33.1 million for the three months ended June 30, 2016 compared to $32.5 million for the same period in 2015. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,466,963	$30,503	4.97%	$2,290,608	$30,554	5.35%
Taxable securities	601,499	2,838	1.90	555,549	2,328	1.68
Nontaxable securities (3)	216,947	1,193	2.21	198,837	1,048	2.11
Other interest earning assets	39,775	58	0.59	60,297	60	0.40
Total interest earning assets	3,325,184	34,592	4.18%	3,105,291	33,990	4.39%
Noninterest earning assets	385,820			375,398
Total assets	$3,711,004			$3,480,689
Interest Bearing Liabilities:
Certificates of deposit	$399,899	$504	0.51%	$471,922	$611	0.52%
Savings accounts	466,101	165	0.14	383,353	99	0.10
Interest bearing demand and money market accounts	1,449,481	573	0.16	1,368,955	599	0.18
Total interest bearing deposits	2,315,481	1,242	0.22	2,224,230	1,309	0.24
FHLB advances and other borrowings	29,272	39	0.54	6,531	5	0.34
Securities sold under agreement to repurchase	19,160	10	0.21	20,323	13	0.26
Junior subordinated debentures	19,528	216	4.45	19,237	193	4.02
Total interest bearing liabilities	2,383,441	1,507	0.25%	2,270,321	1,520	0.27%
Demand and other noninterest bearing deposits	811,508			710,992
Other noninterest bearing liabilities	32,068			36,873
Stockholders’ equity	483,987			462,503
Total liabilities and stockholders’ equity	$3,711,004			$3,480,689
Net interest income		$33,085			$32,470
Net interest spread			3.93%			4.12%
Net interest margin			4.00%			4.19%
Average interest earning assets to average interest bearing liabilities			139.51%			136.78%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)     Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $602,000, or 1.8%, to $34.6 million for the three months ended June 30, 2016 compared to $34.0 million for the same period in 2015. The balance of average interest earning assets increased $219.9 million, or 7.1%, to $3.33 billion for the three months ended June 30, 2016 from $3.11 billion for the three months ended June 30, 2015 and the yield on total interest earning assets decreased 21 basis points to 4.18% for the three months ended June 30, 2016 compared to 4.39% for the three months ended June 30, 2015.
Total interest income increased primarily due to a $655,000, or 19.4%, increase in interest income on investment securities to $4.0 million during the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015 as a result of both an increase in average balances and an increase in investment yields for the three months ended June 30, 2016 compared to the same period in 2015. The average balance of investment securities increased $64.1 million, or 8.5%, to $818.4 million during the three months ended June 30, 2016 from $754.4 million during the three months ended June 30, 2015 due primarily to investment purchases. Yields on taxable securities increased 22 basis points to 1.90% for the three months ended June 30, 2016 from 1.68% for the same period in 2015. Yields on nontaxable securities increased ten basis points to 2.21% for the three months ended June 30, 2016 from 2.11% for the same period in 2015.

Interest income from interest and fees on loans decreased $51,000, or 0.2%, to $30.5 million or the three months ended June 30, 2016 from $30.6 million for the same period in 2015. The decrease was the result of a 38 basis points decrease in the yield on loans to 4.97% for the three months ended June 30, 2016 from 5.35% for the three months ended June 30, 2015, offset partially by a $176.4 million, or 7.7%, increase in average loans receivable as a result of loan growth for the same period. The decrease in yield was due primarily to a decrease in the contractual note rates in the loan portfolio and a decrease in incremental accretion income. The effect on loan yields from incremental accretion income decreased nine basis points to 0.38% for the three months ended June 30, 2016 from 0.47% for the three months ended June 30, 2015.
Average other interest earning assets decreased $20.5 million, or 34.0%, to $39.8 million for the three months ended June 30, 2016 compared to $60.3 million for the three months ended June 30, 2015. The decrease was due primarily to a decrease in interest bearing deposits as the Bank utilized these assets to fund its loan growth during the three months ended June 30, 2016, as discussed above.
Interest Expense
Total interest expense was $1.5 million for both the three months ended June 30, 2016 and 2015. The average cost of interest bearing liabilities decreased two basis points to 0.25% for the three months ended June 30, 2016 from 0.27% for the three months ended June 30, 2015. Total average interest bearing liabilities increased by $113.1 million, or 5.0%, to $2.38 billion for the three months ended June 30, 2016 from $2.27 billion for the three months ended June 30, 2015.
Total interest expense on interest bearing deposits decreased $67,000, or 5.1%, to $1.2 million during the three months ended June 30, 2016, from $1.3 million for the same period in 2015, primarily due to the two basis points decrease of the cost on interest bearing deposits to 0.22% for the three months ended June 30, 2016 from 0.24% for the same period in 2015. The decrease in cost of deposits was partially offset by the $91.3 million, or 4.1%, increase in average interest bearing deposits to $2.32 billion for the three months ended June 30, 2016 from $2.22 billion for the three months ended June 30, 2015.
Interest expense on deposits decreased primarily due to a $72.0 million, or 15.3%, decrease in the average balance of certificates of deposit to $399.9 million for the three months ended June 30, 2016 from $471.9 million for the same period in 2015 and a one basis point decrease in the cost on certificates of deposits to 0.51% for the three months ended June 30, 2016 from 0.52% for the same period in 2015. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $107,000, or 17.5%, to $504,000 for the three months ended June 30, 2016 from $611,000 for the same period in 2015.
The decrease in interest expense on certificates of deposits was offset partially by a $66,000, or 66.7%, increase in the cost of savings accounts to $165,000 during the three months ended June 30, 2016 from $99,000 for the same period in 2015 due to the combination of a $82.7 million, or 21.6%, increase in the average balance to $466.1 million for the three months ended June 30, 2016 from $383.4 million for the same period in 2015 and an increase of four basis points in the cost of savings accounts to 0.14% for the three months ended June 30, 2016 from 0.10% for the same period in 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended June 30, 2016 was 4.45%, an increase of 43 basis points from 4.02% for the same period in 2015.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended June 30, 2016 decreased 19 basis points to 4.00% from 4.19% for the same period in 2015. The net interest spread for the three months ended June 30, 2016 also decreased 19 basis points to 3.93% from 4.12% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets.

Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.71%	3.84%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.29	0.35
Net interest margin	4.00%	4.19%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and is modified as a result of quarterly cash flow re-estimation.

The dollar amount of incremental accretion income was $2.4 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the three months ended June 30, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.
Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Company expects the net interest margin will continue to have downward pressure in future periods.

Comparison of six months ended June 30, 2016 to the comparable period in the prior year
Net interest income increased $701,000, or 1.1%, to $65.8 million for the six months ended June 30, 2016 compared to $65.1 million for the same period in 2015. The following table provides relevant net interest income information for the dates indicated.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,429,356	$60,680	5.02%	$2,265,276	$61,035	5.43%
Taxable securities	597,107	5,634	1.90	564,232	5,012	1.79
Nontaxable securities (3)	217,027	2,364	2.19	197,961	2,081	2.12
Other interest earning assets	50,303	149	0.60	63,182	111	0.35
Total interest earning assets	3,293,793	68,827	4.20%	3,090,651	68,239	4.45%
Noninterest earning assets	382,602			369,790
Total assets	$3,676,395			$3,460,441
Interest Bearing Liabilities:
Certificates of deposit	$406,505	$1,028	0.51%	$490,428	$1,258	0.52%
Savings accounts	464,223	326	0.14	374,156	198	0.11
Interest bearing demand and money market accounts	1,445,862	1,142	0.16	1,345,972	1,170	0.18
Total interest bearing deposits	2,316,590	2,496	0.22	2,210,556	2,626	0.24
FHLB advances and other borrowings	14,636	39	0.54	3,418	6	0.33
Securities sold under agreement to repurchase	20,623	21	0.20	24,251	31	0.26
Junior subordinated debentures	19,489	426	4.40	19,192	432	4.54
Total interest bearing liabilities	2,371,338	2,982	0.25%	2,257,417	3,095	0.28%
Demand and other noninterest bearing deposits	794,147			703,686
Other noninterest bearing liabilities	30,660			37,676
Stockholders’ equity	480,250			461,662
Total liabilities and stockholders’ equity	$3,676,395			$3,460,441
Net interest income		$65,845			$65,144
Net interest spread			3.95%			4.17%
Net interest margin			4.02%			4.25%
Average interest earning assets to average interest bearing liabilities			138.90%			136.91%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)     Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Total interest income increased $588,000, or 0.9%, to $68.8 million for the six months ended June 30, 2016 compared to $68.2 million for the same period in 2015. The balance of average interest earning assets increased $203.1 million, or 6.6%, to $3.29 billion for the six months ended June 30, 2016 from $3.09 billion for the six months ended June 30, 2015. The yield on total interest earning assets decreased 25 basis points to 4.20% for the six months ended June 30, 2016 from 4.45% for the six months ended June 30, 2015.
Total interest income increased primarily due to the $905,000, or 12.8%, increase in interest income on investment securities to $8.0 million during the six months ended June 30, 2016 from $7.1 million for the six months ended June 30, 2015 as a result of an increase in average balances and an increase in investment yields for the for the six months ended June 30, 2016 compared to the same period in 2015. The average balances of taxable and nontaxable securities increased $51.9 million, or 6.8%, to $814.1 million for the six months ended June 30, 2016 from $762.2 million for the six months ended June 30, 2015, primarily as a result of purchases of investment securities. The yields on taxable securities increased 11 basis points to 1.90% for the six months ended June 30, 2016 from 1.79% for the same period in 2015 and the yields on nontaxable securities increased seven basis points to 2.19% for the six months ended June 30, 2016 from 2.12% for the same period in 2015. The Company is actively managing its investment securities portfolio to mitigate the declining loan yields.
Interest income on loans decreased $355,000, or 0.6%, to $60.7 million for the six months ended June 30, 2016 from $61.0 million for the same period in 2015 due primarily to a decrease in loan yields, which was the result of a decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income. Loan yields decreased 41 basis points to 5.02% for the six months ended June 30, 2016 compared to 5.43% for the same period in 2015. The effect on loan yields from incremental accretion income decreased 20 basis points to 0.34% for the six months ended June 30, 2016 from 0.54% for the six months ended June 30, 2015. The decrease in loan yields was partially mitigated by a $164.1 million, or 7.2%, increase in the average balance of loans receivable to $2.43 billion for the six months ended June 30, 2016 compared to $2.27 billion for the same period in 2015 as a result of loan growth.
Interest Expense
Total interest expense decreased by $113,000, or 3.7%, to $3.0 million for the six months ended June 30, 2016 from $3.1 million for the six months ended June 30, 2015. The average cost of interest bearing liabilities decreased three basis points to 0.25% for the six months ended June 30, 2016 from 0.28% for the six months ended June 30, 2015. Total average interest bearing liabilities increased by $113.9 million, or 5.0%, to $2.37 billion for the six months ended June 30, 2016 from $2.26 billion for the six months ended June 30, 2015.
Total interest expense on interest bearing deposits decreased $130,000, or 5.0% to $2.5 million during the six months ended June 30, 2016, from $2.6 million the same period in 2015. The average total cost of interest bearing deposits decreased to 0.22% for the six months ended June 30, 2016 from 0.24% for the same period in 2015.
The decrease in interest expense was primarily due to a $83.9 million, or 17.1%, decrease in the average balance of certificates of deposit to $406.5 million during the six months ended June 30, 2016 from $490.4 million during the same period in 2015 and a one basis point decrease in the cost on certificates of deposit to 0.51% from 0.52% for the same periods. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $230,000, or 18.3%, to $1.0 million for the six months ended June 30, 2016 from $1.3 million for the same period in 2015.
The decrease in interest expense on deposits was offset by a $128,000, or 64.6%, increase in the cost of savings accounts to $326,000 for the six months ended June 30, 2016 from $198,000 for the same period in 2015. The increase in the cost of savings accounts during the six months ended June 30, 2016 was due to the combination of a $90.1 million, or 24.1%, increase in the average balance of savings accounts to $464.2 million for the six months ended June 30, 2016 from $374.2 million for the same period in 2015 and an increase of three basis points in the average cost of savings accounts to 0.14% for the six months ended June 30, 2016 from 0.11% for the six months ended June 30, 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the six months ended June 30, 2016 was 4.40%, a decrease of 14 basis points from 4.54% for the same period in 2015.
Net Interest Margin
Net interest margin for the six months ended June 30, 2016 decreased 23 basis points to 4.02% from 4.25% for the same period in 2015. The net interest spread for the six months ended June 30, 2016 decreased 22 basis points to 3.95% from 4.17% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets for the six months ended June 30, 2016.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.77%	3.86%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.25	0.39
Net interest margin	4.02%	4.25%

(1)
The incremental accretion income represents the amount of income recorded on the purchased loans above the contractual stated interest rate in the individual loan notes. This income results from the discount established at the time these loan portfolios were acquired and is modified as a result of quarterly cash flow re-estimation.

The incremental accretion income was $4.1 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the six months ended June 30, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and six months ended June 30, 2016 and 2015 was calculated in accordance with the Company's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
The provision for loan losses decreased $69,000, or 5.8% to $1.1 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. The decrease in the provision for loan losses for the three months ended June 30, 2016 from the same period in 2015 was primarily the result of the decrease in certain historical loss factors and improvements in certain environmental factors as well as a change in the mix of loans. Based on a thorough review of the loan portfolio, the Company determined that the provision for loan losses for the three months ended June 30, 2016 was appropriate as it was calculated in accordance with the Company's methodology for determining the allowance for loan losses.
Comparison of six months ended June 30, 2016 to the comparable period in the prior year
The provision for loan losses decreased $138,000, or 5.8% to $2.3 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015. The decrease in the provision for loan losses for the six months ended June 30, 2016 from the same period in 2015 was primarily the result of the same factors described above for the decrease during the current quarter.

Noninterest Income
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
Total noninterest income decreased $305,000, or 4.4%, to $6.6 million for the three months ended June 30, 2016 compared to $6.9 million for the same period in 2015. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,476	$3,687	$(211)	(5.7)%
Gain on sale of investment securities, net	201	425	(224)	(52.7)
Gain on sale of loans, net	1,242	1,282	(40)	(3.1)
Other income	1,657	1,487	170	11.4
Total noninterest income	$6,576	$6,881	$(305)	(4.4)%
Service charges and other fees decreased $211,000, or 5.7%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily as the result of a change in the Bank's overdraft fee policies. For the three months ended June 30, 2016, average total deposits were $3.13 billion compared to $2.94 billion for the three months ended June 30, 2015.
Gain on sale of investment securities, net, was $201,000 for the three months ended June 30, 2016 compared to $425,000 for the same period in 2015. The $224,000, or 52.7%, decline is primarily the result of a decrease in amount of proceeds from sale of investment securities to $25.4 million for the three months ended June 30, 2016 from $40.5 million for three months ended June 30, 2015.

Other income increased $170,000, or 11.4%, to $1.7 million for the three months ended June 30, 2016 from $1.5 million for the three months ended June 30, 2015. The increase in other income for the three months ended June 30, 2016 compared to the same period in 2015 was primarily a result of a $(304,000) change in FDIC indemnification asset during the three months ended June 30, 2015. This change in FDIC indemnification asset was related primarily to the amortization of the asset. As the FDIC shared-loss agreements were terminated in August 2015, there was no such charge during the three months ended June 30, 2016. The increase in other income was additionally attributable to $228,000 of income recorded during the three months ended June 30, 2016 from executed interest rate swap contracts. The Company did not execute these interest rate swap contracts during the same period in 2015. The increase in other income was partially offset by a $288,000 decrease in purchased loan loss recoveries recorded during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. These recoveries were primarily from Washington Banking loans that were charged-off prior to the consummation of the acquisition or merger. These off-balance sheet loan deficiencies had a zero fair value estimate at the acquisition or merger dates.

Comparison of six months ended June 30, 2016 to the comparable period in the prior year
Total noninterest income decreased $1.7 million, or 10.9%, to $13.6 million for the six months ended June 30, 2016 compared to $15.2 million for the same period in 2015. The following table presents the change in the key components of noninterest income for the periods noted.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$6,832	$6,982	$(150)	(2.1)%
Gain on sale of investment securities, net	761	969	(208)	(21.5)
Gain on sale of loans, net	1,971	2,417	(446)	(18.5)
Gain on sale of Merchant Visa portfolio	—	1,650	(1,650)	(100.0)
Other income	4,002	3,208	794	24.8
Total noninterest income	$13,566	$15,226	$(1,660)	(10.9)%
Service charges and other fees decreased $150,000, or 2.1%, to $6.8 million for the six months ended June 30, 2016 compared to $7.0 million for the same period in 2015. The decrease in service charges and other fees are primarily the result of a change in the Bank's overdraft fee policies.
Gain on sale of Merchant VISA portfolio was $1.7 million for the six months ended June 30, 2015. The gain was a result of the Company's sale of its Merchant Visa portfolio in January 2015. The effects of this sale will result in lower future Merchant Visa income and a decrease in total noninterest income.
Gain on sale of investment securities, net, was $761,000 for the six months ended June 30, 2016 compared to $969,000 for the same period in 2015. The gain on sales were recognized on the investment portfolio as a result of continuing to manage the portfolio in order to improve overall performance of the portfolio. The $208,000, or 21.5%, decrease of gain on sale of investment securities was primarily attributable to the selection of investment securities to sell with higher unrealized gains. The proceeds from sale of investment securities was $75.8 million for the six months ended June 30, 2016 compared to $64.4 million for six months ended June 30, 2015.
Gain on sale of loans, net, was $2.0 million for the six months ended June 30, 2016 compared to $2.4 million for the six months ended June 30, 2015 and includes net gains on the sale of the government guaranteed portion of certain Small Business Administration ("SBA") loans and net gains on sale of one-to-four family residential loans. The $446,000, or 18.5%, decrease was primarily due to a $378,000 decrease in gain on sale of SBA loans to $492,000 for the six months ended June 30, 2016 from $869,000 for the same period in 2015 based on a decrease in SBA guarantee sales activities due to competitive pressures. The decrease in gain on sale of loans was also due to a decrease in mortgage activities in fiscal year 2016 compared to the same period in 2015. Originations of loans held for sale decreased $8.3 million, or 12.5%, to $58.0 million for the six months ended June 30, 2016 compared to $66.3 million for the six months ended June 30, 2015. Proceeds from sale of loans decreased $6.8 million, or 10.1%, to $60.5 million for the six months ended June 30, 2016 from $67.3 million for the six months ended June 30, 2015.
Other income increased $794,000, or 24.8%, to $4.0 million for the six months ended June 30, 2016 from $3.2 million for the six months ended June 30, 2015, primarily as a result of a $(497,000) in change in FDIC indemnification asset recorded during the six months ended June 30, 2015. The Company recorded no change in FDIC indemnification asset for the six months ended June 30, 2016 as the FDIC shared-loss agreements were terminated in August 2015. The increase in other income was additionally attributable to $363,000 of income recorded during the six months ended June 30, 2016 from executed interest rate swap contracts. The Company did not execute these interest rate swap contracts during the same period in 2015. The increase in other income was also due to a $292,000, or 72.5%, increase in income from bank-owned life insurance ("BOLI") policies to $695,000 for the six months ended June 30, 2016 from $403,000 for the same period in 2015. The increase in BOLI income was primarily the result of an additional $25.0 million of insurance policies that were purchased during the second quarter of 2015. The increase in other income was partially offset by a $454,000 decrease in purchased loan loss recoveries for the six months ended June 30, 2016 as compared to the same period in 2015. These recoveries were primarily of Washington Banking loans, which were charged-off prior to the consummation of the merger.

Noninterest Expense
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
Noninterest expense increased $398,000, or 1.5%, to $26.5 million during the three months ended June 30, 2016 compared to $26.1 million for the three months ended June 30, 2015. The following table presents the change in the key components of noninterest expense for the periods noted.

	Three Months Ended June 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$14,898	$13,842	$1,056	7.6%
Occupancy and equipment	4,111	3,850	261	6.8
Data processing	1,829	1,925	(96)	(5.0)
Marketing	781	1,063	(282)	(26.5)
Professional services	833	904	(71)	(7.9)
State and local taxes	604	569	35	6.2
Federal deposit insurance premium	528	523	5	1.0
Other real estate owned, net	61	200	(139)	(69.5)
Amortization of intangible assets	363	527	(164)	(31.1)
Other expense	2,469	2,676	(207)	(7.7)
Total noninterest expense	$26,477	$26,079	$398	1.5%
Compensation and employee benefits increased $1.1 million, or 7.6%, to $14.9 million during the three months ended June 30, 2016 from $13.8 million during the three months ended June 30, 2015. The increase in the three months ended June 30, 2016 compared to the same period in 2015 is primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, and standard salary increases.
Occupancy and equipment increased $261,000, or 6.8%, to $4.1 million during the three months ended June 30, 2016 from $3.9 million during the three months ended June 30, 2015. The increase was primarily a result of lease termination-related costs that were incurred as a result of branch consolidations completed during 2016.
Marketing expense decreased $282,000, or 26.5%, to $781,000 during the three months ended June 30, 2016 compared to $1.1 million during the three months ended June 30, 2015. The decrease was primarily the result of a concerted marketing campaign deployed during second quarter of 2015 that was not undertaken in the second quarter of 2016.
Other expense decreased $207,000, or 7.7%, to $2.5 million for the three months ended June 30, 2016 from $2.7 million for the same period in 2015. The decrease was primarily the result of a decrease in courier service as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses given the decrease in number of full-time equivalents and a concerted effort of the Company to reduce other expenses.
The ratio of noninterest expense to average assets (annualized) was 2.87% for the three months ended June 30, 2016, compared to 3.01% for the three months ended June 30, 2015. The decrease was primarily a result of an increase in assets and cost efficiencies gained and the above mentioned efforts by the Company to reduce noninterest expenses.

Comparison of six months ended June 30, 2016 to the comparable period in the prior year
Noninterest expense increased $729,000, or 1.4%, to $52.8 million during the six months ended June 30, 2016 compared to $52.1 million for the six months ended June 30, 2015. The following table presents the change in the key components of noninterest expense for the periods noted.

	Six Months Ended June 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$30,019	$28,067	$1,952	7.0%
Occupancy and equipment	7,947	7,541	406	5.4
Data processing	3,621	3,552	69	1.9
Marketing	1,509	1,696	(187)	(11.0)
Professional services	1,678	1,708	(30)	(1.8)
State and local taxes	1,211	1,189	22	1.9
Federal deposit insurance premium	1,020	1,038	(18)	(1.7)
Other real estate owned, net	472	859	(387)	(45.1)
Amortization of intangible assets	698	1,054	(356)	(33.8)
Other expense	4,671	5,413	(742)	(13.7)
Total noninterest expense	$52,846	$52,117	$729	1.4%
Compensation and employee benefits increased $2.0 million, or 7.0%, to $30.0 million during the six months ended June 30, 2016 compared to $28.1 million during the six months ended June 30, 2015. The increase was primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, and standard salary increases.
Occupancy and equipment increased $406,000, or 5.4%, to $7.9 million during the six months ended June 30, 2016 compared to $7.5 million during the six months ended June 30, 2015, primarily due to lease termination-related costs incurred with the branch consolidations completed during 2016. The expense additionally increased due to an increase in rent in the metro markets, offset partially by the closure of branches between the periods.
Other real estate owned, net decreased $387,000, or 45.1%, to $472,000 during the six months ended June 30, 2016 compared to $859,000 during the six months ended June 30, 2015. The decrease in other real estate owned, net, was primarily the result of a $245,000 decrease in property-related expenses due primarily to the $1.5 million, or 48.3%, decrease of other real estate owned to $1.6 million at June 30, 2016 from $3.0 million at June 30, 2015. The decrease in other real estate owned, net, was also the result of a gain on sale of other real estate owned of $42,000 for the six months ended June 30, 2016 compared to a loss on sale of other real estate owned of $97,000 during the six months ended June 30, 2015.
Other expense decreased $742,000, or 13.7%, to $4.7 million for the six months ended June 30, 2016 from $5.4 million for the same period in 2015. The decrease was primarily the result of a decrease in courier service as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses given the decrease in number of full-time equivalents and a concerted effort of the Company to reduce other expenses.
The ratio of noninterest expense to average assets (annualized) was 2.89% for the six months ended June 30, 2016, compared to 3.04% for the six months ended June 30, 2015. The decrease was primarily a result of an increase in assets and cost efficiencies gained and the above mentioned efforts by the Company to reduce noninterest expenses.

Income Tax Expense
Comparison of quarter ended June 30, 2016 to the comparable quarter in the prior year
Income tax expense decreased by $189,000, or 5.6%, to $3.2 million for the three months ended June 30, 2016 from $3.4 million for the three months ended June 30, 2015. The decrease in the income tax expense was primarily due to the decrease in the Company's effective tax rate. The Company’s effective tax rate was 26.3% for the three months ended June 30, 2016 compared to 27.8% for the same period in 2015. The decrease in the Company's effective tax rate during the three months ended June 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities, an increase in BOLI income and an increase in tax benefits from low income housing tax credits.

Comparison of six months ended June 30, 2016 to the comparable period in the prior year
Income tax expense decreased by $1.0 million, or 14.0%, to $6.3 million for the six months ended June 30, 2016 from $7.4 million for the six months ended June 30, 2015. The decrease in the income tax expense was due to a combination of a decrease in pre-tax income and a decrease in the Company's effective tax rate. The Company’s effective tax rate was 26.0% for the six months ended June 30, 2016 compared to 28.4% for the same period in 2015. The decrease in the Company's effective tax rate during the six months ended June 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities, an increase in BOLI income and an increase in tax benefits from low income housing tax credits.

Financial Condition Overview
Total assets increased $106.1 million, or 2.9%, to $3.76 billion as of June 30, 2016 compared to $3.65 billion as of December 31, 2015. The total loans receivable, net, increased $123.9 million, or 5.2%, to $2.50 billion at June 30, 2016 compared to $2.37 billion at December 31, 2015. Loans were primarily funded through an increase in deposits, an increase in FHLB advances and a decrease in cash and cash equivalents. Deposits increased by $50.6 million, or 1.6%, to $3.16 billion as of June 30, 2016 compared to $3.11 billion as of December 31, 2015. FHLB advances increased to $33.0 million at June 30, 2016 from no borrowings at December 31, 2015. Cash and cash equivalents decreased $27.7 million, or 21.9%, to $98.9 million at June 30, 2016 from $126.6 million at December 31, 2015.
Investment securities available for sale increased $4.1 million, or 0.5%, to $815.9 million at June 30, 2016 from $811.9 million at December 31, 2015. The increase was due to investment purchases and increases in unrealized gains on investment securities as a result of increases in market values, offset partially by sales, maturities, calls and principal payments.
Prepaid expenses and other assets increased $7.6 million, or 13.1%, to $66.0 million at June 30, 2016 from $58.4 million at December 31, 2015. The increase was primarily due to a $10.2 million investment in low income housing tax credit partnership and a $2.3 million increase in the value of interest rate swaps, offset partially by a decrease in current and deferred tax assets of $4.6 million.
Total non-maturity deposits increased to 87.7% of total deposits at June 30, 2016 from 86.5% at December 31, 2015 and certificates of deposits decreased to 12.3% of total deposits at June 30, 2016 from 13.5% at December 31, 2015.
FHLB advances increased to $33.0 million at June 30, 2016 from no borrowings at December 31, 2015. The borrowings funded the growth in the loan portfolio.
Securities sold under agreement to repurchase decreased $6.5 million, or 28.0%, to $16.7 million as of June 30, 2016 from $23.2 million as of December 31, 2015. The decrease is primarily due to changes in customer deposit balances.
Accrued expenses and other liabilities increased $8.7 million, or 29.2%, to $38.6 million at June 30, 2016 from $29.9 million at December 31, 2015. The increase was primarily a result of the $10.2 million investment in low income housing tax credit partnership entered into during the three months ended June 30, 2016, of which $1.6 million was funded during the three months ended June 30, 2016. This obligation will decrease as projects are funded. The increase was additionally due to a $2.3 million increase in the value of interest rate swaps, offset partially by incentive compensation payments made during the first quarter of 2016.
Total stockholders’ equity increased by $20.1 million, or 4.3%, to $490.1 million as of June 30, 2016 from $470.0 million at December 31, 2015. The increase during the six months ended June 30, 2016 was due primarily to net income of $18.0 million and an increase of $9.8 million in accumulated other comprehensive income, partially offset by cash dividends declared and paid of $6.9 million, common stock repurchases totaling $2.1 million and restricted stock compensation expense of $872,000. The Company’s equity position remains strong at 13.0% of total assets as of June 30, 2016 compared to 12.9% as of December 31, 2015.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2015 to June 30, 2016.

	June 30, 2016	December 31, 2015	Change between June 30, 2016 and December 31, 2015	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$98,945	$126,640	$(27,695)	(21.9)%
Other interest earning deposits	5,461	6,719	(1,258)	(18.7)
Investment securities	815,920	811,869	4,051	0.5
Loans held for sale	7,130	7,682	(552)	(7.2)
Total loans receivable, net	2,496,175	2,372,296	123,879	5.2
Other real estate owned	1,560	2,019	(459)	(22.7)
Premises and equipment, net	60,759	61,891	(1,132)	(1.8)
Federal Home Loan Bank stock, at cost	5,700	4,148	1,552	37.4
Bank owned life insurance	61,571	60,876	695	1.1
Accrued interest receivable	10,535	10,469	66	0.6
Prepaid expenses and other assets	66,000	58,365	7,635	13.1
Other intangible assets, net	8,091	8,789	(698)	(7.9)
Goodwill	119,029	119,029	—	—
Total assets	$3,756,876	$3,650,792	$106,084	2.9%

Liabilities
Deposits	$3,158,906	$3,108,287	$50,619	1.6
Federal Home Loan Bank advances	33,000	—	33,000	100.0
Junior subordinated debentures	19,571	19,424	147	0.8
Securities sold under agreement to repurchase	16,715	23,214	(6,499)	(28.0)
Accrued expenses and other liabilities	38,626	29,897	8,729	29.2
Total liabilities	3,266,818	3,180,822	85,996	2.7
Stockholders' equity
Common stock	358,663	359,451	(788)	(0.2)
Retained earnings	119,052	107,960	11,092	10.3
Accumulated other comprehensive income, net	12,343	2,559	9,784	382.3
Total stockholders' equity	490,058	469,970	20,088	4.3
Total liabilities and stockholders' equity	$3,756,876	$3,650,792	$106,084	2.9%

Lending Activities
As indicated in the table below, loans receivable, net was $2.52 billion at June 30, 2016, an increase of $122.6 million, or 5.1%, from $2.40 billion at December 31, 2015. The increase in loans receivable for the six months ended June 30, 2016 was primarily due to a $44.1 million, or 79.7%, increase in five or more family residential and commercial property real estate construction and land development loans, a $27.5 million, or 4.6%, increase in commercial and industrial loans, a $21.7 million, or 2.9%, increase in non-owner occupied commercial real estate loans and a $23.3 million, or 7.8%, increase in consumer loans.

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$624,200	24.7%	$596,726	24.8%
Owner-occupied commercial real estate	575,660	22.8	572,609	23.8
Non-owner occupied commercial real estate	775,646	30.7	753,986	31.4
Total commercial business	1,975,506	78.2	1,923,321	80.0
One-to-four family residential	77,274	3.1	72,548	3.0
Real estate construction and land development:
One-to-four family residential	49,519	2.0	51,752	2.2
Five or more family residential and commercial properties	99,423	3.9	55,325	2.3
Total real estate construction and land development	148,942	5.9	107,077	4.5
Consumer	321,495	12.7	298,167	12.4
Gross loans receivable	2,523,217	99.9	2,401,113	99.9
Deferred loan costs, net	1,384	0.1	929	0.1
Loans receivable, net	$2,524,601	100.0%	$2,402,042	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$10,879	$7,122
One-to-four family residential	36	38
Real estate construction and land development	2,029	2,414
Consumer	919	94
Total nonaccrual loans (1)(2)	13,863	9,668
Other real estate owned	1,560	2,019
Total nonperforming assets	$15,423	$11,687

Allowance for loan losses	$28,426	$29,746
Allowance for loan losses to loans receivable, net	1.13%	1.24%
Allowance for loan losses to nonperforming loans	205.05%	307.67%
Nonperforming loans to total loans receivable, net	0.55%	0.40%
Nonperforming assets to total assets	0.41%	0.32%

Performing TDR loans:
Commercial business	$16,199	$17,345
One-to-four family residential	231	236
Real estate construction and land development	2,818	3,014
Consumer	83	100
Total performing TDR loans (3)	$19,331	$20,695
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	101,171	110,357

(1)	At June 30, 2016 and December 31, 2015, $6.6 million and $6.3 million of nonperforming loans, respectively, were considered TDR loans.

(2)	At June 30, 2016 and December 31, 2015, $2.2 million and $1.1 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At June 30, 2016 and December 31, 2015, $761,000 and $449,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at June 30, 2016 or December 31, 2015.

(5)	At June 30, 2016 and December 31, 2015, $675,000 and $1.2 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets increased $3.7 million, or 32.0%, to $15.4 million, or 0.41% of total assets, at June 30, 2016 from $11.7 million, or 0.32% of total assets at December 31, 2015 due to an increase of $4.2 million in nonaccrual loans partially offset by a decrease of $459,000 in other real estate owned. For the six months ended June 30, 2016, the increase in nonaccrual loans was primarily due to $6.3 million in additions to nonaccrual loans and $854,000 of TDR loans transferred to nonaccrual status, offset partially by $2.5 million of net principal reductions and $250,000 of charge-offs. Other real estate owned decreased to $1.6 million at June 30, 2016 from $2.0 million at December 31, 2015 as a result of the sale of five properties with net proceeds of $770,000 and gains of $42,000 along with a $383,000 valuation adjustment, offset by additions to other real estate owned of $652,000.
Performing TDR loans were $19.3 million and $20.7 million as of June 30, 2016 and December 31, 2015, respectively. The $1.4 million, or 6.6%, decrease in performing TDR loans for the six months ended June 30, 2016 was primarily the result of $930,000 of net principal payments and $854,000 of loans transferred to nonaccrual status, partially offset by $569,000 of loans restructured during the period. At both June 30, 2016 and December 31, 2015, the Company had recorded $1.8 million in allowance for loan losses on the performing TDR loans.

Potential problem loans as of June 30, 2016 and December 31, 2015 were $101.2 million and $110.4 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $9.2 million, or 8.3%, decrease in potential problem loans was primarily the result of $12.9 million of net principal payments, $12.1 million of loan grade improvements, $4.0 million of loans transferred to impaired status and $1.7 million of loan charge-offs, partially offset by the addition of loans graded as potential problem loans of $22.2 million during the six months ended June 30, 2016.

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

The following table provides information regarding changes in our allowance for loan losses as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,524,601	$2,347,302	$2,524,601	$2,347,302
Average loans receivable during the period	$2,466,963	$2,290,608	$2,429,356	$2,265,276

Allowance for loan losses on loans at the beginning of the period	$29,667	$27,816	$29,746	$27,729
Provision for loan losses	1,120	1,189	2,259	2,397
Charge-offs:
Commercial business	(2,140)	(662)	(3,370)	(1,510)
Real estate construction and land development	(1)	—	(154)	(106)
Consumer	(467)	(448)	(798)	(929)
Total charge-offs	(2,608)	(1,110)	(4,322)	(2,545)
Recoveries:
Commercial business	85	187	359	388
One-to-four family residential	1	—	2	1
Real estate construction and land development	—	100	83	100
Consumer	161	96	299	208
Total recoveries	247	383	743	697
Net charge-offs	(2,361)	(727)	(3,579)	(1,848)
Allowance for loan losses at the end of the period	$28,426	$28,278	$28,426	$28,278

Allowance for loan losses to loans receivable, net	1.13%	1.20%	1.13%	1.20%
Ratio of net charge-offs to average loans receivable (annualized)	0.38%	0.13%	0.30%	0.16%
The allowance for loan losses was $28.4 million at June 30, 2016 and $29.7 million at December 31, 2015, which was the result of net charge-offs of $3.6 million and provision for loan losses of $2.3 million recorded during the six months ended June 30, 2016. Of the $3.6 million of net charge-offs, $1.0 million related to the closure of a PCI loan pool during the three months ended June 30, 2016. This accounting entry represents past residual losses estimated and provided for in the pool's allocated allowance for loan loss.  As the last loan in the pool was resolved during the quarter ended June 30, 2016, the Company recognized these past losses as a charge-off to the allowance for loan losses. The Bank also recorded two significant commercial and industrial loan charge-offs during the six months ended June 30, 2016 totaling $1.8 million as the borrowers defaulted during the period. Based on these events, the ratio of net charge-offs to average loans receivable increased to 0.38% for the three months ended June 30, 2016 from 0.13% for the three months ended June 30, 2015 and 0.30% for the six months ended June 30, 2016 from 0.16% for the six months ended June 30, 2015. The methodology we use to estimate the allowance for loan losses factors in historical losses over the 12-quarter rolling historical period as well as other credit quality indicators, many of which showed improvement from prior periods. As a result, even though net charge-offs increased as compared to the prior periods, as did nonperforming loans as described below, the allowance for loan losses to loans receivable, net, decreased to 1.13% at June 30, 2016 from 1.24% at December 31, 2015.
Nonperforming loans increased $4.2 million, or 43.4%, to $13.9 million at June 30, 2016 from $9.7 million at December 31, 2015. Nonperforming loans to loans receivable, net was 0.55% at June 30, 2016 compared to 0.40% at December 31, 2015, and the allowance for loan losses to nonperforming loans was 205.05% at June 30, 2016 and 307.67% at December 31, 2015. As of June 30, 2016, the Bank identified $33.2 million of impaired loans, of which $12.5 million had no specific valuation allowance as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying value. The remaining $20.7 million of impaired loans at June 30, 2016 had related specific valuation allowances totaling $2.6 million. This is compared to $30.4 million of impaired loans at December 31, 2015, of which $6.0 million had no specific valuation allowance and $24.3 million had $3.3 million of specific valuation allowance.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $28.4 million at June 30, 2016 (1.13% of loans receivable, net and 205.05% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2015 of $29.7 million (1.24% of loans receivable, net and 307.67% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At June 30, 2016 and December 31, 2015, the remaining fair value discount for these purchased loans was $17.5 million and $20.4 million, respectively.
The following table outlines the allowance for loan losses and related loan balances at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$18,900	$17,354
Gross loans, excluding PCI and impaired loans	$2,415,428	$2,283,832
Percentage	0.78%	0.76%

PCI Allowance:
Allowance for loan losses	$6,886	$9,084
Gross PCI loans	$74,594	$86,919
Percentage	9.23%	10.45%

Specific Valuation Allowance:
Allowance for loan losses	$2,640	$3,308
Gross impaired loans	$33,195	$30,362
Percentage	7.95%	10.90%

Total Allowance for Loan Losses:
Allowance for loan losses	$28,426	$29,746
Gross loans receivable	$2,523,217	$2,401,113
Percentage	1.13%	1.24%
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
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2016.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.16 billion at June 30, 2016, an increase of $50.6 million, or 1.6%, from $3.11 billion at December 31, 2015.

	June 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$820,371	26.0%	$770,927	24.8%
NOW accounts	928,825	29.4	917,859	29.5
Money market accounts	525,139	16.6	545,342	17.6
Savings accounts	495,386	15.7	453,826	14.6
Total non-maturity deposits	2,769,721	87.7	2,687,954	86.5
Certificates of deposit	389,185	12.3	420,333	13.5
Total deposits	$3,158,906	100.0%	$3,108,287	100.0%
The increase in deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) increased $81.8 million, or 3.0%, to $2.77 billion at June 30, 2016 from $2.69 billion at December 31, 2015 and certificate of deposit accounts have decreased $31.1 million, or 7.4%, to $389.2 million at June 30, 2016 from $420.3 million at December 31, 2015. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 12.3% at June 30, 2016 from 13.5% at December 31, 2015.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2016, the Bank had securities sold under agreement to repurchase totaling $16.7 million, a decrease of $6.5 million, or 28.0%, from $23.2 million at December 31, 2015. The decrease is the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at June 30, 2016 was $19.6 million, which reflects the fair value of the debentures established during the merger with Washington Banking, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At June 30, 2016, the Bank maintained credit facilities with the FHLB of Des Moines for $623.4 million and credit facilities with the Federal Reserve Bank of San Francisco for $61.7 million. The Company had $33.0 million of FHLB advances outstanding at June 30, 2016 and no borrowings outstanding at December 31, 2015. The average cost of the FHLB advances during the six months ended June 30, 2016 was 0.33%. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of June 30, 2016. There were no federal funds purchased as of June 30, 2016.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2016, cash and cash equivalents totaled $98.9 million, or 2.6% of total assets. In addition, $497,000 of the $5.5 million of other interest earning deposits are scheduled to mature within one year of June 30, 2016. The fair value of investment securities available for sale totaled $815.9 million at June 30, 2016 of which $272.7 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $543.2 million, or 14.5%, of total assets at June 30, 2016. The fair value of investment securities available for sale with maturities of one year or less were $4.9 million, or 0.13%, of total assets at June 30, 2016.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At June 30, 2016, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $7.1 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $24.4 million for the six months ended June 30, 2016, and primarily consisted of proceeds from sale of loans held for sale of $60.5 million, net income of $18.0 million, depreciation and amortization of $6.5 million and provision for loan losses of $2.3 million, partially offset by originations for loans held for sale of $58.0 million. During the six months ended June 30, 2016, net cash used in investing activities was $120.6 million, which consisted primarily of purchases of investment securities available for sale of $128.0 million and net loan originations of $126.3 million, offset partially by proceeds from sales of investment securities available for sale of $75.8 million and maturities of investment securities available for sale of $60.8 million. Net cash provided in financing activities was $68.6 million for the six months ended June 30, 2016, and primarily consisted of a net increase in deposits of $50.6 million and increases in FHLB advances of $294.5 million, offset partially by repayments of FHLB advances of $261.5 million, a $6.9 million payment of cash dividends on common stock, a $6.5 million decrease in the securities sold under agreement to repurchase and $2.1 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at June 30, 2016 was $490.1 million compared with $470.0 million at December 31, 2015. During the six months ended June 30, 2016, the Company realized net income of $18.0 million, declared and paid cash dividends of $6.9 million, recorded other comprehensive income of $9.8 million, recorded stock-based compensation expense related to restricted stock, net of tax effect, totaling $948,000, recorded $390,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $2.1 million.
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
As of June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$139,143	4.5%	N/A	N/A	$355,304	11.5%
Tier 1 leverage capital to average assets	143,024	4.0	N/A	N/A	374,757	10.5
Tier 1 capital to risk-weighted assets	185,523	6.0	N/A	N/A	374,757	12.1
Total capital to risk-weighted assets	247,365	8.0	N/A	N/A	403,353	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	139,038	4.5	200,833	6.5	367,170	11.9
Tier 1 leverage capital to average assets	142,950	4.0	178,688	5.0	367,170	10.3
Tier 1 capital to risk-weighted assets	185,384	6.0	247,179	8.0	367,170	11.9
Total capital to risk-weighted assets	247,179	8.0	308,974	10.0	395,766	12.8

As of December 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$129,673	4.5%	N/A	N/A	$345,993	12.0%
Tier 1 leverage capital to average assets	140,395	4.0	N/A	N/A	365,232	10.4
Tier 1 capital to risk-weighted assets	172,897	6.0	N/A	N/A	365,232	12.7
Total capital to risk-weighted assets	230,530	8.0	N/A	N/A	395,148	13.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	129,633	4.5	187,248	6.5	358,600	12.5
Tier 1 leverage capital to average assets	140,331	4.0	175,414	5.0	358,600	10.2
Tier 1 capital to risk-weighted assets	172,844	6.0	230,459	8.0	358,600	12.5
Total capital to risk-weighted assets	230,459	8.0	288,074	10.0	388,516	13.5
Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased-in over the period of 2015 through 2019, including, among others, a new capital conservation buffer requirement, which requires banking organizations to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement are being phased-in beginning on January 1, 2016 at 0.625%, and will be phased-in over a three-year period, increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At June 30, 2016, the capital conservation buffer was 5.04% and 4.81% for the Company and the Bank, respectively.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 20, 2016, the Company’s Board of Directors declared a regular dividend of $0.12 per common share payable on August 18, 2016 to shareholders of record on August 4, 2016.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	—	304,600	100,000	441,966	541,966
Stock repurchase average share price	$—	$16.88	$17.05	$16.64	$16.72
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended June 30, 2016 and 2015, the Company repurchased 12,684 and 11,687 shares of common stock at an average price per share of $17.54 and $17.37, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the six months ended June 30, 2016 and 2015, the Company repurchased 23,939 and 21,610 shares of common stock at an average price per share of $17.57 and $16.66, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016— April 30, 2016	—	$—	7,755,389	973,034
May 1, 2016— May 31, 2016	—	—	7,855,389	973,034
June 1, 2016—June 30, 2016	12,684	17.54	7,855,389	973,034
Total	12,684	$17.54	7,855,389	973,034

(1)
Common shares repurchased by the Company between April 1, 2016 and June 30, 2016 represent the cancellation of 12,684 shares of restricted stock to pay withholding taxes at a weighted average price per share of $17.54.

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

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015.

(21)	Reference is made to Note (11)—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part 1. Item 1. herein.

(22)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
August 5, 2016	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
August 5, 2016	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.