Form 10-Q
period 2016-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2016-11-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 26, 2016 there were 29,946,823 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
September 30, 2016

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired, including those from the Cowlitz Bank, Pierce Commercial Bank, Northwest Commercial Bank, Valley Community Bancshares, Inc. and the Washington Banking Company transactions described in this Form 10-Q, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes; our ability to control operating costs and expenses; further increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our expansion strategy of pursuing acquisitions and de novo branching; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$86,142	$63,816
Interest earning deposits	26,618	62,824
Cash and cash equivalents	112,760	126,640
Other interest earning deposits	5,461	6,719
Investment securities available for sale, at fair value	819,159	811,869
Loans held for sale	8,964	7,682
Loans receivable, net	2,578,977	2,402,042
Allowance for loan losses	(30,211)	(29,746)
Total loans receivable, net	2,548,766	2,372,296
Other real estate owned	—	2,019
Premises and equipment, net	63,312	61,891
Federal Home Loan Bank stock, at cost	5,088	4,148
Bank owned life insurance	69,962	60,876
Accrued interest receivable	11,327	10,469
Prepaid expenses and other assets	74,816	58,365
Other intangible assets, net	7,732	8,789
Goodwill	119,029	119,029
Total assets	$3,846,376	$3,650,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,242,421	$3,108,287
Federal Home Loan Bank advances	17,700	—
Junior subordinated debentures	19,644	19,424
Securities sold under agreement to repurchase	22,425	23,214
Accrued expenses and other liabilities	48,174	29,897
Total liabilities	3,350,364	3,180,822
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,946,823 and 29,975,439 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	358,451	359,451
Retained earnings	126,497	107,960
Accumulated other comprehensive income, net	11,064	2,559
Total stockholders’ equity	496,012	469,970
Total liabilities and stockholders’ equity	$3,846,376	$3,650,792
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$30,915	$30,179	$91,595	$91,213
Taxable interest on investment securities	2,888	2,187	8,522	7,199
Nontaxable interest on investment securities	1,235	1,056	3,599	3,137
Interest and dividends on other interest earning assets	76	62	225	173
Total interest income	35,114	33,484	103,941	101,722
INTEREST EXPENSE
Deposits	1,269	1,335	3,765	3,961
Junior subordinated debentures	221	195	647	627
Other borrowings	18	14	78	50
Total interest expense	1,508	1,544	4,490	4,638
Net interest income	33,606	31,940	99,451	97,084
Provision for loan losses	1,495	851	3,754	3,247
Net interest income after provision for loan losses	32,111	31,089	95,697	93,837
NONINTEREST INCOME
Service charges and other fees	3,630	3,593	10,462	10,575
Gain on sale of investment securities, net	345	393	1,106	1,362
Gain on sale of loans, net	3,435	1,411	5,406	3,828
Gain on termination of FDIC shared-loss agreements	—	1,747	—	1,747
Gain on sale of Merchant Visa portfolio	—	—	—	1,650
Other income	2,457	2,400	6,459	5,607
Total noninterest income	9,867	9,544	23,433	24,769
NONINTEREST EXPENSE
Compensation and employee benefits	15,633	14,918	45,652	42,984
Occupancy and equipment	3,926	3,970	11,873	11,511
Data processing	1,943	2,398	5,564	5,950
Marketing	745	899	2,254	2,595
Professional services	830	894	2,508	2,602
State and local taxes	820	619	2,031	1,808
Federal deposit insurance premium	296	499	1,316	1,537
Other real estate owned, net	(142)	(5)	330	854
Amortization of intangible assets	359	523	1,057	1,577
Other expense	2,408	2,607	7,079	8,021
Total noninterest expense	26,818	27,322	79,664	79,439
Income before income taxes	15,160	13,311	39,466	39,167
Income tax expense	4,121	3,819	10,441	11,171
Net income	$11,039	$9,492	$29,025	$27,996
Basic earnings per common share	$0.37	$0.32	$0.97	$0.93
Diluted earnings per common share	$0.37	$0.32	$0.97	$0.93
Dividends declared per common share	$0.12	$0.11	$0.35	$0.32
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$11,039	$9,492	$29,025	$27,996
Change in fair value of investment securities available for sale, net of tax of $(570), $1,657, $4,983 and $1,300, respectively	(1,055)	3,064	9,223	2,407
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(121), $(138), $(388) and $(520), respectively	(224)	(255)	(718)	(967)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0, $0, $0 and $4, respectively	—	—	—	108
Reclassification of remaining unaccreted other-than-temporary impairment upon sale of investment securities held to maturity included in income, net of tax $0, $0, $0 and $44, respectively	—	—	—	81
Other comprehensive (loss) income	(1,279)	2,809	8,505	1,629
Comprehensive income	$9,760	$12,301	$37,530	$29,625
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
	(In thousands, except per share amounts)
Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards issued, net of forfeitures	118	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	53	686	—	—	686
Restricted stock compensation expense	—	1,125	—	—	1,125
Net excess tax benefits from vesting of restricted stock	—	105	—	—	105
Common stock repurchased	(464)	(7,730)	—	—	(7,730)
Net income	—	—	27,996	—	27,996
Other comprehensive income, net of tax	—	—	—	1,629	1,629
Cash dividends declared on common stock ($0.32 per share)	—	—	(9,621)	—	(9,621)
Balance at September 30, 2015	29,967	$358,927	$104,762	$5,007	$468,696

Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted and unrestricted stock awards issued, net of forfeitures	111	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	28	421	—	—	421
Restricted stock compensation expense	—	1,367	—	—	1,367
Net excess tax benefits from vesting of restricted stock	—	99	—	—	99
Common stock repurchased	(167)	(2,887)	—	—	(2,887)
Net income	—	—	29,025	—	29,025
Other comprehensive income, net of tax	—	—	—	8,505	8,505
Cash dividends declared on common stock ($0.35 per share)	—	—	(10,488)	—	(10,488)
Balance at September 30, 2016	29,947	$358,451	$126,497	$11,064	$496,012
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$29,025	$27,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,543	10,486
Changes in net deferred loan costs, net of amortization	(971)	(1,257)
Provision for loan losses	3,754	3,247
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	(193)	(4,085)
Restricted stock compensation expense	1,367	1,125
Net excess tax benefit from exercise of stock options and vesting of restricted stock	(119)	(125)
Amortization of intangible assets	1,057	1,577
Gain on sale of investment securities, net	(1,106)	(1,362)
Origination of loans held for sale	(99,513)	(102,310)
Gain on sale of loans, net	(5,406)	(3,828)
Proceeds from sale of loans	103,637	103,739
Earnings on bank owned life insurance	(1,086)	(769)
Valuation adjustment on other real estate owned	383	415
(Gain) loss on sale of other real estate owned, net	(173)	94
Gain on termination of FDIC shared-loss agreements	—	(1,747)
Loss (gain) on sale or write-off of furniture, equipment and leasehold improvements	107	(1)
Net cash provided by operating activities	40,306	33,195
Cash flows from investing activities:
Loans originated, net of principal payments	(179,930)	(156,106)
Maturities of other interest earning deposits	1,248	4,836
Maturities, calls and payments of investment securities available for sale	94,328	91,915
Maturities, calls and payments of investment securities held to maturity	—	1,897
Purchase of investment securities available for sale	(188,164)	(158,048)
Purchase of premises and equipment	(5,128)	(1,409)
Proceeds from sales of other real estate owned	2,486	3,199
Proceeds from sales of investment securities available for sale	94,380	102,937
Proceeds from sales of investment securities held to maturity	—	972
Proceeds from redemption of FHLB stock	15,416	8,040
Purchases of FHLB stock	(16,356)	—
Proceeds from sale of premises and equipment	659	10
Purchase of bank owned life insurance	(8,000)	(25,000)
Investment in low-income housing tax credit partnership	(3,315)	(442)
Net cash used for termination of FDIC shared-loss agreements	—	(7,110)
Net cash used in investing activities	(192,376)	(134,309)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	134,134	147,867
FHLB advances	403,100	—
Repayments of FHLB advances	(385,400)	—
Common stock cash dividends paid	(10,488)	(9,621)
Net decrease in securities sold under agreement to repurchase	(789)	(9,352)
Proceeds from exercise of stock options	401	666
Net excess tax benefit from exercise of stock options and vesting of restricted stock	119	125
Repurchase of common stock	(2,887)	(7,730)
Net cash provided by financing activities	138,190	121,955
Net (decrease) increase in cash and cash equivalents	(13,880)	20,841
Cash and cash equivalents at beginning of period	126,640	121,636
Cash and cash equivalents at end of period	$112,760	$142,477

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,533	$4,841
Cash paid for income taxes	9,000	12,286

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$677	$2,424
Investment in low income housing tax credit partnership and related funding commitment	19,663	—
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
Certain prior period amounts have been reclassified to conform to the current period’s presentation. The Company reclassified $56.6 million of loans receivable previously classified as owner-occupied commercial real estate at December 31, 2015 to non-owner occupied commercial real estate for all comparative tables in Note (3) Loans Receivable. The related allowance for loan losses and provision for loan losses for all historical periods in Note (4) Allowance for Loan Losses were also reclassified. None of these loans were considered impaired at September 30, 2016 or December 31, 2015. The reclassification was due to a review of certain loan products, including hotels, assisted-living housing and self-storage units, for which the Bank determined the risk characteristics were more akin to non-owner occupied loans. The Company also reclassified $179.0 million fair value ($179.8 million amortized cost) of mortgage backed securities and collateralized mortgage obligations previously classified as residential to commercial based on a detailed review of the investment types. The reclassifications had no effect on prior periods' net income or stockholders’ equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2015 Annual Report on Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2015 Annual Report on Form 10-K.

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
FASB ASU 2015-16, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Condensed Consolidated Financial Statements as of September 30, 2016.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Condensed Consolidated Financial Statements.
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

FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016, including interim periods within those annual periods with early adoption permitted. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments will be applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

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

FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

FASB ASU 2016-15, Statement of Cash Flows (Topic 213): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. The Company is currently evaluating the impact that this Update will have on its Condensed Consolidated Financial Statements.

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

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$5,565	$29	$—	$5,594
Municipal securities	236,913	9,169	(378)	245,704
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	337,689	5,340	(272)	342,757
Commercial	194,666	3,276	(105)	197,837
Collateralized loan obligations	14,032	9	(52)	13,989
Corporate obligations	13,201	7	(25)	13,183
Other equities	45	50	—	95
Total	$802,111	$17,880	$(832)	$819,159

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$35,618	$145	$(186)	$35,577
Municipal securities	216,352	4,826	(185)	220,993
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	351,606	1,749	(1,331)	352,024
Commercial	179,797	343	(1,129)	179,011
Collateralized loan obligations	15,251	—	(154)	15,097
Corporate obligations	9,252	—	(139)	9,113
Other equities	45	9	—	54
Total	$807,921	$7,072	$(3,124)	$811,869
(1) U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at September 30, 2016 or December 31, 2015.
The amortized cost and fair value of investment securities available for sale at September 30, 2016, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$3,564	$3,578
Due after one year through five years	121,014	123,124
Due after five years through ten years	232,087	237,820
Due after ten years	445,401	454,542
Investment securities with no stated maturities	45	95
Total	$802,111	$819,159

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of September 30, 2016 and December 31, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2016
Municipal securities	$22,030	$(378)	$—	$—	$22,030	$(378)
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	27,459	(128)	17,416	(144)	44,875	(272)
Commercial	38,378	(79)	8,240	(26)	46,618	(105)
Collateralized loan obligations	—	—	11,130	(52)	11,130	(52)
Corporate obligations	6,021	(21)	4,022	(4)	10,043	(25)
Total	$93,888	$(606)	$40,808	$(226)	$134,696	$(832)

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$30,381	$(186)	$—	$—	$30,381	$(186)
Municipal securities	21,929	(174)	2,068	(11)	23,997	(185)
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	173,959	(870)	39,891	(461)	213,850	(1,331)
Commercial	79,103	(1,117)	4,047	(12)	83,150	(1,129)
Collateralized loan obligations	15,097	(154)	—	—	15,097	(154)
Corporate obligations	8,134	(110)	979	(29)	9,113	(139)
Total	$328,603	$(2,611)	$46,985	$(513)	$375,588	$(3,124)
(1) U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of September 30, 2016 and December 31, 2015 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying bonds of the municipal securities had credit ratings that were below investment grade levels at September 30, 2016 or December 31, 2015. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
All of the other-than-temporary impairment experienced by the Company in historical periods has been related to its portfolio of private-residential collateralized mortgage obligations. As there were no private-residential collateralized mortgage obligations at September 30, 2016 and December 31, 2015, the Company did not perform an other-than-temporary impairment analysis for the three and nine months ended September 30, 2016 on these securities. For the three and nine months ended September 30, 2015, there were no investment securities held to maturity determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for the three and nine months ended September 30, 2015 in earnings or other comprehensive income. To analyze the unrealized losses, the Company estimated expected future cash flows of the investments by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordinated interests owned by third parties, to the security. The expected future cash flows of the underlying collateral were determined using the remaining contractual cash flows adjusted for future expected credit losses (which considers current delinquencies and nonperforming assets, future expected default rates and collateral value by vintage and geographic region) and prepayments. The expected cash flows of the security were then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The Company did not use any impairment assumptions as of September 30, 2015 as the unrealized losses were insignificant.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$220,203	$226,536	$212,325	$215,284
Federal Reserve Bank of San Francisco and Federal Home Loan Bank to secure borrowing arrangements	—	—	506	506
Repurchase agreements	25,934	26,312	28,500	28,503
Other securities pledged	3,590	3,683	2,125	2,160
Total	$249,727	$256,531	$243,456	$246,453

(3)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Loans acquired in a business combination may be further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC310-30. These loans are identified as PCI, or purchased credit impaired loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and are referred to as "non-PCI" loans.
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. Historically, the Company sold most single-family loans in the secondary market and retained a smaller portion in its loan portfolio. From the second quarter of 2013 until May 1, 2014, the Company only originated single-family loans for its loan portfolio. As a result of the Washington Banking Merger, since May 1, 2014 the Company has been originating and selling a majority of its single-family mortgages.
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

Loans receivable at September 30, 2016 and December 31, 2015 consisted of the following portfolio segments and classes:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$638,082	$596,726
Owner-occupied commercial real estate	578,147	572,609
Non-owner occupied commercial real estate	802,502	753,986
Total commercial business	2,018,731	1,923,321
One-to-four family residential	78,253	72,548
Real estate construction and land development:
One-to-four family residential	52,052	51,752
Five or more family residential and commercial properties	97,108	55,325
Total real estate construction and land development	149,160	107,077
Consumer	330,933	298,167
Gross loans receivable	2,577,077	2,401,113
Net deferred loan costs	1,900	929
Loans receivable, net	2,578,977	2,402,042
Allowance for loan losses	(30,211)	(29,746)
Total loans receivable, net	$2,548,766	$2,372,296
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of, in order of balances at September 30, 2016, non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of September 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the risk grades is as follows:

•
Grades 1 to 5: These grades are considered “pass grade” and include loans with negligible to above average but acceptable risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financial information and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.

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

The following tables present the balance of the loans receivable by credit quality indicator as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$599,694	$5,952	$32,376	$60	$638,082
Owner-occupied commercial real estate	550,065	6,412	21,413	257	578,147
Non-owner occupied commercial real estate	759,097	15,799	27,606	—	802,502
Total commercial business	1,908,856	28,163	81,395	317	2,018,731
One-to-four family residential	76,735	—	1,518	—	78,253
Real estate construction and land development:
One-to-four family residential	45,287	824	5,941	—	52,052
Five or more family residential and commercial properties	92,562	1,004	3,542	—	97,108
Total real estate construction and land development	137,849	1,828	9,483	—	149,160
Consumer	325,832	54	5,047	—	330,933
Gross loans receivable	$2,449,272	$30,045	$97,443	$317	$2,577,077

	December 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$563,002	$8,093	$25,333	$298	$596,726
Owner-occupied commercial real estate	544,429	11,662	16,260	258	572,609
Non-owner occupied commercial real estate	699,759	23,447	30,780	—	753,986
Total commercial business	1,807,190	43,202	72,373	556	1,923,321
One-to-four family residential	71,457	—	1,091	—	72,548
Real estate construction and land development:
One-to-four family residential	44,069	896	6,787	—	51,752
Five or more family residential and commercial properties	50,678	—	4,647	—	55,325
Total real estate construction and land development	94,747	896	11,434	—	107,077
Consumer	291,892	—	6,275	—	298,167
Gross loans receivable	$2,265,286	$44,098	$91,173	$556	$2,401,113

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of September 30, 2016 and December 31, 2015 were $101.0 million and $110.4 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $2.2 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$3,849	$5,095
Owner-occupied commercial real estate	2,984	2,027
Non-owner occupied commercial real estate	1,983	—
Total commercial business	8,816	7,122
One-to-four family residential	35	38
Real estate construction and land development:
One-to-four family residential	2,008	2,414
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	2,008	2,414
Consumer	681	94
Nonaccrual loans	$11,540	$9,668
The Company had $3.0 million and $1.3 million of nonaccrual loans guaranteed by governmental agencies at September 30, 2016 and December 31, 2015, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$587	$1,165	$1,752	$636,330	$638,082
Owner-occupied commercial real estate	2,063	1,871	3,934	574,213	578,147
Non-owner occupied commercial real estate	759	1,983	2,742	799,760	802,502
Total commercial business	3,409	5,019	8,428	2,010,303	2,018,731
One-to-four family residential	112	—	112	78,141	78,253
Real estate construction and land development:
One-to-four family residential	—	865	865	51,187	52,052
Five or more family residential and commercial properties	459	—	459	96,649	97,108
Total real estate construction and land development	459	865	1,324	147,836	149,160
Consumer	1,407	620	2,027	328,906	330,933
Gross loans receivable	$5,387	$6,504	$11,891	$2,565,186	$2,577,077

	December 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,900	$2,679	$5,579	$591,147	$596,726
Owner-occupied commercial real estate	2,240	2,609	4,849	567,760	572,609
Non-owner occupied commercial real estate	2,177	184	2,361	751,625	753,986
Total commercial business	7,317	5,472	12,789	1,910,532	1,923,321
One-to-four family residential	490	—	490	72,058	72,548
Real estate construction and land development:
One-to-four family residential	—	2,392	2,392	49,360	51,752
Five or more family residential and commercial properties	118	42	160	55,165	55,325
Total real estate construction and land development	118	2,434	2,552	104,525	107,077
Consumer	3,029	202	3,231	294,936	298,167
Gross loans receivable	$10,954	$8,108	$19,062	$2,382,051	$2,401,113

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2016 or December 31, 2015, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of September 30, 2016 and December 31, 2015 are set forth in the following tables.

	September 30, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,544	$6,320	$8,864	$9,470	$907
Owner-occupied commercial real estate	847	3,723	4,570	4,927	458
Non-owner occupied commercial real estate	5,595	6,464	12,059	12,113	832
Total commercial business	8,986	16,507	25,493	26,510	2,197
One-to-four family residential	—	263	263	266	81
Real estate construction and land development:
One-to-four family residential	2,310	829	3,139	3,824	4
Five or more family residential and commercial properties	—	1,606	1,606	1,606	176
Total real estate construction and land development	2,310	2,435	4,745	5,430	180
Consumer	576	191	767	1,028	49
Total	$11,872	$19,396	$31,268	$33,234	$2,507

	December 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$872	$8,769	$9,641	$11,368	$1,173
Owner-occupied commercial real estate	—	4,295	4,295	4,342	809
Non-owner occupied commercial real estate	3,696	6,834	10,530	10,539	943
Total commercial business	4,568	19,898	24,466	26,249	2,925
One-to-four family residential	—	275	275	276	85
Real estate construction and land development:
One-to-four family residential	1,403	2,065	3,468	4,089	66
Five or more family residential and commercial properties	—	1,960	1,960	1,960	203
Total real estate construction and land development	1,403	4,025	5,428	6,049	269
Consumer	48	145	193	200	29
Total	$6,019	$24,343	$30,362	$32,774	$3,308

The Company had governmental guarantees of $3.7 million and $1.8 million related to the impaired loan balances at September 30, 2016 and December 31, 2015, respectively.
The average recorded investment of impaired loans for the three and nine months ended September 30, 2016 and 2015 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Commercial business:
Commercial and industrial	$9,625	$8,692	$9,750	$10,776
Owner-occupied commercial real estate	4,553	4,882	4,560	4,151
Non-owner occupied commercial real estate	12,107	10,256	12,232	8,893
Total commercial business	26,285	23,830	26,542	23,820
One-to-four family residential	265	259	267	315
Real estate construction and land development:
One-to-four family residential	3,177	3,639	3,253	4,312
Five or more family residential and commercial properties	1,619	1,997	1,746	2,032
Total real estate construction and land development	4,796	5,636	4,999	6,344
Consumer	885	159	907	329
Total	$32,231	$29,884	$32,715	$30,808
For the three and nine months ended September 30, 2016 and 2015, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and nine months ended September 30, 2016, the

Bank recorded $156,000 and $501,000, respectively, of interest income related to performing TDR loans. For the three and nine months ended September 30, 2015, the Bank recorded $278,000 and $905,000, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
A TDR loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual ("performing") or nonaccrual ("nonperforming") status. The Company has more stringent definitions of concessions and impairment measures for PCI loans as these loans have known credit deterioration and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30.
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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$19,728	$5,073	$20,695	$6,301
Allowance for loan losses on TDR loans	1,833	450	2,069	679

The unfunded commitment to borrowers related to TDRs was $269,000 and $551,000 at September 30, 2016 and December 31, 2015, respectively.

Loans that were modified as TDRs during the three and nine months ended September 30, 2016 and 2015 are set forth in the following tables:

	Three Months Ended September 30,
	2016		2015
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$2,324	10	$3,598
Owner-occupied commercial real estate	2	576	2	1,102
Non-owner occupied commercial real estate	1	818	1	1,082
Total commercial business	11	3,718	13	5,782
Real estate construction and land development:
One-to-four family residential	5	2,274	2	1,087
Five or more family residential and commercial properties	1	1,606	0	—
Total real estate construction and land development	6	3,880	2	1,087
Consumer	2	26	—	—
Total TDR loans	19	$7,624	15	$6,869

	Nine Months Ended September 30,
	2016		2015
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	15	$2,915	29	$6,443
Owner-occupied commercial real estate	2	576	7	2,201
Non-owner occupied commercial real estate	1	818	6	15,634
Total commercial business	18	4,309	42	24,278
Real estate construction and land development:
One-to-four family residential	5	2,274	6	2,681
Five or more family residential and commercial properties	1	1,606	1	415
Total real estate construction and land development	6	3,880	7	3,096
Consumer	6	70	2	144
Total TDR loans	30	$8,259	51	$27,518

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2016 and 2015.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the 19 loans modified during the three months ended September 30, 2016, eight loans with a total outstanding principal balance of $1.4 million had no prior modifications. Of the 30 loans modified during the nine months ended September 30, 2016, 15 loans with a total outstanding principal balance of $1.7 million had no prior modifications. Of the 15 loans modified during the three months ended September 30, 2015, six loans with a total outstanding principal balance of $2.3 million had no prior modifications. Of the 51 loans modified during the nine months ended September

30, 2015, 27 loans with a total outstanding principal balance of $8.8 million had no prior modifications. The remaining loans included in the tables above for the three and nine months ended September 30, 2016 and 2015 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor these troubled credits despite that the extended date may not be when cash flows from these troubled credits are expected. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at September 30, 2016 was $639,000 for loans that were modified as TDRs during the nine months ended September 30, 2016.
There were no loans that were modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016. There was one commercial and industrial loan totaling $98,000 at September 30, 2015 that was modified during the previous twelve months that subsequently defaulted during the three months ended September 30, 2015 because the borrower was 90 days delinquent on his scheduled payment. There was one commercial and industrial loan of $1.8 million at September 30, 2015 that was modified during the previous twelve months and subsequently defaulted during the nine months ended September 30, 2015 because the borrower did not make the specific curtailment payments on the loan in prior periods, but for which the required payment was made during the three months ended September 30, 2015.

(h) Purchased Credit Impaired Loans
The Company acquired loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30, in the Washington Banking Merger on May 1, 2014 and in previously completed acquisitions, including the acquisitions of Northwest Commercial Bank ("NCB") on January 9, 2013 and Valley Community Bancshares, Inc. ("Valley") on July 15, 2013 and the FDIC-assisted acquisitions of Cowlitz Bank ("Cowlitz") and Pierce Commercial Bank ("Pierce") on July 30, 2010 and November 8, 2010, respectively.
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$14,931	$10,801	$20,110	$16,986
Owner-occupied commercial real estate	19,218	17,404	24,730	22,313
Non-owner occupied commercial real estate	25,425	23,680	30,685	27,774
Total commercial business	59,574	51,885	75,525	67,073
One-to-four family residential	5,168	4,936	5,707	5,392
Real estate construction and land development:
One-to-four family residential	3,036	2,157	6,904	4,121
Five or more family residential and commercial properties	2,648	2,536	3,071	3,207
Total real estate construction and land development	5,684	4,693	9,975	7,328
Consumer	5,536	6,457	6,720	7,126
Gross PCI loans	$75,962	$67,971	$97,927	$86,919

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$15,359	$18,731	$17,592	$21,092
Accretion	(1,178)	(1,661)	(3,900)	(5,399)
Disposal and other	(491)	22	(2,921)	(2,382)
Change in accretable yield	1,214	1,586	4,133	5,367
Balance at the end of the period	$14,904	$18,678	$14,904	$18,678

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The methodology for calculating the allowance for loan losses is completed on loans originated by the Bank and on loans purchased in mergers and acquisitions. The FDIC shared-loss agreements for loans purchased in mergers and acquisitions were terminated on August 4, 2015. Prior to their termination, when a credit deterioration occurred, subsequent to the acquisition, on a loan that was covered by the FDIC shared-loss agreements, a provision for loan losses was charged to earnings for the full amount of the impairment, without regard to the coverage of the FDIC shared-loss agreements.

The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2016:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2016
Commercial business:
Commercial and industrial	$9,970	$(240)	$993	$182	$10,905
Owner-occupied commercial real estate	3,578	(88)	—	222	3,712
Non-owner occupied commercial real estate	6,924	—	—	303	7,227
Total commercial business	20,472	(328)	993	707	21,844
One-to-four family residential	950	—	—	26	976
Real estate construction and land development:
One-to-four family residential	754	—	—	96	850
Five or more family residential and commercial properties	1,277	—	—	5	1,282
Total real estate construction and land development	2,031	—	—	101	2,132
Consumer	4,816	(572)	197	665	5,106
Unallocated	157	—	—	(4)	153
Total	$28,426	$(900)	$1,190	$1,495	$30,211

Nine Months Ended September 30, 2016
Commercial business:
Commercial and industrial	$9,972	$(2,810)	$1,352	$2,391	$10,905
Owner-occupied commercial real estate	4,370	(538)	—	(120)	3,712
Non-owner occupied commercial real estate	7,722	(350)	—	(145)	7,227
Total commercial business	22,064	(3,698)	1,352	2,126	21,844
One-to-four family residential	1,157	—	2	(183)	976
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(191)	850
Five or more family residential and commercial properties	813	(54)	—	523	1,282
Total real estate construction and land development	1,871	(154)	83	332	2,132
Consumer	4,309	(1,370)	496	1,671	5,106
Unallocated	345	—	—	(192)	153
Total	$29,746	$(5,222)	$1,933	$3,754	$30,211

The following table details the balance in the allowance for loan losses disaggregated on the basis of the Company's impairment method as of September 30, 2016.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$907	$8,230	$1,768	$10,905
Owner-occupied commercial real estate	458	1,858	1,396	3,712
Non-owner occupied commercial real estate	832	4,564	1,831	7,227
Total commercial business	2,197	14,652	4,995	21,844
One-to-four family residential	81	595	300	976
Real estate construction and land development:
One-to-four family residential	4	582	264	850
Five or more family residential and commercial properties	176	963	143	1,282
Total real estate construction and land development	180	1,545	407	2,132
Consumer	49	3,878	1,179	5,106
Unallocated	—	153	—	153
Total	$2,507	$20,823	$6,881	$30,211
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$8,864	$618,417	$10,801	$638,082
Owner-occupied commercial real estate	4,570	556,173	17,404	578,147
Non-owner occupied commercial real estate	12,059	766,763	23,680	802,502
Total commercial business	25,493	1,941,353	51,885	2,018,731
One-to-four family residential	263	73,054	4,936	78,253
Real estate construction and land development:
One-to-four family residential	3,139	46,756	2,157	52,052
Five or more family residential and commercial properties	1,606	92,966	2,536	97,108
Total real estate construction and land development	4,745	139,722	4,693	149,160
Consumer	767	323,709	6,457	330,933
Total	$31,268	$2,477,838	$67,971	$2,577,077

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2015.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2015
Commercial business:
Commercial and industrial	$9,891	$(70)	$59	$494	$10,374
Owner-occupied commercial real estate	4,587	—	—	(296)	4,291
Non-owner occupied commercial real estate	6,146	—	—	592	6,738
Total commercial business	20,624	(70)	59	790	21,403
One-to-four family residential	1,271	—	12	(88)	1,195
Real estate construction and land development:
One-to-four family residential	1,462	—	—	79	1,541
Five or more family residential and commercial properties	1,062	—	—	(20)	1,042
Total real estate construction and land development	2,524	—	—	59	2,583
Consumer	3,167	(278)	152	174	3,215
Unallocated	692	—	—	(84)	608
Total	$28,278	$(348)	$223	$851	$29,004

Nine Months Ended September 30, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,392)	$447	$766	$10,374
Owner-occupied commercial real estate	4,032	—	—	259	4,291
Non-owner occupied commercial real estate	5,601	(188)	—	1,325	6,738
Total commercial business	20,186	(1,580)	447	2,350	21,403
One-to-four family residential	1,200	—	13	(18)	1,195
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(239)	1,541
Five or more family residential and commercial properties	972	—	—	70	1,042
Total real estate construction and land development	2,758	(106)	100	(169)	2,583
Consumer	2,769	(1,208)	362	1,292	3,215
Unallocated	816	—	—	(208)	608
Total	$27,729	$(2,894)	$922	$3,247	$29,004

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
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2015:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,641	$570,099	$16,986	$596,726
Owner-occupied commercial real estate	4,295	546,001	22,313	572,609
Non-owner occupied commercial real estate	10,530	715,682	27,774	753,986
Total commercial business	24,466	1,831,782	67,073	1,923,321
One-to-four family residential	275	66,881	5,392	72,548
Real estate construction and land development:
One-to-four family residential	3,468	44,163	4,121	51,752
Five or more family residential and commercial properties	1,960	50,158	3,207	55,325
Total real estate construction and land development	5,428	94,321	7,328	107,077
Consumer	193	290,848	7,126	298,167
Total	$30,362	$2,283,832	$86,919	$2,401,113

(5)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$1,560	$3,017	$2,019	$3,355
Additions	25	611	677	2,424
Proceeds from dispositions	(1,716)	(1,560)	(2,486)	(3,199)
Gain (loss) on sales, net	131	3	173	(94)
Valuation adjustment	—	—	(383)	(415)
Balance at the end of the period	$—	$2,071	$—	$2,071

At September 30, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $576,000.

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
There were no additions to goodwill during the three and nine months ended September 30, 2016 and 2015.
At September 30, 2016, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the three and nine months ended September 30, 2016. Similarly, no goodwill impairment charges were required, or recorded, for the three and nine months ended September 30, 2015. Even though there was no goodwill impairment at September 30, 2016, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB, Pierce, Cowlitz, and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at the beginning of the period	$8,091	$9,835	$8,789	$10,889
Less: Amortization	359	523	1,057	1,577
Balance at the end of the period	$7,732	$9,312	$7,732	$9,312

(7)	Other Borrowings
(a) Federal Home Loan Bank Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2016, the Bank maintained a credit facility with the FHLB of Des Moines for $664.5 million and had $17.7 million of FHLB advances outstanding at a weighted average rate of 0.45%. At December 31, 2015 there were no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Average balance during the period	$5,618	$—	$11,608	$2,267
Maximum month-end balance during the period	$17,700	$—	$57,300	$48,200
Weighted average rate during the period	0.57%	—%	0.54%	0.29%
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

(b) Federal Funds Purchased

The Bank maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of September 30, 2016. The lines generally mature annually or are reviewed annually. As of September 30, 2016 and December 31, 2015, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $51.2 million as of September 30, 2016, of which there were no borrowings outstanding as of September 30, 2016 or December 31, 2015. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The adjustable rate of the trust preferred securities at September 30, 2016 was 2.41%. The weighted average rate of the junior subordinated debentures was 4.49% and 4.43% for the three and nine months ended September 30, 2016, respectively, and 4.01% and 4.36% for the three and nine months ended September 30, 2015, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At September 30, 2016 and December 31, 2015, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.6 million and $19.4 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(9)	Repurchase Agreements
The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The classes of collateral pledged for the Company's repurchase agreement obligations as of September 30, 2016 were residential mortgage backed securities and collateralized mortgage obligations of $13.9 million, commercial mortgage backed securities and collateralized mortgage obligations of $5.6 million and and U.S. Government-sponsored agencies of $2.9 million. The classes of collateral pledged for the Company's repurchase agreement obligations as of December 31, 2015, were residential mortgage backed securities and collateralized mortgage obligations of $18.0 million and commercial mortgage backed securities and collateralized mortgage obligations of $5.2 million. For additional information on the total value of investment securities pledged for repurchase agreements see Note (2) Investment Securities.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2016 and December 31, 2015 are presented in the following table.

	September 30, 2016		December 31, 2015
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer	$68,450	$3,336	$20,750	$543
Interest rate swap with third party	(68,450)	(3,336)	(20,750)	(543)

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income:
Net income	$11,039	$9,492	$29,025	$27,996
Less: Dividends and undistributed earnings allocated to participating securities	(102)	(84)	(280)	(247)
Net income allocated to common shareholders	$10,937	$9,408	$28,745	$27,749
Basic:
Weighted average common shares outstanding	29,962,270	29,960,133	29,968,034	30,086,057
Less: Restricted stock awards	(277,495)	(263,404)	(292,832)	(268,999)
Total basic weighted average common shares outstanding	29,684,775	29,696,729	29,675,202	29,817,058
Diluted:
Basic weighted average common shares outstanding	29,684,775	29,696,729	29,675,202	29,817,058
Incremental shares from stock options	11,031	22,395	12,543	22,718
Total diluted weighted average common shares outstanding	29,695,806	29,719,124	29,687,745	29,839,776
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended September 30, 2016, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the nine months ended September 30, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 580 as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value. For the three and nine months ended September 30, 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 2,650 and 4,883, respectively, for the same reasons indicated for the 2016 periods.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.

The following table summarizes the dividend activity for the nine months ended September 30, 2016 and calendar year 2015.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
* Denotes a special dividend.
The FDIC and the Washington State Department of Financial Institutions, Division of Banks, as the Bank's primary regulators, have the authority to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System ("Federal Reserve Board") provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory minimum capital requirements set by the Federal Reserve Board and the FDIC, respectively.
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

The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	38,000	—	138,000	441,966	579,996
Stock repurchase average share price	$17.46	$—	$17.16	$16.64	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and nine months ended September 30, 2016, the Company repurchased 5,267 and 29,206 shares of common stock at an average price per share of $18.64 and $17.77, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and nine months ended September 30, 2015, the Company repurchased 388 and 21,998 shares of common stock at an average price per share of $17.63 and $17.07, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, during the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30, 2016 (1)	Nine Months Ended September 30, 2016 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$12,343	$2,559
Other comprehensive (loss) income before reclassification	(1,055)	9,223
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(224)	(718)
Net current period other comprehensive (loss) income	(1,279)	8,505
Balance of AOCI at the end of period	$11,064	$11,064

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Total (1)(2)	Changes in fair value of available for sale securities (2)	Accretion of other-than- temporary impairment on held to maturity securities (2)	Total (2)
	(In thousands)
Balance of AOCI at the beginning of period	$2,198	$3,567	$(189)	$3,378
Other comprehensive income before reclassification	3,064	2,407	108	2,515
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(255)	(967)	81	(886)
Net current period other comprehensive income	2,809	1,440	189	1,629
Balance of AOCI at the end of period	$5,007	$5,007	$—	$5,007

(1)	All amounts are due to the changes in fair value of available for sale securities.

(2)	All amounts are net of tax.

(13)	Stock-Based Compensation
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
Under the Company's stock-based compensation plans, 1,151,503 shares remain available for future issuance as of September 30, 2016.
(a) Stock Option Awards
For the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2016 was $99,000 and $401,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2015 was $223,000 and $666,000, respectively.

The following table summarizes the stock option activity for the nine months ended September 30, 2016 and 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	156,407	$13.59
Exercised	(53,198)	12.45
Forfeited or expired	(12,278)	16.73
Outstanding at September 30, 2015	90,931	$13.84	3.05	$456

Outstanding at December 31, 2015	79,408	$14.19
Exercised	(27,867)	14.37
Forfeited or expired	(4,200)	16.80
Outstanding, vested and expected to vest and exercisable at September 30, 2016	47,341	$13.85	2.80	$194

(b) Restricted and Unrestricted Stock Awards
For the three and nine months ended September 30, 2016, the Company recognized compensation expense related to restricted stock awards of $494,000 and $1.4 million, respectively, and a related tax benefit of $173,000 and $479,000, respectively. For the three and nine months ended September 30, 2015, the Company recognized compensation expense related to restricted stock awards of $409,000 and $1.1 million, respectively, and a related tax benefit of $144,000 and $395,000, respectively. As of September 30, 2016, the total unrecognized compensation expense related to non-vested restricted stock awards was $3.5 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.41 years. The vesting date fair value of the restricted stock awards that vested during the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.6 million, respectively.
The following tables summarize the restricted and unrestricted stock award activity for the nine months ended September 30, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	238,669	$15.20
Granted	121,320	16.72
Vested	(91,642)	15.12
Forfeited	(2,837)	15.71
Nonvested at September 30, 2015	265,510	$15.92

Nonvested at December 31, 2015	264,521	15.92
Granted	119,939	17.53
Vested	(111,357)	15.62
Forfeited	(9,216)	16.57
Nonvested at September 30, 2016	263,887	$16.76

(14)	Fair Value Measurements
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$5,594	$593	$5,001	$—
Municipal securities	245,704	—	245,704	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	342,757	—	342,757	—
Commercial	197,837	—	197,837	—
Collateralized loan obligations	13,989	—	13,989	—
Corporate obligations	13,183	—	13,183	—
Other equities	95	95	—	—
Total investment securities available for sale	$819,159	$688	$818,471	$—
Derivative assets - interest rate swaps	$3,336	$—	$3,336	$—
Liabilities
Derivative liabilities - interest rate swaps	$3,336	$—	$3,336	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	$15,676	$19,901	$—
Municipal securities	220,993	—	220,993	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	352,024	—	352,024	—
Commercial	179,011	—	179,011	—
Collateralized loan obligations	15,097	—	15,097	—
Corporate obligations	9,113	—	9,113	—
Other equities	54	54	—	—
Total investment securities available for sale	$811,869	$15,730	$796,139	$—
Derivative assets - interest rate swaps	$543	$—	$543	$—
Liabilities
Derivative liabilities - interest rate swaps	$543	$—	$543	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 and the net losses (gains) recorded in earnings during three and nine months ended September 30, 2016 and 2015.

	Basis(1)	Fair Value at September 30, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2016	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$225	$167	$—	$—	$167	$24	$25
Owner-occupied commercial real estate	631	609	—	—	609	23	(2)
Total commercial business	856	776	—	—	776	47	23
Real estate construction and land development:
One-to-four family residential	829	825	—	—	825	(13)	(26)
Total real estate construction and land development	829	825	—	—	825	(13)	(26)
Total impaired loans and assets measured at fair value on nonrecurring basis	$1,685	$1,601	$—	$—	$1,601	$34	$(3)

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2015	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2015
	(In thousands)
Total assets measured at fair value on a nonrecurring basis (2)	$1,753	$1,719	$—	$—	$1,719	$—	$102

(1)	Basis represents the unpaid principal balance of impaired loans.

(2)	The only assets measured at December 31, 2015 were one-to-four family residential real estate construction and land development impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,601	Market approach	Adjustment for differences between the comparable sales	(17.2%) - 63.9%; 22.5%

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,719	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 63.9%; 24.5%

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

	September 30, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash and cash equivalents	$112,760	$112,760	$112,760	$—	$—
Other interest earning deposits	5,461	5,489	—	5,489	—
Investment securities available for sale	819,159	819,159	688	818,471	—
Federal Home Loan Bank stock	5,088	N/A	N/A	N/A	N/A
Loans held for sale	8,964	9,223	—	9,223	—
Total loans receivable, net	2,548,766	2,634,175	—	—	2,634,175
Accrued interest receivable	11,327	11,327	1	3,775	7,551
Derivative assets - interest rate swaps	3,336	3,336	—	3,336	—
Liabilities
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,873,777	$2,873,777	$2,873,777	$—	$—
Certificate of deposit accounts	368,644	368,731	—	368,731	—
Total deposits	$3,242,421	$3,242,508	$2,873,777	$368,731	$—
Federal Home Loan Bank advances	$17,700	$17,700	$—	$17,700	$—
Securities sold under agreement to repurchase	$22,425	$22,425	$22,425	$—	$—
Junior subordinated debentures	19,644	16,250	—	—	16,250
Accrued interest payable	164	164	44	94	26
Derivative liabilities - interest rate swaps	3,336	3,336	—	3,336	—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,640	$126,640	$126,640	$—	$—
Other interest earning deposits	6,719	6,723	—	6,723	—
Investment securities available for sale	811,869	811,869	15,730	796,139	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,682	7,883	—	7,883	—
Loans receivable, net of allowance for loan losses	2,372,296	2,441,531	—	—	2,441,531
Accrued interest receivable	10,469	10,469	5	3,335	7,129
Derivative assets - interest rate swaps	543	543	—	543	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,687,954	$2,687,954	$2,687,954	$—	$—
Certificate of deposit accounts	420,333	423,352	—	423,352	—
Total deposits	$3,108,287	$3,111,306	$2,687,954	$423,352	$—
Securities sold under agreement to repurchase	$23,214	$23,214	$23,214	$—	$—
Junior subordinated debentures	19,424	15,000	—	—	15,000
Accrued interest payable	207	207	50	133	24
Derivative liabilities - interest rate swaps	543	543	—	543	—
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
Federal Home Loan Bank Stock:
FHLB stock is not publicly traded; thus, it is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.
Loans Held for Sale:
The fair value of loans held for sale is estimated based upon binding contracts or quotes from third party investors for similar loans. (Level 2).
Loans Receivable:
Except for certain impaired loans discussed previously, fair value is based on discounted cash flows using current market rates applied to the estimated life (Level 3). While these methodologies are permitted under U.S. GAAP, they are not based on the exit price concept of the fair value required under FASB ASC 820-10, Fair Value Measurements and Disclosures, and generally produce a higher value.

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
Federal Home Loan Bank Advances:
The fair value of FHLB advances is estimated based on discounting the future cash flows using the market rate currently offered (Level 2).
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
In June 2016, the Company received preliminary findings from the Washington State Department of Revenue ("DOR") regarding their business and occupation ("B&O") tax audit on the B&O tax returns of Whidbey for the years 2010-2014. The state B&O tax is a gross receipts tax and is calculated on the gross income from activities. It is measured on the value of products, gross proceeds of sale, or gross income of the business. A substantial portion of the preliminary findings related to the receipt of FDIC shared-loss payments from the FDIC to Washington Banking Company in connection with its acquisitions of City Bank in April 2010 and North County Bank in September 2010. In their preliminary findings, the DOR is considering those payments as taxable for B&O tax purposes. The total amount of this preliminary finding, along with calculated back interest, is approximately $1.6 million. Given the early stages of this DOR audit, management's estimates of the Company's ultimate liability, if any, involve significant judgment and are based on currently available information and an assessment of the validity of facts and calculations assumed by the DOR. Management does not believe a material loss is probable at this time and there are significant factual and legal issues to be resolved. Management believes that it is reasonably possible that future changes to the Company's estimates of loss and the ultimate amount paid for resolution of this B&O audit could impact the Company's results of operations in future periods. Any such losses would be reported as a noninterest expense in the Company's Condensed Consolidated Statement of Income.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2016. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2015 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
Heritage Financial Corporation is a bank holding company, which primarily engages in the business activities of its wholly owned subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on expanding our commercial lending relationships and market area and a continual focus on asset quality. At September 30, 2016, we had total assets of $3.85 billion and total stockholders’ equity of $496.0 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits. Management strives to match the repricing characteristics of the interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth. Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and marketing expense. Growth in the number of loan and deposit accounts affects other income, including service charges and other fees, as well as other expenses such as data processing services, supplies, postage, telecommunications and other miscellaneous expenses.

Earnings Summary
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
Net income was $11.0 million, or $0.37 per diluted common share, for the three months ended September 30, 2016 compared to $9.5 million, or $0.32 per diluted common share, for the three months ended September 30, 2015. The $1.5 million, or 16.3% increase in net income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily the result of a $1.7 million, or 5.2%, increase on net interest income primarily as a result of an increase in interest earning assets, offset partially by a decrease in net interest margin for the respective periods. The net interest margin decreased five basis points to 3.95% for the three months ended September 30, 2016 compared to 4.00% for the same period in 2015.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 61.7% for the three months ended September 30, 2016 from 65.9% for the three months ended September 30, 2015. The decrease in the efficiency ratio for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is attributable primarily to the above mentioned increase in net interest income as well as a $504,000 decrease in noninterest expense.

Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
Net income was $29.0 million, or $0.97 per diluted common share, for the nine months ended September 30, 2016 compared to $28.0 million, or $0.93 per diluted common share, for the nine months ended September 30, 2015. The $1.0 million, or 3.7% increase in net income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily the result of a $2.4 million, or 2.4%, increase in net interest income, primarily as a result of the increase in interest earning assets, offset partially by a decrease in the net interest margin. The net interest margin decreased 17 basis points to 4.00% for the nine months ended September 30, 2016 compared to 4.17% for the same period in 2015.
The Company’s efficiency ratio decreased to 64.8% for the nine months ended September 30, 2016 from 65.2% for the nine months ended September 30, 2015. The decrease in the efficiency ratio for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is attributable primarily to the above mentioned increase in net interest income.

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
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
Net interest income increased $1.7 million, or 5.2%, to $33.6 million for the three months ended September 30, 2016 compared to $31.9 million for the same period in 2015. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,526,150	$30,915	4.87%	$2,356,090	$30,179	5.08%
Taxable securities	588,749	2,888	1.95	525,013	2,187	1.65
Nontaxable securities (3)	225,994	1,235	2.17	201,233	1,056	2.08
Other interest earning assets	42,934	76	0.70	81,909	62	0.30
Total interest earning assets	3,383,827	35,114	4.13%	3,164,245	33,484	4.20%
Noninterest earning assets	408,634			385,065
Total assets	$3,792,461			$3,549,310
Interest Bearing Liabilities:
Certificates of deposit	$378,407	$468	0.49%	$447,425	$586	0.52%
Savings accounts	507,523	214	0.17	424,620	118	0.11
Interest bearing demand and money market accounts	1,480,220	587	0.16	1,383,212	631	0.18
Total interest bearing deposits	2,366,150	1,269	0.21	2,255,257	1,335	0.23
FHLB advances and other borrowings	5,618	8	0.57	—	—	—
Securities sold under agreement to repurchase	18,861	10	0.21	21,197	14	0.26
Junior subordinated debentures	19,602	221	4.49	19,314	195	4.01
Total interest bearing liabilities	2,410,231	1,508	0.25%	2,295,768	1,544	0.27%
Demand and other noninterest bearing deposits	844,468			760,004
Other noninterest bearing liabilities	44,378			29,715
Stockholders’ equity	493,384			463,823
Total liabilities and stockholders’ equity	$3,792,461			$3,549,310
Net interest income		$33,606			$31,940
Net interest spread			3.88%			3.93%
Net interest margin			3.95%			4.00%
Average interest earning assets to average interest bearing liabilities			140.39%			137.83%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)     Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $1.6 million, or 4.9%, to $35.1 million for the three months ended September 30, 2016 compared to $33.5 million for the same period in 2015. The balance of average interest earning assets increased $219.6 million, or 6.9%, to $3.38 billion for the three months ended September 30, 2016 from $3.16 billion for the three months ended September 30, 2015 and the yield on total interest earning assets decreased seven basis points to 4.13% for the three months ended September 30, 2016 compared to 4.20% for the three months ended September 30, 2015.
Interest income from interest and fees on loans increased $736,000, or 2.4%, to $30.9 million for the three months ended September 30, 2016 from $30.2 million for the same period in 2015. The increase was the result of a $170.1 million, or 7.2%, increase in average loans receivable as a result of loan growth for the same period, offset partially by 21 basis points decrease in the yield on loans to 4.87% for the three months ended September 30, 2016 from 5.08% for the three months ended September 30, 2015. The decrease in yield was due primarily to a decrease in the contractual note rates in the loan portfolio and a decrease in incremental accretion income. Yields on loans, excluding incremental accretion on purchased loans, were 4.62% for the three months ended September 30, 2016 compared to 4.76% for the same period in 2015. Yields on loans, excluding incremental accretion on purchase loans, were impacted positively by four basis points during the three months ended September 30, 2016 due to a $249,000 prepayment penalty recognized during the period. The effect on loan yields from incremental accretion income decreased eight basis points to 0.25% for the three months ended September 30, 2016 from 0.33% for the three months ended September 30, 2015.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.62%	4.75%
Impact on loan yield from incremental accretion on purchased loans (1)	0.25%	0.33%
Loan yield	4.87%	5.08%

Incremental accretion on purchased loans (1)	$1,599	$1,937

(1)
As of the dates of the completion of each of the merger and acquisition transactions, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is modified quarterly as a result of cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.

Incremental accretion income was $1.6 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the three months ended September 30, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.
Total interest income increased primarily due to a $880,000, or 27.1%, increase in interest income on investment securities to $4.1 million during the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015 as a result of both an increase in average balances and an increase in investment yields for the three months ended September 30, 2016 compared to the same period in 2015. The average balance of investment securities increased $88.5 million, or 12.2%, to $814.7 million during the three months ended September 30, 2016 from $726.2 million during the three months ended September 30, 2015 due primarily to investment purchases. Yields on taxable securities increased 30 basis points to 1.95% for the three months ended September 30, 2016 from 1.65% for the same period in 2015. Yields on nontaxable securities increased nine basis points to 2.17% for the three months ended September 30, 2016 from 2.08% for the same period in 2015. The Company is actively managing its investment securities portfolio to mitigate declining loan yields.
Average other interest earning assets decreased $39.0 million, or 47.6%, to $42.9 million for the three months ended September 30, 2016 compared to $81.9 million for the three months ended September 30, 2015. The decrease was due primarily to a decrease in interest earning deposits as the Bank utilized these assets to fund its loan growth.
Interest Expense
Total interest expense was $1.5 million for both the three months ended September 30, 2016 and 2015. The average cost of interest bearing liabilities decreased two basis points to 0.25% for the three months ended September 30, 2016 from 0.27% for the three months ended September 30, 2015. Total average interest bearing liabilities increased by $114.5 million, or 5.0%, to $2.41 billion for the three months ended September 30, 2016 from $2.30 billion for the three months ended September 30, 2015.
The cost of interest bearing deposits decreased two basis points to 0.21% for the three months ended September 30, 2016 from 0.23% for the same period in 2015. Total average interest bearing deposits increased $110.9 million, or 4.9%, to $2.37 billion for the three months ended September 30, 2016 from $2.26 billion for the three months ended September 30, 2015.
The average balance of certificates of deposits decreased $69.0 million, or 15.4%, to $378.4 million for the three months ended September 30, 2016 from $447.4 million for the same period in 2015. The cost of certificates of deposits decreased three basis points to 0.49% for the three months ended September 30, 2016 from 0.52% for the same period in 2015. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $118,000, or 20.1%, to $468,000 for the three months ended September 30, 2016 from $586,000 for the same period in 2015.

The decrease in interest expense on certificates of deposits was offset partially by a $96,000, or 81.4%, increase in the cost of savings accounts to $214,000 during the three months ended September 30, 2016 from $118,000 for the same period in 2015 due to the combination of a $82.9 million, or 19.5%, increase in the average balance to $507.5 million for the three months ended September 30, 2016 from $424.6 million for the same period in 2015 and an increase of six basis points in the cost of savings accounts to 0.17% for the three months ended September 30, 2016 from 0.11% for the same period in 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended September 30, 2016 was 4.49%, an increase of 48 basis points from 4.01% for the same period in 2015. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 0.85% at September 30, 2016 from 0.33% on September 30, 2015.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended September 30, 2016 decreased five basis points to 3.95% from 4.00% for the same period in 2015. The net interest spread for the three months ended September 30, 2016 also decreased five basis points to 3.88% from 3.93% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.76%	3.76%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.19	0.24
Net interest margin	3.95%	4.00%

(1)
As of the dates of the completion of each of the merger and acquisition transactions, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is modified quarterly as a result of cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.

Due to the current low interest rate environment, together with the projected principal reduction in higher yielding purchased loans, the Company expects the net interest margin will continue to experience downward pressure in future periods.

Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
Net interest income increased $2.4 million, or 2.4%, to $99.5 million for the nine months ended September 30, 2016 compared to $97.1 million for the same period in 2015. The following table provides relevant net interest income information for the dates indicated.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,461,856	$91,595	4.97%	$2,295,881	$91,213	5.31%
Taxable securities	594,301	8,522	1.92	548,282	7,199	1.76
Nontaxable securities (3)	220,038	3,599	2.18	201,796	3,137	2.08
Other interest earning assets	47,829	225	0.63	69,493	173	0.33
Total interest earning assets	3,324,024	103,941	4.18%	3,115,452	101,722	4.37%
Noninterest earning assets	391,342			374,938
Total assets	$3,715,366			$3,490,390
Interest Bearing Liabilities:
Certificates of deposit	$397,070	$1,496	0.50%	$475,826	$1,844	0.52%
Savings accounts	478,762	540	0.15	391,273	316	0.11
Interest bearing demand and money market accounts	1,457,399	1,729	0.16	1,358,521	1,801	0.18
Total interest bearing deposits	2,333,231	3,765	0.22	2,225,620	3,961	0.24
FHLB advances and other borrowings	11,608	47	0.54	2,267	5	0.29
Securities sold under agreement to repurchase	20,031	31	0.21	23,222	45	0.26
Junior subordinated debentures	19,527	647	4.43	19,233	627	4.36
Total interest bearing liabilities	2,384,397	4,490	0.25%	2,270,342	4,638	0.27%
Demand and other noninterest bearing deposits	811,043			722,665
Other noninterest bearing liabilities	35,266			34,993
Stockholders’ equity	484,660			462,390
Total liabilities and stockholders’ equity	$3,715,366			$3,490,390
Net interest income		$99,451			$97,084
Net interest spread			3.93%			4.10%
Net interest margin			4.00%			4.17%
Average interest earning assets to average interest bearing liabilities			139.41%			137.22%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)     Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Total interest income increased $2.2 million, or 2.2%, to $103.9 million for the nine months ended September 30, 2016 compared to $101.7 million for the same period in 2015. The balance of average interest earning assets increased $208.6 million, or 6.7%, to $3.32 billion for the nine months ended September 30, 2016 from $3.12 billion for the nine months ended September 30, 2015. The yield on total interest earning assets decreased 19 basis points to 4.18% for the nine months ended September 30, 2016 from 4.37% for the nine months ended September 30, 2015.
Interest income on loans increased $382,000, or 0.4%, to $91.6 million for the nine months ended September 30, 2016 from $91.2 million for the same period in 2015 due primarily to a $166.0 million, or 7.2%, increase in the average balance of loans receivable to $2.46 billion for the nine months ended September 30, 2016 compared to $2.30 billion for the same period in 2015 as a result of loan growth. The impact on interest income as a result of the increase in average loan balances was partially offset by a decrease in loan yields, which was the result of a decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income. Loan yields decreased 34 basis points to 4.97% for the nine months ended September 30, 2016 compared to 5.31% for the same period in 2015.

The following table presents the loan yield and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.65%	4.85%
Impact on loan yield from incremental accretion on purchased loans (1)	0.32%	0.46%
Loan yield	4.97%	5.31%

Incremental accretion on purchased loans (1)	$5,976	$7,972

(1)
As of the dates of the completion of each of the merger and acquisition transactions, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is modified quarterly as a result of cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.

The incremental accretion income was $6.0 million and $8.0 million for the nine months ended September 30, 2016 and 2015, respectively. The effect on loan yields from incremental accretion income decreased 14 basis points to 0.32% for the nine months ended September 30, 2016 from 0.46% for the nine months ended September 30, 2015. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the nine months ended September 30, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.
Total interest income increased primarily due to the $1.8 million, or 17.3%, increase in interest income on investment securities to $12.1 million during the nine months ended September 30, 2016 from $10.3 million for the nine months ended September 30, 2015 as a result of both an increase in average balances and an increase in investment yields for the for the nine months ended September 30, 2016 compared to the same period in 2015. The average balances of taxable and nontaxable securities increased $64.3 million, or 8.6%, to $814.3 million for the nine months ended September 30, 2016 from $750.1 million for the nine months ended September 30, 2015, primarily as a result of purchases of investment securities. The yields on taxable securities increased 16 basis points to 1.92% for the nine months ended September 30, 2016 from 1.76% for the same period in 2015 and the yields on nontaxable securities increased ten basis points to 2.18% for the nine months ended September 30, 2016 from 2.08% for the same period in 2015. The Company is actively managing its investment securities portfolio to mitigate declining loan yields.
Interest Expense
Total interest expense decreased by $148,000, or 3.2%, to $4.5 million for the nine months ended September 30, 2016 from $4.6 million for the nine months ended September 30, 2015. The average cost of interest bearing liabilities decreased two basis points to 0.25% for the nine months ended September 30, 2016 from 0.27% for the nine months ended September 30, 2015. Total average interest bearing liabilities increased by $114.1 million, or 5.0%, to $2.38 billion for the nine months ended September 30, 2016 from $2.27 billion for the nine months ended September 30, 2015.
Total interest expense on interest bearing deposits decreased $196,000, or 4.9%, to $3.8 million during the nine months ended September 30, 2016 from $4.0 million the same period in 2015. The average total cost of interest bearing deposits decreased two basis points to 0.22% for the nine months ended September 30, 2016 from 0.24% for the same period in 2015.
The decrease in interest expense was primarily due to a $78.8 million, or 16.6%, decrease in the average balance of certificates of deposit to $397.1 million during the nine months ended September 30, 2016 from $475.8 million during the same period in 2015 and a two basis point decrease in the cost on certificates of deposit to 0.50% from 0.52% for the same periods. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $348,000, or 18.9%, to $1.5 million for the nine months ended September 30, 2016 from $1.8 million for the same period in 2015.
The decrease in interest expense on certificates of deposit was offset by a $224,000, or 70.9%, increase in the cost of savings accounts to $540,000 for the nine months ended September 30, 2016 from $316,000 for the same period in 2015. The increase in the cost of savings accounts during the nine months ended September 30, 2016 was due to the combination of a $87.5 million, or 22.4%, increase in the average balance of savings accounts to $478.8 million for the nine months ended September 30, 2016 from $391.3 million for the same period in 2015 and an increase of four basis points in the average cost of savings accounts to 0.15% for the nine months ended September 30, 2016 from 0.11% for the nine months ended September 30, 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the nine months ended September 30, 2016 was 4.43%, an increase of seven basis points from 4.36% for the same period in 2015.
Net Interest Margin
Net interest margin for the nine months ended September 30, 2016 decreased 17 basis points to 4.00% from 4.17% for the same period in 2015. The net interest spread for the nine months ended September 30, 2016 decreased 17 basis points to 3.93% from 4.10% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets for the nine months ended September 30, 2016.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.76%	3.83%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.24	0.34
Net interest margin	4.00%	4.17%

(1)
As of the dates of the completion of each of the merger and acquisition transactions, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is modified quarterly as a result of cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and nine months ended September 30, 2016 and 2015 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
The provision for loan losses increased $644,000, or 75.7% to $1.5 million for the three months ended September 30, 2016 from $851,000 for the three months ended September 30, 2015. The increase in the provision for loan losses for the three months ended September 30, 2016 from the same period in 2015 was primarily the result of a change in the volume and mix of loans as well as changes in certain environmental factors, partially offset by improvements in certain historical loss factors. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended September 30, 2016 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
The provision for loan losses increased $507,000, or 15.6% to $3.8 million for the nine months ended September 30, 2016 from $3.2 million for the nine months ended September 30, 2015. The increase in the provision for loan losses for the nine months ended September 30, 2016 from the same period in 2015 was primarily the result of a $1.3 million increase in net charge-offs during 2016 in addition to changes in the volume and mix of loans, offset by the decrease in certain historical loss factors as described above. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the nine months ended September 30, 2016 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
Total noninterest income decreased $323,000, or 3.4%, to $9.9 million for the three months ended September 30, 2016 compared to $9.5 million for the same period in 2015. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,630	$3,593	$37	1.0%
Gain on sale of investment securities, net	345	393	(48)	(12.2)
Gain on sale of loans, net	3,435	1,411	2,024	143.4
Gain on termination of FDIC shared-loss agreements	—	1,747	(1,747)	(100.0)
Other income	2,457	2,400	57	2.4
Total noninterest income	$9,867	$9,544	$323	3.4%
Gain on the sale of loans, net increased $2.0 million, or 143.4% for the three months ended September 30, 2016 compared to the same period in 2015, due primarily to a $2.1 million gain on sale of loan as a result of the sale of a previously classified purchased credit impaired loan. The gain on sale of mortgage loans for the three months ended September 30, 2016 and 2015 was $1.1 million and $857,000, respectively. The gain on sale of the government guaranteed portion of certain Small Business Administration ("SBA") loans for the three months ended September 30, 2016 and 2015 was $285,000 and $554,000, respectively.
The Bank recorded a $1.7 million gain on termination of FDIC shared-loss agreements for the three months ended September 30, 2015 as the Bank entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions during the three months ended September 30, 2015. No similar gain was recorded by the Bank during the three months ended September 30, 2016.
Other income increased $57,000, or 2.4%, to $2.5 million for three months ended September 30, 2016 from $2.4 million for three months ended September 30, 2015 due primarily to an increase of $619,000 in interest rate swap fee income based on the execution of additional swaps during the period. The increase in other income was partially offset by a $597,000 decrease in cash payments received on purchased loans previously charged-off prior to commencement of the acquisition or merger dates.

Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
Total noninterest income decreased $1.3 million, or 5.4%, to $23.4 million for the nine months ended September 30, 2016 compared to $24.8 million for the same period in 2015. The following table presents the change in the key components of noninterest income for the periods noted.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$10,462	$10,575	$(113)	(1.1)%
Gain on sale of investment securities, net	1,106	1,362	(256)	(18.8)
Gain on sale of loans, net	5,406	3,828	1,578	41.2
Gain on termination of FDIC shared-loss agreements	—	1,747	(1,747)	(100.0)
Gain on sale of Merchant Visa portfolio	—	1,650	(1,650)	(100.0)
Other income	6,459	5,607	852	15.2
Total noninterest income	$23,433	$24,769	$(1,336)	(5.4)%
Gain on the sale of loans, net increased $1.6 million, or 41.2% for the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to a $2.1 million gain on sale of loan as a result of the sale of a previously classified purchased credit impaired loan. The gain on sale of mortgage loans for the nine months ended September 30, 2016 and 2015 was $2.6 million and $2.4 million, respectively. The gain on sale of SBA loans for the nine months ended September 30, 2016 and 2015 was $777,000 and $1.4 million, respectively. The $647,000, or 45.4%, decrease of net gains on the sale of the government guaranteed portion of certain SBA loans is a result of a decrease in SBA guarantee sales activities due to competitive pressures.
The Bank recorded a $1.7 million gain on termination of FDIC shared-loss agreements for the nine months ended September 30, 2015 as the Bank entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions during the three months ended September 30, 2015. No similar gain was recorded by the Bank during the nine months ended September 30, 2016.
The gain on sale of Merchant VISA portfolio was $1.7 million for the nine months ended September 30, 2015. The gain was a result of the Company's sale of its Merchant Visa portfolio in January 2015. The effects of this sale resulted in lower future Merchant Visa income and a decrease in total noninterest income.
Other income increased $852,000, or 15.2%, to $6.5 million for nine months ended September 30, 2016 from $5.6 million for nine months ended September 30, 2015 due primarily to an increase of $982,000 in interest rate swap fee income based on the execution of swaps during 2016 and an increase of $317,000 in bank-owned life insurance income as the Bank purchased additional BOLI of $25.0 million during the quarter ended June 30, 2015 (the impact of which is fully realized in 2016) and $8.0 million during the quarter ended September 30, 2016. Other income additionally increased $497,000 as the Bank did not record a change in FDIC indemnification during 2016 as the FDIC shared-loss agreements were terminated during the three months ended September 30, 2015. The increase in other income was partially offset by a $1.1 million decrease in cash payments received on purchased loans previously charged-off prior to commencement of the acquisition or merger dates.

Noninterest Expense
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
Noninterest expense decreased $504,000, or 1.8%, to $26.8 million during the three months ended September 30, 2016 compared to $27.3 million for the three months ended September 30, 2015. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended September 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$15,633	$14,918	$715	4.8%
Occupancy and equipment	3,926	3,970	(44)	(1.1)
Data processing	1,943	2,398	(455)	(19.0)
Marketing	745	899	(154)	(17.1)
Professional services	830	894	(64)	(7.2)
State and local taxes	820	619	201	32.5
Federal deposit insurance premium	296	499	(203)	(40.7)
Other real estate owned, net	(142)	(5)	(137)	2,740.0
Amortization of intangible assets	359	523	(164)	(31.4)
Other expense	2,408	2,607	(199)	(7.6)
Total noninterest expense	$26,818	$27,322	$(504)	(1.8)%
Compensation and employee benefits increased $715,000, or 4.8%, to $15.6 million during the three months ended September 30, 2016 from $14.9 million during the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, Washington and standard salary increases.
Data processing decreased $455,000, or 19.0% to $1.9 million during the three months ended September 30, 2016 from $2.4 million during the three months ended September 30, 2015. The decrease was primarily a result of a $429,000 cancellation fee incurred during the third quarter of 2015 as a result of the early termination of a data processing contract.
State and local taxes increased $201,000, or 32.5%, to $820,000 during the three months ended September 30, 2016 from $619,000 during the three months ended September 30, 2015 primarily due to the recognition of $191,000 of state tax based on the preliminary findings of the Department of Revenue audit of Washington Banking Company for the years 2010 to 2014. For additional information, see Note (15) Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in Item 1, Part I, of this Form 10-Q.
Federal Deposit Insurance premium decreased $203,000, or 40.7% to $296,000 during the three months ended September 30, 2016 from $499,000 during the three months ended September 30, 2015. The decrease was a result of the FDIC's new assessment rate schedule effective for the third quarter of 2016 due to the increase in the Deposit Insurance Fund Reserve. Effective July 1, 2016, the range of initial base assessment rates for all insured institutions was reduced based on current reserve levels.
Other real estate owned, net decreased $137,000, or 2,740.0%, to income of $142,000 during the three months ended September 30, 2016 compared to income of $5,000 during the three months ended September 30, 2015. The gains on sale of other real estate owned was $131,000 during the quarter ended September 30, 2016 compared to $3,000 for three months ended September 30, 2015.
Other expense decreased $199,000, or 7.6%, to $2.4 million for the three months ended September 30, 2016 from $2.6 million for the same period in 2015. The decrease was primarily the result of a decrease in courier services as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses given the decrease in number of full-time equivalents and a concerted effort of the Company to reduce other expenses.
The ratio of noninterest expense to average assets (annualized) was 2.81% for the three months ended September 30, 2016, compared to 3.05% for the three months ended September 30, 2015. The decrease was primarily a result of an increase in assets and cost efficiencies gained and the above mentioned efforts by the Company to reduce noninterest expenses.

Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
Noninterest expense increased $225,000, or 0.3%, to $79.7 million during the nine months ended September 30, 2016 compared to $79.4 million for the nine months ended September 30, 2015. The following table presents changes in the key components of noninterest expense for the periods noted.

	Nine Months Ended September 30,
	2016	2015	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$45,652	$42,984	$2,668	6.2%
Occupancy and equipment	11,873	11,511	362	3.1
Data processing	5,564	5,950	(386)	(6.5)
Marketing	2,254	2,595	(341)	(13.1)
Professional services	2,508	2,602	(94)	(3.6)
State and local taxes	2,031	1,808	223	12.3
Federal deposit insurance premium	1,316	1,537	(221)	(14.4)
Other real estate owned, net	330	854	(524)	(61.4)
Amortization of intangible assets	1,057	1,577	(520)	(33.0)
Other expense	7,079	8,021	(942)	(11.7)
Total noninterest expense	$79,664	$79,439	$225	0.3%
Compensation and employee benefits increased $2.7 million, or 6.2%, to $45.7 million during the nine months ended September 30, 2016 compared to $43.0 million during the nine months ended September 30, 2015. The increase was primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, Washington and standard salary increases.
Occupancy and equipment increased $362,000, or 3.1%, to $11.9 million during the nine months ended September 30, 2016 compared to $11.5 million during the nine months ended September 30, 2015, primarily due to lease termination-related costs incurred with the branch consolidations completed during 2016. In addition, these expenses increased due to an increase in rent in the metro markets, offset partially by the closure of branches between the periods.
Other real estate owned, net decreased $524,000, or 61.4%, to $330,000 during the nine months ended September 30, 2016 compared to $854,000 during the nine months ended September 30, 2015. The Bank had no other real estate owned at September 30, 2016 compared to $2.1 million at September 30, 2015. The decrease in other real estate owned was due to the disposition of all remaining properties, resulting in a decrease of $255,000 in property related expenses and net gains on sale of other real estate owned of $173,000 during the nine months ended September 30, 2016 compared to net losses on sale of other real estate owned of $94,000 during the nine months ended September 30, 2015.
Other expense decreased $942,000, or 11.7%, to $7.1 million for the nine months ended September 30, 2016 from $8.0 million for the same period in 2015. The decrease was primarily the result of a decrease in courier services as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses given the decrease in number of full-time equivalents and a concerted effort of the Company to reduce other expenses.
The ratio of noninterest expense to average assets (annualized) was 2.86% for the nine months ended September 30, 2016, compared to 3.04% for the nine months ended September 30, 2015. The decrease was primarily a result of an increase in assets and cost efficiencies gained and the above mentioned efforts by the Company to reduce noninterest expenses.

Income Tax Expense
Comparison of quarter ended September 30, 2016 to the comparable quarter in the prior year
Income tax expense increased by $302,000, or 7.9%, to $4.1 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015. The increase in the income tax expense was primarily due to the increase in the Company's net income. The Company’s effective tax rate was 27.2% for the three months ended September 30, 2016 compared to 28.7% for the same period in 2015. The decrease in the Company's effective tax rate during the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities, an increase in BOLI income and an increase in tax benefits from low income housing tax credits.

Comparison of nine months ended September 30, 2016 to the comparable period in the prior year
Income tax expense decreased by $730,000, or 6.5%, to $10.4 million for the nine months ended September 30, 2016 from $11.2 million for the nine months ended September 30, 2015. The decrease in the income tax expense was due to a decrease in the Company's effective tax rate. The Company’s effective tax rate was 26.5% for the nine months ended September 30, 2016 compared to 28.5% for the same period in 2015. The decrease in the Company's effective tax rate during the nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities, an increase in BOLI income and an increase in tax benefits from low income housing tax credits.

Financial Condition Overview
Total assets increased $195.6 million, or 5.4%, to $3.85 billion as of September 30, 2016 compared to $3.65 billion as of December 31, 2015. Total loans receivable, net, increased $176.5 million, or 7.4%, to $2.55 billion at September 30, 2016 compared to $2.37 billion at December 31, 2015. Loans were primarily funded through an increase in deposits, an increase in FHLB advances and a decrease in cash and cash equivalents. Deposits increased by $134.1 million, or 4.3%, to $3.24 billion as of September 30, 2016 compared to $3.11 billion as of December 31, 2015. FHLB advances increased to $17.7 million at September 30, 2016 from no borrowings at December 31, 2015. Cash and cash equivalents decreased $13.9 million, or 11.0%, to $112.8 million at September 30, 2016 from $126.6 million at December 31, 2015.
Investment securities available for sale increased $7.3 million, or 0.9%, to $819.2 million at September 30, 2016 from $811.9 million at December 31, 2015. The increase was due to investment purchases and increases in unrealized gains on investment securities as a result of increases in market values, offset partially by sales, maturities, calls and principal payments.
Prepaid expenses and other assets increased $16.5 million, or 28.2%, to $74.8 million at September 30, 2016 from $58.4 million at December 31, 2015. The increase was primarily due to $19.7 million of investments in low income housing tax credit partnerships and a $2.8 million increase in interest rate swaps, offset partially by a decrease in current and deferred tax assets of $5.0 million.
Total non-maturity deposits increased to 88.6% of total deposits at September 30, 2016 from 86.5% at December 31, 2015 and certificates of deposits decreased to 11.4% of total deposits at September 30, 2016 from 13.5% at December 31, 2015.
Securities sold under agreement to repurchase decreased $789,000, or 3.4%, to $22.4 million as of September 30, 2016 from $23.2 million as of December 31, 2015. The decrease is primarily due to changes in customer deposit balances.
Accrued expenses and other liabilities increased $18.3 million, or 61.1%, to $48.2 million at September 30, 2016 from $29.9 million at December 31, 2015. The increase was primarily a result of the $19.7 million of investment obligations in low income housing tax credit partnerships entered into during the nine months ended September 30, 2016, of which $3.3 million was funded during the nine months ended September 30, 2016. These obligations will decrease as projects are funded. The increase was additionally due to a $2.8 million increase in interest rate swaps, offset partially by a decrease in general accounts payable during the comparative periods.
Total stockholders’ equity increased by $26.0 million, or 5.5%, to $496.0 million as of September 30, 2016 from $470.0 million at December 31, 2015. The increase during the nine months ended September 30, 2016 was due primarily to net income of $29.0 million and an increase of $8.5 million in accumulated other comprehensive income, partially offset by cash dividends declared and paid of $10.5 million, common stock repurchases totaling $2.9 million and restricted stock compensation expense of $1.4 million. The Company’s equity position remains strong at 12.9% of total assets as of September 30, 2016 and as of December 31, 2015.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2015 to September 30, 2016.

	September 30, 2016	December 31, 2015	Change between September 30, 2016 and December 31, 2015	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$112,760	$126,640	$(13,880)	(11.0)%
Other interest earning deposits	5,461	6,719	(1,258)	(18.7)
Investment securities	819,159	811,869	7,290	0.9
Loans held for sale	8,964	7,682	1,282	16.7
Total loans receivable, net	2,548,766	2,372,296	176,470	7.4
Other real estate owned	—	2,019	(2,019)	(100.0)
Premises and equipment, net	63,312	61,891	1,421	2.3
Federal Home Loan Bank stock, at cost	5,088	4,148	940	22.7
Bank owned life insurance	69,962	60,876	9,086	14.9
Accrued interest receivable	11,327	10,469	858	8.2
Prepaid expenses and other assets	74,816	58,365	16,451	28.2
Other intangible assets, net	7,732	8,789	(1,057)	(12.0)
Goodwill	119,029	119,029	—	—
Total assets	$3,846,376	$3,650,792	$195,584	5.4%

Liabilities
Deposits	$3,242,421	$3,108,287	$134,134	4.3
Federal Home Loan Bank advances	17,700	—	17,700	100.0
Junior subordinated debentures	19,644	19,424	220	1.1
Securities sold under agreement to repurchase	22,425	23,214	(789)	(3.4)
Accrued expenses and other liabilities	48,174	29,897	18,277	61.1
Total liabilities	3,350,364	3,180,822	169,542	5.3
Stockholders' equity
Common stock	358,451	359,451	(1,000)	(0.3)
Retained earnings	126,497	107,960	18,537	17.2
Accumulated other comprehensive income, net	11,064	2,559	8,505	332.4
Total stockholders' equity	496,012	469,970	26,042	5.5
Total liabilities and stockholders' equity	$3,846,376	$3,650,792	$195,584	5.4%

Lending Activities
As indicated in the table below, loans receivable, net was $2.58 billion at September 30, 2016, an increase of $176.9 million, or 7.4%, from $2.40 billion at December 31, 2015. The increase in loans receivable for the nine months ended September 30, 2016 was primarily due to a $48.5 million, or 6.4%, increase in non-owner occupied commercial real estate loans, a $41.8 million, or 75.5%, increase in real estate construction and land development loans of five or more family residential and commercial properties, a $41.4 million, or 6.9%, increase in commercial and industrial loans and a $32.8 million, or 11.0%, increase in consumer loans.

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$638,082	24.8%	$596,726	24.8%
Owner-occupied commercial real estate	578,147	22.4	572,609	23.8
Non-owner occupied commercial real estate	802,502	31.1	753,986	31.4
Total commercial business	2,018,731	78.3	1,923,321	80.0
One-to-four family residential	78,253	3.0	72,548	3.0
Real estate construction and land development:
One-to-four family residential	52,052	2.0	51,752	2.2
Five or more family residential and commercial properties	97,108	3.8	55,325	2.3
Total real estate construction and land development	149,160	5.8	107,077	4.5
Consumer	330,933	12.8	298,167	12.4
Gross loans receivable	2,577,077	99.9	2,401,113	99.9
Deferred loan costs, net	1,900	0.1	929	0.1
Loans receivable, net	$2,578,977	100.0%	$2,402,042	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$8,816	$7,122
One-to-four family residential	35	38
Real estate construction and land development	2,008	2,414
Consumer	681	94
Total nonaccrual loans (1)(2)	11,540	9,668
Other real estate owned	—	2,019
Total nonperforming assets	$11,540	$11,687

Allowance for loan losses	$30,211	$29,746
Allowance for loan losses to loans receivable, net	1.17%	1.24%
Allowance for loan losses to nonperforming loans	261.79%	307.67%
Nonperforming loans to total loans receivable, net	0.45%	0.40%
Nonperforming assets to total assets	0.30%	0.32%

Performing TDR loans:
Commercial business	$16,676	$17,345
One-to-four family residential	229	236
Real estate construction and land development	2,737	3,014
Consumer	86	100
Total performing TDR loans (3)	$19,728	$20,695
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	100,972	110,357

(1)	At September 30, 2016 and December 31, 2015, $5.1 million and $6.3 million of nonperforming loans, respectively, were considered TDR loans.

(2)	At September 30, 2016 and December 31, 2015, $3.0 million and $1.3 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At September 30, 2016 and December 31, 2015, $697,000 and $491,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at September 30, 2016 or December 31, 2015.

(5)	At September 30, 2016 and December 31, 2015, $2.2 million and $3.0 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets decreased $147,000, or 1.3%, to $11.5 million, or 0.30% of total assets, at September 30, 2016 from $11.7 million, or 0.32% of total assets at December 31, 2015. The Bank had no other real estate owned at September 30, 2016, a decrease of $2.0 million at December 31, 2015. The decrease in other real estate owned was due to the disposition of all remaining properties during the nine months ended September 30, 2016. The decrease in nonperforming assets is partially offset by an increase of $1.9 million in nonaccrual loans. For the nine months ended September 30, 2016, the increase in nonaccrual loans was primarily due to $6.9 million in additions to nonaccrual loans and $1.1 million of TDR loans transferred to nonaccrual status, offset partially by $5.3 million of net principal reductions and $569,000 of charge-offs.
Performing TDR loans were $19.7 million and $20.7 million as of September 30, 2016 and December 31, 2015, respectively. The $1.0 million, or 4.7%, decrease in performing TDR loans for the nine months ended September 30, 2016 was primarily the result of $1.4 million of net principal payments and $1.1 million of loans transferred to nonaccrual status, partially offset by $1.7 million of loans restructured during the period. At both September 30, 2016 and December 31, 2015, the Company had recorded $1.8 million in allowance for loan losses on the performing TDR loans.
Potential problem loans as of September 30, 2016 and December 31, 2015 were $101.0 million and $110.4 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes concerns as to their ability to meet their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $9.4 million, or 8.5%, decrease in potential problem loans was primarily the result of $20.9 million of net principal payments, $12.9 million of loan grade improvements, $5.3 million of loans transferred to impaired status and $1.8 million of loan charge-offs, partially offset by the addition of loans graded as potential problem loans of $32.2 million during the nine months ended September 30, 2016.

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

The following table provides information regarding changes in our allowance for loan losses as of and for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,578,977	$2,404,044	$2,578,977	$2,404,044
Average loans receivable during the period	$2,526,150	$2,356,090	$2,461,856	$2,295,881

Allowance for loan losses on loans at the beginning of the period	$28,426	$28,278	$29,746	$27,729
Provision for loan losses	1,495	851	3,754	3,247
Charge-offs:
Commercial business	(328)	(70)	(3,698)	(1,580)
Real estate construction and land development	—	—	(154)	(106)
Consumer	(572)	(278)	(1,370)	(1,208)
Total charge-offs	(900)	(348)	(5,222)	(2,894)
Recoveries:
Commercial business	993	59	1,352	447
One-to-four family residential	—	12	2	13
Real estate construction and land development	—	—	83	100
Consumer	197	152	496	362
Total recoveries	1,190	223	1,933	922
Net recoveries (charge-offs)	290	(125)	(3,289)	(1,972)
Allowance for loan losses at the end of the period	$30,211	$29,004	$30,211	$29,004

Allowance for loan losses to loans receivable, net	1.17%	1.21%	1.17%	1.21%
Ratio of net (recoveries) charge-offs to average loans receivable (annualized)	(0.05)%	0.02%	0.18%	0.11%
The allowance for loan losses was $30.2 million at September 30, 2016 and $29.7 million at December 31, 2015, which was the result of net charge-offs of $3.3 million and provision for loan losses of $3.8 million recorded during the nine months ended September 30, 2016. Of the $3.3 million of net charge-offs, $1.0 million related to the closure of a PCI loan pool during the second quarter of 2016. This pool closure accounting entry represents past residual losses estimated and provided for in the pool's allocated allowance for loan loss.  As the last loan in the pool was resolved during the quarter ended June 30, 2016, the Bank recognized these past losses as a charge-off to the allowance for loan losses.
The Bank recorded two significant commercial and industrial loan recoveries during the three months ended September 30, 2016 totaling $915,000. As a result of these recoveries, the ratio of net recoveries to average loans receivable was to 0.05% for the three months ended September 30, 2016 compared to net charge-offs of 0.02% for the three months ended September 30, 2015.
The Bank recorded two significant commercial and industrial loan charge-offs during the nine months ended September 30, 2016 totaling $1.8 million because of defaults by the borrowers in addition to the $1.0 million charge-off related to the closure of a PCI loan pool discussed above. The Bank also recorded $698,000 of recoveries on one of these two significant loan charge-offs during the nine months ended September 30, 2016. Based on these events, the ratio of net charge-offs to average loans receivable increased to 0.18% for the nine months ended September 30,

2016 from 0.11% for the nine months ended September 30, 2015. The methodology we use to estimate the allowance for loan losses factors in historical losses over the 12-quarter rolling historical period as well as other credit quality indicators, many of which showed improvement from prior periods. As a result, even though net charge-offs increased as compared to the prior periods, as did nonperforming loans as described below, the allowance for loan losses to loans receivable, net, decreased to 1.17% at September 30, 2016 from 1.24% at December 31, 2015.
Nonperforming loans increased $1.9 million, or 19.4%, to $11.5 million at September 30, 2016 from $9.7 million at December 31, 2015. Nonperforming loans to loans receivable, net was 0.45% at September 30, 2016 compared to 0.40% at December 31, 2015, and the allowance for loan losses to nonperforming loans was 261.79% at September 30, 2016 and 307.67% at December 31, 2015. As of September 30, 2016, the Bank identified $31.3 million of impaired loans, of which $11.9 million had no specific valuation allowance as their estimated collateral value or discounted estimated cash flow is equal to or exceeds their carrying value. The remaining $19.4 million of impaired loans at September 30, 2016 had related specific valuation allowances totaling $2.5 million. This is compared to $30.4 million of impaired loans at December 31, 2015, of which $6.0 million had no specific valuation allowance and $24.3 million had $3.3 million of specific valuation allowance.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $30.2 million at September 30, 2016 (1.17% of loans receivable, net and 261.79% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2015 of $29.7 million (1.24% of loans receivable, net and 307.67% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At September 30, 2016 and December 31, 2015, the remaining fair value discount for these purchased loans was $14.7 million and $20.4 million, respectively.
The following table outlines the allowance for loan losses and related loan balances at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$20,823	$17,354
Gross loans, excluding PCI and impaired loans	$2,477,838	$2,283,832
Percentage	0.84%	0.76%

PCI Allowance:
Allowance for loan losses	$6,881	$9,084
Gross PCI loans	$67,971	$86,919
Percentage	10.12%	10.45%

Specific Valuation Allowance:
Allowance for loan losses	$2,507	$3,308
Gross impaired loans	$31,268	$30,362
Percentage	8.02%	10.90%

Total Allowance for Loan Losses:
Allowance for loan losses	$30,211	$29,746
Gross loans receivable	$2,577,077	$2,401,113
Percentage	1.17%	1.24%
While the Bank believes it has established its existing allowances for loan losses in accordance with U.S. GAAP, there can be no assurance that bank regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the credit quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at September 30, 2016.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.24 billion at September 30, 2016, an increase of $134.1 million, or 4.3%, from $3.11 billion at December 31, 2015.

	September 30, 2016		December 31, 2015
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$865,930	26.7%	$770,927	24.8%
NOW accounts	963,827	29.7	917,859	29.5
Money market accounts	535,454	16.5	545,342	17.6
Savings accounts	508,566	15.7	453,826	14.6
Total non-maturity deposits	2,873,777	88.6	2,687,954	86.5
Certificates of deposit	368,644	11.4	420,333	13.5
Total deposits	$3,242,421	100.0%	$3,108,287	100.0%
The increase in deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) increased $185.8 million, or 6.9%, to $2.87 billion at September 30, 2016 from $2.69 billion at December 31, 2015 and certificate of deposit accounts have decreased $51.7 million, or 12.3%, to $368.6 million at September 30, 2016 from $420.3 million at December 31, 2015. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 11.4% at September 30, 2016 from 13.5% at December 31, 2015.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2016, the Bank had securities sold under agreement to repurchase of $22.4 million, a decrease of $789,000, or 3.4%, from $23.2 million at December 31, 2015. The decrease is the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at September 30, 2016 was $19.6 million, which reflects the fair value of the debentures established during the merger with Washington Banking, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At September 30, 2016, the Bank maintained credit facilities with the FHLB of Des Moines for $664.5 million and credit facilities with the Federal Reserve Bank of San Francisco for $51.2 million. The Company had $17.7 million of FHLB advances outstanding at September 30, 2016 and no borrowings outstanding at December 31, 2015. The average cost of the FHLB advances during the nine months ended September 30, 2016 was 0.54%. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of September 30, 2016. There were no federal funds purchased as of September 30, 2016.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2016, cash and cash equivalents totaled $112.8 million, or 2.9% of total assets. In addition, $1.5 million of the $5.5 million of other interest earning deposits are scheduled to mature within one year of September 30, 2016. The fair value of investment securities available for sale totaled $819.2 million at September 30, 2016 of which $256.5 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $562.6 million, or 14.6%, of total assets at

September 30, 2016. The fair value of investment securities available for sale with maturities of one year or less were $3.6 million, or 0.09%, of total assets at September 30, 2016.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2016, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $10.1 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $40.3 million for the nine months ended September 30, 2016, and primarily consisted of proceeds from sale of loans held for sale of $103.6 million, net income of $29.0 million, depreciation and amortization of $9.5 million and provision for loan losses of $3.8 million, partially offset by originations for loans held for sale of $99.5 million. During the nine months ended September 30, 2016, net cash used in investing activities was $192.4 million, which consisted primarily of purchases of investment securities available for sale of $188.2 million and net loan originations of $179.9 million, offset partially by proceeds from sales of investment securities available for sale of $94.4 million and maturities of investment securities available for sale of $94.3 million. Net cash provided in financing activities was $138.2 million for the nine months ended September 30, 2016, and primarily consisted of a net increase in deposits of $134.1 million and FHLB advances of $403.1 million, offset partially by repayments of FHLB advances of $385.4 million, a $10.5 million payment of cash dividends on common stock and $2.9 million of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at September 30, 2016 was $496.0 million compared with $470.0 million at December 31, 2015. During the nine months ended September 30, 2016, the Company realized net income of $29.0 million, declared and paid cash dividends of $10.5 million, recorded other comprehensive income of $8.5 million, recorded stock-based compensation expense related to restricted stock, net of tax effect, totaling $1.5 million, recorded $421,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $2.9 million.
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
As of September 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,901	4.5%	N/A	N/A	$362,971	11.4%
Tier 1 leverage capital to average assets	146,095	4.0	N/A	N/A	382,491	10.5
Tier 1 capital to risk-weighted assets	190,534	6.0	N/A	N/A	382,491	12.0
Total capital to risk-weighted assets	254,045	8.0	N/A	N/A	412,913	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,771	4.5	206,225	6.5	371,140	11.7
Tier 1 leverage capital to average assets	145,984	4.0	182,480	5.0	371,140	10.2
Tier 1 capital to risk-weighted assets	190,362	6.0	253,816	8.0	371,140	11.7
Total capital to risk-weighted assets	253,816	8.0	317,270	10.0	401,521	12.7

As of December 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$129,673	4.5%	N/A	N/A	$345,993	12.0%
Tier 1 leverage capital to average assets	140,395	4.0	N/A	N/A	365,232	10.4
Tier 1 capital to risk-weighted assets	172,897	6.0	N/A	N/A	365,232	12.7
Total capital to risk-weighted assets	230,530	8.0	N/A	N/A	395,148	13.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	129,633	4.5	187,248	6.5	358,600	12.5
Tier 1 leverage capital to average assets	140,331	4.0	175,414	5.0	358,600	10.2
Tier 1 capital to risk-weighted assets	172,844	6.0	230,459	8.0	358,600	12.5
Total capital to risk-weighted assets	230,459	8.0	288,074	10.0	388,516	13.5
Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased-in from the effective date through 2019, including, among others, a new capital conservation buffer requirement, which requires financial institutions to maintain a common equity capital ratio more than 2.5% above the required minimum levels in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments based on percentages of eligible retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased-in on January 1, 2016 at 0.625% of risk-weighted assets, and will continue to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At September 30, 2016, the capital conservation buffer was 5.00% and 4.66% for the Company and the Bank, respectively.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 26, 2016, the Company’s Board of Directors declared a regular dividend of $0.12 per common share and a special dividend of $0.25 payable on November 22, 2016 to shareholders of record on November 8, 2016.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	38,000	—	138,000	441,966	579,996
Stock repurchase average share price	$17.46	$—	$17.16	$16.64	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and nine months ended September 30, 2016, the Company repurchased 5,267 and 29,206 shares of common stock at an average price per share of $18.64 and $17.77, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and nine months ended September 30, 2015, the Company repurchased 388 and 21,998 shares of common stock at an average price per share of $17.63 and $17.07, respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016— July 31, 2016	38,000	$17.46	7,893,389	935,034
August 1, 2016— August 31, 2016	—	—	7,893,389	935,034
September 1, 2016— September 30, 2016	5,267	18.64	7,893,389	935,034
Total	43,267	$17.60	7,893,389	935,034

(1)
Of the common shares repurchased by the Company between July 1, 2016 and September 30, 2016, 5,267 shares of restricted stock represented the cancellation of stock to pay withholding taxes at a weighted average price per share of $18.64.

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

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

(6)	Incorporated by reference to the Current Report on Form 8-K filed on October 3, 2016.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Incorporated by reference to the Annual Report on Form 10-K dated March 2, 2010.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)	Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015.

(19)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015.

(21)	Reference is made to Note (11)—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part 1. Item 1. herein.

(22)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
November 8, 2016	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
November 8, 2016	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.