Form 10-K
period 2016-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2017-03-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $17.58 per share, and 29,156,319 shares held by non-affiliates was $512,568,088.
The registrant had 29,955,300 shares of common stock outstanding as of February 17, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

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

•
legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act") and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (“FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     BUSINESS
General
Heritage Financial Corporation (the "Company”, "Heritage", "we" and "our") is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary, Heritage Bank (the "Bank"). The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC").
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 63 branch offices located primarily along the I-5 corridor in the western Washington and the greater Portland, Oregon area. We additionally have offices located in central Washington, primarily in Yakima County.
Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. The Bank also originates for sale or investment purposes one-to-four family residential loans on residential properties located primarily in our market.
Business Strategy
Our business strategy is to be a community bank, seeking deposits from our communities and making loans to customers with local ties to our markets. We believe we have an innovative team providing financial services focusing on the success of our customers. We are committed to being the leading community bank in the Pacific Northwest by continuously improving customer satisfaction, employee empowerment, community investment and shareholder value. Our commitment defines our relationships, sets expectations for our actions and directs decision-making in these four fundamental areas. We will seek to achieve our business goals through the following strategies:
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
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn experienced by the Pacific Northwest more successfully than many of our competitors. As of December 31, 2016, the ratio of our allowance for loan losses to loans receivable, net was 1.18% and the ratio of the allowance for loan losses to nonperforming loans was 284.93%. Our liquidity position is also strong, with $103.7 million in cash and cash equivalents as of December 31, 2016. As of December 31, 2016, the regulatory capital ratios of our subsidiary bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 11.4%, 13.0% 12.0% and 10.3%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2016, as a percentage of our total deposits, non-maturity deposits were 88.9%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management, and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
History
The Bank was established in 1927 as a federally charted mutual savings bank. In 1992, the Bank converted to a state charted mutual savings bank under the name Heritage Savings Bank. Through the mutual holding company reorganization of the Bank and the subsequent conversion of the mutual holding company, the Bank became a stock savings bank and a wholly-owned subsidiary of the Company effective August 1997. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank.
The Company acquired North Pacific Bancorporation in June 1998 and Washington Independent Bancshares and its wholly-owned subsidiary, Central Valley Bank, in March 1999. In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A., at which time Washington State Bank, N.A. was merged into Heritage Bank.
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

On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. ("Valley") and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington (the “Valley Acquisition”) and its eight branches. The Valley Acquisition was completed on July 15, 2013.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, the Bank, Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"), jointly announced the signing of a definitive merger agreement pursuant to which Heritage and Washington Banking entered into a strategic merger with Washington Banking merging into Heritage (the "Washington Banking Merger"). Washington Banking branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continue to operate using the Whidbey Island Bank name, as a division of Heritage Bank. The Washington Banking Merger was completed on May 1, 2014. For additional information on the Washington Banking Merger, see Note (2) Business Combinations of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
Retail Banking
We offer a full range of products and services to customers for personal and business banking needs designed to attract both short-term and long-term deposits. Deposits are our primary source of funds. Our personal and business banking customers have the option selecting from a variety of accounts. The major categories of deposit accounts that we offer are described below. These accounts, with the exception of noninterest demand accounts, generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.
Noninterest Demand Deposits.    Noninterest demand deposits are noninterest bearing and may be charged service fees based on activity and balances.
NOW Accounts.    NOW accounts are interest bearing and may be charged service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.
Money Market Accounts.    Money market accounts pay an interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary.
Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $300 minimum balance is maintained.
Certificate of Deposit Accounts.    We offer several types of certificate of deposit accounts ("CDs") with maturities ranging from three months to five years, which require a minimum deposit of $2,500. Negotiable CDs are offered in amounts of $100,000 or more for terms of 30 days to five years.
Personal checking accounts feature an array of benefits and options, including online banking and statements, mobile banking, mobile remote deposits, VISA debit cards and access to more than 25,000 surcharge free ATMs with the MoneyPass network.
We also offer trust services, a complete in-house trust service department that holds trust powers in the states of Washington and Oregon, and a Wealth Management department that provides objective advice from trusted advisors.
Lending Activities
Our lending activities are conducted through Heritage Bank. While our focus is on commercial business lending, we also originate consumer loans, real estate construction and land development loans and one-to-four family residential loans. Our loans are originated under policies that are reviewed and approved annually by our Board of Directors. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely perform internal loan reviews of our loan portfolio to confirm credit quality, proper documentation and compliance with laws and regulations. Loan repayments are considered one of the primary sources of funding for the Bank.
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
At December 31, 2016 we had $2.08 billion, or 78.7%, of our total loans receivable in commercial business loans with an average outstanding loan balance of approximately $338,000 at December 31, 2016, excluding loans with no outstanding balance.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost of the underlying collateral. Cash flow debt coverage requirements range from 1.15 times to 1.25 times, depending on the type of property, and is calculated using an “underwriting” interest rate that is higher than the note rate.
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
Beginning in third quarter of 2015, the Bank began entering into non-hedging interest rate swap contracts with its commercial customers to accommodate the business needs of borrowers. For additional information, see Note (16) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
One-to-Four Family Residential Loans, Originations and Sales
At December 31, 2016, one-to-four family residential loans totaled $77.4 million. The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.
As part of our asset/liability management strategy, we typically sell a significant portion of our one-to-four family residential loans in the secondary market with no recourse and servicing released. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management.” We discontinued this strategy in the second quarter of 2013 through the second quarter of 2014, and reinstated the strategy following the completion of the Washington Banking Merger. We did not service any of these sold loans during the years ended December 31, 2016 or 2015.
Real Estate Construction and Land Development
At December 31, 2016, we had $159.2 million of real estate construction and land development loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands.

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
Consumer
At December 31, 2016, we had $325.1 million of consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
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
Liquidity
As indicated above, our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors may not be stable. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis and repurchase agreements. At December 31, 2016 we had securities sold under agreement to repurchase of $22.1 million which were secured by investment securities available for sale.
As secondary sources of funding, we might utilize other borrowings on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. Other borrowings include advances from Federal Home Loan Bank (“FHLB”) of Des Moines and other credit facilities.
Federal Home Loan Bank:
The Bank is a member of the FHLB of Des Moines which is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its member financial institutions within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency (“FHFA”).  We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Des Moines serves as one of our secondary sources of liquidity. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a percentage of an institution’s assets or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Des Moines limits advances to 35% of the Bank's assets.
Advances from the FHLB of Des Moines are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2016, the Bank maintained a credit facility with the FHLB of Des Moines in the amount of $549.0 million, of which $79.6 million was advanced.
For membership purposes, the Bank is required to maintain an investment in the stock of the FHLB of Des Moines in an amount equal to 0.12% of the Bank's assets as calculated on an annual basis. At December 31, 2016 the Bank had an investment in FHLB stock carried at a cost basis (par value) of $7.6 million. In addition to the FHLB stock required for membership, the Bank must purchase activity stock equal to 4.0% of all outstanding borrowing balances. The activity stock is automatically redeemed in amounts equal to the FHLB advance balances as they are repaid.

Other borrowings:
In addition to liquidity provided by FHLB, the Bank maintained an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $45.9 million, of which there were no advances or borrowings outstanding. The Bank also maintains advance lines with Zions Bank, Wells Fargo Bank, US Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2016.
Supervision and Regulation
We are subject to extensive federal and Washington State legislation, regulation, and supervision, which are primarily intended to protect depositors, the FDIC and shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. See “—Other Regulatory Developments—The Dodd-Frank Act” herein for a discussion of this legislation. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.
The following is a summary discussion of certain laws and regulations applicable to Heritage Financial and Heritage Bank which is qualified in its entirety by reference to the actual laws and regulations.
Heritage Financial
As a registered bank holding company with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. This regulation and supervision is generally intended to ensure that we limit our activities to those allowed by law and that we operate in a safe and sound manner without endangering the financial health of Heritage Bank. As a bank holding company supervised by the Federal Reserve, we are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and assess us for the cost of such examination.
The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders or require that a holding company divest subsidiaries (including its bank subsidiary). In general, enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC. The Federal Reserve may also order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties.
Under the BHCA we are supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd Frank Act and Federal Reserve policy provides that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act.
Under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDIA"), a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented for its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may prohibit the bank holding company or its undercapitalized subsidiary bank from, among other restrictions, paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. In addition, Federal Reserve policy provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, under Washington corporate law, companies generally may not pay dividends if after that payment the company would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.

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
Subsidiary Bank
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
Dividends paid by the Bank provide substantially all of our cash flow. Federal and Washington State bank regulatory agencies also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to Heritage. Such restrictions are tied to the Bank’s capital levels after giving effect to such distributions. For additional information regarding the restrictions on the payment of dividends, see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” herein.
Capital Adequacy
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
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began to be phased in on January 1, 2016 requiring a buffer greater than 0.625% of risk-weighted assets, which amount will increase 0.625% each year until the buffer requirement is fully implemented on January 1, 2019.
To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.  As of December 31, 2016, the Company and the Bank met the requirements to be "well capitalized" including the fully phased-in capital conservation buffer requirement.
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2016, see Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Prompt Corrective Action
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
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by Heritage Bank to comply with applicable capital requirements would, if not remedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
As of December 31, 2016, the Bank met the requirements to be classified as “well capitalized.” See Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Classification of Loans
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
Deposit Insurance and Other FDIC Programs
The deposits of the Bank are insured up to $250,000 per separately insured depositor by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the DIF. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules under which the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  During 2016, the FDIC's reserve ratio surpassed 1.15%. Under current rules, when the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the initial base assessment rates will range from two basis points to 28 basis points and when the prior assessment period is greater than 2.5%, the initial base assessment rates will range from one basis point to 25 basis points (in each case subject to adjustments for unsecured debt issued by a bank, unsecured debt issued by a bank, unsecured debt issued by other FDIC-insured institutions, and brokered deposits held by a bank). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.
Other Regulatory Developments
Significant federal banking legislation has been enacted in recent years. The following summarizes some of the recent significant federal banking legislation.
The Dodd-Frank Act.     The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we are subject to and that are discussed above under “- Capital Adequacy.”
The federal banking and securities regulators have issued final rules to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule” pursuant to the Dodd-Frank Act. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including the Company, unless an exception applies. We are continuously reviewing our investment portfolio to determine if changes to our investment strategies may be required in order to comply with the various provisions of the Volcker Rule regulations.
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
Employees
We had 760 full-time equivalent employees at December 31, 2016. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2016.

Name	Age as of December 31, 2016	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	62	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank	1996
Jeffrey J. Deuel	58	Executive Vice President of Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	55	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	63	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	2001
Bryan McDonald (1)	45	Executive Vice President and Chief Lending Officer of Heritage Bank	2014

(1)	Former executive officer of Washington Banking Company.
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
Jeffrey J. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage in September 2012.  In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage

Bank in February 2010 as Executive Vice President. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual, Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management. He earned his Bachelor’s degree at Gettysburg College.
Donald J. Hinson became Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank in September 2012. In 2007, Mr. Hinson was appointed the Senior Vice President and Chief Financial Officer of Heritage and Heritage Bank. Mr. Hinson joined Heritage Bank in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelor's of Science degree in Accounting from Central Washington University and is a licensed Certified Public Accountant.
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

ITEM 1A.     RISK FACTORS
We assume and manage a certain degree of risk in order to conduct our business strategy. The following provides a discussion of certain risks that management believes are specific to our business. This discussion should not be viewed as an all-inclusive list or in any particular order.
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

•	higher than expected deposit attrition;

•	potential diversion of our management's time and attention;

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

•
since 2006, we completed six acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013 and one merger in 2014 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•
we expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses and consequently our efficiency ratios will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•
to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under “-If the goodwill we have recorded in connection with acquisitions become impaired, our earnings and capital could be reduced,” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition.

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
The required accounting treatment of purchased loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under generally accepted accounting principles ("GAAP"), we are required to record purchased loans acquired through acquisitions at fair value, which may differ from the outstanding balance of such loans. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. This accretable yield may change due to changes in expected timing and amount of future cash flows. The yields on our loans could decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
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
As discussed under “Item 1. Business - Supervision and Regulation - Capital Adequacy” of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. The new administration recently announced plans to deregulate the financial industry, including making changes to the Dodd-Frank Act. If changes to the implementing rules and regulations of the Dodd-Frank Act are made, it is expected that such changes could offset the anticipated increase in operating and compliance costs (included in noninterest expense) than otherwise could occur.
We may face increased compliance costs and uncertainty in residential mortgage lending as a result of the adoption of consumer protection regulations by the Consumer Financial Protection Bureau.
The Dodd Frank Act created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as Heritage Bank with less than $10 billion in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.
The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws. These final rules generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
Our loan portfolio is concentrated in loans with a higher risk of loss.
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.    We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the Small Business Administration, or SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts established on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidiaries and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.
At December 31, 2016, our commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $2.08 billion, or approximately 78.7% of our total loan portfolio. Approximately $8.6 million, or 0.4%, of our total commercial business loans were nonperforming at December 31, 2016. The majority of the nonperforming commercial business loans were commercial and industrial loans.
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
As of December 31, 2016, our non-owner occupied commercial real estate loans totaled $880.9 million, or 33.4% of our total loan portfolio. Approximately $1.3 million, or 0.1%, of our non-owner occupied commercial real estate loans were nonperforming at December 31, 2016.
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
As of December 31, 2016, our real estate construction and land development loans totaled $159.2 million, or 6.0% of our total loan portfolio. Of these loans, $50.4 million, or 1.9% of our total loan portfolio, were one-to-four family residential construction related and $108.8 million, or 4.1% of our total loan portfolio, were five-or-more family residential and commercial property construction related. Approximately $2.0 million, or 1.3%, of our total construction and land development loans were nonperforming at December 31, 2016.
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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and charge-off additional loans, which could adversely affect our results of operations and our capital.
For the year ended December 31, 2016 we recorded a provision for loan losses of $4.9 million compared to $4.4 million for the year ended December 31, 2015. We recorded net charge-offs of loans of $3.6 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015. At December 31, 2016 our total nonperforming loans were $10.9 million, or 0.41% of loans receivable, net, compared to $9.7 million or 0.40% of loans receivable, net, at December 31, 2015. Generally, our nonperforming loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
General economic conditions tend to impact loan segments at varying degrees. At December 31, 2016, our owner-occupied commercial real estate loans had the greatest percentage of nonaccrual loans of 34.2% as the borrowers are primarily business owners whose business results are influenced by economic conditions. Our commercial and industrial loan portfolio, which contained 32.4% of our nonaccrual loans at December 31, 2016, generally has the largest percentage of nonperforming loans because of the same reason as owner-occupied commercial real estate loans noted above as well as impact of the types of collateral generally securing these loans which are less marketable than commercial real estate. Sale volumes and prices as well as inventory in the housing market has been the primary cause of deterioration in our one-to-four family residential real estate construction and land development loans, which contained 18.4% of our nonaccrual loans at December 31, 2016.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of our primary market areas of the Pacific Northwest in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may effect these businesses.

While real estate values and unemployment rates have improved, a deterioration in economic conditions in our market areas of the Pacific Northwest could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	the sale of foreclosed assets may be slow;

•	our provision for loan losses may increase;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2016, we had goodwill with a carrying amount of $119.0 million.
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
During the past several years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. Our ability to lower our interest expense will be limited at these interest rate levels while the average yield on our interest earning assets may continue to decrease. In an attempt to help the overall economy, the Federal Reserve raised short-term interest rates in December 2016 from one-half to three quarters of a percent as a result of moderate improvements in the economy, particularly in improvements in the unemployment rate. It is anticipated that the Federal Reserve will make additional increases in interest rates during 2017 subject to economic conditions. As the Federal Reserve increases Fed Funds rates, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.
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
Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.
In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Recent changes to LIBOR administration have included the introduction of statutory regulation of LIBOR by U.K. regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delaying the publication of individual banks’ LIBOR submissions for three months from submission; and requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support our continued internal growth and growth through acquisitions or be required by our regulators to increase our capital resources. Our ability to raise additional capital, however, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected. Accordingly, we cannot make assurances that we will be able to raise additional capital when needed.
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
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
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
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures and could result in significant legal liability and significant damage to our reputation and our business. We have experienced no known material breaches.
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
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes, although such losses have been relatively insignificant to date. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC as it relates to the Company's financial information as reported on Form 10-K.

ITEM 2.     PROPERTIES
Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2016 is comprised of 63 branches located throughout Washington and Oregon. The number of branches per county, as well as occupancy type, is detailed in the following table.

			Occupancy Type
County	State	Number of Branches	Owned	Leased
Clark	WA	2	1	1
Cowlitz	WA	2	2	—
Island	WA	7	6	1
Kittitas	WA	1	1	—
King	WA	8	3	5
Mason	WA	1	1	—
Multnomah	OR	1	—	1
Pierce	WA	13	8	5
San Juan	WA	1	—	1
Skagit	WA	4	4	—
Snohomish	WA	10	7	3
Thurston	WA	5	4	1
Whatcom	WA	4	3	1
Yakima	WA	4	4	—
Total		63	44	19
One Island County Branch, one Skagit County Branch, one Thurston County branch and the branch in Kittitas County have land leases, which are not included in the leased section above as the building is owned.
In addition, as part of the Company's strategic initiatives, certain measures were taken to transform the Company's branching system subsequent to December 31, 2016. Four branches operating at December 31, 2016 are scheduled to be consolidated into existing Heritage Bank branches in April 2017. Three of the four branches to be closed subsequent to year-end were owned and one branch was leased.
For additional information concerning our premises and equipment and lease obligations, see Notes (8) Premises and Equipment and (15) Commitment and Contingencies, respectively, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2016, we had approximately 1,441 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 29,954,931 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 17, 2017 was $25.25 per share. The following table provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2016 Quarter ended,
	March 31	June 30	September 30	December 31
High	$18.68	$18.45	$18.67	$26.10
Low	$16.54	$16.47	$16.92	$17.70

For the interim period subsequent to the 2016 fiscal year through the last reported sales price on February 17, 2017, the high and low sales information price per share of our common stock as reported on the NASDAQ Global Selected Market was $24.55 and $26.75, respectively.

	2015 Quarter ended,
	March 31	June 30	September 30	December 31
High	$17.16	$17.99	$19.30	$19.70
Low	$15.52	$16.76	$17.22	$18.08
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.
The dividend activities for the years ended December 31, 2016 and 2015 and from December 31, 2016 through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
* Denotes special dividend.
The primary source for dividends paid to our shareholders are dividends paid to us from Heritage Bank. There are regulatory restrictions on the ability of the Bank to pay dividends. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if an institution satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations. However, an institution that has converted to the stock form of ownership, as Heritage Bank has done, may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the mutual to stock conversion.
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
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2016, there were approximately 933,000 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Company’s tenth stock repurchase plan was approved by the Board of Directors on August 30, 2012 and authorized the repurchase of up to 5% of the Company’s outstanding shares of common stock, or approximately 757,000 shares. All of the shares under the tenth stock repurchase plan were purchased except for 52,025 shares which will remain unpurchased as the eleventh plan supersedes the tenth stock repurchase program.

The following table provides total repurchased shares and average share prices under the applicable plans and years:

	Years Ended December 31,
	2016	2015	2014	Plan Total
Tenth Plan
Repurchased shares	—	—	108,075	704,975
Stock repurchase average share price	$—	$—	$16.88	$15.85

Eleventh Plan
Repurchased shares	138,000	441,966	—	579,966
Stock repurchase average share price	$17.16	$16.64	$—	$16.76

During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 29,512, 22,300 and 48,304 shares at an average price per share of $17.82, $17.09 and $16.53 to pay withholding taxes on the vesting of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014, respectively, which are not considered repurchased as part of the applicable repurchase plans.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2016.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016— October 31, 2016	—	$—	7,893,389	935,034
November 1, 2016—November 30, 2016	110	18.45	7,893,389	935,034
December 1, 2016—December 31, 2016	196	25.40	7,893,389	935,034
Total	306	$22.90	7,893,389	935,034

(1)	Common shares repurchased by the Company between October 1, 2016 and December 31, 2016 represent shares of restricted stock that were canceled to pay withholding taxes.
The information regarding the Company’s equity compensation plan is contained under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.

Stock Performance Graph
The graph below depicts total return to shareholders during the period beginning December 31, 2011 and ending December 31, 2016. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders.
The following graph shows a five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index, the SNL Bank NASDAQ Index, and the NASDAQ Bank Index. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The SNL Bank NASDAQ Index is a comparative peer index comprised of banks and related holding companies listed on the NASDAQ Stock Market. The NASDAQ Bank Index is a comparative peer index comprised of banks and savings institutions and related holding companies listed on the NASDAQ Stock Market. As the SNL Bank NASDAQ Index excludes the impact of savings banks and related holding companies that are included in the NASDAQ Bank Index, the comparison to the NASDAQ Bank Index that we have used in the past is being replaced by a comparison to the SNL Bank NASDAQ Index going forward.
The graph assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2011, and that all dividends were reinvested.

	Years Ended December 31,
Index	2011	2012	2013	2014	2015	2016
Heritage Financial Corporation	$100.00	$123.74	$148.08	$156.57	$173.21	$246.48
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56
*Information for the graph was provided by SNL Financial LC.

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
Matters affecting comparability in the five-year summary detailed below include the Valley and NCB Acquisitions in 2013, and the Washington Banking Merger in 2014 as discussed below. See also Note (2) Business Combination of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" discussing the merger.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$138,512	$135,739	$121,106	$71,428	$69,109
Interest expense	6,006	6,120	5,681	3,724	4,534
Net interest income	132,506	129,619	115,425	67,704	64,575
Provision for loan losses	4,931	4,372	4,594	3,672	2,016
Noninterest income	31,619	32,268	16,467	9,651	7,272
Noninterest expense	106,473	106,208	99,379	59,515	50,392
Income tax expense	13,803	13,818	6,905	4,593	6,178
Net income	38,918	37,489	21,014	9,575	13,261
Earnings per common share
Basic	$1.30	$1.25	$0.82	$0.61	$0.87
Diluted	1.30	1.25	0.82	0.61	0.87
Dividend payout ratio to common shareholders(1)	55.4%	42.4%	61.0%	68.9%	92.0%
Performance Ratios:
Net interest spread(2)	3.89%	4.04%	4.45%	4.69%	5.03%
Net interest margin(3)	3.96	4.11	4.53	4.80	5.17
Efficiency ratio(4)	64.87	65.61	75.35	76.94	70.14
Noninterest expense to average assets	2.84	3.01	3.49	3.86	3.72
Return on average assets	1.04	1.06	0.74	0.62	0.98
Return on average common equity	8.01	8.08	5.61	4.58	6.52

(1)	Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.

(2)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(3)	Net interest margin is net interest income divided by average interest earning assets.

(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$3,878,981	$3,650,792	$3,457,750	$1,659,038	$1,345,540
Total loans receivable, net	2,609,666	2,372,296	2,223,348	1,203,096	998,344
Investment securities	794,645	811,869	778,660	199,288	154,392
FDIC indemnification asset	—	—	1,116	4,382	7,100
Goodwill and other intangible assets	126,403	127,818	129,918	30,980	14,098
Deposits	3,229,648	3,108,287	2,906,331	1,399,189	1,117,971
Federal Home Loan Bank advances	79,600	—	—	—	—
Junior subordinated debentures	19,717	19,424	19,082	—	—
Securities sold under agreement to repurchase	22,104	23,214	32,181	29,420	16,021
Stockholders’ equity	481,763	469,970	454,506	215,762	198,938
Financial Measures:
Book value per common share	$16.08	$15.68	$15.02	$13.31	$13.16
Stockholders' equity to assets ratio	12.4%	12.9%	13.1%	13.0%	14.8%
Net loans to deposits (1)	81.2%	76.6%	76.7%	86.0%	89.4%
Capital Ratios:
Total risk-based capital ratio	13.0%	13.7%	15.1%	16.8%	19.9%
Tier 1 risk-based capital ratio	12.0	12.7	13.9	15.5	18.7
Leverage ratio	10.3	10.4	10.2	11.3	13.6
Common equity Tier 1 capital to risk-weighted assets	11.4	12.0	N/A	N/A	N/A
Asset Quality Ratios:
Nonperforming loans to loans receivable, net (2)	0.41%	0.40%	0.51%	0.63%	1.29%
Allowance for loan losses to loans receivable, net (2)	1.18	1.24	1.23	2.34	2.78
Allowance for loan losses to nonperforming loans (2)	284.93	307.67	239.62	372.16	215.67
Nonperforming assets to total assets (2)	0.30	0.32	0.43	0.74	1.41
Net charge-off on loans to average loans receivable, net	0.14	0.10	0.30	0.31	0.44
Other Data:
Number of banking offices	63	67	66	35	33
Number of full-time equivalent employees	760	717	748	373	363
Deposits per branch	51,264	46,392	44,035	39,977	33,878
Assets per full-time equivalent	5,104	5,092	4,623	4,448	3,707

(1)	Total loans receivable, net plus loans held for sale divided by deposits.

(2)	At December 31, 2016, 2015, 2014, 2013 and 2012, $2.8 million, $1.3 million $1.6 million, $1.7 million and $1.2 million of nonaccrual loans were guaranteed by government agencies, respectively.

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

During the period from December 31, 2012 through December 31, 2016 our total assets have increased $2.53 billion, or 188.3%, to $3.88 billion as of December 31, 2016 from $1.35 billion at December 31, 2012. The total loans receivable, net of allowance for loan losses grew $1.61 billion, or 161.40%, to $2.61 billion as of December 31, 2016 from $998.3 million at December 31, 2012. Our emphasis in growing our commercial business loan portfolio, in addition to mergers and acquisitions, resulted in an increase in commercial business loans of $1.22 billion, or 143.12%, since December 31, 2012. Loan increases during the five-year period are also attributable to the Washington Banking Merger and the acquisitions of Valley and Northwest Commercial Bank and our emphasis on increasing lending in our market areas.
Deposits increased $2.11 billion, or 188.9%, to $3.23 billion at December 31, 2016 from $1.12 billion at December 31, 2012. From December 31, 2012 to December 31, 2016, non-maturity deposits (total deposits less certificate of deposit accounts) increased $2.04 billion, or 246.5% to $2.87 billion at December 31, 2016. The percentage of certificate of deposit accounts to total deposits decreased to 11.1% at December 31, 2016 from 25.8% at December 31, 2012.
Stockholders’ equity has increased by $282.8 million, or 142.2%, to $481.8 million at December 31, 2016 from $198.9 million at December 31, 2012 due primarily to a combination of earnings and issuances of common stock, partially offset by repurchases of common stock and declaration of cash dividends. Our net income increased by $25.7 million, or 193.5%, to $38.9 million for the year ended December 31, 2016 from $13.3 million for the year ended December 31, 2012 due primarily to growth in the Company primarily through acquisitions and mergers, which net assets generated an increase in net interest income of $67.9 million, or 105.2%, to $132.5 million for the year ended December 31, 2016 from $64.6 million during the year ended December 31, 2012. The increase in net income was also a result of a $69.4 million, or 100.4%, increase in interest income to $138.5 million for the year ended December 31, 2016 from $69.1 million for the year ended December 31, 2012 and a $24.3 million, or 334.8%, increase in noninterest income to $31.6 million for the year ended December 31, 2016 compared to $7.3 million for the year ended December 31, 2012. The increases in net interest income and noninterest expense was partially offset by a $56.1 million, or 111.3%, increase in noninterest expense to $106.5 million for the year ended December 31, 2016 from $50.4 million for the year ended December 31, 2012 as a result of the growth of the Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2016 audited Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
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
Allowance for Loan Losses
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
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	historical loss experience in the loan portfolio;

•	balance of potential problem loans in the loan portfolio;

•	impact of environmental factors, including:

◦	levels of and trends in delinquencies and impaired loans;

◦	levels of and trends in charge-offs and recoveries;

◦	trends in volume and terms of loans;

◦	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

◦	experience, ability, and depth of lending management and other relevant staff;

◦	national and local economic trends and conditions;

◦	other external factors such as competition, legal, and regulatory;

◦	effects of changes in credit concentrations; and

◦	other factors
We calculate an appropriate allowance for loan losses for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status and troubled-debt restructured ("TDR") loans, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate allowance for loan losses combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
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
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2016 and 2015—Provision for Loan Losses” and “—Consolidated Financial Condition —Allowance for Loan Losses” below, “Item 1A. Risk Factors —Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio” as well as Note (5) Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Estimated Expected Cash Flows related to Purchased Credit Impaired ("PCI") Loans
Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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
Business Combinations
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

Other-Than-Temporary Impairments in the Market Value of Investments
Unrealized losses on investment securities available for sale and held to maturity are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
Goodwill
The Company’s goodwill is assigned to Heritage Bank and is evaluated for impairment at the Heritage Bank level (reporting unit). Goodwill is reviewed for impairment annually and between annual tests if an event occurs or circumstances change that might indicate the Company’s recorded value is more than its implied value. Such indicators may include, among others: a significant adverse change in legal factors or in the general business climate; significant decline in the Company’s stock price and market capitalization; unanticipated competition; and an adverse action or assessment by a regulator. Any adverse changes in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on the Company’s Consolidated Financial Statements.
The testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit's fair value as well as positive and mitigating events. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.
For the year ended December 31, 2016, the Company completed step one of the two-step process of the goodwill impairment test. Based on the results of the test, the Company concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
For additional information regarding goodwill, see Note (9) Goodwill and other intangible assets of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Financial Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality.

Consolidated Financial Condition
The Company’s total assets increased $228.2 million, or 6.3%, to $3.88 billion at December 31, 2016 from $3.65 billion at December 31, 2015. The increase was primarily due to a $237.4 million, or 10.0%, increase in total loans receivable, net. The asset balances at December 31, 2016 and 2015 and the changes in those balances are included in the following table:

	December 31, 2016	December 31, 2015	Change 2016 vs. 2015	Percent Change 2016 vs. 2015
	(Dollars in thousands)
Cash and cash equivalents	$103,745	$126,640	$(22,895)	(18.1)%
Other interest earning deposits	—	6,719	(6,719)	(100.0)
Investment securities available for sale	794,645	811,869	(17,224)	(2.1)
Loans held for sale	11,662	7,682	3,980	51.8
Total loans receivable, net	2,609,666	2,372,296	237,370	10.0
Other real estate owned	754	2,019	(1,265)	(62.7)
Premises and equipment, net	63,911	61,891	2,020	3.3
FHLB stock, at cost	7,564	4,148	3,416	82.4
Bank owned life insurance	70,355	60,876	9,479	15.6
Accrued interest receivable	10,925	10,469	456	4.4
Prepaid expenses and other assets	79,351	58,365	20,986	36.0
Other intangible assets, net	7,374	8,789	(1,415)	(16.1)
Goodwill	119,029	119,029	—	—
Total assets	$3,878,981	$3,650,792	$228,189	6.3%
Investment Activities
Our investment policy is established by the Board of Directors and monitored by the Risk Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Bank's lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage backed and mortgage related securities, corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.
Investment securities available for sale decreased $17.2 million, or 2.1%, to $794.6 million at December 31, 2016 from $811.9 million at December 31, 2015. The decrease was due primarily to sales of investment securities of $140.4 million, maturities, calls and payments of investment securities of $129.4 million and net unrealized losses on investment securities as a result of market conditions which reduced bond prices of $7.9 million during the year ended December 31, 2016. The decrease was partially offset by purchases of investment securities of $267.7 million during the year ended December 31, 2016.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2016		December 31, 2015		December 31, 2014
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	0.2%	$35,577	4.4%	$21,427	2.9%
Municipal securities	237,256	29.9	220,993	27.2	173,037	23.3
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	309,176	38.9	352,024	43.4	498,737	67.1
Commercial	208,318	26.2	179,011	22.0	43,662	5.9
Collateralized loan obligations	10,478	1.3	15,097	1.9	—	—
Corporate obligations	16,706	2.1	9,113	1.1	4,010	0.5
Other securities	11,142	1.4	54	—	1,973	0.3
Total	$794,645	100.0%	$811,869	100.0%	$742,846	100.0%
(1) U.S. Government-sponsored agencies.
The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2016. Equity securities are excluded because they have no stated maturity dates.

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield(2)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,000	1.47%	$569	2.00%	$—	—%	$—	—%
Municipal securities	4,651	3.19	62,452	3.26	48,525	3.44	121,628	3.77
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	—	—	4,575	1.26	69,176	2.19	235,425	2.12
Commercial			52,612	2.05	120,676	2.30	35,030	2.06
Collateralized loan obligations	—	—	—	—	10,478	2.54	—	—
Corporate obligations	1,015	1.75	4,032	1.67	11,659	2.07	—	—
Other securities	—	—	—	—	—	—	11,019	2.10
Total	$6,666	2.71%	$124,240	2.62%	$260,514	2.48%	$403,102	2.61%
(1)U.S. Government-sponsored agencies.
(2)Taxable equivalent weighted average yield.

The following table provides information regarding our investment securities held to maturity at the date indicated. The Company transferred all of its investment securities classified as held to maturity to available for sale during the year ended December 31, 2015. Based on the changes in the current rate environment, management made this change in an effort to manage more effectively the investment portfolio, including subsequently selling securities that were formerly classified as held to maturity. As there were no investment securities held to maturity at December 31, 2016 and 2015, no values are presented in the table.

	December 31, 2014
	Amortized Cost	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$1,591	4.4%
Municipal securities	22,486	62.8
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	5,261	14.7
Commercial	5,605	15.7
Private residential collateralized mortgage obligations	871	2.4
Total	$35,814	100.0%
(1) U.S. Government-sponsored agencies.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Loans receivable, net of allowance for loan losses, increased $237.4 million, or 10.0%, to $2.61 billion at December 31, 2016 from $2.37 billion at December 31, 2015. The increase in loans receivable was primarily in the non-owner occupied commercial real estate loan class which increased $126.9 million, or 16.8%, to $880.9 million during fiscal year 2016 and five or more family residential and commercial real estate construction and land development loans which increased $53.4 million, or 96.6%, to $108.8 million during 2016.

The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2016		2015		2014		2013		2012
	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$637,773	24.2%	$596,726	24.8%	$570,453	25.3%	$351,230	28.5%	$327,784	31.9%
Owner-occupied commercial real estate	558,035	21.1	572,609	23.8	574,687	25.5	303,073	24.6	236,501	23.0
Non-owner occupied commercial real estate	880,880	33.4	753,986	31.4	663,935	29.5	417,206	33.9	289,882	28.2
Total commercial business	2,076,688	78.7	1,923,321	80.0	1,809,075	80.3	1,071,509	87.0	854,167	83.1
One-to-four family residential(1)	77,391	2.9	72,548	3.0	69,530	3.1	47,859	3.9	46,915	4.6
Real estate construction and land development:
One-to-four family residential	50,414	1.9	51,752	2.2	49,195	2.2	21,280	1.7	30,121	2.9
Five or more family residential and commercial properties	108,764	4.1	55,325	2.3	64,920	2.9	48,655	3.9	52,939	5.2
Total real estate construction and land development (2)	159,178	6.0	107,077	4.5	114,115	5.1	69,935	5.6	83,060	8.1
Consumer	325,140	12.3	298,167	12.4	259,294	11.5	45,287	3.7	44,892	4.4
Gross loans receivable	2,638,397	99.9	2,401,113	99.9	2,252,014	100.0	1,234,590	100.2	1,029,034	100.2
Deferred loan costs (fees), net	2,352	0.1	929	0.1	(937)	—	(2,670)	(0.2)	(2,096)	(0.2)
Loans receivable, net	$2,640,749	100.0%	$2,402,042	100.0%	$2,251,077	100.0%	$1,231,920	100.0%	$1,026,938	100.0%

(1)
Excludes loans held for sale of $11.7 million, $7.7 million, $5.6 million and $1.7 million as of December 31, 2016, 2015, and 2014, respectively. There were no loans held for sale at December 31, 2013.

(2)	Balances are net of undisbursed loan proceeds.

(3)	Percent of loans receivable, net.

The following table presents at December 31, 2016 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories.

	Maturing
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Commercial business	$260,081	$401,563	$1,415,044	$2,076,688
One-to-four family residential	1,065	3,125	73,201	77,391
Real estate construction and land development	98,652	52,517	8,009	159,178
Consumer	16,690	$93,498	$214,952	325,140
Gross loans receivable	$376,488	$550,703	$1,711,206	$2,638,397

Fixed rate loans	$115,452	$362,273	$511,325	$989,050
Variable or adjustable rate loans	261,036	188,430	1,199,881	1,649,347
Total	$376,488	$550,703	$1,711,206	$2,638,397
Included in the balance of variable or adjustable rate loans with maturity over five years in the table above are certain commercial loans in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on one-month LIBOR plus various margins while the customer pays a fixed rate of interest. At December 31, 2016, the Bank had 28 separate interest rate swap contracts with borrowers with notional value of $102.7 million compared to four separate interest rate swap contracts with borrowers with notional value of $20.7 million at December 31, 2015.

The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$8,580	$7,122	$8,596	$5,675	$6,068
One-to-four family residential	94	38	—	340	450
Real estate construction and land development	2,008	2,414	2,831	1,045	6,420
Consumer	227	94	145	685	320
Total nonaccrual loans(1)(2)	10,909	9,668	11,572	7,745	13,258
Other real estate owned	754	2,019	3,355	4,559	5,666
Total nonperforming assets	$11,663	$11,687	$14,927	$12,304	$18,924

Allowance for loan losses	$31,083	$29,746	$27,729	$28,824	$28,594
Nonperforming loans to loans receivable, net	0.41%	0.40%	0.51%	0.63%	1.29%
Allowance for loan losses to loans receivable, net	1.18%	1.24%	1.23%	2.34%	2.78%
Allowance for loan losses to nonperforming loans	284.93%	307.67%	239.62%	372.16%	215.67%
Nonperforming assets to total assets	0.30%	0.32%	0.43%	0.74%	1.41%

Performing TDR loans:
Commercial business	$19,837	$17,345	$14,421	$19,496	$15,227
One-to-four family residential	227	236	245	702	888
Real estate construction and land development	2,141	3,014	3,927	6,043	361
Consumer	83	100	66	101	—
Total performing TDR loans(3)	$22,288	$20,695	$18,659	$26,342	$16,476

Accruing loans past due 90 days or more(4)	$—	$—	$—	$6	$248
Potential problem loans(5)	87,762	110,357	162,930	67,662	31,900

(1)	At December 31, 2016, 2015, 2014, 2013 and 2012, $6.9 million $6.3 million, $7.3 million, $2.6 million and $9.3 million of nonaccrual loans were considered TDR loans, respectively.

(2)	At December 31, 2016, 2015, 2014, 2013 and 2012, $2.8 million, $1.3 million $1.6 million, $1.7 million and $1.2 million of nonaccrual loans were guaranteed by government agencies, respectively.

(3)	At December 31, 2016, 2015, 2014, 2013 and 2012, $682,000, $491,000, $751,000, $1.2 million and $965,000 of performing TDR loans were guaranteed by government agencies, respectively.

(4)
There were no accruing loans past due 90 days or more that were guaranteed by government agencies at December 31, 2016, 2015, 2014 and 2013. There were accruing loans past due 90 days or more of $6,000 guaranteed by government agencies at December 31, 2012.

(5)
At December 31, 2016, 2015, 2014, 2013 and 2012, $1.1 million, $3.0 million, $2.0 million, $1.8 million and $2.9 million of potential problem loans were guaranteed by government agencies, respectively.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets remained constant at $11.7 million, or 0.30% and 0.32% of total assets, respectively, at both December 31, 2016 and December 31, 2015 due to the increase in nonaccrual loans discussed below as well as a decrease in other real estate owned. Other real estate owned decreased $1.3 million, or 62.7%, to $754,000 at December 31, 2016 from $2.0 million at December 31, 2015 due primarily to dispositions of $2.5 million, which were offset partially by additions of $1.4 million during the year ended December 31, 2016.

Nonaccrual Loans.    Nonaccrual loans increased $1.2 million to $10.9 million, or 0.41% of loans receivable, net, at December 31, 2016 from $9.7 million, or 0.40% of loans receivable, net, at December 31, 2015. During the year ended December 31, 2016, there were additions to nonaccrual loans of $9.2 million, of which $1.6 million were previously performing TDR loans that were transferred to nonaccrual status. The increase in total nonaccrual loans at December 31, 2016 was partially offset by net principal payments of $6.2 million, nonaccrual loans transferred to other real estate owned of $523,000 and net charge-offs of $1.0 million. Nonaccrual loans with no related allowance for loan losses was $6.3 million and $1.9 million at December 31, 2016 and 2015, respectively. Nonaccrual loans totaling $4.6 million at December 31, 2016 had a related allowance for loan losses of $770,000 compared to nonaccrual loans of $7.7 million with related allowance for loan losses of $1.2 million at December 31, 2015.
Troubled Debt Restructured ("TDR") Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. At December 31, 2016, nonperforming TDR loans included in the nonaccrual loan balance was $6.9 million and had a related allowance for loan losses of $437,000. At December 31, 2015, nonperforming TDR loans of $6.3 million had a related allowance for loan losses of $679,000.
The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans as of December 31, 2016 and December 31, 2015 were $22.3 million and $20.7 million, respectively. The $1.6 million increase in performing TDR loans during the year ended December 31, 2016 was primarily due to loans restructured during the year ended December 31, 2016 of $5.9 million, offset partially by net principal reductions of $2.4 million, loans transferred to nonaccrual status of $1.6 million and net charge-offs of $286,000. The related allowance for loan losses on the performing TDR loans was $2.0 million as of December 31, 2016 and $2.1 million as of December 31, 2015.
Potential Problem Loans.    Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are those that are both well-secured and in the process of collection. Potential problem loans decreased $22.6 million, or 20.5%, to $87.8 million at December 31, 2016 from $110.4 million at December 31, 2015 primarily due to net loan payments of $31.2 million, upgrade of potential problem loans to pass rated loans of $15.2 million, potential problem loans transferred to impaired status of $8.9 million and net charge-offs of $1.9 million, offset partially by loan downgrades to potential problem loans of $35.4 million during the year ended December 31, 2016.

Allowance for Loan Losses
The following table provides information regarding changes in our allowance for loan losses at and for the indicated years:

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance for loan losses at beginning of the year	$29,746	$27,729	$28,824	$28,594	$30,915
Provision for loan losses	4,931	4,372	4,594	3,672	2,016
Charge-offs:
Commercial business	(4,153)	(1,676)	(5,252)	(3,073)	(3,726)
One-to-four family residential	—	—	(31)	(52)	(391)
Real estate construction and land development	(154)	(106)	(345)	(565)	(1,280)
Consumer	(1,778)	(1,700)	(969)	(681)	(677)
Total charge-offs	(6,085)	(3,482)	(6,597)	(4,371)	(6,074)
Recoveries:
Commercial business	1,844	476	716	808	1,579
One-to-four family residential	2	13	7	—	—
Real estate construction and land development	83	100	43	32	125
Consumer	562	538	142	89	33
Total recoveries	2,491	1,127	908	929	1,737
Net charge-offs	(3,594)	(2,355)	(5,689)	(3,442)	(4,337)
Allowance for loan losses at end of the year	$31,083	$29,746	$27,729	$28,824	$28,594
Gross loans receivable at end of the year(1)	$2,638,397	$2,401,113	$2,252,014	$1,234,590	$1,029,034
Average loans receivable during the year(1)	2,489,730	2,316,175	1,871,696	1,124,828	996,186
Ratio of net charge-offs on loans to average loans receivable	(0.14)%	(0.10)%	(0.30)%	(0.31)%	(0.44)%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$22,382	78.8%	$22,064	80.1%	$20,186	80.3%	$22,853	86.7%	$19,302	82.9%
One-to-four family residential	1,015	2.9	1,157	3.0	1,200	3.1	1,100	3.9	1,221	4.6
Real estate construction	2,156	6.0	1,871	4.5	2,758	5.1	2,673	5.7	5,440	8.1
Consumer	5,024	12.3	4,309	12.4	2,769	11.5	1,597	3.7	1,761	4.4
Unallocated	506	—	345	—	816	—	601	—	870	—
Total allowance for loan losses	$31,083	100.0%	$29,746	100.0%	$27,729	100.0%	$28,824	100.0%	$28,594	100.0%

(1)	Represents the percent of loans receivable by loan category to total gross loans receivable.

The allowance for loan losses increased by $1.3 million, or 4.5%, to $31.1 million at December 31, 2016 from $29.7 million at December 31, 2015. As of December 31, 2016, the Bank identified $10.9 million of nonperforming loans and $22.3 million of performing TDR loans for a total of $33.2 million of impaired loans. Of these impaired loans, $10.1 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $23.1 million had related allowances for loan losses totaling $2.7 million. As of December 31, 2015, the Bank identified $9.7 million of nonperforming loans and $20.7 million of performing TDR loans for a total of $30.4 million of impaired loans. Of these impaired loans, $6.0 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $24.3 million had related allowances for loan losses totaling $3.3 million.

The following table outlines the allowance for loan losses and related outstanding loan balances on loans at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$21,791	$17,354
Gross loans, excluding PCI and impaired loans	2,540,751	2,283,832
Percentage	0.86%	0.76%

PCI Allowance:
Allowance for loan losses	$6,558	$9,084
Gross PCI loans	64,448	86,919
Percentage	10.18%	10.45%

Specific Valuation Allowance:
Allowance for loan losses	$2,734	$3,308
Gross impaired loans	33,198	30,362
Percentage	8.24%	10.90%

Total Allowance for Loan Losses:
Allowance for loan losses	$31,083	$29,746
Gross loans receivable	2,638,397	2,401,113
Percentage	1.18%	1.24%
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $31.1 million at December 31, 2016 (1.18% of loans receivable, net and 284.93% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2015 of $29.7 million (1.24% of loans receivable, net and 307.67% of nonperforming loans).
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

Deposits
Total deposits increased $121.4 million, or 3.90%, to $3.23 billion at December 31, 2016 from $3.11 billion at December 31, 2015. Non-maturity deposits as a percentage of total deposits increased to 88.9% at December 31, 2016 from 86.5% at December 31, 2015. The increase in this ratio was primarily due to a $111.2 million, or 14.4%, increase in noninterest bearing demand deposit accounts to $882.1 million at December 31, 2016 from $770.9 million at December 31, 2015 and a $48.6 million, or 10.7%, increase in savings accounts to $502.5 million at December 31, 2016 from $453.8 million at December 31, 2015. The increases in these deposit categories were offset partially by a $62.9 million, or 15.0%, decrease in certificates of deposit to $357.4 million at December 31, 2016 from $420.3 million at December 31, 2015. As a result of this decrease, the percentage of CDs to total deposits decreased to 11.1% at December 31, 2016 from 13.5% at December 31, 2015.

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest demand deposits	$882,091	27.3%	$770,927	24.8%	$709,673	24.4%
NOW accounts	963,821	29.8	917,859	29.5	793,362	27.3
Money market accounts	523,875	16.2	545,342	17.6	520,065	17.9
Savings accounts	502,460	15.6	453,826	14.6	357,834	12.3
Total non-maturity deposits	2,872,247	88.9	2,687,954	86.5	2,380,934	81.9
CDs	357,401	11.1	420,333	13.5	525,397	18.1
Total deposits	$3,229,648	100.0%	$3,108,287	100.0%	$2,906,331	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
NOW accounts and money market accounts	$1,464,198	0.16%	$1,374,757	0.17%	$1,049,078	0.18%
Savings accounts	485,482	0.16	405,633	0.11	282,150	0.09
CDs	388,286	0.50	464,277	0.51	494,948	0.60
Total interest bearing deposits	2,337,966	0.21	2,244,667	0.23	1,826,176	0.28
Noninterest demand deposits	829,912	—	740,718	—	574,692	—
Total deposits	$3,167,878	0.16%	$2,985,385	0.18%	$2,400,868	0.21%

The following table shows the amount and maturity of CDs of $250,000 or more:

December 31, 2016
(In thousands)
Remaining maturity:
Three months or less	$14,954
Over three months through twelve months	25,810
Over twelve months through three years	11,390
Over three years	2,670
Total	$54,824

Borrowings
Borrowed funds provide an additional source of funding for loan growth. Our borrowed funds consist primarily of borrowings from the FHLB of Des Moines as well as securities repurchase agreements. The FHLB advances are typically secured by first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. Securities repurchase agreements are secured by investment securities.

At December 31, 2016, the Bank maintained a credit facility with the FHLB of Des Moines in the amount of $549.0 million, of which $79.6 million was advanced. At December 31, 2015 there were no FHLB advances outstanding. During the years ended December 31, 2016 and 2015, we had average balances of FHLB advances of $13.3 million and $1.8 million, respectively.
At December 31, 2016 and 2015, the Bank had securities sold under agreement to repurchase of $22.1 million and $23.2 million, respectively.

Stockholders' Equity and Capital
Total stockholders’ equity increased $11.8 million, or 2.51%, to $481.8 million at December 31, 2016 from $470.0 million at December 31, 2015. This increase was primarily due to net income of $38.9 million, partially offset by cash dividends in the amount of $21.6 million, accumulated other comprehensive loss of $5.2 million and repurchase of common stock of $2.9 million.
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. The following table sets forth the dividends paid per common share and the dividend payout ratio:

	Year Ended December 31,
	2016	2015	2014
	(In thousands
Dividends paid per common share	$0.72	$0.53	$0.50
Dividend payout ratio (1)	55.4%	42.4%	61.0%
(1) Dividends paid per common share as a percentage of earnings per diluted common share.
Subsequent to year end, on January 25, 2017, the Company’s Board of Directors declared a dividend of $0.12 per share which was paid on February 23, 2017 to shareholders of record as of February 9, 2017.
See “Item 6. Selected Financial Data” for our return on average assets, return on average equity and average equity to average assets ratios for all reported periods.
The Company and the Bank are subject to various regulatory capital requirements as prescribed by the Federal Reserve and by the FDIC, respectively. As of December 31, 2016, the Company and the Bank were classified as “well capitalized” institutions under the criteria established by these banking regulators. For additional information regarding the Company’s and the Bank’s regulatory capital requirements, see “Supervision and Regulation-Capital Adequacy” in “Item 1. Business” and Note (22) Regulatory Capital Requirements included in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our Consolidated Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. The Company had off-balance sheet loan commitments, including letters of credit, aggregating $626.0 million at December 31, 2016, an increase of $53.5 million, or 9.4%, from $572.5 million at December 31, 2015. For additional information, see Note (15) Commitments and Contingencies included in “Item 8. Financial Statements and Supplementary Data.”

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2016, 2015 and 2014
Our core profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.
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

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Total loans receivable, net	$2,489,730	$122,147	4.91%	$2,316,175	$121,687	5.25%	$1,871,696	$110,437	5.90%
Taxable securities	589,867	11,215	1.90	548,787	9,578	1.75	383,626	7,328	1.91
Nontaxable securities	221,708	4,870	2.20	204,443	4,196	2.05	145,113	2,886	1.99
Other interest earning assets	44,951	280	0.62	80,882	278	0.34	150,189	455	0.30
Total interest earning assets	3,346,256	138,512	4.14	3,150,287	135,739	4.31	2,550,624	121,106	4.75
Noninterest earning assets	399,279			377,228			295,666
Total assets	$3,745,535			$3,527,515			$2,846,290
Liabilities and Stockholders' Equity:
Certificates of deposit	$388,286	$1,936	0.50%	$464,277	$2,386	0.51%	$494,948	$2,991	0.60%
Savings accounts	485,482	756	0.16	405,633	445	0.11	282,150	252	0.09
Interest bearing demand and money market accounts	1,464,198	2,318	0.16	1,374,757	2,398	0.17	1,049,078	1,907	0.18
Total interest bearing deposits	2,337,966	5,010	0.21	2,244,667	5,229	0.23	1,826,176	5,150	0.28
Junior subordinated debentures	19,565	880	4.50	19,271	827	4.29	12,751	458	3.59
FHLB advances and other borrowings	13,349	74	0.55	1,777	6	0.34	111	—	—
Securities sold under agreement to repurchase	20,392	42	0.21	23,522	58	0.25	27,984	73	0.26

	Year Ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Total interest bearing liabilities	2,391,272	6,006	0.25	2,289,237	6,120	0.27	1,867,022	5,681	0.30
Demand and other noninterest bearing deposits	829,912			740,718			574,692
Other noninterest bearing liabilities	38,474			33,458			29,669
Stockholders’ equity	485,877			464,102			374,907
Total liabilities and stockholders’ equity	$3,745,535			$3,527,515			$2,846,290
Net interest income		$132,506			$129,619			$115,425
Net interest spread			3.89%			4.04%			4.45%
Net interest margin			3.96%			4.11%			4.53%
Average interest earning assets to average interest bearing liabilities			139.94%			137.61%			136.61%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$8,515	$(8,055)	$460	$23,352	$(12,102)	$11,250
Taxable securities	781	856	1,637	2,883	(633)	2,250
Nontaxable securities	379	295	674	1,218	92	1,310
Other interest earning assets	(224)	226	2	(238)	61	(177)
Interest income	$9,451	$(6,678)	$2,773	$27,215	$(12,582)	$14,633
Interest Bearing Liabilities:
Certificates of deposit	$(379)	$(71)	$(450)	$(158)	$(447)	$(605)
Savings accounts	124	187	311	135	58	193
Interest bearing demand and money market accounts	142	(222)	(80)	568	(77)	491
Total interest bearing deposits	(113)	(106)	(219)	545	(466)	79
Junior subordinated debentures	13	40	53	280	89	369
FHLB advances and other borrowings	64	4	68	6	—	6
Securities sold under agreement to repurchase	(6)	(10)	(16)	(11)	(4)	(15)
Interest expense	$(42)	$(72)	$(114)	$820	$(381)	$439
Net Interest Income	$9,493	$(6,606)	$2,887	$26,395	$(12,201)	$14,194

Results of Operations for the Years Ended December 31, 2016 and 2015
Earnings Summary
Net income was $38.9 million, or $1.30 per diluted common share, for the year ended December 31, 2016 compared to $37.5 million, or $1.25 per diluted common share, for the year ended December 31, 2015. The $1.4 million, or 3.8% increase in net income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily the result of a $2.9 million, or 2.2%, increase in net interest income, primarily as a result of the increase in interest earning assets, offset partially by a decrease in the net interest margin. The net interest margin decreased 15 basis points to 3.96% for the year ended December 31, 2016 compared to 4.11% for the same period in 2015.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio decreased to 64.9% for the year ended December 31, 2016 from 65.6% for the year ended December 31, 2015. The decrease in the efficiency ratio for the year ended December 31, 2016 compared to the year ended December 31, 2015 is attributable primarily to the above mentioned increase in net interest income.
Noninterest expense as a percentage of average assets (or overhead ratio) is a metric utilized by the Bank to monitor its performance exclusive of the impact of market conditions on net interest margin. The Company's noninterest expense ratio decreased to 2.84% for the year ended December 31, 2016 from 3.01% during the year ended December 31, 2015. The decrease reflects the Company's growth in average assets and its efforts to reduce discretionary operating costs.
Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest bearing deposits and other liabilities and stockholders' equity; the volume of noninterest earning assets; market interest rate fluctuations; and asset quality. Net interest income increased $2.9 million, or 2.2%, to $132.5 million for the year ended December 31, 2016 compared to $129.6 million for the year ended December 31, 2015. The increase in net interest income was primarily due to an increase in average interest earning assets, partially offset by a decrease in the yield on average interest earning assets during the year ended December 31, 2016.
Interest Income
Total interest income increased $2.8 million, or 2.0%, to $138.5 million for the year ended December 31, 2016 compared to $135.7 million for the year ended December 31, 2015. The balance of average interest earning assets increased $196.0 million, or 6.2%, to $3.35 billion for the year ended December 31, 2016 from $3.15 billion for the year ended December 31, 2015. The yield on total interest earning assets decreased 17 basis points to 4.14% for the year ended December 31, 2016 from 4.31% for the year ended December 31, 2015.
Total interest income increased primarily due to the $2.3 million, or 16.8%, increase in interest income on investment securities to $16.1 million during the year ended December 31, 2016 from $13.8 million for the year ended December 31, 2015 as a result of both an increase in average balances and an increase in investment yields for the for the year ended December 31, 2016 compared to the year ended December 31, 2015. The average balances of taxable and nontaxable securities increased $58.3 million, or 7.7%, to $811.6 million for the year ended December 31, 2016 from $753.2 million for the year ended December 31, 2015, primarily as a result of purchases of investment securities. The yields on taxable securities increased 15 basis points to 1.90% for the year ended December 31, 2016 from 1.75% for the same period in 2015 and the yields on nontaxable securities increased 15 basis points to 2.20% for the year ended December 31, 2016 from 2.05% for the same period in 2015. The Company is actively managing its investment securities portfolio to mitigate declining loan yields.
Interest income on loans increased $460,000, or 0.4%, to $122.1 million for the year ended December 31, 2016 from $121.7 million for the same period in 2015 due primarily to a $173.6 million, or 7.5%, increase in the average balance of loans receivable to $2.49 billion for the year ended December 31, 2016 compared to $2.32 billion for the year ended December 31, 2015 as a result of loan growth. The impact on interest income as a result of the increase in average loan balances was partially offset by a decrease in loan yields, which was the result of a decrease in the contractual loan note rates and a decrease in the effects of incremental accretion income. Loan yields decreased 34 basis points to 4.91% for the year ended December 31, 2016 compared to 5.25% for the year ended December 31, 2015.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.62%	4.81%
Impact on loan yield from incremental accretion on purchased loans (1)	0.29	0.44
Loan yield	4.91%	5.25%

Incremental accretion on purchased loans (1)	$7,155	$10,293

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

The incremental accretion income was $7.2 million and $10.3 million for the years ended December 31, 2016 and 2015, respectively. The effect on loan yields from incremental accretion income decreased 15 basis points to 0.29% for the year ended December 31, 2016 from 0.44% for the year ended December 31, 2015 primarily a result of a decrease in the prepayments of purchased loans, consisting primarily of loans from the Washington Banking Merger, during the year ended December 31, 2016 compared to the same period in 2015, and a continued decline in the purchased loan balances.

The decrease in loan yields is also the result of an increase in LIBOR-based lending during the year ended December 31, 2016. The Bank began entering into non-hedge interest rate swap contracts to accommodate the business needs of its lending customers during the third quarter of 2015. Under these derivative contract arrangements with the borrower and a third party, the Bank effectively earns a variable rate of interest while the customer pays a fixed rate of interest. These derivatives were all written using 1-month LIBOR as the variable indexed rate. At December 31, 2016, the Bank had 28 separate interest rate swap contracts with borrowers with a notional value of $102.7 million compared to four interest rate swap contracts with borrowers with notional value of $20.7 million at December 31, 2015. The $82.0 million, or 396.1%, increase in these LIBOR-based loans during 2016 resulted in a lower loan yield during the year ended December 31, 2016 as compared to the year ended December 31, 2015 as these variable rate loans earn less interest income than comparable fixed rate loans at the time of origination. These LIBOR-based loans, however, will improve overall loan performance in a rising rate environment.
Interest Expense
Total interest expense decreased by $114,000, or 1.9%, to $6.0 million for the year ended December 31, 2016 from $6.1 million for the year ended December 31, 2015. The average cost of interest bearing liabilities decreased two basis points to 0.25% for the year ended December 31, 2016 from 0.27% for the year ended December 31, 2015. Total average interest bearing liabilities increased by $102.0 million, or 4.5%, to $2.39 billion for the year ended December 31, 2016 from $2.29 billion for the year ended December 31, 2015.
Total interest expense on interest bearing deposits decreased $219,000, or 4.2%, to $5.0 million during the year ended December 31, 2016 from $5.2 million the same period in 2015. The average total cost of interest bearing deposits decreased two basis points to 0.21% for the year ended December 31, 2016 from 0.23% for the same period in 2015.
The decrease in interest expense was primarily due to a $76.0 million, or 16.4%, decrease in the average balance of certificates of deposit to $388.3 million during the year ended December 31, 2016 from $464.3 million during the same period in 2015 and a one basis point decrease in the cost on certificates of deposit to 0.50% from 0.51% for the same respective periods. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $450,000, or 18.9%, to $1.9 million for the year ended December 31, 2016 from $2.4 million for the same period in 2015.
The decrease in interest expense on certificates of deposit was offset by a $311,000, or 69.9%, increase in the cost of savings accounts to $756,000 for the year ended December 31, 2016 from $445,000 for the same period in 2015. The increase in the cost of savings accounts during the year ended December 31, 2016 was due to the combination of a $79.8 million, or 19.7%, increase in the average balance of savings accounts to $485.5 million for the year ended December 31, 2016 from $405.6 million for the same period in 2015 and an increase of five basis points in the average cost of savings accounts to 0.16% for the year ended December 31, 2016 from 0.11% for the year ended December 31, 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the Washington Banking Merger, for the year ended December 31, 2016 was 4.50%, an increase of 21 basis points from 4.29% for the same period in 2015.
Net Interest Margin
Net interest margin for the year ended December 31, 2016 decreased 15 basis points to 3.96% from 4.11% for the same period in 2015. The net interest spread for the year ended December 31, 2016 decreased 15 basis points to 3.89% from 4.04% for the same period in 2015. The decrease is primarily due to the above mentioned decrease in yields on total interest earning assets for the year ended December 31, 2016.
The following table presents the net interest margins and effects of the incremental accretion on purchased loans for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
Net interest margin, excluding incremental accretion on purchased loans (1)	3.75%	3.78%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.21	0.33
Net interest margin	3.96%	4.11%

(1)
As of the dates of the completion of each of the merger and acquisition transactions, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is accreted into income over the estimated remaining life of the loan or pool of loans, based upon results of the quarterly cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.
Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the years ended December 31, 2016 and 2015 was calculated in accordance with the Bank's methodology. For additional information, see “Item 1. Business—Analysis of Allowance for Loan Losses.”
The provision for loan losses is dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses increased $559,000, or 12.8%, to $4.9 million for the year ended December 31, 2016 from $4.4 million for the year ended December 31, 2015. The increase in provision expense was due primarily the result of a $1.2 million increase in net charge-offs during 2016 in addition to changes in the volume and mix of loans, offset by the decrease in certain historical loss factors. The Bank had net charge-offs on loans of $3.6 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015. The ratio of net charge-offs to average total loans outstanding was 0.14% for the year ended December 31, 2016 and 0.10% for the year ended December 31, 2015. Total gross loans receivable at December 31, 2016 and 2015 were $2.64 billion and $2.40 billion, respectively. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the year ended December 31, 2016 was appropriate as it was calculated in accordance with the Bank's methodology for determining allowance for loan losses.
Noninterest Income
Total noninterest income decreased $649,000, or 2.0%, to $31.6 million for the year ended December 31, 2016 compared to $32.3 million for the year ended December 31, 2015. The components of noninterest income and the changes from prior year are as follows:

	Year Ended December 31,
	2016	2015	Change 2016 vs. 2015	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$14,354	$14,179	$175	1.2%
Gain on sale of investment securities, net	1,315	1,516	(201)	(13.3)
Gain on sale of loans, net	6,994	4,683	2,311	49.3
Gain on termination of FDIC shared-loss agreements	—	1,747	(1,747)	(100.0)
Gain on sale of Merchant Visa portfolio	—	2,198	(2,198)	(100.0)
Interest rate swap fees	1,854	452	1,402	310.2
Other income	7,102	7,493	(391)	(5.2)
Total noninterest income	$31,619	$32,268	$(649)	(2.0)%
Gain on the sale of loans, net increased $2.3 million, or 49.3%, to $7.0 million for the year ended December 31, 2016 compared to the same period in 2015. The following table details the components of the gain on sale of loans:

	Year Ended December 31,
	2016	2015	Change 2016 vs. 2015	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$3,723	$3,150	$573	18.2%
Gain on sale of guaranteed portion of SBA loans, net	1,016	1,533	(517)	(33.7)
Gain on sale of other loans, net	2,255	—	2,255	100.0
Gain on sale of loans, net	$6,994	$4,683	$2,311	49.3%
The increase in the net gain on the sale of mortgage loans was primarily due to an increase in the volume of loans sold to $141.1 million for the year ended December 31, 2016 from $130.8 million for the same period in 2015. The decrease of net gain on the sale of the government guaranteed portion of certain SBA loans is a result of a decrease in SBA guarantee sales activities due to competitive pressures. The net gain on sale of other loans was a result of the sale of two previously classified purchased credit impaired loans.
The Bank recorded a $1.7 million gain on termination of FDIC shared-loss agreements for the year ended December 31, 2015 as the Bank entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions during the year ended December 31, 2015. No similar gain was recorded by the Bank during the year ended December 31, 2016. For additional information see Note (6) FDIC Indemnification Asset of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
The Bank sold its Merchant Visa portfolio in January 2015, resulting in a gain on sale of Merchant VISA portfolio of $2.2 million for the year ended December 31, 2015. The effects of this sale resulted in lower Merchant Visa income and a decrease in total noninterest income.
Interest rate swap fees increased $1.4 million, or 310.2%, to $1.9 million for the year ended December 31, 2016 compared to $452,000 the same period in 2015, due primarily to an increase in the number of interest rate swap contracts executed during 2016. The Bank began executing these types of contracts during the third quarter of 2015. At December 31, 2016, the Bank had 28 contracts with borrowers with a notional value of $102.7 million compared to four contracts with borrowers with a notional value of $20.8 million at December 31, 2015.
Other income decreased $391,000, or 5.2%, to $7.1 million for year ended December 31, 2016 from $7.5 million for year ended December 31, 2015 due primarily to a decrease in cash payments received on purchased loans charged-off prior to commencement of the acquisition or merger dates of $1.1 million. The decrease in other income was offset partially an FDIC indemnification was not recorded during the year ended December 31, 2016 because of the above-mentioned termination of the FDIC shared-loss agreements as compared to a reduction of income of $497,000 recorded during the year ended December 31, 2015. The Bank also experienced an increase in fee income from annuities of $210,000 for the year ended December 31, 2016 compared to the same period in 2015.
Noninterest Expense
Noninterest expense increased $265,000, or 0.2%, to $106.5 million for the year ended December 31, 2016 compared to $106.2 million for the year ended December 31, 2015.
The following table presents the key components of noninterest expense and the changes from prior year:

	Year Ended December 31,
	2016	2015	Change 2016 vs. 2015	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$61,405	$58,134	$3,271	5.6%
Occupancy and equipment	15,763	15,846	(83)	(0.5)
Data processing	7,312	7,700	(388)	(5.0)
Marketing	2,835	3,066	(231)	(7.5)
Professional services	3,606	3,536	70	2.0
State and local taxes	2,616	2,378	238	10.0
Federal deposit insurance premium	1,620	2,046	(426)	(20.8)
Other real estate owned, net	334	1,007	(673)	(66.8)
Amortization of intangible assets	1,415	2,100	(685)	(32.6)
Other expense	9,567	10,395	(828)	(8.0)
Total noninterest expense	$106,473	$106,208	$265	0.2%
Compensation and employee benefits increased $3.3 million, or 5.6%, to $61.4 million during the year ended December 31, 2016 compared to $58.1 million during the year ended December 31, 2015. The increase was primarily due to the results of increased staffing in the metro markets, including Seattle and Bellevue, Washington and standard salary increases.
Data processing decreased $388,000, or 5.0% to $7.3 million during the year ended December 31, 2016 from $7.7 million during the year ended December 31, 2015. The decrease was primarily a result of a $429,000 cancellation fee incurred during the year ended December 31, 2015 as a result of the early termination of a data processing contract.

Federal deposit insurance premium decreased $426,000, or 20.8% to $1.6 million during the year ended December 31, 2016 from $2.0 million during the year ended December 31, 2015. The decrease was primarily a result of the FDIC's new assessment rate schedule that became effective beginning in the third quarter of 2016 due to the levels achieved in the Deposit Insurance Fund reserve. Effective July 1, 2016, the range of initial base assessment rates for all insured institutions was reduced based on current reserve levels.
Other real estate owned, net decreased $673,000, or 66.8%, to $334,000 during the year ended December 31, 2016 compared to $1.0 million during the year ended December 31, 2015. The Bank had $754,000 other real estate owned at December 31, 2016 compared to $2.0 million at December 31, 2015. The decrease in other real estate owned, net was due to net gains on the sale of other real estate owned of $173,000 during the year ended December 31, 2016 compared to net losses on sale of other real estate owned of $97,000 during the year ended December 31, 2015 and a $146,000, or 27.6%, decrease in the valuation adjustment to $383,000 in fiscal year 2016 from $529,000 in fiscal year 2015.
Amortization of intangible assets decreased $685,000, or 32.6%, during the year ended December 31, 2016 as the useful life of core deposit intangibles for certain acquisitions was reached, resulting in either a decrease in amortization for fiscal year 2016 or no further amortization expense recorded during the year ended December 31, 2016.
Other expense decreased $828,000, or 8.0%, to $9.6 million for the year ended December 31, 2016 from $10.4 million for the same period in 2015. The decrease was primarily the result of a decrease in courier services as the Company discontinued its regular scheduled service during 2015. The Company also experienced decreases in other employee-related expenses such as travel expenses, office supplies, and other business expenses as a result of a concerted effort of the Company to reduce other discretionary expenses.
The ratio of noninterest expense to average assets was 2.84% for the year ended December 31, 2016, compared to 3.01% for the year ended December 31, 2015. The decrease was primarily a result of an increase in assets due to the Bank's organic growth in addition to a relatively constant noninterest expense year-over-year due to the above mentioned efforts by the Company to reduce noninterest expenses.
Income Tax Expense
Income tax expense remained constant at $13.8 million for both the years ended December 31, 2016 and 2015. The Company’s effective tax rate was 26.2% for the year ended December 31, 2016 compared to 26.9% for the same period in 2015. The decrease in the Company's effective tax rate during the year ended December 31, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities as compared to the increase in pre-tax net income and an increase in bank-owned life insurance ("BOLI") income, offset partially by the effects of the resolution of certain Washington Banking tax liabilities during the year ended December 31, 2015. For additional information, see Note (21) Income Taxes of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Results of Operations for the Years Ended December 31, 2015 and 2014
Earnings Summary
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
Net Interest Income
Net interest income increased $14.2 million, or 12.3%, to $129.6 million for the year ended December 31, 2015 compared to $115.4 million for the previous year. The increase in net interest income was due primarily to a full fiscal year of operations attributable to the Washington Banking Merger, and the results of the positive effects of the discount accretion on the acquired loan portfolios for the year ended December 31, 2015. The increase in net interest income was also due to an increase in average interest earning assets, again substantially attributable to the Washington Banking Merger. The increase in net interest income was partially offset by the decrease in the net interest margins due primarily to lower contractual loan note rates in the current lending environment. Net interest income as a percentage of average interest earning assets (net interest margin) for the year ended December 31, 2015 decreased 42 basis points to 4.11% from 4.53% for the previous year. Our net interest spread for the year ended December 31, 2015 decreased 41 basis points to 4.04% from 4.45% for the prior year.
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
The effect of discount accretion on net interest margin for the year ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended December 31,
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
Provision for Loan Losses
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
As shown in the table below, the general allowance as a percentage of gross loans, excluding PCI and impaired loans, was 0.76% and 0.71% at December 31, 2015 and 2014, respectively. The increase in the percentage during the noted periods was due primarily to an increase in the volume of loans, a change in the historical loss factors and change in the mix of loans. The general allowance also increased during the year ended December 31, 2015 as a result of the mergers and acquisitions, since the acquired Non-PCI loans were recorded at a net discount at the merger date and, accordingly, no allowance for loan losses was initially recorded for the acquired loans. As the remaining discounts are accreted into income, the Company may determine a provision for loan losses is necessary which may increase the allowance for loan losses. The remaining discount for these acquired Non-PCI loans was $9.4 million and $14.2 million at December 31, 2015 and 2014, respectively.
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
The allowance for loan losses increased by $2.0 million, or 7.3%, to $29.7 million at December 31, 2015 from $27.7 million at December 31, 2014. As of December 31, 2015, the Bank identified $9.7 million of nonperforming loans and $20.7 million of performing TDR loans for a total of $30.4 million of impaired loans. Of these impaired loans, $6.0 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $24.3 million had related allowances for loan losses totaling $3.3 million. Based on the comprehensive methodology, management deemed the allowance for loan losses of $29.7 million at December 31, 2015 (1.24% of loans receivable, net and 307.67% of nonperforming loans) appropriate to provide for probable incurred losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Noninterest Income
Total noninterest income increased $15.8 million, or 96.0%, to $32.3 million for the year ended December 31, 2015 compared to $16.5 million for the prior year. The components of noninterest income and the changes from prior year are as follows:

	Year Ended December 31,
	2015	2014	Change 2015 vs. 2014	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$14,179	$11,143	$3,036	27.2%
Merchant Visa income, net	513	1,076	(563)	(52.3)
Change in FDIC indemnification asset	(497)	(2,543)	2,046	(80.5)
Gain on sale of investment securities, net	1,516	287	1,229	428.2
Gain on sale of loans, net	4,683	1,518	3,165	208.5
Gain on termination of FDIC shared-loss agreements	1,747	—	1,747	100.0
Gain on sale of Merchant Visa portfolio	2,198	—	2,198	100.0
Interest rate swap fees	452	—	452	100.0
Other income	7,477	4,986	2,491	50.0
Total noninterest income	$32,268	$16,467	$15,801	96.0%
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
The change in FDIC indemnification asset includes amortization of the FDIC indemnification asset and increases/decreases to the FDIC indemnification asset as a result of changes in projected remaining cash flows of the related loans. The balance of the indemnification asset at December 31, 2014 was $1.1 million. During the year ended December 31, 2015, the Company's three FDIC shared-loss agreements were all in the fifth year after which the majority of the covered loans would no longer have shared-loss coverage. The forthcoming change in the coverage resulted in accelerated amortization and change in the FDIC indemnification asset during the year ended December 31, 2014. On August 5, 2015, the Company and the FDIC entered into a termination agreement which effectively eliminated the shared-loss agreements. The Company recorded a $1.7 million pre-tax gain on the termination of the shared-loss agreements. For additional information see Note (6) FDIC Indemnification Asset of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data." There was no FDIC indemnification asset at December 31, 2015.
Gain on sale of investment securities, net, increased $1.2 million, or 428.2%, to $1.5 million for the year ended December 31, 2015 from $287,000 for the year ended December 31, 2014 as a result of the Company's efforts of managing more effectively its investment portfolio. While the Company's proceeds of sales of investment securities available for sale decreased to $116.3 million during the year ended December 31, 2015 as compared to $157.0 million during the year ended December 31, 2014, the strategic sales of certain investments resulted in an increase of net gains on sale of investment securities during the year ended December 31, 2015. The increase in gain on sales of investment securities, net was partially offset by the sale of the Company's entire portfolio of private residential collateralized mortgage obligations during the year ended December 31, 2015 with a carrying value of $1.1 million, all of which were formerly classified as held-to-maturity. Since these securities were acquired, they had been downgraded below the Company's acceptable investment grades. The Company recorded a realized loss of $125,000 on this sale.
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

Other income increased $2.9 million, or 59.0%, to $7.9 million for the year ended December 31, 2015 from $5.0 million for the year ended December 31, 2014, partially as a result of earnings on the BOLI which increased to $1.4 million for the year ended December 31, 2015 compared to $455,000 for the prior year. The BOLI income increase was the result of a full fiscal year of the BOLI acquired in the Washington Banking Merger as well as the purchase of $25.0 million of additional BOLI during the year ended December 31, 2015. The Company also recorded an additional $214,000 of recoveries on legacy Washington Banking loans which were fully charged-off prior to the merger date during the year ended December 31, 2015 as compared to 2014.
Noninterest Expense
Noninterest expense increased $6.8 million, or 6.9%, to $106.2 million for the year ended December 31, 2015 compared to $99.4 million for the year ended December 31, 2014.
The following table presents the key components of noninterest expense and the changes from prior year:

	Year Ended December 31,
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
As part of the Company's strategic initiatives, certain measures were taken to transform the Company's branching system subsequent to December 31, 2015. Three branches operating at December 31, 2015 were closed subsequent to year-end and consolidated into existing Heritage Bank branches. The Company additionally consolidated two branches in the Metro markets into business banking centers on upper floor commercial office space, creating strong partnerships between retail, commercial and cash management teams. These branch transformations were completed during the year ended December 31, 2016. The branch transformations are anticipated to reduce the occupancy and equipment expense in future periods.
This increase in noninterest expense during year ended December 31, 2015 was offset by the specific costs of $9.6 million recognized during the year ended December 31, 2014 identified as Company Initiatives. These initiative costs include the Washington Banking Merger totaling $9.1 million, the Valley Acquisition totaling $443,000, a core system conversion totaling $40,000, and the consolidation of existing branches totaling $11,000. These merger and acquisitions are discussed in Notes (1) Description of Business, Basis of Presentation, Significant Accounting Policies

and Recently Issued Accounting Pronouncements and (2) Business Combinations of the Notes to Consolidated Financial Statements included in "Item. 8 Financial Statements and Supplementary Data" of this Form 10-K. These costs include identifiable costs paid to third party providers as well as any retention bonuses or severance payments made in conjunction with these initiatives. The amounts do not include costs of additional staffing required to be maintained or utilized during a period of time in order to complete the initiatives.
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
Income Tax Expense
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
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2016, cash and cash equivalents totaled $103.7 million, or 2.7% of total assets. Investment securities available for sale totaled $794.6 million at December 31, 2016, of which $248.1 million were pledged to secure public deposits, borrowing arrangements or repurchase agreements. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits, borrowing arrangements or repurchase agreements totaled $546.5 million, or 14.1% of total assets at December 31, 2016. The fair value of investment securities available for sale with maturities of one year or less amounted to $6.7 million, or 0.17% of total assets. At December 31, 2016, the Bank maintained credit facilities with the FHLB of Des Moines for $549.0 million, of which there were $79.6 million of borrowings outstanding as of December 31, 2016, and credit facilities with the Federal Reserve Bank of San Francisco for $45.9 million, of which there were no borrowings outstanding as of December 31, 2016. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, TIB and Pacific Coast Bankers’ Bank to purchase federal funds totaling $90.0 million as of December 31, 2016. As of December 31, 2016, there were no overnight federal funds purchased.

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

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2016:

	December 31, 2016
	One Year or Less	One to Three Years	Over Three to Five Years	Over Five Years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$235,173	$95,170	$27,008	$50	$2,872,247	$3,229,648
Junior subordinated debentures	—	—	—	25,000	—	25,000
Operating leases	3,409	5,548	3,555	2,143	—	14,655
Total contractual obligations	$238,582	$100,718	$30,563	$27,193	$2,872,247	$3,269,303

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

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
A number of measures are used to monitor and manage interest rate risk, including income simulations, interest sensitivity (gap) analysis and economic value of equity sensitivity. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, and pricing on investment securities, loans, deposits and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2016, this simulation model uses a “no growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2016, we would expect decreases in net interest income of $909,000 and $5.2 million in year one and year two, respectively, if interest rates increased from current rates by 100 basis points. We would expect an increase in net interest income of $2.0 million and $10.3 million in year one and year two, respectively, if interest rates increased from current rates by 200 basis points.
Our asset and liability management strategies have resulted in a negative less than 3 month “gap” of 41.7% as of December 31, 2016. This “gap” measures the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months or less) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the less than three month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2016. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2016
	Estimated Maturity or Repricing Within
	Three Months or Less	Over Three Months to 12 Months	Over One to Five Years	Over Five to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans Receivable (1)	$618,225	$161,876	$1,242,743	$554,654	$60,899	$2,638,397
Investment securities (2)	86,967	25,761	170,344	323,882	187,691	794,645
FHLB stock	7,564	—	—	—	—	7,564
Interest earning deposits	26,628	—	—	—	—	26,628
Total interest earning assets	$739,384	$187,637	$1,413,087	$878,536	$248,590	$3,467,234

Percentage of interest earning assets	21.3%	5.4%	40.8%	25.3%	7.2%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits(3)	$2,064,837	$160,692	$121,979	$49	$—	$2,347,557
Federal Home Loan Bank advances	79,600	—	—	—	—	79,600
Junior subordinated debentures	19,717	—	—	—	—	19,717
Securities sold under agreement to repurchase	22,104	—	—	—	—	22,104
Total interest bearing liabilities	$2,186,258	$160,692	$121,979	$49	$—	$2,468,978

Interest bearing liabilities, as a percentage of total interest earning assets	63.1%	4.6%	3.5%	—%	—%	71.2%

Interest rate sensitivity gap	$(1,446,874)	$26,945	$1,291,108	$878,487	$248,590	$998,256
Interest rate sensitivity gap, as a percentage of total interest earning assets	(41.7)%	0.8%	37.2%	25.3%	7.2%	28.8%
Cumulative interest rate sensitivity gap	$(1,446,874)	$(1,419,929)	$(128,821)	$749,666	$998,256
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(41.7)%	(41.0)%	(3.7)%	21.6%	28.8%

(1)	Excludes deferred loan costs (fees), net and allowance for loan losses.

(2)	Interest earning investment securities with no stated maturity date are included in less than three months as prices may adjust immediately.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2016. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the estimated repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31, 2016
	Three Months or Less	Over Three Months to 12 Months	Over One Year to Five Years	Over Five Years to 15 Years	Over 15 Years	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$85	$6,580	$112,878	$336,049	$229,244	$684,836
Weighted average interest rate	7.7%	2.7%	2.8%	2.8%	2.5%	2.7%
Adjustable rate	$—	$—	$11,363	$34,000	$64,323	$109,686
Weighted average interest rate	—%	—%	1.3%	2.0%	2.0%	1.9%
Total	$85	$6,580	$124,241	$370,049	$293,567	$794,522	$794,522
Loans(2)
Amounts maturing:
Fixed rate	$57,076	$58,376	$362,273	$450,672	$60,653	$989,050
Weighted average interest rate	4.4%	4.8%	4.5%	3.9%	4.6%	4.3%
Adjustable rate	$104,584	$156,452	$188,430	$1,063,475	$136,406	$1,649,347
Weighted average interest rate	5.1%	4.8%	4.7%	4.2%	4.2%	4.4%
Total	$161,660	$214,828	$550,703	$1,514,147	$197,059	$2,638,397	$2,675,811
Certificates of Deposit
Amounts maturing:
Fixed rate	$70,969	$164,204	$122,178	$50	$—	$357,401	$357,536
Weighted average interest rate	0.3%	0.4%	0.8%	1.0%	—%	0.5%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$19,717	$19,717	$15,000
Weighted average interest rate (3)	—%	—%	—%	—%	4.5%	4.5%

(1)	Balances represent carrying value, and excludes investment securities with no stated maturity.

(2)	Excludes deferred loan costs (fees), net and allowance for loan losses.

(3)
The contractual interest rate of the junior subordinated debentures was 2.56% at December 31, 2016. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

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
Olympia, Washington
We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP
Sacramento, California
March 9, 2017

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2016 and December 31, 2015
(Dollars in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Cash on hand and in banks	$77,117	$63,816
Interest earning deposits	26,628	62,824
Cash and cash equivalents	103,745	126,640
Other interest earning deposits	—	6,719
Investment securities available for sale, at fair value	794,645	811,869
Loans held for sale	11,662	7,682
Loans receivable, net	2,640,749	2,402,042
Allowance for loan losses	(31,083)	(29,746)
Total loans receivable, net	2,609,666	2,372,296
Other real estate owned	754	2,019
Premises and equipment, net	63,911	61,891
Federal Home Loan Bank stock, at cost	7,564	4,148
Bank owned life insurance	70,355	60,876
Accrued interest receivable	10,925	10,469
Prepaid expenses and other assets	79,351	58,365
Other intangible assets, net	7,374	8,789
Goodwill	119,029	119,029
Total assets	$3,878,981	$3,650,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,229,648	$3,108,287
Federal Home Loan Bank advances	79,600	—
Junior subordinated debentures	19,717	19,424
Securities sold under agreement to repurchase	22,104	23,214
Accrued expenses and other liabilities	46,149	29,897
Total liabilities	3,397,218	3,180,822
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,954,931 and 29,975,439 shares issued and outstanding at December 31, 2016 and 2015, respectively	359,060	359,451
Retained earnings	125,309	107,960
Accumulated other comprehensive (loss) income, net	(2,606)	2,559
Total stockholders’ equity	481,763	469,970
Total liabilities and stockholders’ equity	$3,878,981	$3,650,792
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	$122,147	$121,687	$110,437
Taxable interest on investment securities	11,215	9,578	7,328
Nontaxable interest on investment securities	4,870	4,196	2,886
Interest and dividends on other interest earning assets	280	278	455
Total interest income	138,512	135,739	121,106
INTEREST EXPENSE:
Deposits	5,010	5,229	5,150
Junior subordinated debentures	880	827	458
Other borrowings	116	64	73
Total interest expense	6,006	6,120	5,681
Net interest income	132,506	129,619	115,425
Provision for loan losses	4,931	4,372	4,594
Net interest income after provision for loan losses	127,575	125,247	110,831
NONINTEREST INCOME:
Service charges and other fees	14,354	14,179	11,143
Gain on sale of investment securities, net	1,315	1,516	287
Gain on sale of loans, net	6,994	4,683	1,518
Gain on termination of FDIC shared-loss agreements	—	1,747	—
Gain on sale of Merchant Visa portfolio	—	2,198	—
Interest rate swap fees	1,854	452	—
Other income	7,102	7,493	3,519
Total noninterest income	31,619	32,268	16,467
NONINTEREST EXPENSE:
Compensation and employee benefits	61,405	58,134	52,634
Occupancy and equipment	15,763	15,846	13,406
Data processing	7,312	7,700	9,243
Marketing	2,835	3,066	2,502
Professional services	3,606	3,536	6,185
State and local taxes	2,616	2,378	1,976
Impairment loss on investment securities, net	—	—	45
Federal deposit insurance premium	1,620	2,046	1,718
Other real estate owned, net	334	1,007	638
Amortization of intangible assets	1,415	2,100	1,920
Other expense	9,567	10,395	9,112
Total noninterest expense	106,473	106,208	99,379
Income before income taxes	52,721	51,307	27,919
Income tax expense	13,803	13,818	6,905
Net income	$38,918	$37,489	$21,014
Basic earnings per common share	$1.30	$1.25	$0.82
Diluted earnings per common share	$1.30	$1.25	$0.82
Dividends declared per common share	$0.72	$0.53	$0.50
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$38,918	$37,489	$21,014
Change in fair value of investment securities available for sale, net of tax of $(2,316), $(306) and $2,531, respectively	(4,311)	(559)	4,676
Reclassification adjustment of net gain from sale of investment securities available for sale included in income, net of tax of $(461), $(574) and $(101), respectively	(854)	(1,067)	(186)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0, $4 and $28, respectively	—	108	50
Reclassification of remaining unaccreted other-than-temporary impairment upon sale of investment securities held to maturity included in income, net of tax of $0, $44 and $0, respectively	—	81	—
Transfer of investment securities from held to maturity to available for sale, net of tax of $0, $334 and $0, respectively	—	618	—
Other comprehensive (loss) income	(5,165)	(819)	4,540
Comprehensive income	$33,753	$36,670	$25,554
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stock- holders’ equity
Balance at December 31, 2013	16,211	$138,659	$78,265	$(1,162)	$215,762
Restricted and unrestricted stock awards issued, net of forfeitures	121	—	—	—	—
Stock option compensation expense	—	20	—	—	20
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	84	921	—	—	921
Restricted stock compensation expense	—	1,395	—	—	1,395
Net excess tax benefits/deficiencies from vesting of restricted stock	—	112	—	—	112
Common stock repurchased	(156)	(2,601)	—	—	(2,601)
Net income	—	—	21,014	—	21,014
Other comprehensive income, net of tax	—	—	—	4,540	4,540
Common stock issued in business combination (1)	14,000	226,235	—	—	226,235
Cash dividends declared on common stock ($0.50 per share)	—	—	(12,892)	—	(12,892)
Balance at December 31, 2014	30,260	364,741	86,387	3,378	454,506
Restricted and unrestricted stock awards issued, net of forfeitures	118	—	—	—	—
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	61	765	—	—	765
Restricted stock compensation expense	—	1,555	—	—	1,555
Net excess tax benefits/deficiencies from vesting of restricted stock	—	126	—	—	126
Common stock repurchased	(464)	(7,736)	—	—	(7,736)
Net income	—	—	37,489	—	37,489
Other comprehensive loss, net of tax	—	—	—	(819)	(819)
Cash dividends declared on common stock ($0.53 per share)	—	—	(15,916)	—	(15,916)
Balance at December 31, 2015	29,975	359,451	107,960	2,559	469,970
Restricted and unrestricted stock awards issued, net of forfeitures	110	—	—	—	—
Exercise of stock options (including net excess tax benefits/deficiencies from nonqualified options)	38	560	—	—	560
Restricted stock compensation expense	—	1,840	—	—	1,840
Net excess tax benefits/deficiencies from vesting of restricted stock	—	103	—	—	103
Common stock repurchased	(168)	(2,894)	—	—	(2,894)
Net income	—	—	38,918	—	38,918
Other comprehensive loss, net of tax	—	—	—	(5,165)	(5,165)
Cash dividends declared on common stock ($0.72 per share)	—	—	(21,569)	—	(21,569)
Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
(1)     The amount of common stock issued in connection with the Washington Banking Merger is net of $489,000 of issuance costs.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$38,918	$37,489	$21,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,709	13,967	12,882
Changes in net deferred loan costs, net of amortization	(1,422)	(1,866)	(1,733)
Provision for loan losses	4,931	4,372	4,594
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, accrued expenses and other liabilities	2,147	(78)	13,236
Restricted stock compensation expense	1,840	1,555	1,395
Stock option compensation expense	—	—	20
Net excess tax benefit from exercise of stock options and vesting of restricted stock	(123)	(140)	(118)
Amortization of intangible assets	1,415	2,100	1,920
Gain on sale of investment securities, net	(1,315)	(1,516)	(287)
Impairment loss on investment of securities, net	—	—	45
Origination of loans held for sale	(145,107)	(132,932)	(57,656)
Gain on sale of loans, net	(6,994)	(4,683)	(1,518)
Proceeds from sale of loans	148,121	135,515	57,515
Earnings on bank-owned life insurance	(1,460)	(1,354)	(455)
Valuation adjustment on other real estate owned	383	529	—
(Gain) loss on sale of other real estate owned, net	(173)	97	(23)
Gain on termination of FDIC shared-loss agreements	—	(1,747)	—
Loss on sale or write-off of furniture, equipment and leasehold improvements	110	89	505
Net cash provided by operating activities	53,980	51,397	51,336
Cash flows from investing activities:
Loans originated, net of principal payments	(242,310)	(154,111)	(21,651)
Maturities of other interest earning deposits	6,709	3,346	5,475
Maturities, calls and payments of investment securities available for sale	129,408	124,592	66,876
Maturities, calls and payments of investment securities held to maturity	—	5,221	3,284
Purchase of investment securities available for sale	(267,657)	(290,499)	(344,146)
Purchase of investment securities held to maturity	—	—	(3,294)
Purchase of premises and equipment	(6,722)	(1,821)	(3,940)
Purchase of other real estate owned	—	(188)	—
Proceeds from sales of other real estate owned	2,486	3,555	9,914
Proceeds from sales of investment securities available for sale	140,373	116,332	156,994
Proceeds from sales of investment securities held to maturity	—	972	—
Proceeds from redemption of FHLB stock	23,732	8,040	617
Purchases of FHLB stock	(27,148)	—	—
Proceeds from sale of premises and equipment	659	815	1,170
Purchase of bank owned life insurance	(8,000)	(25,019)	—
Investment in new market tax credit partnership	—	—	(25,000)
Investment in low-income housing tax credit partnership	(4,456)	(746)	—
Net cash used for termination of FDIC shared-loss agreements	—	(7,110)	—

	Year Ended December 31,
	2016	2015	2014
Net cash received from acquisitions	—	—	32,052
Net cash used in investing activities	(252,926)	(216,621)	(121,649)
Cash flows from financing activities:
Net increase in deposits	121,361	201,956	73,248
FHLB advances	660,900	—	—
Repayments of FHLB advances	(581,300)	—	—
Common stock cash dividends paid	(21,569)	(15,916)	(12,892)
Net (decrease) increase in securities sold under agreement to repurchase	(1,110)	(8,967)	2,761
Proceeds from exercise of stock options	540	751	915
Net excess tax benefit (deficiencies) from exercise of stock options and vesting of restricted stock	123	140	118
Repurchase of common stock	(2,894)	(7,736)	(2,601)
Net cash provided by financing activities	176,051	170,228	61,549
Net increase (decrease) in cash and cash equivalents	(22,895)	5,004	(8,764)
Cash and cash equivalents at beginning of year	126,640	121,636	130,400
Cash and cash equivalents at end of year	$103,745	$126,640	$121,636

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,998	$6,324	$5,422
Cash paid for income taxes	11,500	15,286	9,786

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$1,431	$2,657	$1,566
Investment in low income housing tax credit partnership and related funding commitment	19,663	—	3,817
Purchases (settlement) of investment securities available for sale not settled at year end	—	(1,288)	1,288
Common stock issued for business combinations	—	—	226,235
Stock issuance costs in connection with business combination	—	—	489
Transfer from investment securities held to maturity to available for sale	—	29,370	—
Receivable due from bank owned life insurance contract	—	445	—
Assets acquired (liabilities assumed) in merger:
Investment securities available for sale	—	—	458,312
Loans held for sale	—	—	3,923
Loans receivable	—	—	895,978
Loans receivable, covered at merger date	—	—	107,050
Other real estate owned	—	—	7,121
Premises and equipment	—	—	31,776
Federal Home Loan Bank stock	—	—	7,064
FDIC indemnification asset	—	—	7,174
Accrued interest receivable	—	—	4,943
Bank owned life insurance	—	—	32,519
Prepaid expenses and other assets	—	—	14,852
Other intangible assets	—	—	11,194
Deposits	—	—	(1,433,894)
Junior subordinated debentures	—	—	(18,937)
Accrued expenses and other liabilities	—	—	(24,067)
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
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust ("Trust"). Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note (11) Junior Subordinated Debentures.
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
For financial reporting purposes, the Company's investment in the Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Consolidated Statements of Financial Condition.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified $56.6 million of loans receivable previously classified as owner-occupied commercial real estate at December 31, 2015 to non-owner occupied commercial real estate for all comparative tables in Note (4) Loans Receivable. The related allowance for loan losses and provision for loan losses for all historical periods in Note (5) Allowance for Loan Losses were also reclassified. None of these loans were considered impaired at December 31, 2015. The reclassification was due to a review of certain loan products, including hotels, assisted-living housing and self-storage units, for which the Bank determined the risk characteristics were more akin to non-owner occupied loans. The Company also reclassified $179.0 million fair value ($179.8 million amortized cost) of mortgage backed securities and collateralized mortgage obligations previously classified as residential to commercial based on a detailed review of the investment types. Reclassifications had no effect on the prior years' net income or stockholders’ equity.

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

The cash flows expected over the life of the PCI loan or pool are estimated quarterly using an external cash flow model that projects cash flows and calculates the carrying values of the loans or pools, book yields, effective interest income and impairment, if any, based on loan or pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the purchased loan portfolios will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the amount of any provision previously recognized for that loan or pool, if any, then prospectively recognized in interest income as a yield adjustment. Any disposals of a loan in a pool, including sale of a loan, payment in full or foreclosure results in the removal of the loan from the loan pool at the carrying amount.
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
Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as non-PCI loans, and are initially recorded at their fair value, which is estimated using an external cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid will be recognized immediately into income.
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
Delinquent Loans:
Delinquencies in the commercial business loan portfolio are handled by the assigned loan officer. Loan officers are responsible for collecting loans they originate or which are assigned to them. The Bank sends a borrower a delinquency notice 15 days after the due date when the borrower fails to make a required payment on a loan. If the delinquency is not brought current, additional delinquency notices are mailed at 30 and 45 days for commercial loans. Additional written and oral contacts are made with the borrower between 60 and 90 days after the due date.
If a real estate loan payment is past due for 45 days or more, the collection manager may perform a review of the condition of the property. Depending on the nature of the loan and the type of collateral securing the loan, the Bank may negotiate and accept a modified payment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when considered necessary, begin foreclosure proceedings. If foreclosed on, real property is generally sold at a public sale and the Bank may bid on the property to protect its interest. A decision as to whether and when to begin foreclosure proceedings is based on such factors as the amount of the outstanding loan relative to the value of the property securing the original indebtedness, the extent of the delinquency, and the borrower’s ability and willingness to cooperate in resolving the delinquency.
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
Impaired Loans:
The Bank routinely tests its problem loans for potential impairment. Problem loans that may be impaired are identified using the Bank's normal loan review procedures, which include post-approval reviews, quarterly reviews by credit administration of criticized loan reports, scheduled internal reviews, underwriting during extensions and renewals and the analysis of information routinely received on a borrower’s financial performance. A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient the loan’s observable market price or the fair value of the collateral (less cost to sell) if the loan is collateral dependent. Income recognition on impaired loans conforms to that used on nonaccrual loans.
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
The Company has implemented more stringent definitions of concessions and impairment measures for PCI loans which are not in pools as these loans have known credit deteriorations and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30. Modifications of PCI loans which are not in pools are considered TDRs if they result in a decrease in expected cash flows when compared to the pre-modification expected cash flows, without any other changes to the agreement to consider.
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
Allowance for Loan Losses
Allowance for Loan Losses:
The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses designated as non-PCI loans is similar to the methodology described below except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology. The allowance for loan losses on PCI loans is described in the “Allowance for Loan Losses on Purchased Credit Impaired Loans” section below.
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
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $170,000 as of both December 31, 2016 and 2015. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.
Mortgage Banking Operations
The Company sells one-to-four family residential loans on a servicing-released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sales proceeds of the loans sold differ from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2016 and 2015.
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
Other Real Estate Owned
Other real estate acquired by the Company in partial or full satisfaction of a loan obligation is classified as held for sale and recorded at fair value at time of foreclosure. When acquired, the property is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the properly to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
Bank Owned Life Insurance
The Company has bank owned life insurance (“BOLI”) of $70.4 million at December 31, 2016, of which $32.5 million was acquired in the Washington Banking Merger at May 1, 2014. These policies insure the lives of certain current or former Bank officers or former Whidbey officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note (20) Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. The Company did not grant stock option awards for the years ended December 31, 2016, 2015 or 2014, other than the options granted in 2014 as part of the Washington Banking Merger. The fair value of stock options granted would be estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis.
Deferred Compensation Plan
The Company has adopted a Deferred Compensation Plan and has entered into arrangements with certain executive officers. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Company's Board of Directors. The notional account balances of participants under the Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code. The Company’s obligation to make payments under the Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under the Plan. The Company records a liability within accrued expenses and other liabilities on the Consolidated Statements of Financial Condition and records compensation expense in a systematic and rational manner. Since the amounts earned are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.
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

The fair value of derivative positions outstanding is included in prepaid expenses and other assets and accrued expenses and other liabilities in the Company's Consolidated Statements of Financial Condition and the net change in each of these financial statement line items is included in the Consolidated Statements of Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other noninterest income in the Company's Consolidated Statements of Income, but net to zero for the years ended December 31, 2016 and 2015 based on the identical back-to-back interest rate swaps.
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
(d) Recently Issued Accounting Pronouncements
FASB Accounting Standards Update ("ASU" or "Update") 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

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
FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance.  The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.
FASB ASU 2015-16, Business Combinations (Topic 805), was issued in September 2015. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the Update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition, an entity is required to present separately on the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Update did not have an impact on the Company's Consolidated Financial Statements as of December 31, 2016.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact that the Update will have on its Consolidated Financial Statements.
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.  The Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. As described in Note (15) Commitments and Contingencies, the Company is committed to $14.7 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016.  The Company does not expect the adoption of this amendment will have a significant impact to its Consolidated Statements of Income.
FASB ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, was issued in March 2016 and it clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to principal versus agent considerations. The Update addresses identifying the unit of account and nature of the goods or services as well as applying the control principle and interactions with the control principle. The amendments to the Update do not change the core principle of the guidance. The effective date, transition requirements and impact on the Company's Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.
FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016, including interim periods within those annual periods with early adoption permitted. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments will be applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company has evaluated the new guidance and does not anticipate that its adoption of this Update on January 1, 2017 will have a significant impact on its Consolidated Financial Statements.
FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued in April 2016 which clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to identifying performance obligations and licensing. The effective date, transition requirements and impact on the Company's Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.
FASB ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients, was issued in May 2016. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only the narrow aspects of Topic 606. The effective date, transition requirements and impact on the Company's Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.

FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on purchased credit impaired loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures during the next two years to ensure it is fully compliant with the amendments at the adoption date.
FASB ASU 2016-15, Statement of Cash Flows (Topic 213): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. The Company has evaluated the new guidance and does not anticipate that its adoption of this Update on January 1, 2018 will have a significant impact on its Consolidated Financial Statements.
FASB ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), was issued in January 2017. The SEC staff view is that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The Update is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company does not expect the Update will have a material impact on its Consolidated Financial Statements.

(2)	Business Combination
There were no acquisitions or mergers completed during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company completed the merger of Washington Banking Company, referred to as the "Washington Banking Merger".
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
Under the terms of the merger agreement, Washington Banking shareholders received 0.89000 shares of Heritage common stock and $2.75 in cash for each share of Washington Banking common stock. The total consideration transferred by the Company in conjunction with the Washington Banking Merger was $269.6 million and the total number of Heritage shares of common stock issued were 14,000,178 with a fair value of $226.7 million, which included the fair value of restricted stock unit awards and stock options. The Company also incurred $489,000 in capitalized stock issuance costs. The Washington Banking Merger resulted in $89.7 million of goodwill. This goodwill is not deductible for tax purposes. The transaction qualified as a tax-free reorganization for U.S. federal income tax purposes and Washington Banking shareholders did not recognize any taxable gain or loss in connection with the share exchange and the stock consideration received.
The Company did not incur any merger-related costs during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company incurred Washington Banking Merger-related costs (including system conversion costs) of approximately $9.1 million. (The Company also incurred acquisition-related costs of approximately $443,000 during the year ended December 31, 2014 related to its Valley Community Bancshares acquisition effective July 15, 2013.)
The Washington Banking Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Heritage was considered the acquirer in the merger. Accordingly, the estimates of fair values of the acquired bank's assets, including the identifiable intangible assets, and the assumed liabilities in the merger were measured and recorded as of the effective date.
The operating results of the Company for the years ended December 31, 2016, 2015 and 2014 include the operating results produced by the net assets acquired in the merger since the effective date. Disclosure of the amount of revenue and net income (excluding acquisition-related costs) of Washington Banking since the effective date included in the Company's Consolidated Statements of Income is impracticable due to the integration of the operations and accounting for the merger and acquisitions.
The Company considered the pro forma requirements of FASB ASC 805. The following table presents certain pro forma information, for illustrative purposes only, for the year ended December 31, 2014 as if the Washington Banking Merger had occurred on January 1, 2014. The estimated pro forma information combines the historical results of Washington Banking with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Washington Banking Merger occurred on January 1, 2014. In particular, no adjustments have been made to eliminate the impact of the Washington Banking loans previously accounted for under ASC 310-30 that may have been necessary if these loans had been recorded at fair value at January 1, 2014. The pro forma information also does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expected to achieve further operating savings and other business synergies, including interest income growth, as a result of the Washington Banking Merger which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

Year Ended December 31, 2014
(In thousands, except per share amounts)
Net interest income	$144,470
Net income	$35,758
Basic earnings per common share	$1.19
Diluted earnings per common share	$1.18

(3)	Investment Securities
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

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$1,563	$6	$—	$1,569
Municipal securities	237,305	2,427	(2,476)	237,256
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	310,391	985	(2,200)	309,176
Commercial	211,259	599	(3,540)	208,318
Collateralized loan obligations	10,505	4	(31)	10,478
Corporate obligations	16,611	104	(9)	16,706
Other securities	11,005	156	(19)	11,142
Total	$798,639	$4,281	$(8,275)	$794,645

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$35,618	$145	$(186)	$35,577
Municipal securities	216,352	4,826	(185)	220,993
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	351,606	1,749	(1,331)	352,024
Commercial	179,797	343	(1,129)	179,011
Collateralized loan obligations	15,251	—	(154)	15,097
Corporate obligations	9,252	—	(139)	9,113
Other securities	45	9	—	54
Total	$807,921	$7,072	$(3,124)	$811,869
(1) U.S. Government-sponsored agencies.
There were no securities classified as held to maturity or trading at December 31, 2016 or December 31, 2015.
The amortized cost and fair value of securities at December 31, 2016, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,596	$6,666
Due after one year through five years	123,618	124,240
Due after five years through ten years	262,644	260,514
Due after ten years	405,736	403,102
Investment securities with no stated maturities	45	123
Total	$798,639	$794,645

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of December 31, 2016 and December 31, 2015:

	Securities Available for Sale
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$—	$—	$—	$—	$—	$—
Municipal securities	90,188	(2,476)	—	—	90,188	(2,476)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	181,562	(2,148)	10,854	(52)	192,416	(2,200)
Commercial	157,055	(3,446)	12,597	(94)	169,652	(3,540)
Collateralized loan obligations	2,976	(1)	2,969	(30)	5,945	(31)
Corporate obligations	4,032	(9)	—	—	4,032	(9)
Other securities	6,998	(19)	—	—	6,998	(19)
Total	$442,811	$(8,099)	$26,420	$(176)	$469,231	$(8,275)

December 31, 2015
U.S. Treasury and U.S. Government-sponsored agencies	$30,381	$(186)	$—	$—	$30,381	$(186)
Municipal securities	21,929	(174)	2,068	(11)	23,997	(185)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	173,959	(870)	39,891	(461)	213,850	(1,331)
Commercial	79,103	(1,117)	4,047	(12)	83,150	(1,129)
Collateralized loan obligations	15,097	(154)	—	—	15,097	(154)
Corporate obligations	8,134	(110)	979	(29)	9,113	(139)
Total	$328,603	$(2,611)	$46,985	$(513)	$375,588	$(3,124)
(1) U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of December 31, 2016 and December 31, 2015 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. None of the underlying issuers of the municipal securities had credit ratings that were below investment grade levels at December 31, 2016 and December 31, 2015. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.

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
For the years ended December 31, 2016 and 2015, there were no securities determined to be other-than-temporarily impaired and the Company recorded no unrealized losses for other-than-temporary impairment for the year ended December 31, 2016 in earnings or other comprehensive income.
The following table summarizes activity for the year ended December 31, 2014 related to the amount of other-than-temporary impairments on held to maturity securities. There were no initial or subsequent impairments recorded during the years ended December 31, 2016 and 2015.

	Life-to-Date Gross Other-Than-Temporary Impairments (1)	Life-to-Date Other-Than-Temporary Impairments Included in Other Comprehensive Income	Life-to-Date Net Other-Than-Temporary Impairments Included in Earnings
	(In thousands)
December 31, 2013	$2,603	$1,152	$1,451
Subsequent impairments	45	—	45
December 31, 2014	$2,648	$1,152	$1,496
(1) Life-to-date gross other-than-temporary impairments disclosed in this table are not reflective of subsequent recoveries, if any. As of December 31, 2016, the Company had no securities with other-than-temporary impairments because all such securities were sold prior to December 31, 2015.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of available for sale securities that are pledged as collateral for the following obligations at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$214,834	$215,247	$212,325	$215,284
Federal Reserve Bank of San Francisco and FHLB to secure borrowing arrangements	—	—	506	506
Repurchase agreements	29,481	29,294	28,500	28,503
Other securities pledged	3,557	3,546	2,125	2,160
Total	$247,872	$248,087	$243,456	$246,453

(4)	Loans Receivable
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

Loans receivable at December 31, 2016 and December 31, 2015 consisted of the following portfolio segments and classes:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$637,773	$596,726
Owner-occupied commercial real estate	558,035	572,609
Non-owner occupied commercial real estate	880,880	753,986
Total commercial business	2,076,688	1,923,321
One-to-four family residential	77,391	72,548
Real estate construction and land development:
One-to-four family residential	50,414	51,752
Five or more family residential and commercial properties	108,764	55,325
Total real estate construction and land development	159,178	107,077
Consumer	325,140	298,167
Gross loans receivable	2,638,397	2,401,113
Net deferred loan costs (fees)	2,352	929
Loans receivable, net	2,640,749	2,402,042
Allowance for loan losses	(31,083)	(29,746)
Total loans receivable, net of allowance for loan losses	$2,609,666	$2,372,296
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger allowed the expansion of the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2016) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of December 31, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of December 31, 2016 and December 31, 2015.

	December 31, 2016
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$601,273	$5,048	$31,452	$—	$637,773
Owner-occupied commercial real estate	532,585	4,437	21,013	—	558,035
Non-owner occupied commercial real estate	841,383	14,573	24,924	—	880,880
Total commercial business	1,975,241	24,058	77,389	—	2,076,688
One-to-four family residential	76,020	—	1,371	—	77,391
Real estate construction and land development:
One-to-four family residential	44,752	500	5,162	—	50,414
Five or more family residential and commercial properties	105,723	1,150	1,891	—	108,764
Total real estate construction and land development	150,475	1,650	7,053	—	159,178
Consumer	320,140	—	5,000	—	325,140
Gross loans receivable	$2,521,876	$25,708	$90,813	$—	$2,638,397

	December 31, 2015
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$563,002	$8,093	$25,333	$298	$596,726
Owner-occupied commercial real estate	544,429	11,662	16,260	258	572,609
Non-owner occupied commercial real estate	699,759	23,447	30,780	—	753,986
Total commercial business	1,807,190	43,202	72,373	556	1,923,321
One-to-four family residential	71,457	—	1,091	—	72,548
Real estate construction and land development:
One-to-four family residential	44,069	896	6,787	—	51,752
Five or more family residential and commercial properties	50,678	—	4,647	—	55,325
Total real estate construction and land development	94,747	896	11,434	—	107,077
Consumer	291,892	—	6,275	—	298,167
Gross loans receivable	$2,265,286	$44,098	$91,173	$556	$2,401,113

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans also include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of ASC 310-30. Potential problem loans as of December 31, 2016 and December 31, 2015 were $87.8 million and $110.4 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $1.1 million and $3.0 million as of December 31, 2016 and December 31, 2015, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$3,531	$5,095
Owner-occupied commercial real estate	3,728	2,027
Non-owner occupied commercial real estate	1,321	—
Total commercial business	8,580	7,122
One-to-four family residential	94	38
Real estate construction and land development:
One-to-four family residential	2,008	2,414
Total real estate construction and land development	2,008	2,414
Consumer	227	94
Nonaccrual loans	$10,909	$9,668
The Company had $2.8 million and $1.3 million of nonaccrual loans guaranteed by governmental agencies at December 31, 2016 and December 31, 2015, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,687	$1,733	$4,420	$633,353	$637,773
Owner-occupied commercial real estate	1,807	2,915	4,722	553,313	558,035
Non-owner occupied commercial real estate	733	—	733	880,147	880,880
Total commercial business	5,227	4,648	9,875	2,066,813	2,076,688
One-to-four family residential	523	—	523	76,868	77,391
Real estate construction and land development:
One-to-four family residential	90	2,008	2,098	48,316	50,414
Five or more family residential and commercial properties	—	377	377	108,387	108,764
Total real estate construction and land development	90	2,385	2,475	156,703	159,178
Consumer	2,292	105	2,397	322,743	325,140
Gross loans receivable	$8,132	$7,138	$15,270	$2,623,127	$2,638,397

	December 31, 2015
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,900	$2,679	$5,579	$591,147	$596,726
Owner-occupied commercial real estate	2,240	2,609	4,849	567,760	572,609
Non-owner occupied commercial real estate	2,177	184	2,361	751,625	753,986
Total commercial business	7,317	5,472	12,789	1,910,532	1,923,321
One-to-four family residential	490	—	490	72,058	72,548
Real estate construction and land development:
One-to-four family residential	—	2,392	2,392	49,360	51,752
Five or more family residential and commercial properties	118	42	160	55,165	55,325
Total real estate construction and land development	118	2,434	2,552	104,525	107,077
Consumer	3,029	202	3,231	294,936	298,167
Gross loans receivable	$10,954	$8,108	$19,062	$2,382,051	$2,401,113

There were no loans 90 days or more past due that were still accruing as of December 31, 2016 or 2015, excluding PCI loans.

(f) Impaired loans

Impaired loans include nonaccrual loans and performing TDR loans. The balances of impaired loans as of December 31, 2016 and December 31, 2015 are set forth in the following tables.

	December 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,739	$10,636	$12,375	$13,249	$1,199
Owner-occupied commercial real estate	1,150	3,574	4,724	5,107	511
Non-owner occupied commercial real estate	4,905	6,413	11,318	11,386	797
Total commercial business	7,794	20,623	28,417	29,742	2,507
One-to-four family residential	—	321	321	325	97
Real estate construction and land development:
One-to-four family residential	2,243	828	3,071	3,755	6
Five or more family residential and commercial properties	—	1,079	1,079	1,079	60
Total real estate construction and land development	2,243	1,907	4,150	4,834	66
Consumer	48	262	310	325	64
Total	$10,085	$23,113	$33,198	$35,226	$2,734

	December 31, 2015
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$872	$8,769	$9,641	$11,368	$1,173
Owner-occupied commercial real estate	—	4,295	4,295	4,342	809
Non-owner occupied commercial real estate	3,696	6,834	10,530	10,539	943
Total commercial business	4,568	19,898	24,466	26,249	2,925
One-to-four family residential	—	275	275	276	85
Real estate construction and land development:
One-to-four family residential	1,403	2,065	3,468	4,089	66
Five or more family residential and commercial properties	—	1,960	1,960	1,960	203
Total real estate construction and land development	1,403	4,025	5,428	6,049	269
Consumer	48	145	193	200	29
Total	$6,019	$24,343	$30,362	$32,774	$3,308

The Company had governmental guarantees of $3.5 million and $1.8 million related to the impaired loan balances at December 31, 2016 and December 31, 2015, respectively.
The average recorded investment of impaired loans for the years ended December 31, 2016, 2015 and 2014 are set forth in the following table.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Commercial business:
Commercial and industrial	$10,207	$9,781	$14,367
Owner-occupied commercial real estate	4,540	4,346	3,582
Non-owner occupied commercial real estate	11,709	9,257	7,915
Total commercial business	26,456	23,384	25,864
One-to-four family residential	279	257	604
Real estate construction and land development:
One-to-four family residential	3,305	3,841	5,452
Five or more family residential and commercial properties	1,656	2,008	2,154
Total real estate construction and land development	4,961	5,849	7,606
Consumer	645	171	786
Total	$32,341	$29,661	$34,860
For the years ended December 31, 2016, 2015 and 2014 no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2016, 2015 and 2014, the Bank recorded $651,000, $780,000 and $1.2 million, respectively, of interest income related to performing TDR loans.

(g) Troubled Debt Restructured Loans
A troubled debt restructured loan is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDR loans are considered impaired and are separately measured for impairment under FASB ASC 310-10-35, whether on accrual ("performing") or nonaccrual ("nonperforming") status. The Company has more stringent definitions of concessions and impairment measures for PCI loans as these loans have known credit deterioration and are generally accreting income at a lower discounted rate as compared to the contractual note rate based on the guidance of FASB ASC 310-30.
The majority of the Bank’s TDR loans are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. The second most prevalent concessions are certain modifications with extensions that also include interest rate reductions. Certain TDR loans were additionally re-amortized over a longer period of time. These modifications would all be considered a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
The financial effects of each modification will vary based on the specific restructure. For the majority of the Bank’s TDR loans, the loans were interest-only with a balloon payment at maturity. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on TDR loans using the same guidance as used for other impaired loans.
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016		December 31, 2015
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDR loans
	(In thousands)
TDR loans	$22,288	$6,900	$20,695	$6,301
Allowance for loan losses on TDR loans	1,965	437	2,069	679

The unfunded commitment to borrowers related to TDR loans was $249,000 and $551,000 at December 31, 2016 and December 31, 2015, respectively.

Loans that were modified as TDR loans during the years ended December 31, 2016, 2015 and 2014 are set forth in the following table:

	Year Ended December 31,
	2016		2015		2014
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	19	$7,398	25	$6,312	33	$8,166
Owner-occupied commercial real estate	2	569	4	1,311	3	1,063
Non-owner occupied commercial real estate	2	2,121	4	7,496	3	6,548
Total commercial business	23	10,088	33	15,119	39	15,777
Real estate construction and land development:
One-to-four family residential	5	2,206	4	2,291	10	3,553
Five or more family residential and commercial properties	1	1,078	—	—	—	—
Total real estate construction and land development	6	3,284	4	2,291	10	3,553
Consumer	6	66	1	37	2	101
Total modified loans	35	$13,438	38	$17,447	51	$19,431

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-off or charged-off during the years ended December 31, 2016, 2015 and 2014.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company's initial advance at the time of modification on these construction loans totaled $45,000 and the total commitment amount was $190,000 and the outstanding principal balance at December 31, 2014 was $188,000.

Of the 35 loans modified during the year ended December 31, 2016, 17 loans with a total outstanding principal balance of $7.2 million had no prior modifications. The remaining loans included in the table above for the year ended December 31, 2016 were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor the troubled credits despite the fact that the extended date might not be the date the Bank expects the cash flow. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and adjusted, as necessary, in the current periods based on more recent information. The related specific valuation allowance at December 31, 2016 for loans that were modified as TDR loans during the year ended December 31, 2016 was $1.0 million.
Of the 38 loans modified during the year ended December 31, 2015, 18 loans with a total outstanding principal balance of $7.0 million had no prior modifications. Of the 51 loans modified during the year ended December 31, 2014, 17 loans with a total outstanding principal balance of $4.7 million had no prior modifications. Similar to the year ended December 31, 2016 discussion above, the majority of the modifications in prior periods was the result of the Bank granting shorter extension periods to continually monitor the troubled credits, which resulted in TDR classification. The related specific valuation allowance for loans that were modified as TDR loans during the years ended December 31, 2015 and 2014 was $1.7 million and $1.8 million, respectively.

The loans modified during the previous twelve months ended December 31, 2016, 2015 and 2014 that subsequently defaulted during the years ended December 31, 2016, 2015 and 2014 are included in the following table:

	Year Ended December 31,
	2016		2015		2014
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	2	$1,755	—	$—
Owner-occupied commercial real estate	1	488	—	—	—	—
Non-owner occupied commercial real estate	—	—	—	—	1	75
Total commercial business	1	488	2	1755	1	75
Real estate construction and land development:
One-to-four family residential	2	1,143	—	—	—	—
Total real estate construction and land development	2	1,143	—	—	—	—
Total	3	$1,631	2	$1,755	1	$75
During the year ended December 31, 2016, the three loans defaulted because they were past their modified maturity dates, and the borrowers have not repaid the credits. The Bank is in the process of granting additional extensions on these loans. There was one commercial and industrial loan totaling $1.7 million at December 31, 2015 that was modified during the previous twelve months and subsequently defaulted because the borrower did not make specific curtailment, or additional, payments on the loan during the year. The borrower was 30-89 days past due as of December 31, 2015. The other commercial and industrial loan included in the above table that defaulted during the year ended December 31, 2015 and the one non-owner occupied commercial real estate loan that defaulted during the year ended December 31, 2014 both defaulted because they were past their modified maturity dates, and the borrowers have not repaid the credits. The Bank did not extend the maturities on these loans. The Bank had specific valuation allowance of $111,000 at December 31, 2016 related to the credits which defaulted during the year ended December 31, 2016. The Bank had a specific valuation allowance at December 31, 2015 and 2014 related to the credits which defaulted during the related year ends of $191,000 and $4,000.

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

The following table reflects the outstanding principal balance and recorded investment at December 31, 2016 and December 31, 2015 of the PCI loans:

	December 31, 2016		December 31, 2015
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$13,067	$9,317	$20,110	$16,986
Owner-occupied commercial real estate	17,639	15,973	24,730	22,313
Non-owner occupied commercial real estate	25,037	23,360	30,685	27,774
Total commercial business	55,743	48,650	75,525	67,073
One-to-four family residential	5,120	4,905	5,707	5,392
Real estate construction and land development:
One-to-four family residential	2,958	2,123	6,904	4,121
Five or more family residential and commercial properties	2,614	2,488	3,071	3,207
Total real estate construction and land development	5,572	4,611	9,975	7,328
Consumer	5,296	6,282	6,720	7,126
Gross PCI loans	$71,731	$64,448	$97,927	$86,919
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield”. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of the year	$17,592	$21,092	$17,249
Accretion	(4,962)	(6,993)	(8,054)
Disposal and other	(3,329)	(3,111)	(4,981)
Change in accretable yield (1)	4,559	6,604	16,878
Balance at the end of the year	$13,860	$17,592	$21,092

(1)	Includes accretable yield of PCI loans at acquisition date for the year ended December 31, 2014.

(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).
Activity in related party loans for the years ended December 31, 2016, 2015 and 2014 was as follows:

Year Ended or As of December 31,
(in thousands)
Balance outstanding at December 31, 2013	$7,474
Principal additions	23
Elimination of outstanding loan balance due to change in related party status	1,858
Principal reductions	(191)
Balance outstanding at December 31, 2014	9,164
Principal additions	12,189
Principal reductions	(578)
Balance outstanding at December 31, 2015	20,775
Principal additions	738
Principal reductions	(1,596)
Balance outstanding at December 31, 2016	$19,917
The Company had $891,000 and $603,000 of unfunded commitments to related parties as of December 31, 2016 and 2015, respectively. The Company did not have any borrowings from related parties at December 31, 2016 or 2015.

(j) Mortgage Banking Activities
The Bank originates certain one-to-four family residential loans to be sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. At December 31, 2016 and 2015, the balance of loans held for sale was $11.7 million and $7.7 million, respectively.
The following table presents information concerning the origination and sale of the Bank's one-to-four family residential loans and the gains from the sale of loans as a result of our mortgage banking activities.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
One-to-four family residential loans:
Originated (1)	$178,169	$164,974	$75,500
Sold	141,127	132,365	55,997
Gains on sales of loans, net (2)	3,723	3,150	1,080

(1)	Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.

(2)	Excludes net gains on sales of SBA and other loans.

The Bank may additionally make commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market. The contractual amounts of commitments to sell and fund with off-balance sheet risk at year-end were as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Commitments to sell mortgage loans	$18,166	$11,621

Commitments to fund mortgage loans (at interest rates approximating market rates) for portfolio or for sale:
Fixed rate	$19,301	$11,884
Variable or adjustable rate	4,189	4,857
Total commitments to fund mortgage loans	$23,490	$16,741
The fair values of freestanding derivatives related to the commitments to fund mortgage loans and sell at locked interest rates were not significant at December 31, 2016 or 2015.

(k) SBA Loan Sales
The Company may choose to sell the conditionally guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans") and retain a participating interest in the unguaranteed portion of the loans and the servicing of the loans. The retained unguaranteed portions of these loans are carried at cost net of discounts related to accounting for the sold and retained portions of the loans using the allocation of their carrying amounts based on their relative fair values. SBA loans are sold with servicing retained. Details of certain SBA loans serviced are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
SBA loans serviced for others with participating interest, gross loan balance	$48,359	$43,771
SBA loans serviced for others with participating interest, participation balance owned by Bank (1)	11,218	10,076

(1)	Included in the balances of total loans receivable, net on the Company's Consolidated Statements of Financial Condition.
There were no SBA loans serviced for others with no participating interest as of for during the years ended December 31, 2016 and 2015. There was $460,000, $392,000 and $260,000 of servicing fee income and fees from SBA loans serviced for others for the years ended December 31, 2016, 2015 and 2014, respectively. Servicing fee income is reported in other income on the Company's Consolidated Statements of Income.

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
The FDIC shared-loss agreements terminated on August 4, 2015. Prior to their termination, when a credit deterioration occurred subsequent to the acquisition, if a loan that was covered by the FDIC shared-loss agreements, a provision for loan losses was charged to earnings for the full amount of the impairment, without regard to the coverage of the FDIC shared-loss agreements. This was the methodology for loans that were acquired in the Cowlitz acquisition and Washington Banking Merger (including Washington Banking's prior acquisitions of City Bank and North County Bank).

A summary of the changes in the allowance for loan losses during the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of the year	$29,746	$27,729	$28,824
Charge-offs	(6,085)	(3,482)	(6,597)
Recoveries of loans previously charged-off	2,491	1,127	908
Provision for loan losses	4,931	4,372	4,594
Balance at the end of the year	$31,083	$29,746	$27,729
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2016:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2016
Commercial business:
Commercial and industrial	$9,972	$(3,265)	$1,844	$2,417	$10,968
Owner-occupied commercial real estate	4,370	(538)	—	(171)	3,661
Non-owner occupied commercial real estate	7,722	(350)	—	381	7,753
Total commercial business	22,064	(4,153)	1,844	2,627	22,382
One-to-four family residential	1,157	—	2	(144)	1,015
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(244)	797
Five or more family residential and commercial properties	813	(54)	—	600	1,359
Total real estate construction and land development	1,871	(154)	83	356	2,156
Consumer	4,309	(1,778)	562	1,931	5,024
Unallocated	345	—	—	161	506
Total	$29,746	$(6,085)	$2,491	$4,931	$31,083

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2016.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,199	$8,048	$1,721	$10,968
Owner-occupied commercial real estate	511	1,834	1,316	3,661
Non-owner occupied commercial real estate	797	5,142	1,814	7,753
Total commercial business	2,507	15,024	4,851	22,382
One-to-four family residential	97	643	275	1,015
Real estate construction and land development:
One-to-four family residential	6	538	253	797
Five or more family residential and commercial properties	60	1,168	131	1,359
Total real estate construction and land development	66	1,706	384	2,156
Consumer	64	3,912	1,048	5,024
Unallocated	—	506	—	506
Total	$2,734	$21,791	$6,558	$31,083
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$12,375	$616,081	$9,317	$637,773
Owner-occupied commercial real estate	4,724	537,338	15,973	558,035
Non-owner occupied commercial real estate	11,318	846,202	23,360	880,880
Total commercial business	28,417	1,999,621	48,650	2,076,688
One-to-four family residential	321	72,165	4,905	77,391
Real estate construction and land development:
One-to-four family residential	3,071	45,220	2,123	50,414
Five or more family residential and commercial properties	1,079	105,197	2,488	108,764
Total real estate construction and land development	4,150	150,417	4,611	159,178
Consumer	310	318,548	6,282	325,140
Total	$33,198	$2,540,751	$64,448	$2,638,397

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2015:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2015
Commercial business:
Commercial and industrial	$10,553	$(1,488)	$476	$431	$9,972
Owner-occupied commercial real estate	4,032	—	—	338	4,370
Non-owner occupied commercial real estate	5,601	(188)	—	2,309	7,722
Total commercial business	20,186	(1,676)	476	3,078	22,064
One-to-four family residential	1,200	—	13	(56)	1,157
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(722)	1,058
Five or more family residential and commercial properties	972	—	—	(159)	813
Total real estate construction and land development	2,758	(106)	100	(881)	1,871
Consumer	2,769	(1,700)	538	2,702	4,309
Unallocated	816	—	—	(471)	345
Total	$27,729	$(3,482)	$1,127	$4,372	$29,746
The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2015:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,173	$6,276	$2,523	$9,972
Owner-occupied commercial real estate	809	1,662	1,899	4,370
Non-owner occupied commercial real estate	943	4,336	2,443	7,722
Total commercial business	2,925	12,274	6,865	22,064
One-to-four family residential	85	546	526	1,157
Real estate construction and land development:
One-to-four family residential	66	481	511	1,058
Five or more family residential and commercial properties	203	519	91	813
Total real estate construction and land development	269	1,000	602	1,871
Consumer	29	3,189	1,091	4,309
Unallocated	—	345	—	345
Total	$3,308	$17,354	$9,084	$29,746

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2015:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$9,641	$570,099	$16,986	$596,726
Owner-occupied commercial real estate	4,295	546,001	22,313	572,609
Non-owner occupied commercial real estate	10,530	715,682	27,774	753,986
Total commercial business	24,466	1,831,782	67,073	1,923,321
One-to-four family residential	275	66,881	5,392	72,548
Real estate construction and land development:
One-to-four family residential	3,468	44,163	4,121	51,752
Five or more family residential and commercial properties	1,960	50,158	3,207	55,325
Total real estate construction and land development	5,428	94,321	7,328	107,077
Consumer	193	290,848	7,126	298,167
Total	$30,362	$2,283,832	$86,919	$2,401,113
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2014:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Year Ended December 31, 2014
Commercial business:
Commercial and industrial	$13,478	$(4,504)	$716	$863	$10,553
Owner-occupied commercial real estate	4,049	(337)	—	320	4,032
Non-owner occupied commercial real estate	5,326	(411)	—	686	5,601
Total commercial business	22,853	(5,252)	716	1,869	20,186
One-to-four family residential	1,100	(31)	7	124	1,200
Real estate construction and land development:
One-to-four family residential	1,720	(345)	43	368	1,786
Five or more family residential and commercial properties	953	—	—	19	972
Total real estate construction and land development	2,673	(345)	43	387	2,758
Consumer	1,597	(969)	142	1,999	2,769
Unallocated	601	—	—	215	816
Total	$28,824	$(6,597)	$908	$4,594	$27,729

(6)	FDIC Indemnification Asset
On August 4, 2015, the Bank and the FDIC entered into an agreement terminating the FDIC shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank, and Washington Banking's acquisitions of City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the shared-loss agreements related to these acquisitions. The termination of the shared-loss agreements resulted in a pre-tax gain of $1.7 million and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the Consolidated Statements of Financial Condition) which was recorded as of the termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, were eliminated under the termination agreement. It is not anticipated that the termination of the FDIC shared-loss agreements will have any impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.
The following table provides changes in the FDIC indemnification asset during the years ended December 31, 2015 and 2014. The year ended December 31, 2016 is not included because of the above-mentioned termination.

	Year Ended December 31,
	2015	2014
	(In thousands)
Balance at the beginning of the year	$1,116	$4,382
Additions as a result of the Washington Banking Merger	—	7,174
Cash payments received or receivable from the FDIC	(231)	(7,897)
FDIC share of additional estimated gains	(352)	(1,072)
Net amortization	(145)	(1,471)
Change due to termination of FDIC shared-loss agreements	(388)	—
Balance at the end of the year	$—	$1,116

(7)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands
Balance at the beginning of the year	$2,019	$3,355	$4,559
Additions	1,431	2,845	1,566
Additions from acquisitions	—	—	7,121
Proceeds from dispositions	(2,486)	(3,555)	(9,914)
Gain (loss) on sales, net	173	(97)	23
Valuation adjustment	(383)	(529)	—
Balance at the end of the year	$754	$2,019	$3,355

At December 31, 2016, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $523,000. At December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loan class in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process was $81,000.

(8)        Premises and Equipment
A summary of premises and equipment is as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Land	$22,677	$21,695
Buildings and building improvements	52,432	49,630
Furniture, fixtures and equipment	18,723	17,234
Total premises and equipment	93,832	88,559
Accumulated depreciation	29,921	26,668
Premises and equipment, net	$63,911	$61,891
Total depreciation expense on premises and equipment was $3.9 million, $4.0 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
There were no additions to goodwill during the years ended December 31, 2016 and 2015. The Company recorded $89.7 million in goodwill during the year ended December 31, 2014 as a result of the Washington Banking Merger. For additional information, see Note (2) Business Combinations.
At December 31, 2016, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required for the year ended December 31, 2016. The Company did not record any goodwill impairment charges for the years ended December 31, 2015 and 2014. Even though there was no goodwill impairment at December 31, 2016, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI amortized during the periods noted below related to acquisitions of Washington Banking, Valley, Northwest Commercial Bank, Pierce, Cowlitz and Western Washington Bancorp were estimated to be ten, ten, five, four, nine and eight years, respectively. At December 31, 2016, the CDI balance related to Washington Banking, Valley and Northwest Commercial Bank.
The following table presents the change in the other intangible assets for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of the year	$8,789	$10,889	$1,615
Additions as a result of acquisitions	—	—	11,194
Less: Amortization	1,415	2,100	1,920
Balance at the end of the year	$7,374	$8,789	$10,889

The estimated aggregate amortization expense related to these intangible assets for future years is as follows:

Year Ending December 31,
(In thousands)
2017	$1,285
2018	1,122
2019	1,043
2020	989
2021	938
Thereafter	1,997
$7,374

(10)	Deposits
Deposits consisted of the following:

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$882,091	27.3%	$770,927	24.8%
NOW accounts	963,821	29.8	917,859	29.5
Money market accounts	523,875	16.2	545,342	17.6
Savings accounts	502,460	15.6	453,826	14.6
Total non-maturity deposits	2,872,247	88.9	2,687,954	86.5
Certificate of deposit accounts	357,401	11.1	420,333	13.5
Total deposits	$3,229,648	100.0%	$3,108,287	100.0%
Accrued interest payable on deposits was $186,000 and $184,000 as of December 31, 2016 and 2015, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Interest expense, by category, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
NOW accounts	$1,569	$1,476	$1,011
Money market accounts	749	922	896
Savings accounts	756	445	252
Certificate of deposit accounts	1,936	2,386	2,991
	$5,010	$5,229	$5,150
Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2017	$235,173
2018	66,431
2019	28,740
2020	15,979
2021	11,029
Thereafter	49
$357,401

Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $54.8 million and $61.2 million as of December 31, 2016 and 2015, respectively.

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
The adjustable rate of the trust preferred securities at December 31, 2016 was 2.56%. The weighted average rate of the junior subordinated debentures was 4.50% and 4.29% for the years ended December 31, 2016 and 2015, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At December 31, 2016, the balance of the junior subordinated debentures was $19.7 million. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(12)	Repurchase Agreements
The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The balance of the Company's repurchase agreement obligations by class of collateral pledged as of December 31, 2016 were residential mortgage backed securities and collateralized mortgage obligations of $5.2 million, commercial mortgage backed securities and collateralized mortgage obligations of $14.0 million and U.S. Government-sponsored agencies of $2.9 million. The balance of the Company's repurchase agreement obligations by class of collateral pledged as of December 31, 2015, were residential mortgage backed securities and collateralized mortgage obligations of $18.0 million and commercial mortgage backed securities and collateralized mortgage obligations of $5.2 million. For additional information on the total value of investment securities pledged for repurchase agreements see Note (3) Investment Securities.

(13)	Other Borrowings
(a) FHLB Advances
The Federal Home Loan Bank of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2016, the Bank maintained a credit facility with the FHLB of Des Moines for $549.0 million and there were $79.6 million of FHLB advances outstanding. At December 31, 2015 there were no FHLB advances outstanding.

The following table sets forth the details of FHLB advances during and as of the years ended December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
FHLB Advances:
Balance at end of year	$79,600	$—
Average balance during the year	$13,349	$1,777
Maximum month-end balance during the year	$79,600	$48,200
Weighted average rate during the year	0.55%	0.34%
Weighted average rate at end of year	0.81%	—%
Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain one-to-four single family residential loans or other assets, principally investment securities which are obligations of or guaranteed by the United States or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank ("TIB") and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2016. The lines generally mature annually or are reviewed annually. As of December 31, 2016 and 2015, there were no federal funds purchased.
(c) Credit facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $45.9 million as of December 31, 2016, of which there were no borrowings outstanding as of December 31, 2016 or 2015. Any advances on the credit facility would have to be first pledged with the Bank's investment securities or loans receivable.

(14)	Employee Benefit Plans
(a) 401(k) Plan
Effective October 1, 1999, the Company combined three Heritage Bank retirement plans, including a money purchase pension plan, a 401(k) plan, and an employee stock ownership plan ("ESOP"), and the Central Valley Bank 401(k) plan into one plan called the "Heritage Financial Corporation 401(k) Employee Stock Ownership Plan" (the “Plan”). In 2010, the Company amended the Plan to provide certain service credit for vesting and/or contribution purposes to employees of Cowlitz Bank and Pierce Commercial Bank at the time of each acquisition. As of December 31, 2012, the ESOP loan was repaid in full and the Company has no further ESOP commitments. Effective January 1, 2014, the Plan was converted from an ESOP to a profit sharing plan and the name was changed to "Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust." The Company funds certain Plan costs as accrued.
The Plan includes the Company’s salary savings 401(k) plan for its employees. All employees hired may participate in the Plan the first of the month following thirty days of service. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to certain Internal Revenue Service limits. A Roth feature was added to the plan in 2016. All participants employed at May 1, 2014 became 100% vested in all employer contributions. All participants hired after May 1, 2014 are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2016, 2015 and 2014 were $1.0 million, $954,000 and $852,000, respectively.
The profit sharing portion of the Plan is a defined contribution retirement plan. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. Effective January 1, 2014, the Company changed the contribution formula to make all profit sharing and discretionary contributions completely discretionary. For the years ended December 31, 2016 and 2015, the Company made no employer profit sharing contributions. For the year ended December 31, 2014, the Company contributed 1.5% of employees' eligible compensation totaling $475,000. Employees are vested in profit sharing contributions in the same manner as employer matching contributions discussed above.

(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $540,000, $570,000 and $343,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s contributions totaled $518,000, $296,000 and $414,000 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the carrying value of the obligation related to the deferred compensation plans was $2.2 million and $1.7 million, respectively.
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
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of December 31, 2016 and 2015, the carrying value of the obligation was $1.1 million and $1.2 million, respectively.

(15)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases premises and equipment under operating leases. Rental expense of leased premises and equipment was $4.4 million, $4.6 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in occupancy and equipment expense.
The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Year Ending December 31,
(In thousands)
2017	$3,409
2018	3,010
2019	2,538
2020	2,175
2021	1,380
Thereafter	2,143
$14,655
At December 31, 2016, one lease contains a renewal option of five years and certain leases contain escalation clauses based on increases in consumer price index, property taxes and other costs.
(b) Commitments to Extend Credit
In the ordinary course of business, the Company may enter into various types of transactions that include commitments to extend credit that are not included in the Consolidated Financial Statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The majority of the commitments presented below are variable rate. The Company’s exposure to credit and market risk under commitments to extend credit is represented by the amount of these commitments.

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial business:
Commercial and industrial	$368,308	$350,227
Owner-occupied commercial real estate	3,443	2,220
Non-owner occupied commercial real estate	8,732	11,168
Total commercial business	380,483	363,615
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	23,004	21,778
Five or more family residential and commercial properties	78,121	52,772
Total real estate construction and land development	101,125	74,550
Consumer	144,405	134,313
Total outstanding commitments	$626,013	$572,478
(c) Variable Interests
     The Company has two equity investments in Low-Income Housing Tax Credit partnerships ("LIHTCs") which are indirect federal subsidies that finance low-income housing projects. The Company reported the investments in the unconsolidated LIHTCs as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying values of $23.3 million and $4.1 million as of December 31, 2016 and 2015, respectively. As a limited liability investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal income tax credits. The federal income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The Company accounts for the LIHTCs under the proportional amortization method as allowed in FASB ASU 2014-01 and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the Company's Consolidated Statements of Income as a component of income tax expense. During the years ended December 31, 2016, 2015, and 2014 the Company recognized tax benefits of $640,000, $273,000 and $70,000, respectively. See Note (21) Income Taxes for further information on tax benefits.
The maximum exposure to loss in the LIHTCs is the amount of equity invested and credit extended by the Company. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments, and is not the primary beneficiary.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $18.3 million and $3.1 million at December 31, 2016 and 2015, respectively, and is reported as accrued expenses and other liabilities on the Company's Statements of Financial Condition. The Company expects to fund LIHTC commitments of $8.8 million during the year ended December 31, 2017 and $7.1 million during the year ended December 31, 2018, with the remaining commitments of $2.4 million paid by December 31, 2034. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2016 or 2015.
The Company also made a total of $25.0 million of Qualified Equity Investments ("QEIs") into three Certified Development Entities (“CDEs”) in May 2014 and is eligible to receive New Markets Tax Credits (“NMTC”) on the QEIs. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over a seven-year period and is subject to recapture if certain events occur during such period. Gross tax credits related to the Company's CDEs totaling $9.8 million are available through 2020. The Company is required to fund 85 percent of a tranche to claim the entire tax credit, and it had until May 15, 2015 to complete the funding. The tranche was funded in 2015 before the deadline.
The Company accounts for its NMTC on the equity method and reported the investment balance as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying values of $26.8 million at both December 31, 2016 and December 31, 2015. The Company recorded investment income of $740,000 and $562,000 during the years ended December 31, 2016 and 2015, respectively, in other income on the Company's Statements of Income. There was no investment income recorded during the year ended December 31, 2014.
(d) DOR Preliminary Findings
     In June 2016, the Company received preliminary findings from the Washington State Department of Revenue ("DOR") regarding its business and occupation ("B&O") tax audit on the B&O tax returns of Whidbey Island Bank for the years 2010-2014. The state B&O tax is a gross receipts tax and is calculated on the gross income from activities. It is measured on the value of products, gross proceeds of sale, or gross income of the business. A substantial portion of the preliminary findings related to the receipt of FDIC shared-loss payments from the FDIC to Washington Banking Company in connection with its acquisitions of City Bank in April 2010 and North County Bank in September 2010. In their preliminary findings, the DOR is considering those payments as taxable for B&O tax purposes. The total amount of this preliminary finding, along with calculated back interest, is approximately $1.6 million. Given the early stages of this DOR audit, management's estimates of the Company's ultimate liability, if any, involve significant judgment and are based on currently available information and an assessment of the validity of facts and calculations assumed by the DOR. Management does not believe a material loss is probable at this time and there are significant factual and legal issues to be resolved. Management believes that it is reasonably possible that future changes to the Company's estimates of loss and the ultimate amount paid for resolution of this B&O audit could impact the Company's results of operations in future periods. Any such losses would be reported as a noninterest expense in the Company's Consolidated Statement of Income.

(16)	Derivative Financial Instruments
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2016 and December 31, 2015 are presented in the following table.

	December 31, 2016		December 31, 2015
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$102,709	$1,099	$20,750	$543
Interest rate swap with third party (1)	102,709	(1,099)	20,750	(543)
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Consolidated Statement of Condition was $2.8 million and $543,000 as of December 31, 2016 and 2015, respectively. The estimated fair value of the derivative classified included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition was $2.8 million and $543,000 as of December 31, 2016 and 2015, respectively.

(17)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income:
Net income	$38,918	$37,489	$21,014
Less: Dividends and undistributed earnings allocated to participating securities	(358)	(328)	(163)
Net income allocated to common shareholders	$38,560	$37,161	$20,851
Basic:
Weighted average common shares outstanding	29,963,365	30,057,558	25,641,229
Less: Restricted stock awards	(285,063)	(267,943)	(210,690)
Total basic weighted average common shares outstanding	29,678,302	29,789,615	25,430,539
Diluted:
Basic weighted average common shares outstanding	29,678,302	29,789,615	25,430,539
Incremental shares from stock options	13,851	22,725	46,750
Total diluted weighted average common shares outstanding	29,692,153	29,812,340	25,477,289
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2016, 2015 and 2014, anti-dilutive shares outstanding related to options to acquire common stock totaled 436, 4,320 and 20,768, respectively, as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the years ended December 31, 2016, 2015 and 2014.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 29, 2014	$0.08	February 10, 2014	February 24, 2014
March 27, 2014	$0.08	April 8, 2014	April 23, 2014
July 24, 2014	$0.09	August 7, 2014	August 21, 2014
October 23, 2014	$0.09	November 6, 2014	November 20, 2014
November 11, 2014	$0.16	December 2, 2014	December 12, 2014	*
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
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

The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	Plan Total (1)
Tenth Plan
Repurchased shares	—	—	108,075	704,975
Stock repurchase average share price	$—	$—	$16.88	$15.85

Eleventh Plan
Repurchased shares	138,000	441,966	—	579,966
Stock repurchase average share price	$17.16	$16.64	$—	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 29,512, 22,300 and 48,304 shares at an average price of $17.82, $17.09 and $16.53 respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
(d) Issuance of Common Stock
No common stock was issued during the years ended December 31, 2016 and 2015, other than common stock related to the exercise of stock options and issuance of restricted stock awards as further described in Note (20) Stock-Based Compensation. In conjunction with the Washington Banking Merger effective on May 1, 2014, the Company issued 14,000,178 shares of the Company's common stock at a fair value of $226.2 million during the year ended December 31, 2014. During the year ended December 31, 2014, the Company additionally issued common stock related to the exercise of stock options and issuance of restricted stock awards.

(18)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the years ended December 31, 2016, 2015 and 2014 are as follows:

December 31, 2016 (1)
(In thousands)
Balance of AOCI at the beginning of the year	$2,559
Other comprehensive loss before reclassification	(4,311)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(854)
Net current period other comprehensive loss	(5,165)
Balance of AOCI at the end of the year	$(2,606)

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	December 31, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$3,567	$(189)	$3,378
Other comprehensive (loss) income before reclassification	(559)	108	(451)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(1,067)	81	(986)
Held to maturity transfer to available for sale	618	—	618
Net current period other comprehensive (loss) income	(1,008)	189	(819)
Balance of AOCI at the end of the year	$2,559	$—	$2,559

(1)	All amounts are net of tax.

	December 31, 2014
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$(923)	$(239)	$(1,162)
Other comprehensive income before reclassification	4,676	50	4,726
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(186)	—	(186)
Net current period other comprehensive income	4,490	50	4,540
Balance of AOCI at the end of the year	$3,567	$(189)	$3,378

(1)	All amounts are net of tax.

(19)	Fair Value
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	$—	$1,569	$—
Municipal securities	237,256	—	237,256	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	309,176	—	309,176	—
Commercial	208,318	—	208,318	—
Collateralized loan obligations	10,478	—	10,478	—
Corporate obligations	16,706	—	16,706	—
Other securities	11,142	123	11,019	—
Total investment securities available for sale	$794,645	$123	$794,522	$—
Derivative assets - interest rate swaps	$2,804	$—	$2,804	$—
Liabilities
Derivative liabilities - interest rate swaps	$2,804	$—	$2,804	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$35,577	$15,676	$19,901	$—
Municipal securities	220,993	—	220,993	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	352,024	—	352,024	—
Commercial	179,011	—	179,011	—
Collateralized loan obligations	15,097	—	15,097	—
Corporate obligations	9,113	—	9,113	—
Other securities	54	54	—	—
Total investment securities available for sale	$811,869	$15,730	$796,139	$—
Derivative assets - interest rate swaps	$543	$—	$543	$—
Liabilities
Derivative liabilities - interest rate swaps	$543	$—	$543	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015.

The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015 and the net losses (gains) recorded in earnings during years ended December 31, 2016 and 2015.

	Basis(1)	Fair Value at December 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$205	$200	$—	$—	$200	$5
Owner-occupied commercial real estate	780	603	—	—	603	(145)
Total commercial business	985	803	—	—	803	(140)
Real estate construction and land development:
One-to-four family residential	828	822	—	—	822	(23)
Total real estate construction and land development	828	822	—	—	822	(23)
Consumer	16	9	—	—	9	6
Total assets measured	$1,829	$1,634	$—	$—	$1,634	$(157)

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2015
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2015
	(In thousands)
Impaired loans:
Total assets measured at fair value on a nonrecurring basis (2)	$1,753	$1,719	$—	$—	$1,719	$35

(1)	Basis represents the unpaid principal balance of impaired loans and amortized cost of investment securities held to maturity.

(2)	The only assets measured at December 31, 2015 were one-to-four family residential real estate construction and land development impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015.

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans measured at fair value	$1,634	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 63.9%; 20.4%

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans measured at fair value	$1,719	Market approach	Adjustment for differences between the comparable sales	(30.0%) - 63.9%; 24.5%

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

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,745	$103,745	$103,745	$—	$—
Investment securities available for sale	794,645	794,645	123	794,522	—
Federal Home Loan Bank stock	7,564	N/A	N/A	N/A	N/A
Loans held for sale	11,662	11,988	—	11,988	—
Total loans receivable, net of allowance for loan losses	2,609,666	2,675,811	—	—	2,675,811
Accrued interest receivable	10,925	10,925	3	3,472	7,450
Derivative assets - interest rate swaps	2,804	2,804	—	2,804	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,872,247	$2,872,247	$2,872,247	$—	$—
Certificate of deposit accounts	357,401	357,536	—	357,536	—
Total deposits	$3,229,648	$3,229,783	$2,872,247	$357,536	$—
Federal Home Loan Bank advances	$79,600	$79,600	$—	$79,600	$—
Securities sold under agreement to repurchase	22,104	22,104	22,104	—	—
Junior subordinated debentures	19,717	15,000	—	—	15,000
Accrued interest payable	215	215	44	142	29
Derivative liabilities - interest rate swaps	2,804	2,804	—	2,804	—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$126,640	$126,640	$126,640	$—	$—
Other interest earning deposits	6,719	6,723	—	6,723	—
Investment securities available for sale	811,869	811,869	15,730	796,139	—
Federal Home Loan Bank stock	4,148	N/A	N/A	N/A	N/A
Loans held for sale	7,682	7,883	—	7,883	—
Loans receivable, net of allowance for loan losses	2,372,296	2,441,531	—	—	2,441,531
Accrued interest receivable	10,469	10,469	5	3,335	7,129
Derivative assets-interest rate swaps	543	543	—	543	—
Financial Liabilities:
Deposits:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,687,954	$2,687,954	$2,687,954	$—	$—
Certificate of deposit accounts	420,333	423,352	—	423,352	—
Total deposits	$3,108,287	$3,111,306	$2,687,954	$423,352	$—
Securities sold under agreement to repurchase	$23,214	$23,214	$23,214	$—	$—
Junior subordinated debentures	19,424	15,000	—	—	15,000
Accrued interest payable	207	207	50	133	24
Derivative liabilities-interest rate swaps	543	543	—	543	—
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
Under the Company's stock-based compensation plans, 1,152,935 shares remain available for future issuance as of December 31, 2016.
(a) Stock Option Awards
For the years ended December 31, 2016 and 2015, the Company recognized no compensation expense and no related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been recognized as of December 31, 2014. For the year ended December 31, 2014, the Company recognized compensation expense related to stock options of $20,000, with no related tax benefit. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $177,000, $299,000 and $459,000 respectively. The cash proceeds from options exercised during the years ended December 31, 2016, 2015 and 2014 were $540,000, $751,000 and $915,000, respectively.

The following table summarizes the stock option activity for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2013	194,482	$15.82
Granted (1)	90,248	10.72
Exercised	(84,189)	10.86
Forfeited or expired	(44,134)	22.76
Outstanding at December 31, 2014	156,407	13.59
Exercised	(61,529)	12.15
Forfeited or expired	(15,470)	16.27
Outstanding at December 31, 2015	79,408	14.19
Exercised	(37,713)	14.31
Forfeited or expired	(4,200)	16.80
Outstanding, vested and expected to vest and exercisable at December 31, 2016	37,495	$13.77	2.81	$449

(1)
Options granted during the year ended December 31, 2014 represent only the stock options issued in conjunction with the Washington Banking Merger. See Note (2) Business Combination for additional information. The weighted average exercise price reflects the exchange ratio applied to the original Washington Banking exercise price pursuant to the Merger Agreement.

(b) Restricted and Unrestricted Stock Awards
For the years ended December 31, 2016, 2015 and 2014 the Company recognized compensation expense related to restricted and unrestricted stock awards of $1.8 million, $1.6 million and $1.4 million, respectively, and a related tax benefit of $644,000, $546,000 and $489,000, respectively. As of December 31, 2016, the total unrecognized compensation expense related to non-vested restricted stock awards was $3.1 million and the related weighted average period over which it is expected to be recognized is approximately 2.17 years. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $1.6 million and $1.4 million, respectively.
The following table summarize the restricted and unrestricted stock award activity for the years ended September 30, 2016, 2015 and 2014:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013	202,939	$14.29
Granted	130,548	16.03
Vested	(85,373)	14.37
Forfeited	(9,445)	14.67
Nonvested at December 31, 2014	238,669	15.20
Granted	121,320	16.72
Vested	(92,486)	15.12
Forfeited	(2,982)	15.73
Nonvested at December 31, 2015	264,521	15.92
Granted	121,039	17.60
Vested	(112,516)	15.62
Forfeited	(11,748)	16.62
Nonvested at December 31, 2016	261,296	$16.80

(21)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current tax expense	$6,885	$9,760	$9,992
Deferred tax expense (benefit)	6,918	4,058	(3,087)
Income tax expense	$13,803	$13,818	$6,905
A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax expense at Federal statutory rate	$18,452	$17,957	$9,772
Tax-exempt instruments	(3,198)	(2,482)	(1,547)
Non-deductible acquisition costs	—	—	373
Federal tax credits and other benefits (1)	(931)	(880)	(830)
Effects of BOLI	(511)	(474)	(159)
Tax resolutions (2)	—	(300)	(728)
Other, net	(9)	(3)	24
Income tax expense	$13,803	$13,818	$6,905

(1)
Federal tax credits are provided for under the NMTC program and LIHTC programs as described in Note (15) Commitments and Contingencies. Tax benefits related to these credits were recognized for financial reporting purposes in the same period that the credits were recognized in the Company's income tax returns. Other benefits include the proportional amortization of the LIHTC of $523,000, $209,000 and $53,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$4,739	$6,317
Accrued compensation	2,685	1,011
Stock compensation	910	890
Net unrealized losses charged to other comprehensive income on securities	1,388	—
Market discount on purchased loans	10,506	15,562
Foregone interest on nonaccrual loans	1,536	2,665
Net operating loss carryforward acquired from NCB	483	518
Difference in amounts reflected in financial statements and income tax basis of certain liabilities assumed in business combinations	37	89
Other deferred tax assets	1,446	1,503
Total deferred tax assets	23,730	28,555
Deferred tax liabilities:
Deferred loan fees, net	(3,736)	(3,489)
Premises and equipment	(1,660)	(1,853)
FHLB stock	(926)	(926)
Net unrealized gains charged to other comprehensive income on securities	—	(1,389)
Goodwill and other intangible assets	(740)	(1,021)
Federal tax credits	(1,314)	(876)
Junior subordinated debentures	(2,122)	(2,225)
Other deferred tax liabilities	(1,223)	(627)
Total deferred tax liabilities	(11,721)	(12,406)
Deferred income tax asset, net	$12,009	$16,149
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
The Company had a net operating loss carryforward of $1.4 million and $1.5 million at December 31, 2016 and 2015, respectively, that will expire in 2033. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. A tax planning strategy has been developed that management believes will enable the Company to deduct all of the net operating loss carryforwards prior to the expiration date. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2016, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2016, 2015, 2014 and 2013.

(22)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,688	4.5%	N/A	N/A	$362,350	11.4%
Tier 1 leverage capital to average assets	148,144	4.0	N/A	N/A	381,989	10.3
Tier 1 capital to risk-weighted assets	190,250	6.0	N/A	N/A	381,989	12.0
Total capital to risk-weighted assets	253,667	8.0	N/A	N/A	413,320	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,573	4.5	205,938	6.5	369,915	11.7
Tier 1 leverage capital to average assets	148,024	4.0	185,030	5.0	369,915	10.0
Tier 1 capital to risk-weighted assets	190,097	6.0	253,462	8.0	369,915	11.7
Total capital to risk-weighted assets	253,462	8.0	316,828	10.0	401,168	12.7
As of December 31, 2015:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$129,673	4.5%	N/A	N/A	$345,993	12.0%
Tier 1 leverage capital to average assets	140,395	4.0	N/A	N/A	365,232	10.4
Tier 1 capital to risk-weighted assets	172,897	6.0	N/A	N/A	365,232	12.7
Total capital to risk-weighted assets	230,530	8.0	N/A	N/A	395,148	13.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	129,633	4.5	187,248	6.5	358,600	12.5
Tier 1 leverage capital to average assets	140,331	4.0	175,414	5.0	358,600	10.2
Tier 1 capital to risk-weighted assets	172,844	6.0	230,459	8.0	358,600	12.5
Total capital to risk-weighted assets	230,459	8.0	288,074	10.0	388,516	13.5
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

The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. The new capital conservation buffer requirement began to be phased-in on January 1, 2016 at 0.625% of risk-weighted assets, and will continue to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At December 31, 2016, the capital conservation buffer was 5.04% and 4.66% for the Company and the Bank, respectively.

(23)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Cash and interest earning deposits	$10,568	$6,722
Investment in subsidiary bank	489,388	482,749
Other assets	2,601	1,185
Total assets	$502,557	$490,656
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$19,717	$19,424
Other liabilities	1,077	1,262
Total stockholders’ equity	481,763	469,970
Total liabilities and stockholders’ equity	$502,557	$490,656

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
INTEREST INCOME:
Interest and dividends on interest earning deposits and other assets	$34	$28	$17
Total interest income	34	28	17
INTEREST EXPENSE:
Junior subordinated debentures	880	827	458
Total interest expense	880	827	458
Net interest (expense) income	(846)	(799)	(441)
NONINTEREST INCOME:
Dividends from subsidiary banks	30,000	22,000	66,300
Equity in (excess distributed) undistributed income of subsidiary banks	11,848	18,131	(40,737)
Other income	—	—	3
Total noninterest income	41,848	40,131	25,566
NONONTEREST EXPENSE:
Professional services	385	263	2,943
Other expense	3,437	3,120	3,109
Total noninterest expense	3,822	3,383	6,052
Income before income taxes	37,180	35,949	19,073
Income tax benefit	(1,738)	(1,540)	(1,941)
Net income	$38,918	$37,489	$21,014

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$38,918	$37,489	$21,014
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in excess of (undistributed) distributed income of subsidiary bank	(11,848)	(18,131)	40,737
Net excess tax benefit from exercise of stock options and vesting of restricted stock	(123)	(140)	(118)
Restricted stock compensation expense	1,840	1,555	1,395
Stock option compensation expense	—	—	20
Net change in other assets and liabilities	(1,141)	(125)	817
Net cash provided by operating activities	27,646	20,648	63,865
Cash flows from investing activities:
Investment in subsidiary	—	—	(43,215)
Net cash used in investing activities	—	—	(43,215)
Cash flows from financing activities:
Common stock cash dividends paid	(21,569)	(15,916)	(12,892)
Proceeds from exercise of stock options	540	751	915
Net excess tax benefit (deficiencies) from exercise of stock options and vesting of restricted stock	123	140	118
Repurchase of common stock	(2,894)	(7,736)	(2,601)
Net cash used in financing activities	(23,800)	(22,761)	(14,460)
Net increase (decrease) in cash and cash equivalents	3,846	(2,113)	6,190
Cash and cash equivalents at beginning of year	6,722	8,835	2,645
Cash and cash equivalents at end of year	$10,568	$6,722	$8,835

(24)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,235	$34,592	$35,114	$34,571
Interest expense	1,475	1,507	1,508	1,516
Net interest income	32,760	33,085	33,606	33,055
Provision for loan losses	1,139	1,120	1,495	1,177
Net interest income after provision for loan losses	31,621	31,965	32,111	31,878
Noninterest income	6,990	6,576	9,867	8,186
Noninterest expense	26,369	26,477	26,818	26,809
Income before provision for income taxes	12,242	12,064	15,160	13,255
Income tax expense	3,151	3,169	4,121	3,362
Net income	$9,091	$8,895	$11,039	$9,893
Basic earnings per common share	$0.30	$0.30	$0.37	$0.33
Diluted earnings per common share	0.30	0.30	0.37	0.33
Cash dividends declared on common stock	0.11	0.12	0.12	0.37

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,249	$33,990	$33,484	$34,016
Interest expense	1,575	1,520	1,544	1,481
Net interest income	32,674	32,470	31,940	32,535
Provision for loan losses	1,208	1,189	851	1,124
Net interest income after provision for loan losses	31,466	31,281	31,089	31,411
Noninterest income	8,345	6,881	9,544	7,498
Noninterest expense	26,038	26,079	27,322	26,769
Income before provision for income taxes	13,773	12,083	13,311	12,140
Income tax expense	3,994	3,358	3,819	2,647
Net income	$9,779	$8,725	$9,492	$9,493
Basic earnings per common share	$0.32	$0.29	$0.32	$0.32
Diluted earnings per common share	0.32	0.29	0.32	0.32
Cash dividends declared on common stock	0.10	0.11	0.11	0.21

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, and their report is included in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on May 3, 2017 (“Proxy Statement”).
For information regarding the executive officers of the Company, see “Item 1. Business—Executive Officers.”
The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Proxy Statement.
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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes the consolidated activity within the Company’s stock option plans as of December 31, 2016, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	261,296	37,495	$13.77	1,152,935
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
Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that 13 of our 14 directors are independent. Directors Altom, Brown, Charneski, Christensen, Crawford, Clees, Ellwanger, Gavin, Lyon, Miller, Pickering, Severns, and Watson are all independent.  Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank, is not independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 4—Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

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
(3) Exhibits: Included in schedule below.

Exhibit No.	Description of Exhibit
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition (1)

2.2	Purchase and Assumption Agreement for Pierce Acquisition (2)

2.3	Definitive Agreement for Valley Acquisition (3)

2.4	Agreement and Plan of Merger with Washington Banking Company (4)

3.1	Articles of Incorporation (5)

3.2	Amended and Restated Bylaws of the Company (6)

10.1	1998 Stock Option and Restricted Stock Award Plan (7)

10.2	1997 Stock Option and Restricted Stock Award Plan (8)

10.3	2002 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (9)

10.4	2006 Incentive Stock Option Plan, Director Nonqualified Stock Option Plan, and Restricted Stock Option Plan (10)

10.5	Annual Incentive Compensation Plan (11)

10.6	2010 Omnibus Equity Plan (12)

10.7	2014 Omnibus Equity Plan (13)

10.8	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.9	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.11	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.12	Form of Cash Incentive Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.13	Form of Incentive Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (14)

10.14	Deferred Compensation Plan and Participation Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.15	Employment Agreements by and between Heritage and each of Brian L. Vance, Jeffrey J. Deuel and Donald J. Hinson (15)

10.16	Employment Agreement and Deferred Compensation Participation Agreement by and between Heritage and David A. Spurling (16)

10.17	Employment Agreement by and between Heritage and Bryan McDonald (17)

10.18	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald (18)

10.19	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling (19)

Exhibit No.	Description of Exhibit
10.20	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling (20)

11.0	Statement regarding computation of earnings per share (21)

14.0	Code of Ethics and Conduct Policy (22)

21.0	Subsidiaries of the Company (11)

23.0	Consent of Independent Registered Public Accounting Firm (11)

24.0	Power of Attorney (11)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

101
The following materials from Heritage Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity; (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

(6)	Incorporated by reference to the Current Report on Form 8-K dated April 30, 2014 and October 3, 2016.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-71415).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 333-57513).

(9)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-88980; 333-88982; 333-88976).

(10)	Incorporated by reference to the Registration Statements on Form S-8 (Reg. No. 333-134473; 333-134474; 333-134475).

(11)	Filed herewith.

(12)	Incorporated by reference to the Registration Statement on Form S-8 (Reg. No. 33-167146).

(13)
Incorporated by reference to Heritage Financial Corporation's definitive proxy statement dated June 11, 2014; as amended, said Amendment being incorporated by reference to the Current Report on Form 8-K dated February 1, 2017.

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014 and on Form 8-K dated February 1, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012 and December 22, 2016.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014 and December 22, 2016.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015 and Form 8-K dated December 22, 2016.

(19)	Incorporated by reference to the Current Report on Form 10-Q updated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015 and Form 8-K dated December 22, 2016.

(21)	Reference is made to Note (17)—Stockholders' Equity in the Notes to Consolidated Financial Statements under Part II. Item 8. herein.

(22)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Investor Information: Corporate Governance.

ITEM 16.     FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2017.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2017.

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
March 9, 2017