Form 10-Q
period 2017-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2017-05-02
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1857900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Fifth Avenue SW, Olympia, WA	98501
(Address of principal executive offices)	(Zip Code)
(360) 943-1500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of April 27, 2017 there were 29,942,142 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
March 31, 2017

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2016.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$74,659	$77,117
Interest earning deposits	29,713	26,628
Cash and cash equivalents	104,372	103,745
Investment securities available for sale, at fair value	783,021	794,645
Loans held for sale	9,889	11,662
Loans receivable, net	2,663,704	2,640,749
Allowance for loan losses	(31,594)	(31,083)
Total loans receivable, net	2,632,110	2,609,666
Other real estate owned	786	754
Premises and equipment, net	61,062	63,911
Federal Home Loan Bank stock, at cost	7,317	7,564
Bank owned life insurance	70,741	70,355
Accrued interest receivable	11,237	10,925
Prepaid expenses and other assets	78,999	79,351
Other intangible assets, net	7,050	7,374
Goodwill	119,029	119,029
Total assets	$3,885,613	$3,878,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,243,415	$3,229,648
Federal Home Loan Bank advances	66,750	79,600
Junior subordinated debentures	19,790	19,717
Securities sold under agreement to repurchase	21,440	22,104
Accrued expenses and other liabilities	45,022	46,149
Total liabilities	3,396,417	3,397,218
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,942,142 and 29,954,931 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	359,298	359,060
Retained earnings	131,031	125,309
Accumulated other comprehensive income, net	(1,133)	(2,606)
Total stockholders’ equity	489,196	481,763
Total liabilities and stockholders’ equity	$3,885,613	$3,878,981
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$30,485	$30,177
Taxable interest on investment securities	3,049	2,796
Nontaxable interest on investment securities	1,268	1,171
Interest and dividends on other interest earning assets	61	91
Total interest income	34,863	34,235
INTEREST EXPENSE
Deposits	1,266	1,254
Junior subordinated debentures	238	210
Other borrowings	213	11
Total interest expense	1,717	1,475
Net interest income	33,146	32,760
Provision for loan losses	867	1,139
Net interest income after provision for loan losses	32,279	31,621
NONINTEREST INCOME
Service charges and other fees	4,213	3,356
Gain on sale of investment securities, net	—	560
Gain on sale of loans, net	1,195	729
Interest rate swap fees	133	136
Other income	1,808	2,209
Total noninterest income	7,349	6,990
NONINTEREST EXPENSE
Compensation and employee benefits	16,024	15,121
Occupancy and equipment	3,810	3,836
Data processing	1,915	1,792
Marketing	807	728
Professional services	1,009	845
State and local taxes	549	607
Federal deposit insurance premium	300	492
Other real estate owned, net	31	411
Amortization of intangible assets	324	335
Other expense	2,454	2,202
Total noninterest expense	27,223	26,369
Income before income taxes	12,405	12,242
Income tax expense	3,089	3,151
Net income	$9,316	$9,091
Basic earnings per common share	$0.31	$0.30
Diluted earnings per common share	$0.31	$0.30
Dividends declared per common share	$0.12	$0.11
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$9,316	$9,091
Change in fair value of investment securities available for sale, net of tax of $794 and $3,285, respectively	1,473	6,075
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0 and $(196), respectively	—	(364)
Other comprehensive income	1,473	5,711
Comprehensive income	$10,789	$14,802
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted and unrestricted stock awards granted, net of forfeitures	98	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	10	142	—	—	142
Restricted stock compensation expense	—	445	—	—	445
Net excess tax benefits from vesting of restricted stock	—	23	—	—	23
Common stock repurchased	(111)	(1,903)	—	—	(1,903)
Net income	—	—	9,091	—	9,091
Other comprehensive income, net of tax	—	—	—	5,711	5,711
Cash dividends declared on common stock ($0.11 per share)	—	—	(3,298)	—	(3,298)
Balance at March 31, 2016	29,972	$358,158	$113,753	$8,270	$480,181

Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(5)	—	—	—	—
Exercise of stock options	8	109	—	—	109
Restricted stock compensation expense	—	510	—	—	510
Common stock repurchased	(16)	(381)	—	—	(381)
Net income	—	—	9,316	—	9,316
Other comprehensive income, net of tax	—	—	—	1,473	1,473
Cash dividends declared on common stock ($0.12 per share)	—	—	(3,594)	—	(3,594)
Balance at March 31, 2017	29,942	$359,298	$131,031	$(1,133)	$489,196
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,316	$9,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,808	3,313
Changes in net deferred loan costs, net of amortization	(338)	(377)
Provision for loan losses	867	1,139
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	802	(881)
Restricted stock compensation expense	510	445
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	(23)
Amortization of intangible assets	324	335
Gain on sale of investment securities, net	—	(560)
Origination of loans held for sale	(27,209)	(23,186)
Gain on sale of loans, net	(1,195)	(729)
Proceeds from sale of loans	35,956	24,561
Earnings on bank owned life insurance	(375)	(362)
Valuation adjustment on other real estate owned	—	312
Gain on sale of other real estate owned, net	—	(10)
Loss on sale or write-off of furniture, equipment and leasehold improvements	3	—
Net cash provided by operating activities	21,469	13,068
Cash flows from investing activities:
Loans originated, net of principal payments	(28,784)	(58,599)
Maturities of other interest earning deposits	—	1,248
Maturities, calls and payments of investment securities available for sale	20,094	23,047
Purchase of investment securities available for sale	(7,932)	(76,580)
Purchase of premises and equipment	(847)	(290)
Proceeds from sales of other real estate owned	—	543
Proceeds from sales of investment securities available for sale	—	50,440
Proceeds from redemption of FHLB stock	7,682	—
Purchases of FHLB stock	(7,435)	(232)
Investment in low-income housing tax credit partnership	(7)	—
Net cash used in investing activities	(17,229)	(60,423)
Cash flows from financing activities:
Net increase in deposits	13,767	22,642
FHLB advances	184,600	—
Repayments of FHLB advances	(197,450)	—
Common stock cash dividends paid	(3,594)	(3,298)
Net decrease in securities sold under agreement to repurchase	(664)	(2,872)
Proceeds from exercise of stock options	109	142
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	23
Repurchase of common stock	(381)	(1,903)
Net cash (used in) provided by financing activities	(3,613)	14,734

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net increase (decrease) in cash and cash equivalents	627	(32,621)
Cash and cash equivalents at beginning of period	103,745	126,640
Cash and cash equivalents at end of period	$104,372	$94,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,775	$1,483
Cash paid for income taxes	—	—

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$32	$652
Transfers of loans receivable to loans held for sale	5,779	—
Transfers of premises and equipment, net to prepaid expenses and other assets for properties held for sale	2,687	—
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 59 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
The Company has expanded its footprint through mergers and acquisitions. The largest of these transactions was the strategic merger with Washington Banking Company (“Washington Banking”) and its wholly owned subsidiary bank, Whidbey Island Bank ("Whidbey"). Effective May 1, 2014, Washington Banking merged with and into Heritage and Whidbey merged with and into Heritage Bank and this transaction is referred to herein as the "Washington Banking Merger". In connection with the Washington Banking Merger, Heritage also acquired as a subsidiary the Washington Banking Master Trust, a Delaware statutory business trust ('Trust"). Pursuant to the merger agreement, Heritage assumed the performance and observance of the covenants to be performed by Washington Banking under an indenture relating to $25.0 million in trust preferred securities issued in 2007 and the due and punctual payment of the principal of and premium and interest on such trust preferred securities. For additional information, see Note (8) Junior Subordinated Debentures.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2016 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2016 Annual Form 10-K, except for the issuance of restricted stock units, including grants subject to performance-based and market-based vesting conditions, during the quarter ended March 31, 2017.
Stock-Based Compensation
Compensation cost is recognized for stock options, restricted stock awards, and restricted stock units issued to employees and directors, based on the fair value of these awards at the date of grant. The fair value of stock options granted would be estimated on the date of grant using the Black-Scholes-Merton option pricing model. The market price of the Company’s common stock at the date of grant is used for the restricted stock awards and restricted stock units. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis.

Certain restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock units are expected to vest. The fair value of these restricted stock unit grants subject to market-based performance criteria is estimated as of the grant date using a Monte Carlo simulation pricing model.
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
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.  The Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $14.7 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016.  The Company does not expect the adoption of this amendment will have a significant impact to its Condensed Consolidated Financial Statements.
FASB ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, was issued in March 2016 and it clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to principal versus agent considerations. The Update addresses identifying the unit of account and nature of the goods or services as well as applying the control principle and interactions with the control principle. The amendments to the Update do not change the core principle of the guidance. The effective date, transition requirements and impact on the Company's Condensed Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.
FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016, including interim periods within those annual periods with early adoption permitted. Certain amendments will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments will be applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company adopted this standard during this quarter ended March 31, 2017 with an effective date of January 1, 2017. The Company made an accounting policy election to account for forfeitures as they occur and this change resulted in a cumulative adjustment that was immaterial to all periods presented. Changes to the statement of cash flows have been applied prospectively beginning in this quarter ended March 31, 2017 and we recorded an excess tax benefit of $138,000 in our current quarter income tax provision expense. Adoption of all other changes did not have a material impact on the Condensed Consolidated Financial Statements.
FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued in April 2016 which clarifies the implementation guidance of the above-mentioned FASB ASU 2014-09 as it relates to identifying performance obligations and licensing. The effective date, transition requirements and impact on the Company's Condensed Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.
FASB ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-scope Improvements and Practical Expedients, was issued in May 2016. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update affect only the narrow aspects of Topic 606. The effective date, transition requirements and impact on the Company's Condensed Consolidated Financial Statements for this Update are the same as those described in FASB ASU 2015-14 above.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date.
FASB ASU 2016-15, Statement of Cash Flows (Topic 213): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. The Company has evaluated the new guidance and does not anticipate that its adoption of this Update on January 1, 2018 will have a significant impact on its Condensed Consolidated Financial Statements.
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
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. Under the amendments, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  The Update is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company does not expect the Update will have a material impact on its Condensed Consolidated Financial Statements.

(2)	Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities. As of March 31, 2017, all the Bank's securities were classified as available for sale.

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$1,561	$4	$—	$1,565
Municipal securities	239,218	3,161	(1,875)	240,504
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	294,094	1,239	(2,228)	293,105
Commercial	207,242	564	(3,112)	204,694
Collateralized loan obligations	10,186	10	(14)	10,182
Corporate obligations	17,603	219	(2)	17,820
Other securities	14,844	307	—	15,151
Total	$784,748	$5,504	$(7,231)	$783,021

December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$1,563	$6	$—	$1,569
Municipal securities	237,305	2,427	(2,476)	237,256
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	310,391	985	(2,200)	309,176
Commercial	211,259	599	(3,540)	208,318
Collateralized loan obligations	10,505	4	(31)	10,478
Corporate obligations	16,611	104	(9)	16,706
Other securities	11,005	156	(19)	11,142
Total	$798,639	$4,281	$(8,275)	$794,645

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at March 31, 2017 or December 31, 2016.
The amortized cost and fair value of investment securities available for sale at March 31, 2017, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$7,479	$7,528
Due after one year through five years	128,268	129,246
Due after five years through ten years	256,597	255,550
Due after ten years	392,359	390,585
Investment securities with no stated maturities	45	112
Total	$784,748	$783,021

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2017 and December 31, 2016 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$—	$—	$—	$—	$—	$—
Municipal securities	71,800	(1,875)	—	—	71,800	(1,875)
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	169,599	(2,160)	10,138	(68)	179,737	(2,228)
Commercial	149,530	(2,989)	10,908	(123)	160,438	(3,112)
Collateralized loan obligations	—	—	2,987	(14)	2,987	(14)
Corporate obligations	1,006	(2)	—	—	1,006	(2)
Other Securities	—	—	—	—	—	—
Total	$391,935	$(7,026)	$24,033	$(205)	$415,968	$(7,231)

December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$—	$—	$—	$—	$—	$—
Municipal securities	90,188	(2,476)	—	—	90,188	(2,476)
Mortgage backed securities and collateralized mortgage obligations(1):
Residential	181,562	(2,148)	10,854	(52)	192,416	(2,200)
Commercial	157,055	(3,446)	12,597	(94)	169,652	(3,540)
Collateralized loan obligations	2,976	(1)	2,969	(30)	5,945	(31)
Corporate obligations	4,032	(9)	—	—	4,032	(9)
Other Securities	6,998	(19)	—	—	6,998	(19)
Total	$442,811	$(8,099)	$26,420	$(176)	$469,231	$(8,275)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of March 31, 2017 and December 31, 2016 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. None of the underlying issuers of the municipal securities had credit ratings that were below investment grade levels at March 31, 2017 or December 31, 2016. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
For the three months ended March 31, 2017 and 2016, there were no investment securities determined to be other-than-temporarily impaired.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$209,043	$209,980	$214,834	$215,247
Repurchase agreements	28,573	28,430	29,481	29,294
Other securities pledged	3,545	3,553	3,557	3,546
Total	$241,161	$241,963	$247,872	$248,087

(3)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred loan origination fees and costs because they are insignificant.
Loans acquired in a business combination may be further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as PCI loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and are referred to as "non-PCI" loans.
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

Loans receivable at March 31, 2017 and December 31, 2016 consisted of the following portfolio segments and classes:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$636,286	$637,773
Owner-occupied commercial real estate	569,316	558,035
Non-owner occupied commercial real estate	874,218	880,880
Total commercial business	2,079,820	2,076,688
One-to-four family residential	78,509	77,391
Real estate construction and land development:
One-to-four family residential	52,134	50,414
Five or more family residential and commercial properties	125,784	108,764
Total real estate construction and land development	177,918	159,178
Consumer	324,767	325,140
Gross loans receivable	2,661,014	2,638,397
Net deferred loan costs	2,690	2,352
Loans receivable, net	2,663,704	2,640,749
Allowance for loan losses	(31,594)	(31,083)
Total loans receivable, net	$2,632,110	$2,609,666
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State, and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The Washington Banking Merger allowed the expansion of the Company's market area north of Seattle, Washington to the Canadian border. The majority of the Company’s loan portfolio consists of (in order of balances at March 31, 2017) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of March 31, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$599,279	$9,882	$27,125	$—	$636,286
Owner-occupied commercial real estate	544,317	5,259	19,740	—	569,316
Non-owner occupied commercial real estate	841,332	14,470	18,416	—	874,218
Total commercial business	1,984,928	29,611	65,281	—	2,079,820
One-to-four family residential	77,155	—	1,354	—	78,509
Real estate construction and land development:
One-to-four family residential	46,866	497	4,771	—	52,134
Five or more family residential and commercial properties	122,769	1,140	1,875	—	125,784
Total real estate construction and land development	169,635	1,637	6,646	—	177,918
Consumer	319,596	—	5,171	—	324,767
Gross loans receivable	$2,551,314	$31,248	$78,452	$—	$2,661,014

	December 31, 2016
	Pass	OAEM	Substandard	Doubtful	Total
	(In thousands)
Commercial business:
Commercial and industrial	$601,273	$5,048	$31,452	$—	$637,773
Owner-occupied commercial real estate	532,585	4,437	21,013	—	558,035
Non-owner occupied commercial real estate	841,383	14,573	24,924	—	880,880
Total commercial business	1,975,241	24,058	77,389	—	2,076,688
One-to-four family residential	76,020	—	1,371	—	77,391
Real estate construction and land development:
One-to-four family residential	44,752	500	5,162	—	50,414
Five or more family residential and commercial properties	105,723	1,150	1,891	—	108,764
Total real estate construction and land development	150,475	1,650	7,053	—	159,178
Consumer	320,140	—	5,000	—	325,140
Gross loans receivable	$2,521,876	$25,708	$90,813	$—	$2,638,397

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of March 31, 2017 and December 31, 2016 were $82.8 million and $87.8 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $1.4 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$3,378	$3,531
Owner-occupied commercial real estate	3,856	3,728
Non-owner occupied commercial real estate	1,297	1,321
Total commercial business	8,531	8,580
One-to-four family residential	90	94
Real estate construction and land development:
One-to-four family residential	2,008	2,008
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	2,008	2,008
Consumer	248	227
Nonaccrual loans	$10,877	$10,909
The Company had $1.7 million and $2.8 million of nonaccrual loans guaranteed by governmental agencies at March 31, 2017 and December 31, 2016, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,536	$1,758	$3,294	$632,992	$636,286
Owner-occupied commercial real estate	674	1,788	2,462	566,854	569,316
Non-owner occupied commercial real estate	3,435	—	3,435	870,783	874,218
Total commercial business	5,645	3,546	9,191	2,070,629	2,079,820
One-to-four family residential	468	—	468	78,041	78,509
Real estate construction and land development:
One-to-four family residential	830	865	1,695	50,439	52,134
Five or more family residential and commercial properties	—	—	—	125,784	125,784
Total real estate construction and land development	830	865	1,695	176,223	177,918
Consumer	2,406	567	2,973	321,794	324,767
Gross loans receivable	$9,349	$4,978	$14,327	$2,646,687	$2,661,014

	December 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,687	$1,733	$4,420	$633,353	$637,773
Owner-occupied commercial real estate	1,807	2,915	4,722	553,313	558,035
Non-owner occupied commercial real estate	733	—	733	880,147	880,880
Total commercial business	5,227	4,648	9,875	2,066,813	2,076,688
One-to-four family residential	523	—	523	76,868	77,391
Real estate construction and land development:
One-to-four family residential	90	2,008	2,098	48,316	50,414
Five or more family residential and commercial properties	—	377	377	108,387	108,764
Total real estate construction and land development	90	2,385	2,475	156,703	159,178
Consumer	2,292	105	2,397	322,743	325,140
Gross loans receivable	$8,132	$7,138	$15,270	$2,623,127	$2,638,397

There were no loans 90 days or more past due that were still accruing interest as of March 31, 2017 or December 31, 2016, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of March 31, 2017 and December 31, 2016 are set forth in the following tables.

	March 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,580	$8,463	$10,043	$10,923	$1,204
Owner-occupied commercial real estate	1,097	3,797	4,894	5,115	747
Non-owner occupied commercial real estate	4,852	6,545	11,397	11,488	922
Total commercial business	7,529	18,805	26,334	27,526	2,873
One-to-four family residential	—	314	314	319	98
Real estate construction and land development:
One-to-four family residential	2,736	—	2,736	3,421	—
Five or more family residential and commercial properties	—	1,071	1,071	1,071	66
Total real estate construction and land development	2,736	1,071	3,807	4,492	66
Consumer	48	262	310	328	62
Total	$10,313	$20,452	$30,765	$32,665	$3,099

	December 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,739	$10,636	$12,375	$13,249	$1,199
Owner-occupied commercial real estate	1,150	3,574	4,724	5,107	511
Non-owner occupied commercial real estate	4,905	6,413	11,318	11,386	797
Total commercial business	7,794	20,623	28,417	29,742	2,507
One-to-four family residential	—	321	321	325	97
Real estate construction and land development:
One-to-four family residential	2,243	828	3,071	3,755	6
Five or more family residential and commercial properties	—	1,079	1,079	1,079	60
Total real estate construction and land development	2,243	1,907	4,150	4,834	66
Consumer	48	262	310	325	64
Total	$10,085	$23,113	$33,198	$35,226	$2,734

The Company had governmental guarantees of $2.4 million and $3.5 million related to the impaired loan balances at March 31, 2017 and December 31, 2016, respectively.
The average recorded investment of impaired loans for the three months ended March 31, 2017 and 2016 are set forth in the following table.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Commercial business:
Commercial and industrial	$9,834	$9,706
Owner-occupied commercial real estate	4,017	4,761
Non-owner occupied commercial real estate	11,265	11,179
Total commercial business	25,116	25,646
One-to-four family residential	317	273
Real estate construction and land development:
One-to-four family residential	2,904	3,550
Five or more family residential and commercial properties	1,075	1,980
Total real estate construction and land development	3,979	5,530
Consumer	289	573
Total	$29,701	$32,022
For the three months ended March 31, 2017 and 2016, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2017 and 2016, the Bank recorded $365,000 and $178,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$19,888	$6,302	$22,288	$6,900
Allowance for loan losses on TDR loans	2,104	417	1,965	437

The unfunded commitment to borrowers related to TDRs was $482,000 and $249,000 at March 31, 2017 and December 31, 2016, respectively.
Loans that were modified as TDRs during the three months ended March 31, 2017 and 2016 are set forth in the following tables:

	Three Months Ended March 31,
	2017		2016
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$3,245	9	$1,918
Owner-occupied commercial real estate	1	56	—	—
Non-owner occupied commercial real estate	1	184	1	1,118
Total commercial business	10	3,485	10	3,036
Real estate construction and land development:
One-to-four family residential	2	1,143	5	2,390
Total real estate construction and land development	2	1,143	5	2,390
Consumer	1	9	3	41
Total TDR loans	13	$4,637	18	$5,467

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2017 and 2016.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the 13 loans modified during the three months ended March 31, 2017, eight loans with a total outstanding principal balance of $2.7 million had no prior modifications. Of the 18 loans modified during the three months ended March 31, 2016, eight loans with a total outstanding principal balance of $1.5 million had no prior modifications. The remaining loans included in the table above for the three months ended March 31, 2017 and 2016 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor these TDRs despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at March 31, 2017 was $459,000 for loans that were modified as TDRs during the three months ended March 31, 2017.
There was one commercial and industrial loan of $234,000 at March 31, 2017 that was modified during the previous twelve months that subsequently defaulted during the three months ended March 31, 2017 because the borrower was 90 days delinquent on his scheduled payment. There were no loans that were modified during the previous twelve months that subsequently defaulted during the three months ended March 31, 2016.

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
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$12,318	$8,427	$13,067	$9,317
Owner-occupied commercial real estate	17,088	15,506	17,639	15,973
Non-owner occupied commercial real estate	18,652	17,214	25,037	23,360
Total commercial business	48,058	41,147	55,743	48,650
One-to-four family residential	4,699	4,498	5,120	4,905
Real estate construction and land development:
One-to-four family residential	2,880	2,069	2,958	2,123
Five or more family residential and commercial properties	2,589	2,470	2,614	2,488
Total real estate construction and land development	5,469	4,539	5,572	4,611
Consumer	4,544	5,595	5,296	6,282
Gross PCI loans	$62,770	$55,779	$71,731	$64,448

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$13,860	$17,592
Accretion	(994)	(1,417)
Disposal and other	(490)	(1,609)
Change in accretable yield	756	1,710
Balance at the end of the period	$13,132	$16,276

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2017:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2017
Commercial business:
Commercial and industrial	$10,968	$(295)	$223	$(805)	$10,091
Owner-occupied commercial real estate	3,661	(7)	149	413	4,216
Non-owner occupied commercial real estate	7,753	—	—	(152)	7,601
Total commercial business	22,382	(302)	372	(544)	21,908
One-to-four family residential	1,015	—	—	37	1,052
Real estate construction and land development:
One-to-four family residential	797	—	10	(16)	791
Five or more family residential and commercial properties	1,359	—	—	187	1,546
Total real estate construction and land development	2,156	—	10	171	2,337
Consumer	5,024	(543)	107	607	5,195
Unallocated	506	—	—	596	1,102
Total	$31,083	$(845)	$489	$867	$31,594

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of March 31, 2017.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,204	$7,236	$1,651	$10,091
Owner-occupied commercial real estate	747	2,190	1,279	4,216
Non-owner occupied commercial real estate	922	4,956	1,723	7,601
Total commercial business	2,873	14,382	4,653	21,908
One-to-four family residential	98	690	264	1,052
Real estate construction and land development:
One-to-four family residential	—	543	248	791
Five or more family residential and commercial properties	66	1,355	125	1,546
Total real estate construction and land development	66	1,898	373	2,337
Consumer	62	4,126	1,007	5,195
Unallocated	—	1,102	—	1,102
Total	$3,099	$22,198	$6,297	$31,594
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,043	$617,816	$8,427	$636,286
Owner-occupied commercial real estate	4,894	548,916	15,506	569,316
Non-owner occupied commercial real estate	11,397	845,607	17,214	874,218
Total commercial business	26,334	2,012,339	41,147	2,079,820
One-to-four family residential	314	73,697	4,498	78,509
Real estate construction and land development:
One-to-four family residential	2,736	47,329	2,069	52,134
Five or more family residential and commercial properties	1,071	122,243	2,470	125,784
Total real estate construction and land development	3,807	169,572	4,539	177,918
Consumer	310	318,862	5,595	324,767
Total	$30,765	$2,574,470	$55,779	$2,661,014

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2016.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2016
Commercial business:
Commercial and industrial	$9,972	$(1,178)	$274	$762	$9,830
Owner-occupied commercial real estate	4,370	(52)	—	(33)	4,285
Non-owner occupied commercial real estate	7,722	—	—	(358)	7,364
Total commercial business	22,064	(1,230)	274	371	21,479
One-to-four family residential	1,157	—	1	(71)	1,087
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(237)	804
Five or more family residential and commercial properties	813	(53)	—	307	1,067
Total real estate construction and land development	1,871	(153)	83	70	1,871
Consumer	4,309	(338)	145	640	4,756
Unallocated	345	—	—	129	474
Total	$29,746	$(1,721)	$503	$1,139	$29,667

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2016.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,199	$8,048	$1,721	$10,968
Owner-occupied commercial real estate	511	1,834	1,316	3,661
Non-owner occupied commercial real estate	797	5,142	1,814	7,753
Total commercial business	2,507	15,024	4,851	22,382
One-to-four family residential	97	643	275	1,015
Real estate construction and land development:
One-to-four family residential	6	538	253	797
Five or more family residential and commercial properties	60	1,168	131	1,359
Total real estate construction and land development	66	1,706	384	2,156
Consumer	64	3,912	1,048	5,024
Unallocated	—	506	—	506
Total	$2,734	$21,791	$6,558	$31,083

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$12,375	$616,081	$9,317	$637,773
Owner-occupied commercial real estate	4,724	537,338	15,973	558,035
Non-owner occupied commercial real estate	11,318	846,202	23,360	880,880
Total commercial business	28,417	1,999,621	48,650	2,076,688
One-to-four family residential	321	72,165	4,905	77,391
Real estate construction and land development:
One-to-four family residential	3,071	45,220	2,123	50,414
Five or more family residential and commercial properties	1,079	105,197	2,488	108,764
Total real estate construction and land development	4,150	150,417	4,611	159,178
Consumer	310	318,548	6,282	325,140
Total	$33,198	$2,540,751	$64,448	$2,638,397

(5)	Other Real Estate Owned
Changes in other real estate owned during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$754	$2,019
Additions	32	652
Proceeds from dispositions	—	(543)
Gain (loss) on sales, net	—	10
Valuation adjustment	—	(312)
Balance at the end of the period	$786	$1,826

At March 31, 2017, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $555,000. At March 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loan class in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process was $944,000.

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
There were no additions to goodwill during the three months ended March 31, 2017 and 2016.

At March 31, 2017, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the three months ended March 31, 2017. Similarly, no goodwill impairment charges were required, or recorded, for the three months ended March 31, 2016. Even though there was no goodwill impairment at March 31, 2017, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB and Cowlitz were estimated to be ten, ten, five and nine years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$7,374	$8,789
Less: Amortization	324	335
Balance at the end of the period	$7,050	$8,454

(7)	Other Borrowings
(a) Federal Home Loan Bank Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At March 31, 2017, the Bank maintained a credit facility with the FHLB of Des Moines for $623.9 million and had $66.8 million of short-term FHLB advances outstanding. At December 31, 2016 there were $79.6 million of FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Average balance during the period	$101,130	$—
Maximum month-end balance during the period	$126,300	$—
Weighted average rate during the period	0.81%	—%
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

(b) Federal Funds Purchased

The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of March 31, 2017. The lines generally mature annually or are reviewed annually. As of March 31, 2017 and December 31, 2016, there were no federal funds purchased.

(c) Credit facilities

The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $41.1 million as of March 31, 2017, on which there were no borrowings outstanding as of March 31, 2017 or December 31, 2016. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(8)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the May 1, 2014 merger date.
Washington Banking Master Trust, a Delaware statutory business trust, was a wholly-owned subsidiary of Washington Banking created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking. The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. On the Washington Banking Merger date of May 1, 2014, the Company acquired the Trust, which retained the Washington Banking Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at March 31, 2017 was 2.71%. The weighted average rate of the junior subordinated debentures was 4.89% for the three months ended March 31, 2017, respectively, and 4.34% for the three months ended March 31, 2016, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At March 31, 2017 and December 31, 2016, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.8 million and $19.7 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

(9)	Repurchase Agreements
The Company utilizes repurchase agreements with one-day maturities as a supplement to funding sources. Repurchase agreements are secured by pledged investment securities available for sale. Under the repurchase agreements, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the repurchase agreements. The Company is required to pledge additional securities to cover any declines below the balance of the repurchase agreements. The balance of the Company's repurchase agreement obligations by class of collateral pledged as of March 31, 2017 were residential mortgage backed securities and collateralized mortgage obligations of $10.1 million and commercial mortgage backed securities and collateralized mortgage obligations of $11.3 million. The balance of the Company's repurchase agreement obligations by class of collateral pledged as of December 31, 2016, were residential mortgage backed securities and collateralized mortgage obligations of $5.2 million, commercial mortgage backed securities and collateralized mortgage obligations of $14.0 million and U.S. Government-sponsored agencies of $2.9 million. For additional information on the total value of investment securities pledged for repurchase agreements see Note (2) Investment Securities.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2017 and December 31, 2016 are presented in the following table.

	March 31, 2017		December 31, 2016
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$108,483	$1,242	$102,709	$1,099
Interest rate swap with third party (1)	108,483	(1,242)	102,709	(1,099)
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $2.9 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $2.9 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income:
Net income	$9,316	$9,091
Less: Dividends and undistributed earnings allocated to participating securities	(78)	(98)
Net income allocated to common shareholders	$9,238	$8,993
Basic:
Weighted average common shares outstanding	29,952,074	29,965,250
Less: Restricted stock awards	(248,170)	(293,382)
Total basic weighted average common shares outstanding	29,703,904	29,671,868
Diluted:
Basic weighted average common shares outstanding	29,703,904	29,671,868
Effect of potentially dilutive common shares (1)	49,085	14,245
Total diluted weighted average common shares outstanding	29,752,989	29,686,113

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the three months ended March 31, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 1,747 as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.

The following table summarizes the dividend activity for the three months ended March 31, 2017 and calendar year 2016.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
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

The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	100,000	579,996
Stock repurchase average share price	$—	$17.05	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended March 31, 2017 and 2016, the Company repurchased 15,891 and 11,255 shares of common stock at an average price per share of $23.95 and $17.62 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three months ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31, 2017 (1)
(In thousands)
Balance of AOCI at the beginning of period	$(2,606)
Other comprehensive income before reclassification	1,473
Balance of AOCI at the end of period	$(1,133)

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

Three Months Ended March 31, 2016 (1)
(In thousands)
Balance of AOCI at the beginning of period	$2,559
Other comprehensive income before reclassification	6,075
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(364)
Net current period other comprehensive income	5,711
Balance of AOCI at the end of period	$8,270

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

(13)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards issued generally have a four-year cliff vesting or four-year ratable vesting schedule. Restricted stock units vest ratably over three years. Performance restricted stock units issued generally have a three-year cliff vesting schedule. Additionally, performance restricted stock unit grants may be subject to performance-based vesting as well as other approved vesting conditions. The Company issues new shares of common stock to satisfy share option exercises, restricted stock awards and restricted stock units.
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
Under the Company's stock-based compensation plans, 1,077,470 shares remain available for future issuance as of March 31, 2017.
(a) Stock Option Awards
For the three months ended March 31, 2017 and 2016, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2017 was $98,000 and $109,000, respectively. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2016 was $38,000 and $142,000, respectively.
The following table summarizes the stock option activity for the three months ended March 31, 2017 and 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	79,408	$14.19
Exercised	(10,190)	13.90
Forfeited or expired	(4,000)	17.07
Outstanding at March 31, 2016	65,218	$14.06	2.85	$229

Outstanding at December 31, 2016	37,495	$13.77
Exercised	(8,372)	13.03
Forfeited or expired	(550)	11.35
Outstanding, vested and expected to vest and exercisable at March 31, 2017	28,573	$14.03	2.81	$306

(b) Restricted and Unrestricted Stock Awards
For the three months ended March 31, 2017, the Company recognized compensation expense related to restricted stock awards of $445,000 and a related tax benefit of $156,000. For the three months ended March 31, 2016, the Company recognized compensation expense related to restricted stock awards of $445,000 and a related tax benefit of $156,000. As of March 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.6 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.86 years. The vesting date fair value of the restricted stock awards that vested during the three months ended March 31, 2017 and 2016 was $1.3 million and $646,000, respectively.
The following table summarizes the restricted and unrestricted stock award activity for the three months ended March 31, 2017 and 2016:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	264,521	$15.92
Granted	99,373	17.51
Vested	(36,651)	15.52
Forfeited	(1,681)	16.16
Nonvested at March 31, 2016	325,562	$16.45

Nonvested at December 31, 2016	261,296	16.80
Granted	—	—
Vested	(52,201)	16.60
Forfeited	(5,270)	16.78
Nonvested at March 31, 2017	203,825	$16.85

(b) Restricted and Unrestricted Stock Units
For the three months ended March 31, 2017, the Company recognized compensation expense related to restricted stock units of $65,000. As of March 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock units was $1.97 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.96 years.
The following table summarizes the restricted and unrestricted stock unit activity for the three months ended March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	80,735	25.23
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	80,735	$25.23

(14)	Fair Value Measurements
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,565	$—	$1,565	$—
Municipal securities	240,504	—	240,504	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	293,105	—	293,105	—
Commercial	204,694	—	204,694	—
Collateralized loan obligations	10,182	—	10,182	—
Corporate obligations	17,820	—	17,820	—
Other securities	15,151	112	15,039	—
Total investment securities available for sale	$783,021	$112	$782,909	$—
Derivative assets - interest rate swaps	$2,932	$—	$2,932	$—
Liabilities
Derivative liabilities - interest rate swaps	$2,932	$—	$2,932	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	$—	$1,569	$—
Municipal securities	237,256	—	237,256	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	309,176	—	309,176	—
Commercial	208,318	—	208,318	—
Collateralized loan obligations	10,478	—	10,478	—
Corporate obligations	16,706	—	16,706	—
Other securities	11,142	123	11,019	—
Total investment securities available for sale	$794,645	$123	$794,522	$—
Derivative assets - interest rate swaps	$2,804	$—	$2,804	$—
Liabilities
Derivative liabilities - interest rate swaps	$2,804	$—	$2,804	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 and the net losses (gains) recorded in earnings during three months ended March 31, 2017 and 2016.

	Basis(1)	Fair Value at March 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2017
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$172	$164	$—	$—	$164	$7
Owner-occupied commercial real estate	182	182	—	—	182	5
Total commercial business	354	346	—	—	346	12
Real estate construction and land development:
One-to-four family residential	—	—	—	—	—	—
Total real estate construction and land development	—	—	—	—	—	—
Consumer	18	16	—	—	16	(3)
Total impaired loans and assets measured at fair value on nonrecurring basis	$372	$362	$—	$—	$362	$9

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$205	$200	$—	$—	$200	$—
Owner-occupied commercial real estate	780	603	—	—	603	(25)
Total commercial business	985	803	—	—	803	(25)
Real estate construction and land development:
One-to-four family residential	828	822	—	—	822	(6)
Total real estate construction and land development	828	822	—	—	822	(6)
Consumer	16	9	—	—	9	—
Total assets measured at fair value on a nonrecurring basis	$1,829	$1,634	$—	$—	$1,634	$(31)

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$362	Market approach	Adjustment for differences between the comparable sales	N/A (1)

(1)	Quantitative disclosures are not provided for collateral-dependent impaired loans because there were no adjustments made to the appraisal or stated values during the current period.

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,634	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 63.9%; 20.4%

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

	March 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$104,372	$104,372	$104,372	$—	$—
Investment securities available for sale	783,021	783,021	112	782,909	—
Federal Home Loan Bank stock	7,317	N/A	N/A	N/A	N/A
Loans held for sale	9,889	13,000	—	13,000	—
Total loans receivable, net	2,632,110	2,696,733	—	—	2,696,733
Accrued interest receivable	11,237	11,237	2	3,760	7,475
Derivative assets - interest rate swaps	2,932	2,932	—	2,932	—
Financial Liabilities:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,899,308	$2,899,308	$2,899,308	$—	$—
Certificate of deposit accounts	344,107	343,960	—	343,960	—
Federal Home Loan Bank advances	$66,750	$66,750	$—	$66,750	$—
Securities sold under agreement to repurchase	$21,440	$21,440	$21,440	$—	$—
Junior subordinated debentures	19,790	15,000	—	—	15,000
Accrued interest payable	157	157	44	82	31
Derivative liabilities - interest rate swaps	2,932	2,932	—	2,932	—

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,745	$103,745	$103,745	$—	$—
Investment securities available for sale	794,645	794,645	123	794,522	—
Federal Home Loan Bank stock	7,564	N/A	N/A	N/A	N/A
Loans held for sale	11,662	11,988	—	11,988	—
Loans receivable, net of allowance for loan losses	2,609,666	2,675,811	—	—	2,675,811
Accrued interest receivable	10,925	10,925	3	3,472	7,450
Derivative assets - interest rate swaps	2,804	2,804	—	2,804	—
Financial Liabilities:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,872,247	$2,872,247	$2,872,247	$—	$—
Certificate of deposit accounts	357,401	357,536	—	357,536	—
Federal Home Loan Bank advances	79,600	79,600	—	79,600	—
Securities sold under agreement to repurchase	22,104	22,104	22,104	—	—
Junior subordinated debentures	19,717	15,000	—	—	15,000
Accrued interest payable	215	215	44	142	29
Derivative liabilities - interest rate swaps	2,804	2,804	—	2,804	—
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
In June 2016, the Company received preliminary findings from the Washington State Department of Revenue ("DOR") regarding its business and occupation ("B&O") tax audit on the B&O tax returns of Whidbey Island Bank for the years 2010-2014. The state B&O tax is a gross receipts tax and is calculated on the gross income from activities. It is measured on the value of products, gross proceeds of sale, or gross income of the business. A substantial portion of the preliminary findings related to the receipt of FDIC shared-loss payments from the FDIC to Washington Banking Company in connection with its acquisitions of City Bank in April 2010 and North County Bank in September 2010. In their preliminary findings, the DOR is considering those payments as taxable for B&O tax purposes. The total amount of this preliminary finding, along with calculated back interest, is approximately $1.6 million. Management is in discussions with the DOR as to whether these payments should be taxable for B&O tax purposes. Given the uncertainty of the outcome of these discussions, management's estimates of the Company's ultimate liability, if any, involve significant judgment and are based on currently available information and an assessment of the validity of facts and calculations assumed by the DOR. Management does not believe a material loss is probable at this time and there are significant factual and legal issues to be resolved. Management believes that it is reasonably possible that future changes to the Company's estimates of loss and the ultimate amount paid for resolution of this B&O audit could impact the Company's results of operations in future periods. Any such losses would be reported as a noninterest expense in the Company's Consolidated Statement of Income.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2017. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2016 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At March 31, 2017, we had total assets of $3.89 billion and total stockholders’ equity of $489.2 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
Our business consists primarily of lending and deposit relationships with small businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. The Bank also originates for sale or investment purposes one-to-four family residential loans on residential properties located primarily in our markets.
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

Earnings Summary
Net income was $9.3 million, or $0.31 per diluted common share, for the three months ended March 31, 2017 compared to $9.1 million, or $0.30 per diluted common share, for the three months ended March 31, 2016. The $225,000, or 2.5% increase in net income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a $386,000, or 1.2%, increase in net interest income primarily as a result of an increase in average interest earning assets, partially offset by a decrease in the yield on average interest earning assets. The net interest margin decreased 15 basis points to 3.89% for the three months ended March 31, 2017 compared to 4.04% for the same period in 2016.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio increased to 67.2% for the three months ended March 31, 2017 from 66.3% for the three months ended March 31, 2016. The increase in the efficiency ratio for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily attributable to an increase of $854,000 in noninterest expense.

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
Net interest income increased $386,000, or 1.2%, to $33.1 million for the three months ended March 31, 2017 compared to $32.8 million for the same period in 2016. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,631,816	$30,485	4.70%	$2,391,749	$30,177	5.07%
Taxable securities	567,318	3,049	2.18	592,715	2,796	1.90
Nontaxable securities (3)	222,266	1,268	2.31	217,106	1,171	2.17
Other interest earning assets	31,721	61	0.78	60,831	91	0.60
Total interest earning assets	3,453,121	34,863	4.09%	3,262,401	34,235	4.22%
Noninterest earning assets	426,777			379,385
Total assets	$3,879,898			$3,641,786
Interest Bearing Liabilities:
Certificates of deposit	$351,300	$416	0.48%	$413,110	$524	0.51%
Savings accounts	506,159	264	0.21	462,345	161	0.14
Interest bearing demand and money market accounts	1,483,168	586	0.16	1,442,244	569	0.16
Total interest bearing deposits	2,340,627	1,266	0.22	2,317,699	1,254	0.22
FHLB advances and other borrowings	101,130	203	0.81	—	—	—
Securities sold under agreement to repurchase	19,019	10	0.21	22,086	11	0.21
Junior subordinated debentures	19,750	238	4.89	19,450	210	4.34
Total interest bearing liabilities	2,480,526	1,717	0.28%	2,359,235	1,475	0.25%
Demand and other noninterest bearing deposits	866,469			776,786
Other noninterest bearing liabilities	47,213			29,252
Stockholders’ equity	485,690			476,513
Total liabilities and stockholders’ equity	$3,879,898			$3,641,786
Net interest income		$33,146			$32,760
Net interest spread			3.81%			3.97%
Net interest margin			3.89%			4.04%
Average interest earning assets to average interest bearing liabilities			139.21%			138.28%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)     Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $628,000, or 1.8%, to $34.9 million for the three months ended March 31, 2017 compared to $34.2 million for the same period in 2016. The balance of average interest earning assets increased $190.7 million, or 5.8%, to $3.45 billion for the three months ended March 31, 2017 from $3.26 billion for the three months ended March 31, 2016 and the yield on total interest earning assets decreased 13 basis points to 4.09% for the three months ended March 31, 2017 compared to 4.22% for the three months ended March 31, 2016.
Interest income from interest and fees on loans increased $308,000, or 1.0%, to $30.5 million for the three months ended March 31, 2017 from $30.2 million for the same period in 2016. The increase was the result of a $240.1 million, or 10.0%, increase in average loans receivable as a result of loan growth for the same period, offset partially by 37 basis points decrease in the yield on loans to 4.70% for the three months ended March 31, 2017 from 5.07% for the three months ended March 31, 2016. The decrease in yield was due primarily to a decrease in the contractual note rates in the loan portfolio and a decrease in incremental accretion income.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.52%	4.77%
Impact on loan yield from incremental accretion on purchased loans (1)	0.18%	0.30%
Loan yield	4.70%	5.07%

Incremental accretion on purchased loans (1)	$1,170	$1,779

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

Incremental accretion income was $1.2 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a decrease in the prepayments of purchased loans, primarily loans from the Washington Banking Merger, during the three months ended March 31, 2017 compared to the same period in 2016, and a continued decline in the purchased loan balances.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and a $350,000, or 8.8%, increase in interest income on investment securities to $4.3 million during the three months ended March 31, 2017 from $4.0 million for the three months ended March 31, 2016 as a result of an increase in investment yields for the three months ended March 31, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. The average balance of investment securities decreased $20.2 million, or 2.5%, to $789.6 million during the three months ended March 31, 2017 from $809.8 million during the three months ended March 31, 2016. Yields on taxable securities increased 28 basis points to 2.18% for the three months ended March 31, 2017 from 1.90% for the same period in 2016. Yields on nontaxable securities increased 14 basis points to 2.31% for the three months ended March 31, 2017 from 2.17% for the same period in 2016. The Company has actively managed its investment securities portfolio to mitigate declining loan yields.
Average other interest earning assets decreased $29.1 million, or 47.9%, to $31.7 million for the three months ended March 31, 2017 compared to $60.8 million for the three months ended March 31, 2016. The decrease was due primarily to a decrease in interest earning deposits as the Bank utilized these assets to fund its loan growth.
Interest Expense
Total interest expense increased $242,000, or 16.4%, to $1.7 million for the three months ended March 31, 2017 compared to $1.5 million for the same period in 2016. The average cost of interest bearing liabilities increased three basis points to 0.28% for the three months ended March 31, 2017 from 0.25% for the three months ended March 31, 2016. Total average interest bearing liabilities increased by $121.3 million, or 5.1%, to $2.48 billion for the three months ended March 31, 2017 from $2.36 billion for the three months ended March 31, 2016.
The cost of interest bearing deposits was 0.22% basis points for both the three months ended March 31, 2017 and 2016. Total average interest bearing deposits increased $22.9 million, or 1.0%, to $2.34 billion for the three months ended March 31, 2017 from $2.32 billion for the three months ended March 31, 2016.
The average balance of certificates of deposits decreased $61.8 million, or 15.0%, to $351.3 million for the three months ended March 31, 2017 from $413.1 million for the same period in 2016. The cost of certificates of deposits decreased three basis points to 0.48% for the three months ended March 31, 2017 from 0.51% for the same period in 2015. Based on the change in the average balance and cost of the certificates of deposit, the interest expense on certificates of deposit decreased $108,000, or 20.6%, to $416,000 for the three months ended March 31, 2017 from $524,000 for the same period in 2016.

The decrease in interest expense on certificates of deposits was offset partially by a $103,000, or 64.0%, increase in interest expense on savings accounts to $264,000 during the three months ended March 31, 2017 from $161,000 for the same period in 2016 due to the combination of a $43.8 million, or 9.5%, increase in the average balance to $506.2 million for the three months ended March 31, 2017 from $462.3 million for the same period in 2016 and an increase of seven basis points in the cost of savings accounts to 0.21% for the three months ended March 31, 2017 from 0.14% for the same period in 2016.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended March 31, 2017 was 4.89%, an increase of 55 basis points from 4.34% for the same period in 2016. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 1.15% at March 31, 2017 from 0.63% on March 31, 2016.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended March 31, 2017 decreased 15 basis points to 3.89% from 4.04% for the same period in 2016. The net interest spread for the three months ended March 31, 2017 decreased 16 basis points to 3.81% from 3.97% for the same period in 2016. The decrease was primarily due to the above mentioned decrease in yields on total interest earning assets and incremental accretion on purchased loans.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.75%	3.82%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.14	0.22
Net interest margin	3.89%	4.04%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three months ended March 31, 2017 and 2016 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $272,000, or 23.9% to $867,000 for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The decrease in the provision for loan losses for the three months ended March 31, 2017 from the same period in 2016 was primarily the result of a change in the volume and mix of loans as well as changes in certain environmental factors and improvements in certain historical loss factors. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended March 31, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Total noninterest income increased $359,000, or 5.1%, to $7.3 million for the three months ended March 31, 2017 compared to $7.0 million for the same period in 2016. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,213	$3,356	$857	25.5%
Gain on sale of investment securities, net	—	560	(560)	(100.0)
Gain on sale of loans, net	1,195	729	466	63.9
Interest rate swap fees	133	136	(3)	(2.2)
Other income	1,808	2,209	(401)	(18.2)
Total noninterest income	$7,349	$6,990	$359	5.1%
Service charges and other fees increased $857,000, or 25.5% to $4.2 million for the three months ended March 31, 2017 compared to $3.4 million for the same period in 2016, due primarily to increased deposit balances and changes in fee structures on deposit accounts.
Gain on the sale of loans, net increased $466,000, or 63.9% to $1.2 million for the three months ended March 31, 2017 compared to $729,000 the same period in 2016, due primarily to an increase in mortgage banking activities. Proceeds from sale of loans increased $11.4 million, or 46.4%, to $36.0 million for the three months ended March 31, 2017 from $24.6 million for the three months ended March 31, 2016. The gain on sale of the government guaranteed portion of certain Small Business Administration ("SBA") loans for the three months ended March 31, 2017 and 2016 was $286,000 and $131,000, respectively.
The increase in noninterest income was partially offset by a decrease in gain on sale of investment securities, net, due to no investment sales for the three months ended March 31, 2017 compared to $50.1 million of investment sales, which yielded $560,000 in gain for the three months ended March 31, 2016.
Other income decreased $401,000, or 18.2%, to $1.8 million for three months ended March 31, 2017 from $2.2 million for three months ended March 31, 2016 due primarily to a decrease in recoveries on deficiency notes obtained in mergers and acquisitions.

Noninterest Expense
Noninterest expense decreased $854,000, or 3.2%, to $27.2 million during the three months ended March 31, 2017 compared to $26.4 million for the three months ended March 31, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended March 31,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$16,024	$15,121	$903	6.0%
Occupancy and equipment	3,810	3,836	(26)	(0.7)
Data processing	1,915	1,792	123	6.9
Marketing	807	728	79	10.9
Professional services	1,009	845	164	19.4
State and local taxes	549	607	(58)	(9.6)
Federal deposit insurance premium	300	492	(192)	(39.0)
Other real estate owned, net	31	411	(380)	(92.5)
Amortization of intangible assets	324	335	(11)	(3.3)
Other expense	2,454	2,202	252	11.4
Total noninterest expense	$27,223	$26,369	$854	3.2%
Compensation and employee benefits increased $903,000, or 6.0%, to $16.0 million during the three months ended March 31, 2017 from $15.1 million during the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to staffing increases and standard salary increases.
Federal Deposit Insurance premium decreased $192,000, or 39.0% to $300,000 during the three months ended March 31, 2017 from $492,000 during the three months ended March 31, 2016. The decrease was a result of the FDIC's new assessment rate schedule effective for the third quarter of 2016 due to the increase in the Deposit Insurance Fund Reserve. Effective July 1, 2016, the range of initial base assessment rates for all insured institutions was reduced based on current reserve levels.
Other real estate owned, net decreased $380,000, or 92.5%, to $31,000 during the three months ended March 31, 2017 compared to $411,000 during the three months ended March 31, 2016. The decrease was due to no valuation adjustments during the quarter ended March 31, 2017 compared to $312,000 for three months ended March 31, 2016.
Other expense increased $252,000, or 11.4%, to $2.5 million for the three months ended March 31, 2017 from $2.2 million for the same period in 2016. The increase was primarily the result of an increase in VISA card related expenses.
The ratio of noninterest expense to average assets (annualized) was 2.85% for the three months ended March 31, 2017, compared to 2.91% for the three months ended March 31, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage noninterest expenses.

Income Tax Expense
Income tax expense decreased by $62,000, or 2.0%, to $3.1 million for the three months ended March 31, 2017 from $3.2 million for the three months ended March 31, 2016. The effective tax rate was 24.9% for the three months ended March 31, 2017 compared to 25.7% for the same period in 2016. The decrease in the effective tax rate during the three months ended March 31, 2017 compared to the same period in 2016 was due primarily to the implementation of ASU 2016-09 whereby we recorded an excess tax benefit of $138,000 in our current quarter's income tax provision expense.

Financial Condition Overview
Total assets increased $6.6 million, or 0.2%, to $3.89 billion as of March 31, 2017 compared to $3.88 billion as of December 31, 2016. Total loans receivable, net, increased $22.4 million, or 0.9%, to $2.63 billion at March 31, 2017 compared to $2.61 billion at December 31, 2016. Loans were primarily funded through an increase in deposits. Deposits increased by $13.8 million, or 0.4%, to $3.24 billion as of March 31, 2017 compared to $3.23 billion as of December 31, 2016.

Investment securities available for sale decreased $11.6 million, or 1.5%, to $783.0 million at March 31, 2017 from $794.6 million at December 31, 2016. The decrease was due primarily to principal payments, maturities and calls, offset partially by investment purchases.
Premises and equipment, net decreased $2.8 million, or 4.5%, to $61.1 million at March 31, 2017 from $63.9 million at December 31, 2016. The increase was primarily due to the transfer of land and office building assets to prepaid expenses and other assets as a result of management's decision to hold these assets for sale due to planned branch consolidations.
Total non-maturity deposits increased to 89.4% of total deposits at March 31, 2017 from 88.9% at December 31, 2016 and certificates of deposits decreased to 10.6% of total deposits at March 31, 2017 from 11.1% at December 31, 2016.
Federal Home Loan Bank advances decreased $12.9 million, or 16.1%, to $66.8 million as of March 31, 2017 from $79.6 million as of December 31, 2016. The decrease was primarily funded by the increase in total deposits.
Total stockholders’ equity increased by $7.4 million, or 1.5%, to $489.2 million as of March 31, 2017 from $481.8 million at December 31, 2016. The increase during the three months ended March 31, 2017 was due primarily to net income of $9.3 million and a $1.5 million decrease in accumulated other comprehensive loss, net of tax, offset partially by cash dividends declared of $3.6 million. The Company’s equity position remains strong at 12.6% of total assets as of March 31, 2017 and 12.4% as of December 31, 2016.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2016 to March 31, 2017.

	March 31, 2017	December 31, 2016	Change between March 31, 2017 and December 31, 2016	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$104,372	$103,745	$627	0.6%
Investment securities	783,021	794,645	(11,624)	(1.5)
Loans held for sale	9,889	11,662	(1,773)	(15.2)
Total loans receivable, net	2,632,110	2,609,666	22,444	0.9
Other real estate owned	786	754	32	4.2
Premises and equipment, net	61,062	63,911	(2,849)	(4.5)
Federal Home Loan Bank stock, at cost	7,317	7,564	(247)	(3.3)
Bank owned life insurance	70,741	70,355	386	0.5
Accrued interest receivable	11,237	10,925	312	2.9
Prepaid expenses and other assets	78,999	79,351	(352)	(0.4)
Other intangible assets, net	7,050	7,374	(324)	(4.4)
Goodwill	119,029	119,029	—	—
Total assets	$3,885,613	$3,878,981	$6,632	0.2%

Liabilities
Deposits	$3,243,415	$3,229,648	$13,767	0.4
Federal Home Loan Bank advances	66,750	79,600	(12,850)	(16.1)
Junior subordinated debentures	19,790	19,717	73	0.4
Securities sold under agreement to repurchase	21,440	22,104	(664)	(3.0)
Accrued expenses and other liabilities	45,022	46,149	(1,127)	(2.4)
Total liabilities	3,396,417	3,397,218	(801)	—
Stockholders' equity
Common stock	359,298	359,060	238	0.1
Retained earnings	131,031	125,309	5,722	4.6
Accumulated other comprehensive income, net	(1,133)	(2,606)	1,473	(56.5)
Total stockholders' equity	489,196	481,763	7,433	1.5
Total liabilities and stockholders' equity	$3,885,613	$3,878,981	$6,632	0.2%

Lending Activities
As indicated in the table below, loans receivable, net was $2.66 billion at March 31, 2017, an increase of $23.0 million, or 0.9%, from $2.64 billion at December 31, 2016. The increase in loans receivable for the three months ended March 31, 2017 was due primarily to increases in real estate construction and land development loans of $18.7 million and in owner occupied commercial real estate loans of $11.3 million, offset partially by decreases in non-owner occupied commercial real estate loans of $6.7 million.

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$636,286	23.9%	$637,773	24.2%
Owner-occupied commercial real estate	569,316	21.4	558,035	21.1
Non-owner occupied commercial real estate	874,218	32.8	880,880	33.4
Total commercial business	2,079,820	78.1	2,076,688	78.7
One-to-four family residential	78,509	2.9	77,391	2.9
Real estate construction and land development:
One-to-four family residential	52,134	2.0	50,414	1.9
Five or more family residential and commercial properties	125,784	4.7	108,764	4.1
Total real estate construction and land development	177,918	6.7	159,178	6.0
Consumer	324,767	12.2	325,140	12.3
Gross loans receivable	2,661,014	99.9	2,638,397	99.9
Deferred loan costs, net	2,690	0.1	2,352	0.1
Loans receivable, net	$2,663,704	100.0%	$2,640,749	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$8,531	$8,580
One-to-four family residential	90	94
Real estate construction and land development	2,008	2,008
Consumer	248	227
Total nonaccrual loans (1)(2)	10,877	10,909
Other real estate owned	786	754
Total nonperforming assets	$11,663	$11,663

Allowance for loan losses	$31,594	$31,083
Allowance for loan losses to loans receivable, net	1.19%	1.18%
Allowance for loan losses to nonperforming loans	290.47%	284.93%
Nonperforming loans to total loans receivable, net	0.41%	0.41%
Nonperforming assets to total assets	0.30%	0.30%

Performing TDR loans:
Commercial business	$17,803	$19,837
One-to-four family residential	224	227
Real estate construction and land development	1,798	2,141
Consumer	63	83
Total performing TDR loans (3)	$19,888	$22,288
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	82,825	87,762

(1)	At March 31, 2017 and December 31, 2016, $6.3 million and $6.9 million of nonperforming loans, respectively, were considered TDR loans.

(2)	At March 31, 2017 and December 31, 2016, $1.7 million and $2.8 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At March 31, 2017 and December 31, 2016, $668,000 and $682,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at March 31, 2017 or December 31, 2016.

(5)	At March 31, 2017 and December 31, 2016, $1.4 million and $1.1 million of potential problem loans, respectively, were guaranteed by government agencies.

At both March 31, 2017 and December 31, 2016, nonperforming assets totaled $11.7 million, or 0.30% of total assets. For the three months ended March 31, 2017, the change in nonaccrual loans was primarily due to $2.1 million in additions to nonaccrual loans, offset partially by $1.8 million of net principal reductions and $157,000 of charge-offs. The other real estate owned balance increased to $786,000 at March 31, 2017 from $754,000 at December 31, 2016 as a result of the addition of one property.
Performing TDR loans were $19.9 million and $22.3 million as of March 31, 2017 and December 31, 2016, respectively. The $2.4 million, or 10.8%, decrease in performing TDR loans for the three months ended March 31, 2017 was primarily the result of $4.9 million of net principal payments and $11,000 of loans charged off, partially offset by $2.5 million of loans restructured during the period. At both March 31, 2017 and December 31, 2016, the Company had recorded $2.1 million in allowance for loan losses on the performing TDR loans.
Potential problem loans as of March 31, 2017 and December 31, 2016 were $82.8 million and $87.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes concerns as to their ability to meet their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $4.9 million, or 5.6%, decrease in potential problem loans was primarily the result of $4.4 million of net principal payments, $5.8 million of loans transferred to held for sale, $2.7 million of loans transferred to impaired status and $355,000 of loan charge-offs, partially offset by the addition of loans graded as potential problem loans of $9.2 million during the three months ended March 31, 2017.

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
▪Trends in volume and terms of loans;
▪Effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
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

The following table provides information regarding changes in our allowance for loan losses as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,663,704	$2,459,148
Average loans receivable during the period	$2,631,816	$2,391,749

Allowance for loan losses on loans at the beginning of the period	$31,083	$29,746
Provision for loan losses	867	1,139
Charge-offs:
Commercial business	(302)	(1,230)
Real estate construction and land development	—	(153)
Consumer	(543)	(338)
Total charge-offs	(845)	(1,721)
Recoveries:
Commercial business	372	274
One-to-four family residential	—	1
Real estate construction and land development	10	83
Consumer	107	145
Total recoveries	489	503
Net recoveries (charge-offs)	(356)	(1,218)
Allowance for loan losses at the end of the period	$31,594	$29,667

Allowance for loan losses to loans receivable, net	1.19%	1.21%
Ratio of net charge-offs to average loans receivable (annualized)	0.05%	0.20%
The allowance for loan losses was $31.6 million at March 31, 2017 and $31.1 million at December 31, 2016, which was the result of net charge-offs of $356,000 and provision for loan losses of $867,000 recorded during the three months ended March 31, 2017. Of the $356,000 of net charge-offs, $128,000 related to the closure of a PCI loan pool during the first quarter of 2017. The allowance for loan losses to loans receivable, net, ratio increased slightly to 1.19% at March 31, 2017 from 1.18% at December 31, 2016.
The Bank recorded two significant commercial and industrial loan charge-offs during the three months ended March 31, 2016 totaling $1.1 million. As a result of these prior period charge-offs, the ratio of net charge-offs to average loans receivable decreased to 0.05% for the three months ended March 31, 2017 compared to net charge-offs of 0.20% for the three months ended March 31, 2016.
At both March 31, 2017 and December 31, 2016, nonperforming loans were $10.9 million or 0.41% of loans receivable, net. The allowance for loan losses to nonperforming loans was 290.47% at March 31, 2017 and 284.93% at December 31, 2016. As of March 31, 2017, the Bank identified $30.8 million of impaired loans, of which $10.3 million had no specific valuation allowance as their estimated collateral value or discounted estimated cash flow was equal to or exceeds their carrying value. The remaining $20.5 million of impaired loans at March 31, 2017 had related specific valuation allowances totaling $3.1 million. Impaired loans totaled $33.2 million at December 31, 2016, of which $10.1 million had no specific valuation allowance and $23.1 million had $2.7 million of specific valuation allowance.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $31.6 million at March 31, 2017 (1.19% of loans receivable, net and 290.47% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2016 of $31.1 million (1.18% of loans receivable, net and 284.93% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At March 31, 2017 and December 31, 2016, the remaining fair value discount for these purchased loans was $12.6 million and $13.5 million, respectively.

The following table outlines the allowance for loan losses and related loan balances at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$22,198	$21,791
Gross loans, excluding PCI and impaired loans	$2,574,470	$2,540,751
Percentage	0.86%	0.86%

PCI Allowance:
Allowance for loan losses	$6,297	$6,558
Gross PCI loans	$55,779	$64,448
Percentage	11.29%	10.18%

Specific Valuation Allowance:
Allowance for loan losses	$3,099	$2,734
Gross impaired loans	$30,765	$33,198
Percentage	10.07%	8.24%

Total Allowance for Loan Losses:
Allowance for loan losses	$31,594	$31,083
Gross loans receivable	$2,661,014	$2,638,397
Percentage	1.19%	1.18%
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
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at March 31, 2017.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.24 billion at March 31, 2017, an increase of $13.8 million, or 0.4%, from $3.23 billion at December 31, 2016.

	March 31, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$880,998	27.2%	$882,091	27.3%
NOW accounts	989,693	30.5	963,821	29.8
Money market accounts	519,491	16.0	523,875	16.2
Savings accounts	509,126	15.7	502,460	15.6
Total non-maturity deposits	2,899,308	89.4	2,872,247	88.9
Certificates of deposit	344,107	10.6	357,401	11.1
Total deposits	$3,243,415	100.0%	$3,229,648	100.0%
The increase in deposits was the result of customer activities. Non-maturity deposits (total deposits less certificates of deposit) increased $27.1 million, or 0.9%, to $2.90 billion at March 31, 2017 from $2.87 billion at December 31, 2016 and certificate of deposit accounts have decreased $13.3 million, or 3.7%, to $344.1 million at March 31, 2017 from $357.4 million at December 31, 2016. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 10.6% at March 31, 2017 from 11.1% at December 31, 2016.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2017, the Bank had securities sold under agreement to repurchase of $21.4 million, a decrease of $664,000, or 3.0%, from $22.1 million at December 31, 2016. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at March 31, 2017 was $19.8 million, which reflects the fair value of the debentures established during the merger with Washington Banking, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At March 31, 2017, the Bank maintained credit facilities with the FHLB of Des Moines for $623.9 million and credit facilities with the Federal Reserve Bank of San Francisco for $41.1 million. The Company had $66.8 million of FHLB advances outstanding at March 31, 2017 and $79.6 million outstanding at December 31, 2016. The average cost of the FHLB advances during the three months ended March 31, 2017 was 0.81%. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of March 31, 2017. There were no federal funds purchased as of March 31, 2017.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2017, cash and cash equivalents totaled $104.4 million, or 2.7% of total assets. The fair value of investment securities available for sale totaled $783.0 million at March 31, 2017 of which $242.0 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged to secure public deposits or borrowing arrangements totaled $541.0 million, or 13.9%, of total assets at March 31, 2017. The fair value of investment securities available for sale with maturities of one year or less were $7.5 million, or 0.19%, of total assets at March 31, 2017.

Liquidity and Cash Flows
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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2017, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $11.0 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21.5 million for the three months ended March 31, 2017, and primarily consisted of proceeds from sale of loans held for sale of $36.0 million, net income of $9.3 million, depreciation and amortization of $2.8 million and provision for loan losses of $867,000, partially offset by originations for loans held for sale of $27.2 million. During the three months ended March 31, 2017, net cash used in investing activities was $17.2 million, which consisted primarily of net loan originations of $28.8 million and purchases of investment securities available for sale of $7.9 million, offset partially by maturities of investment securities available for sale of $20.1 million. Net cash used in financing activities was $3.6 million for the three months ended March 31, 2017, and primarily consisted of a net increase in deposits of $13.8 million and FHLB advances of $184.6 million, offset partially by repayments of FHLB advances of $197.5 million, a $3.6 million payment of cash dividends on common stock and $381,000 of repurchases of common stock.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2017 was $489.2 million compared with $481.8 million at December 31, 2016. During the three months ended March 31, 2017, the Company realized net income of $9.3 million, declared and paid cash dividends of $3.6 million, recorded other comprehensive income of $1.5 million, recorded stock-based compensation expense related to restricted stock, net of tax effect, totaling $510,000, recorded $109,000 related to the exercise of stock options, net of tax effect, and repurchased common stock for $381,000.
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
As of March 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,668	4.5%	N/A	N/A	$367,572	11.6%
Tier 1 leverage capital to average assets	150,419	4.0	N/A	N/A	387,324	10.3
Tier 1 capital to risk-weighted assets	190,224	6.0	N/A	N/A	387,324	12.2
Total capital to risk-weighted assets	253,632	8.0	N/A	N/A	419,155	13.2
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,508	4.5	205,845	6.5	374,212	11.8
Tier 1 leverage capital to average assets	150,305	4.0	187,881	5.0	374,212	10.0
Tier 1 capital to risk-weighted assets	190,011	6.0	253,348	8.0	374,212	11.8
Total capital to risk-weighted assets	253,348	8.0	316,685	10.0	405,976	12.8

As of December 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,688	4.5%	N/A	N/A	$362,350	11.4%
Tier 1 leverage capital to average assets	148,144	4.0	N/A	N/A	381,989	10.3
Tier 1 capital to risk-weighted assets	190,250	6.0	N/A	N/A	381,989	12.0
Total capital to risk-weighted assets	253,667	8.0	N/A	N/A	413,320	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,573	4.5	205,938	6.5	369,915	11.7
Tier 1 leverage capital to average assets	148,024	4.0	185,030	5.0	369,915	10.0
Tier 1 capital to risk-weighted assets	190,097	6.0	253,462	8.0	369,915	11.7
Total capital to risk-weighted assets	253,462	8.0	316,828	10.0	401,168	12.7
Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased-in from the effective date through 2019, including, among others, a new capital conservation buffer requirement, which requires financial institutions to maintain a common equity capital ratio more than 2.5% above the required minimum levels in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments based on percentages of eligible retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased-in on January 1, 2016 at 0.625% of risk-weighted assets, and will continue to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At March 31, 2017, the capital conservation buffer was 5.22% and 4.82% for the Company and the Bank, respectively.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 25, 2017, the Company’s Board of Directors declared a regular dividend of $0.13 per common share payable on May 24, 2017 to shareholders of record on May 10, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments. Moreover, we have no material foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2017 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Heritage and Heritage Bank are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended March 31,
	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	100,000	579,996
Stock repurchase average share price	$—	$17.05	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three months ended March 31, 2017, the Company repurchased 15,891 shares of common stock at an average price per share of $23.95 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three months ended March 31, 2016, the Company repurchased 11,255 shares of common stock at an average price per share of $17.62 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017— January 31, 2017	—	$—	7,893,389	935,034
February 1, 2017— February 28, 2017	—	—	7,893,389	935,034
March 1, 2017— March 31, 2017	15,891	23.95	7,893,389	935,034
Total	15,891	$23.95	7,893,389	935,034

(1)
Of the common shares repurchased by the Company between July 1, 2016 and March 31, 2017, 15,891 shares of restricted stock represented the cancellation of stock to pay withholding taxes at a weighted average price per share of $23.95.

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

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

HERITAGE FINANCIAL CORPORATION

Date:
May 2, 2017	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
May 2, 2017	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.