Form 10-Q
period 2017-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2017-08-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of August 1, 2017 there were 29,930,530 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
June 30, 2017

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$81,912	$77,117
Interest earning deposits	42,322	26,628
Cash and cash equivalents	124,234	103,745
Investment securities available for sale, at fair value	790,594	794,645
Loans held for sale	5,787	11,662
Loans receivable, net	2,749,507	2,640,749
Allowance for loan losses	(32,751)	(31,083)
Total loans receivable, net	2,716,756	2,609,666
Other real estate owned	786	754
Premises and equipment, net	60,603	63,911
Federal Home Loan Bank stock, at cost	9,083	7,564
Bank owned life insurance	71,112	70,355
Accrued interest receivable	11,081	10,925
Prepaid expenses and other assets	75,162	79,351
Other intangible assets, net	6,727	7,374
Goodwill	119,029	119,029
Total assets	$3,990,954	$3,878,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,291,250	$3,229,648
Federal Home Loan Bank advances	110,900	79,600
Junior subordinated debentures	19,863	19,717
Securities sold under agreement to repurchase	21,255	22,104
Accrued expenses and other liabilities	47,638	46,149
Total liabilities	3,490,906	3,397,218
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,928,232 and 29,954,931 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	359,535	359,060
Retained earnings	138,956	125,309
Accumulated other comprehensive income (loss), net	1,557	(2,606)
Total stockholders’ equity	500,048	481,763
Total liabilities and stockholders’ equity	$3,990,954	$3,878,981
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$31,500	$30,503	$61,985	$60,680
Taxable interest on investment securities	3,141	2,838	6,190	5,634
Nontaxable interest on investment securities	1,304	1,193	2,572	2,364
Interest and dividends on other interest earning assets	142	58	203	149
Total interest income	36,087	34,592	70,950	68,827
INTEREST EXPENSE
Deposits	1,407	1,242	2,673	2,496
Junior subordinated debentures	249	216	487	426
Other borrowings	251	49	464	60
Total interest expense	1,907	1,507	3,624	2,982
Net interest income	34,180	33,085	67,326	65,845
Provision for loan losses	1,131	1,120	1,998	2,259
Net interest income after provision for loan losses	33,049	31,965	65,328	63,586
NONINTEREST INCOME
Service charges and other fees	4,426	3,476	8,639	6,832
Gain on sale of investment securities, net	117	201	117	761
Gain on sale of loans, net	4,138	1,242	5,333	1,971
Interest rate swap fees	282	227	415	363
Other income	1,700	1,430	3,508	3,639
Total noninterest income	10,663	6,576	18,012	13,566
NONINTEREST EXPENSE
Compensation and employee benefits	16,272	14,898	32,296	30,019
Occupancy and equipment	3,818	4,111	7,628	7,947
Data processing	2,002	1,829	3,917	3,621
Marketing	805	781	1,612	1,509
Professional services	1,053	833	2,062	1,678
State and local taxes	639	604	1,188	1,211
Federal deposit insurance premium	357	528	657	1,020
Other real estate owned, net	21	61	52	472
Amortization of intangible assets	323	363	647	698
Other expense	2,519	2,469	4,973	4,671
Total noninterest expense	27,809	26,477	55,032	52,846
Income before income taxes	15,903	12,064	28,308	24,306
Income tax expense	4,075	3,169	7,164	6,320
Net income	$11,828	$8,895	$21,144	$17,986
Basic earnings per common share	$0.40	$0.30	$0.71	$0.60
Diluted earnings per common share	$0.39	$0.30	$0.70	$0.60
Dividends declared per common share	$0.13	$0.12	$0.25	$0.23
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$11,828	$8,895	$21,144	$17,986
Change in fair value of investment securities available for sale, net of tax of $1,491, $2,267, $2,285 and $5,553, respectively	2,766	4,203	4,239	10,278
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(41), $(71), $(41) and $(267), respectively	(76)	(130)	(76)	(494)
Other comprehensive income	2,690	4,073	4,163	9,784
Comprehensive income	$14,518	$12,968	$25,307	$27,770
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stock- holders’ equity
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted stock awards granted, net of forfeitures	115	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	26	390	—	—	390
Stock-based compensation expense	—	872	—	—	872
Net excess tax benefits from vesting of restricted stock	—	76	—	—	76
Common stock repurchased	(124)	(2,126)	—	—	(2,126)
Net income	—	—	17,986	—	17,986
Other comprehensive income, net of tax	—	—	—	9,784	9,784
Cash dividends declared on common stock ($0.23 per share)	—	—	(6,894)	—	(6,894)
Balance at June 30, 2016	29,992	$358,663	$119,052	$12,343	$490,058

Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(7)	—	—	—	—
Exercise of stock options	8	109	—	—	109
Stock-based compensation expense	—	1,040	—	—	1,040
Common stock repurchased	(28)	(674)	—	—	(674)
Net income	—	—	21,144	—	21,144
Other comprehensive income, net of tax	—	—	—	4,163	4,163
Cash dividends declared on common stock ($0.25 per share)	—	—	(7,497)	—	(7,497)
Balance at June 30, 2017	29,928	$359,535	$138,956	$1,557	$500,048
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$21,144	$17,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,459	6,483
Changes in net deferred loan costs, net of amortization	(509)	(455)
Provision for loan losses	1,998	2,259
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	3,482	(3,071)
Stock-based compensation expense	1,040	872
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	(97)
Amortization of intangible assets	647	698
Gain on sale of investment securities, net	(117)	(761)
Origination of loans held for sale	(54,449)	(57,975)
Gain on sale of loans, net	(5,333)	(1,971)
Proceeds from sale of loans	71,436	60,498
Earnings on bank owned life insurance	(747)	(695)
Valuation adjustment on other real estate owned	—	383
Gain on sale of assets held for sale	(53)	—
Gain on sale of other real estate owned, net	—	(42)
Loss on sale or write-off of furniture, equipment and leasehold improvements	12	244
Net cash provided by operating activities	44,010	24,356
Cash flows from investing activities:
Loans originated, net of principal payments	(114,390)	(126,335)
Maturities of other interest earning deposits	—	1,248
Maturities, calls and payments of investment securities available for sale	52,461	60,803
Purchase of investment securities available for sale	(57,972)	(128,046)
Purchase of premises and equipment	(1,382)	(1,088)
Proceeds from sales of other real estate owned	—	770
Proceeds from sales of investment securities available for sale	15,032	75,837
Proceeds from sale of assets held for sale	265	—
Proceeds from redemption of Federal Home Loan Bank stock	16,456	10,460
Purchases of Federal Home Loan Bank stock	(17,975)	(12,012)
Investment in low-income housing tax credit partnership	(7)	(2,254)
Net cash used in investing activities	(107,512)	(120,617)
Cash flows from financing activities:
Net increase in deposits	61,602	50,619
Federal Home Loan Bank advances	442,700	294,500
Repayments of Federal Home Loan Bank advances	(411,400)	(261,500)
Common stock cash dividends paid	(7,497)	(6,894)
Net decrease in securities sold under agreement to repurchase	(849)	(6,499)
Proceeds from exercise of stock options	109	369
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	97
Repurchase of common stock	(674)	(2,126)
Net cash provided by financing activities	83,991	68,566

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net increase (decrease) in cash and cash equivalents	20,489	(27,695)
Cash and cash equivalents at beginning of period	103,745	126,640
Cash and cash equivalents at end of period	$124,234	$98,945

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,688	$3,008
Cash paid for income taxes	1,007	6,000

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$32	$652
Transfers of loans receivable to loans held for sale	5,779	—
Transfers of premises and equipment, net to prepaid expenses and other assets for properties held for sale	2,687	—
Investment in low income housing tax credit partnership and related funding commitment	—	10,224
Purchases of investment securities available for sale not settled	2,268	1,164
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 59 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ from those estimates.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2016 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2016 Annual Form 10-K, except for accounting policies for stock-based compensation relating to the issuance of restricted stock units, including grants subject to performance-based and market-based vesting conditions, adopted January 1, 2017 as discussed below.
Stock-Based Compensation
Compensation cost is recognized for stock options, restricted stock awards and restricted stock units issued to employees and directors, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis. Compensation cost for restricted stock units with market-based vesting is recognized over the service period to the extent the restricted stock units are expected to vest. With the adoption of FASB ASU 2016-09 on January 1, 2017, forfeitures are recognized as they occur.

The market price of the Company’s common stock at the date of grant is used to fair value the restricted stock awards and restricted stock units. The fair value of stock options granted is estimated based on the date of grant using the Black-Scholes-Merton option pricing model. Certain restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions and cliff vest based on those conditions, and the fair value is estimated using a Monte Carlo simulation pricing model. The assumptions used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation pricing model include the expected term based on the valuation date and the remaining contractual term of the award; the risk-free interest rate based on the U.S. Treasury curve at the valuation date of the award; the expected dividend yield based on expected dividends being payable to the holders; and the expected stock price volatility over the expected term based on the historical volatility over the equivalent historical term.
(d) Recently Issued Accounting Pronouncements
FASB Accounting Standards Update ("ASU" or "Update") 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Update, FASB created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

•	Remove inconsistencies and weaknesses in revenue requirements.

•	Provide a more robust framework for addressing revenue issues.

•	Improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.

•	Provide more useful information to users of financial statements through improved disclosure requirements.

•	Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.
The original effective date for this Update was deferred in FASB ASU 2015-14 below.
FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income and related disclosures, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of this Update will have a significant impact on the Company’s statements of financial condition or income.  Management is in the planning stages of developing processes and procedures to comply with the disclosures requirements of this Update, which could impact the disclosures the Company makes related to fair value of its financial instruments.
FASB ASU 2016-02, Leases (Topic 842), was issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Condensed Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Condensed Consolidated Statements of Financial Condition.  The Company is anticipating electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $14.7 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016.  The Company does not expect the adoption of this amendment will have a significant impact to its Condensed Consolidated Financial Statements.
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
FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016, including interim periods within those annual periods with early adoption permitted. Certain amendments are required to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments are applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company adopted this standard effective January 1, 2017. The Company made an accounting policy election to account for forfeitures as they occur and this change resulted in a cumulative adjustment that was immaterial to all periods presented. Changes to the statement of cash flows have been applied prospectively and the Company recorded excess tax benefits in its income tax expense. Adoption of all other changes under this Update did not have a material impact on the Condensed Consolidated Financial Statements.
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
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company created a CECL steering committee which will begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date.
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
FASB ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update), was issued in January 2017. The SEC staff view is that a registrant should evaluate FASB ASC Updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent FASB ASC amendments to Topic 326, Financial Instruments - Credit Losses; Topic 842, Leases; and Topic 606, Revenue from Contracts with Customers; although, the amendments apply to any subsequent amendments to guidance in the FASB ASC. The Company adopted the amendments in this Update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.
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

FASB ASU 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the Update will have a material impact on its Condensed Consolidated Financial Statements.

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
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$9,468	$9	$(29)	$9,448
Municipal securities	239,881	5,313	(864)	244,330
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	282,997	851	(2,012)	281,836
Commercial	210,079	825	(2,245)	208,659
Collateralized loan obligations	6,798	14	(17)	6,795
Corporate obligations	13,552	213	—	13,765
Other securities	25,406	360	(5)	25,761
Total	$788,181	$7,585	$(5,172)	$790,594

December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$1,563	$6	$—	$1,569
Municipal securities	237,305	2,427	(2,476)	237,256
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	310,391	985	(2,200)	309,176
Commercial	211,259	599	(3,540)	208,318
Collateralized loan obligations	10,505	4	(31)	10,478
Corporate obligations	16,611	104	(9)	16,706
Other securities	11,005	156	(19)	11,142
Total	$798,639	$4,281	$(8,275)	$794,645

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at June 30, 2017 or December 31, 2016.

The amortized cost and fair value of investment securities available for sale at June 30, 2017, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$5,612	$5,653
Due after one year through five years	110,610	111,912
Due after five years through ten years	248,162	248,257
Due after ten years	423,752	424,644
Investment securities with no stated maturities	45	128
Total	$788,181	$790,594
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$4,533	$(29)	$—	$—	$4,533	$(29)
Municipal securities	36,220	(812)	2,498	(52)	38,718	(864)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	145,878	(1,897)	12,541	(115)	158,419	(2,012)
Commercial	129,184	(2,148)	6,820	(97)	136,004	(2,245)
Collateralized loan obligations	2,883	(17)	—	—	2,883	(17)
Other Securities	2,933	(5)	—	—	2,933	(5)
Total	$321,631	$(4,908)	$21,859	$(264)	$343,490	$(5,172)

December 31, 2016
Municipal securities	$90,188	$(2,476)	$—	$—	$90,188	$(2,476)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	181,562	(2,148)	10,854	(52)	192,416	(2,200)
Commercial	157,055	(3,446)	12,597	(94)	169,652	(3,540)
Collateralized loan obligations	2,976	(1)	2,969	(30)	5,945	(31)
Corporate obligations	4,032	(9)	—	—	4,032	(9)
Other Securities	6,998	(19)	—	—	6,998	(19)
Total	$442,811	$(8,099)	$26,420	$(176)	$469,231	$(8,275)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

The Company has evaluated these investment securities available for sale as of June 30, 2017 and December 31, 2016 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. None of the underlying issuers of the municipal securities had credit ratings that were below investment grade levels at June 30, 2017 or December 31, 2016. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and six months ended June 30, 2017 and 2016, there were no investment securities determined to be other-than-temporarily impaired.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$208,907	$210,420	$214,834	$215,247
Repurchase agreements	32,731	32,591	29,481	29,294
Other securities pledged	3,534	3,536	3,557	3,546
Total	$245,172	$246,547	$247,872	$248,087

(3)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred costs because they are insignificant.
Loans acquired in a business combination are further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as "PCI" loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and are referred to as "non-PCI" loans.
(a) Loan Origination/Risk Management
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.

A discussion of the risk characteristics of each loan portfolio segment is as follows:
Commercial Business:
There are three significant classes of loans in the commercial business portfolio segment: commercial and industrial, owner-occupied commercial real estate and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, they are discussed separately below.
Commercial and industrial. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may include a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Commercial and Industrial loans carry more risk than other loans because the borrowers’ cash flow is less predictable, and in the event of a default, loss given default is potentially greater because the value of the collateral securing these loans is more difficult to quantify.
Commercial real estate. The Company originates commercial real estate loans within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans, in that these loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate properties. Commercial real estate lending typically involves higher loan principal amounts and payments on loans, and repayment is dependent on successful operation and management of the properties. The value of the real estate securing these loans can be adversely affected by conditions in the real estate market or the economy. There is little difference in risk between owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans.
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. The Company sells most of its single-family loans in the secondary market and retains a smaller portion in its loan portfolio.
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
The Company also originates indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its purchase of indirect loans primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
Loans receivable at June 30, 2017 and December 31, 2016 consisted of the following portfolio segments and classes:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$659,621	$637,773
Owner-occupied commercial real estate	586,236	558,035
Non-owner occupied commercial real estate	904,195	880,880
Total commercial business	2,150,052	2,076,688
One-to-four family residential	80,941	77,391
Real estate construction and land development:
One-to-four family residential	49,479	50,414
Five or more family residential and commercial properties	135,959	108,764
Total real estate construction and land development	185,438	159,178
Consumer	330,215	325,140
Gross loans receivable	2,746,646	2,638,397
Net deferred loan costs	2,861	2,352
Loans receivable, net	2,749,507	2,640,749
Allowance for loan losses	(32,751)	(31,083)
Total loans receivable, net	$2,716,756	$2,609,666
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within Washington State and to a lesser extent Oregon. The Company’s primary market areas are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at June 30, 2017) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of June 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the risk grades is as follows:

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

The following tables present the balance of the loans receivable by credit quality indicator as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Pass	OAEM	Substandard	Total
	(In thousands)
Commercial business:
Commercial and industrial	$619,060	$9,349	$31,212	$659,621
Owner-occupied commercial real estate	561,816	6,198	18,222	586,236
Non-owner occupied commercial real estate	872,877	14,157	17,161	904,195
Total commercial business	2,053,753	29,704	66,595	2,150,052
One-to-four family residential	79,602	—	1,339	80,941
Real estate construction and land development:
One-to-four family residential	44,510	493	4,476	49,479
Five or more family residential and commercial properties	133,102	1,128	1,729	135,959
Total real estate construction and land development	177,612	1,621	6,205	185,438
Consumer	325,000	—	5,215	330,215
Gross loans receivable	$2,635,967	$31,325	$79,354	$2,746,646

	December 31, 2016
	Pass	OAEM	Substandard	Total
	(In thousands)
Commercial business:
Commercial and industrial	$601,273	$5,048	$31,452	$637,773
Owner-occupied commercial real estate	532,585	4,437	21,013	558,035
Non-owner occupied commercial real estate	841,383	14,573	24,924	880,880
Total commercial business	1,975,241	24,058	77,389	2,076,688
One-to-four family residential	76,020	—	1,371	77,391
Real estate construction and land development:
One-to-four family residential	44,752	500	5,162	50,414
Five or more family residential and commercial properties	105,723	1,150	1,891	108,764
Total real estate construction and land development	150,475	1,650	7,053	159,178
Consumer	320,140	—	5,000	325,140
Gross loans receivable	$2,521,876	$25,708	$90,813	$2,638,397

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of June 30, 2017 and December 31, 2016 were $84.1 million and $87.8 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $3.5 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$3,613	$3,531
Owner-occupied commercial real estate	3,795	3,728
Non-owner occupied commercial real estate	1,271	1,321
Total commercial business	8,679	8,580
One-to-four family residential	87	94
Real estate construction and land development:
One-to-four family residential	2,008	2,008
Five or more family residential and commercial properties	—	—
Total real estate construction and land development	2,008	2,008
Consumer	199	227
Nonaccrual loans	$10,973	$10,909
The Company had $1.6 million and $2.8 million of nonaccrual loans guaranteed by governmental agencies at June 30, 2017 and December 31, 2016, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$440	$1,866	$2,306	$657,315	$659,621
Owner-occupied commercial real estate	—	1,338	1,338	584,898	586,236
Non-owner occupied commercial real estate	—	3,052	3,052	901,143	904,195
Total commercial business	440	6,256	6,696	2,143,356	2,150,052
One-to-four family residential	—	—	—	80,941	80,941
Real estate construction and land development:
One-to-four family residential	100	865	965	48,514	49,479
Five or more family residential and commercial properties	366	—	366	135,593	135,959
Total real estate construction and land development	466	865	1,331	184,107	185,438
Consumer	1,442	673	2,115	328,100	330,215
Gross loans receivable	$2,348	$7,794	$10,142	$2,736,504	$2,746,646

	December 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,687	$1,733	$4,420	$633,353	$637,773
Owner-occupied commercial real estate	1,807	2,915	4,722	553,313	558,035
Non-owner occupied commercial real estate	733	—	733	880,147	880,880
Total commercial business	5,227	4,648	9,875	2,066,813	2,076,688
One-to-four family residential	523	—	523	76,868	77,391
Real estate construction and land development:
One-to-four family residential	90	2,008	2,098	48,316	50,414
Five or more family residential and commercial properties	—	377	377	108,387	108,764
Total real estate construction and land development	90	2,385	2,475	156,703	159,178
Consumer	2,292	105	2,397	322,743	325,140
Gross loans receivable	$8,132	$7,138	$15,270	$2,623,127	$2,638,397

There were no loans 90 days or more past due that were still accruing interest as of June 30, 2017 or December 31, 2016, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of June 30, 2017 and December 31, 2016 are set forth in the following tables.

	June 30, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,912	$8,930	$10,842	$11,311	$1,338
Owner-occupied commercial real estate	1,094	3,726	4,820	5,083	696
Non-owner occupied commercial real estate	4,796	6,495	11,291	11,410	907
Total commercial business	7,802	19,151	26,953	27,804	2,941
One-to-four family residential	—	310	310	316	95
Real estate construction and land development:
One-to-four family residential	1,671	1,082	2,753	3,438	59
Five or more family residential and commercial properties	—	1,062	1,062	1,063	64
Total real estate construction and land development	1,671	2,144	3,815	4,501	123
Consumer	—	259	259	280	66
Total	$9,473	$21,864	$31,337	$32,901	$3,225

	December 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,739	$10,636	$12,375	$13,249	$1,199
Owner-occupied commercial real estate	1,150	3,574	4,724	5,107	511
Non-owner occupied commercial real estate	4,905	6,413	11,318	11,386	797
Total commercial business	7,794	20,623	28,417	29,742	2,507
One-to-four family residential	—	321	321	325	97
Real estate construction and land development:
One-to-four family residential	2,243	828	3,071	3,755	6
Five or more family residential and commercial properties	—	1,079	1,079	1,079	60
Total real estate construction and land development	2,243	1,907	4,150	4,834	66
Consumer	48	262	310	325	64
Total	$10,085	$23,113	$33,198	$35,226	$2,734

The Company had governmental guarantees of $1.9 million and $3.5 million related to the impaired loan balances at June 30, 2017 and December 31, 2016, respectively.
The average recorded investment of impaired loans for the three and six months ended June 30, 2017 and 2016 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Commercial business:
Commercial and industrial	$6,925	$10,192	$8,742	$9,933
Owner-occupied commercial real estate	3,278	5,209	3,760	4,904
Non-owner occupied commercial real estate	11,252	11,665	11,274	11,287
Total commercial business	21,455	27,066	23,776	26,124
One-to-four family residential	312	269	315	271
Real estate construction and land development:
One-to-four family residential	2,636	3,310	2,781	3,438
Five or more family residential and commercial properties	1,067	1,816	1,070	1,864
Total real estate construction and land development	3,703	5,126	3,851	5,302
Consumer	235	977	260	716
Total	$25,705	$33,438	$28,202	$32,413
For the three and six months ended June 30, 2017 and 2016, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and six months ended June 30, 2017, the Bank recorded $281,000 and $646,000, respectively, of interest income related to performing TDR loans. For the three and six months ended June 30, 2016, the Bank recorded $167,000 and $345,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$20,364	$6,455	$22,288	$6,900
Allowance for loan losses on TDR loans	2,163	432	1,965	437

The unfunded commitment to borrowers related to TDRs was $129,000 and $249,000 at June 30, 2017 and December 31, 2016, respectively.
Loans that were modified as TDRs during the three and six months ended June 30, 2017 and 2016 are set forth in the following tables:

	Three Months Ended June 30,
	2017		2016
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$3,439	5	$325
Non-owner occupied commercial real estate	1	947	—	—
Total commercial business	6	4,386	5	325
Real estate construction and land development:
One-to-four family residential	2	745	0	—
Five or more family residential and commercial properties	—	—	1	1,633
Total real estate construction and land development	2	745	1	1,633
Consumer	1	10	2	28
Total TDR loans	9	$5,141	8	$1,986

	Six Months Ended June 30,
	2017		2016
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	10	$4,913	13	$1,225
Owner-occupied commercial real estate	1	54	0	—
Non-owner occupied commercial real estate	1	948	1	834
Total commercial business	12	5,915	14	2,059
Real estate construction and land development:
One-to-four family residential	4	1,889	5	2,349
Five or more family residential and commercial properties	—	—	1	1,633
Total real estate construction and land development	4	1,889	6	3,982
Consumer	2	18	5	67
Total TDR loans	18	$7,822	25	$6,108

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2017 and 2016.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the nine loans modified during the three months ended June 30, 2017, six loans with a total outstanding principal balance of $2.8 million had no prior modifications. Of the 18 loans modified during the six months ended June 30, 2017, 11 loans with a total outstanding principal balance of $4.0 million had no prior modifications. Of the eight loans modified during the three months ended June 30, 2016, three loans with a total outstanding principal balance of $61,000 had no prior modifications. Of the 25 loans modified during the six months ended June 30, 2016, ten loans with a total outstanding principal balance of $571,000 had no prior modifications. The remaining loans included in the table above for the three and six months ended June 30, 2017 and 2016 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor these TDRs despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at June 30, 2017 was $776,000 for loans that were modified as TDRs during the six months ended June 30, 2017.
There was one commercial and industrial loan and three consumer loans of $234,000 and $36,000, respectively, at June 30, 2017 that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2017 because the borrowers were more than 90 days delinquent on their scheduled payments. There were no loans that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2016.

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

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$11,263	$7,425	$13,067	$9,317
Owner-occupied commercial real estate	14,201	13,035	17,639	15,973
Non-owner occupied commercial real estate	18,173	16,800	25,037	23,360
Total commercial business	43,637	37,260	55,743	48,650
One-to-four family residential	4,553	4,367	5,120	4,905
Real estate construction and land development:
One-to-four family residential	2,759	1,975	2,958	2,123
Five or more family residential and commercial properties	2,421	2,322	2,614	2,488
Total real estate construction and land development	5,180	4,297	5,572	4,611
Consumer	4,267	5,362	5,296	6,282
Gross PCI loans	$57,637	$51,286	$71,731	$64,448
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$13,132	$16,276	$13,860	$17,592
Accretion	(935)	(1,305)	(1,929)	(2,722)
Disposal and other	(653)	(821)	(1,143)	(2,430)
Change in accretable yield	752	1,209	1,508	2,919
Balance at the end of the period	$12,296	$15,359	$12,296	$15,359

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2017:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2017
Commercial business:
Commercial and industrial	$10,091	$(63)	$452	$171	$10,651
Owner-occupied commercial real estate	4,216	(78)	2	14	4,154
Non-owner occupied commercial real estate	7,601	—	—	108	7,709
Total commercial business	21,908	(141)	454	293	22,514
One-to-four family residential	1,052	—	1	20	1,073
Real estate construction and land development:
One-to-four family residential	791	—	—	30	821
Five or more family residential and commercial properties	1,546	—	—	120	1,666
Total real estate construction and land development	2,337	—	—	150	2,487
Consumer	5,195	(398)	110	803	5,710
Unallocated	1,102	—	—	(135)	967
Total	$31,594	$(539)	$565	$1,131	$32,751

Six Months Ended June 30, 2017
Commercial business:
Commercial and industrial	$10,968	$(358)	$675	$(634)	$10,651
Owner-occupied commercial real estate	3,661	(85)	151	427	4,154
Non-owner occupied commercial real estate	7,753	—	—	(44)	7,709
Total commercial business	22,382	(443)	826	(251)	22,514
One-to-four family residential	1,015	—	1	57	1,073
Real estate construction and land development:
One-to-four family residential	797	—	10	14	821
Five or more family residential and commercial properties	1,359	—	—	307	1,666
Total real estate construction and land development	2,156	—	10	321	2,487
Consumer	5,024	(941)	217	1,410	5,710
Unallocated	506	—	—	461	967
Total	$31,083	$(1,384)	$1,054	$1,998	$32,751

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of June 30, 2017.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,338	$7,729	$1,584	$10,651
Owner-occupied commercial real estate	696	2,286	1,172	4,154
Non-owner occupied commercial real estate	907	5,168	1,634	7,709
Total commercial business	2,941	15,183	4,390	22,514
One-to-four family residential	95	724	254	1,073
Real estate construction and land development:
One-to-four family residential	59	519	243	821
Five or more family residential and commercial properties	64	1,483	119	1,666
Total real estate construction and land development	123	2,002	362	2,487
Consumer	66	4,549	1,095	5,710
Unallocated	—	967	—	967
Total	$3,225	$23,425	$6,101	$32,751
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,842	$641,354	$7,425	$659,621
Owner-occupied commercial real estate	4,820	568,381	13,035	586,236
Non-owner occupied commercial real estate	11,291	876,104	16,800	904,195
Total commercial business	26,953	2,085,839	37,260	2,150,052
One-to-four family residential	310	76,264	4,367	80,941
Real estate construction and land development:
One-to-four family residential	2,753	44,751	1,975	49,479
Five or more family residential and commercial properties	1,062	132,575	2,322	135,959
Total real estate construction and land development	3,815	177,326	4,297	185,438
Consumer	259	324,594	5,362	330,215
Total	$31,337	$2,664,023	$51,286	$2,746,646

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2016.

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
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$12,375	$616,081	$9,317	$637,773
Owner-occupied commercial real estate	4,724	537,338	15,973	558,035
Non-owner occupied commercial real estate	11,318	846,202	23,360	880,880
Total commercial business	28,417	1,999,621	48,650	2,076,688
One-to-four family residential	321	72,165	4,905	77,391
Real estate construction and land development:
One-to-four family residential	3,071	45,220	2,123	50,414
Five or more family residential and commercial properties	1,079	105,197	2,488	108,764
Total real estate construction and land development	4,150	150,417	4,611	159,178
Consumer	310	318,548	6,282	325,140
Total	$33,198	$2,540,751	$64,448	$2,638,397

(5)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$786	$1,826	$754	$2,019
Additions	—	—	32	652
Proceeds from dispositions	—	(227)	—	(770)
Gain on sales, net	—	32	—	42
Valuation adjustment	—	(71)	—	(383)
Balance at the end of the period	$786	$1,560	$786	$1,560

At June 30, 2017, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $555,000. At June 30, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loan class in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process was $656,000.

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
There were no additions to goodwill during the three and six months ended June 30, 2017 and 2016.
At June 30, 2017, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the three and six months ended June 30, 2017. Similarly, no goodwill impairment charges were required, or recorded, for the three and six months ended June 30, 2016. Even though there was no goodwill impairment at June 30, 2017, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB and Cowlitz were estimated to be ten, ten, five and nine years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$7,050	$8,454	$7,374	$8,789
Less: Amortization	323	363	647	698
Balance at the end of the period	$6,727	$8,091	$6,727	$8,091

(7)	Other Borrowings
(a) Federal Home Loan Bank Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At June 30, 2017, the Bank maintained a credit facility with the FHLB of Des Moines for $623.8 million and had short-term FHLB advances outstanding of $110.9 million. At December 31, 2016 there were FHLB advances outstanding of $79.6 million.
The following table sets forth the details of FHLB advances during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Average balance during the period	$107,125	$29,272	$104,144	$14,636
Maximum month-end balance during the period	$137,450	$57,300	$137,450	$57,300
Weighted average rate during the period	0.89%	0.54%	0.86%	0.54%
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

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of June 30, 2017. The lines generally mature annually or are reviewed annually. As of June 30, 2017 and December 31, 2016, there were no federal funds purchased.
(c) Credit facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $46.5 million as of June 30, 2017, on which there were no borrowings outstanding as of June 30, 2017 or December 31, 2016. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The adjustable rate of the trust preferred securities at June 30, 2017 was 2.86%. The weighted average rate of the junior subordinated debentures was 5.04% and 4.96% for the three and six months ended June 30, 2017, respectively, and 4.45% and 4.40% for the three and six months ended June 30, 2016, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At June 30, 2017 and December 31, 2016, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.9 million and $19.7 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	June 30, 2017	December 31, 2016
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$754	$2,944
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	12,399	5,191
Commercial	8,102	13,969
Total repurchase agreements	$21,255	$22,104
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The purpose of these derivative contracts is primarily to provide commercial business loan customers the ability to convert their loans from variable to fixed interest rates. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party in order to offset its exposure on the variable and fixed rate components of the customer agreement. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party, which is recorded in interest rate swap fees on the Condensed Consolidated Statements of Income. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2017 and December 31, 2016 are presented in the following table.

	June 30, 2017		December 31, 2016
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$120,117	$288	$102,709	$1,099
Interest rate swap with third party (1)	120,117	(288)	102,709	(1,099)
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $3.1 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $3.1 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income:
Net income	$11,828	$8,895	$21,144	$17,986
Less: Dividends and undistributed earnings allocated to participating securities	(83)	(91)	(164)	(177)
Net income allocated to common shareholders	$11,745	$8,804	$20,980	$17,809
Basic:
Weighted average common shares outstanding	29,939,280	29,976,644	29,945,641	29,970,947
Less: Restricted stock awards	(183,082)	(307,786)	(215,446)	(300,584)
Total basic weighted average common shares outstanding	29,756,198	29,668,858	29,730,195	29,670,363
Diluted:
Basic weighted average common shares outstanding	29,756,198	29,668,858	29,730,195	29,670,363
Effect of potentially dilutive common shares (1)	83,411	12,225	64,042	13,230
Total diluted weighted average common shares outstanding	29,839,609	29,681,083	29,794,237	29,683,593

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the three months ended June 30, 2016, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the six months ended June 30, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 874 as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the six months ended June 30, 2017 and calendar year 2016.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	—	—	100,000	579,996
Stock repurchase average share price	$—	$—	$—	$17.05	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and six months ended June 30, 2017, the Company repurchased 11,476 and 27,367 shares of common stock at an average price per share of $25.50 and $24.60 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and six months ended June 30, 2016, the Company repurchased 12,684 and 23,939 shares of common stock at an average price per share of $17.54 and $17.57 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017 (1)	Six Months Ended June30, 2017 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$(1,133)	$(2,606)
Other comprehensive income before reclassification	2,766	4,239
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(76)	(76)
Net current period other comprehensive income	2,690	4,163
Balance of AOCI at the end of period	$1,557	$1,557
(1) All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	Three Months Ended June 30, 2016 (1)	Six Months Ended June 30, 2016 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$8,270	$2,559
Other comprehensive income before reclassification	4,203	10,278
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(130)	(494)
Net current period other comprehensive income	4,073	9,784
Balance of AOCI at the end of period	$12,343	$12,343
(1) All amounts are due to the changes in fair value of available for sale securities and are net of tax.

(13)	Stock-Based Compensation
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
Under the Company's stock-based compensation plans, 1,069,529 shares remain available for future issuance as of June 30, 2017.
(a) Stock Option Awards
For the three and six months ended June 30, 2017 and 2016, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2017 was $98,000 and $109,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2016 was $90,000 and $369,000, respectively.
The following table summarizes the stock option activity for the six months ended June 30, 2017 and 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	79,408	$14.19
Exercised	(25,574)	14.43
Forfeited or expired	(4,200)	16.80
Outstanding at June 30, 2016	49,634	$13.84	3.05	$185

Outstanding at December 31, 2016	37,495	$13.77
Exercised	(8,372)	13.03
Forfeited or expired	(1,308)	13.53
Outstanding, vested and expected to vest and exercisable at June 30, 2017	27,815	$14.00	2.63	$348

(b) Restricted Stock Awards
For the three and six months ended June 30, 2017, the Company recognized compensation expense related to restricted stock awards of $359,000 and $804,000, respectively, and a related tax benefit of $126,000 and $282,000, respectively. For the three and six months ended June 30, 2016, the Company recognized compensation expense related to restricted stock awards of $427,000 and $872,000, respectively, and a related tax benefit of $150,000 and $305,000, respectively. As of June 30, 2017, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.2 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.03 years. The vesting date fair value of the restricted stock awards that vested during the six months ended June 30, 2017 and 2016 was $2.6 million and $1.7 million, respectively.
The following table summarizes the restricted stock award activity for the six months ended June 30, 2017 and 2016:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	264,521	$15.92
Granted	119,383	17.52
Vested	(96,009)	15.83
Forfeited	(4,221)	16.38
Nonvested at June 30, 2016	283,674	$16.62

Nonvested at December 31, 2016	261,296	$16.80
Granted	—	—
Vested	(105,972)	16.47
Forfeited	(7,704)	16.78
Nonvested at June 30, 2017	147,620	$17.04

(c) Restricted Stock Units
For the three and six months ended June 30, 2017, the Company recognized compensation expense related to restricted stock units of $171,000 and $236,000, respectively. As of June 30, 2017, the total unrecognized compensation expense related to non-vested restricted stock units was $2.1 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.52 years.
The following table summarizes the restricted stock unit activity for the six months ended June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,019	25.29
Vested	—	—
Forfeited	(909)	25.35
Nonvested at June 30, 2017	91,110	$25.29
The following table summarizes the assumptions used in the Monte Carlo model for restricted stock unit grants with market-based conditions:

Grant Period Ending	Expected Term in Years	Weighted-Average Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield	Weighted-Average Fair Value
June 30, 2017	2.85	1.40%	21.8%	—%	$24.39

(14)	Fair Value Measurements
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
Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or valuations using methodologies with observable inputs.
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
(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to measure the fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale:
The fair values of all investment securities are based upon the assumptions that market participants would use in pricing the security. If available, fair values of investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Security valuations are obtained from third party pricing services for comparable assets or liabilities.
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price, or fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is generally not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2).
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$9,448	$—	$9,448	$—
Municipal securities	244,330	—	244,330	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	281,836	—	281,836	—
Commercial	208,659	—	208,659	—
Collateralized loan obligations	6,795	—	6,795	—
Corporate obligations	13,765	—	13,765	—
Other securities	25,761	128	25,633	—
Total investment securities available for sale	790,594	128	790,466	—
Derivative assets - interest rate swaps	3,055	—	3,055	—
Liabilities
Derivative liabilities - interest rate swaps	$3,055	$—	$3,055	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	$—	$1,569	$—
Municipal securities	237,256	—	237,256	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	309,176	—	309,176	—
Commercial	208,318	—	208,318	—
Collateralized loan obligations	10,478	—	10,478	—
Corporate obligations	16,706	—	16,706	—
Other securities	11,142	123	11,019	—
Total investment securities available for sale	794,645	123	794,522	—
Derivative assets - interest rate swaps	2,804	—	2,804	—
Liabilities
Derivative liabilities - interest rate swaps	$2,804	$—	$2,804	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 and the net losses (gains) recorded in earnings during three and six months ended June 30, 2017 and 2016.

	Basis(1)	Fair Value at June 30, 2017
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended June 30, 2017	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2017
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$172	$164	$—	$—	$164	$—	$7
Owner-occupied commercial real estate	182	179	—	—	179	3	8
Total commercial business	354	343	—	—	343	3	15
Consumer	18	16	—	—	16	—	(3)
Total assets measured at fair value on a nonrecurring basis	$372	$359	$—	$—	$359	$3	$12

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2016	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$205	$200	$—	$—	$200	$60	$60
Owner-occupied commercial real estate	780	603	—	—	603	—	—
Total commercial business	985	803	—	—	803	60	60
Real estate construction and land development:
One-to-four family residential	828	822	—	—	822	(6)	(13)
Total real estate construction and land development	828	822	—	—	822	(6)	(13)
Consumer	16	9	—	—	9	—	—
Total assets measured at fair value on a nonrecurring basis	$1,829	$1,634	$—	$—	$1,634	$54	$47

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$359	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 23.0%; (2.6%)

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,634	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 63.9%; 20.4%

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

	June 30, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$124,234	$124,234	$124,234	$—	$—
Investment securities available for sale	790,594	790,594	112	790,482	—
Federal Home Loan Bank stock	9,083	N/A	N/A	N/A	N/A
Loans held for sale	5,787	5,961	—	5,961	—
Total loans receivable, net	2,716,756	2,725,031	—	—	2,725,031
Accrued interest receivable	11,081	11,081	11	3,515	7,555
Derivative assets - interest rate swaps	3,055	3,055	—	3,055	—
Financial Liabilities:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,900,997	$2,900,997	$2,900,997	$—	$—
Certificate of deposit accounts	390,253	389,373	—	389,373	—
Federal Home Loan Bank advances	110,900	110,900	—	110,900	—
Securities sold under agreement to repurchase	21,255	21,255	21,255	—	—
Junior subordinated debentures	19,863	15,000	—	—	15,000
Accrued interest payable	151	151	41	80	30
Derivative liabilities - interest rate swaps	3,055	3,055	—	3,055	—

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,745	$103,745	$103,745	$—	$—
Investment securities available for sale	794,645	794,645	123	794,522	—
Federal Home Loan Bank stock	7,564	N/A	N/A	N/A	N/A
Loans held for sale	11,662	11,988	—	11,988	—
Loans receivable, net of allowance for loan losses	2,609,666	2,675,811	—	—	2,675,811
Accrued interest receivable	10,925	10,925	3	3,472	7,450
Derivative assets - interest rate swaps	2,804	2,804	—	2,804	—
Financial Liabilities:
Noninterest deposits, NOW accounts, money market accounts and savings accounts	$2,872,247	$2,872,247	$2,872,247	$—	$—
Certificate of deposit accounts	357,401	357,536	—	357,536	—
Federal Home Loan Bank advances	79,600	79,600	—	79,600	—
Securities sold under agreement to repurchase	22,104	22,104	22,104	—	—
Junior subordinated debentures	19,717	15,000	—	—	15,000
Accrued interest payable	215	215	44	142	29
Derivative liabilities - interest rate swaps	2,804	2,804	—	2,804	—
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
Accrued Interest Receivable/Payable:
The fair value of accrued interest receivable/payable balances approximates the carrying value. The fair value measurements are commensurate with the asset or liability from which the accrued interest is generated (Level 1, Level 2 and Level 3).

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

(16)	Subsequent Event
On July 26, 2017 the Company announced the execution of a definitive agreement with Puget Sound Bancorp, Inc. ("Puget Sound") under which Heritage will acquire Puget Sound in an all-stock transaction valued at approximately $126.1 million based on the closing price of Heritage common stock of $27.15 on July 26, 2017. Puget Sound is a business bank headquartered in Bellevue, Washington with one branch location. Under the terms of the agreement, Puget Sound shareholders will receive 1.320 shares of Heritage common stock for each share of Puget Sound common stock, subject to potential adjustment. The value of the consideration will fluctuate until closing based on the value of Heritage's stock price and may be adjusted by a cap and collar in certain circumstances. The definitive agreement has been unanimously approved by both boards of directors of Heritage and Puget Sound. The merger is subject to regulatory approvals, approval by Puget Sound shareholders and certain other customary closing conditions and is expected to close in the first quarter of 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2017. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2016 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At June 30, 2017, we had total assets of $3.99 billion and total stockholders’ equity of $500.0 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our net income is affected by many factors, including the provision for loan losses. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that we believe is appropriate to provide for probable incurred credit losses in its loan portfolio.
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, gain on sale of loans (net) and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, and data processing. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease payments, depreciation charges, maintenance and costs of utilities. Data processing consists primarily of processing and network services related to the Bank’s core system, including account processing systems, electronic payments processing of products and services, and internet and mobile banking channels.
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

Earnings Summary
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
Net income was $11.8 million, or $0.39 per diluted common share, for the three months ended June 30, 2017 compared to $8.9 million, or $0.30 per diluted common share, for the three months ended June 30, 2016. The $2.9 million, or 33.0% increase in net income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily the result of a $4.1 million, or 62.2% increase in noninterest income and a $1.1 million, or 3.3%, increase in net interest income, partially offset by a $1.3 million, or 5.0% increase in noninterest expense.
The net interest margin decreased eight basis points to 3.92% for the three months ended June 30, 2017 compared to 4.00% for the same period in 2016.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio improved to 62.0% for the three months ended June 30, 2017 from 66.8% for the three months ended June 30, 2016. The improvement in the efficiency ratio for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily attributable to the increase in noninterest income.
Comparison of six months ended June 30, 2017 to the comparable period in the prior year
Net income was $21.1 million, or $0.70 per diluted common share, for the six months ended June 30, 2017 compared to $18.0 million, or $0.60 per diluted common share, for the six months ended June 30, 2016. The $3.2 million, or 17.6% increase in net income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily the result of a $4.4 million, or 32.8% increase in noninterest income and a $1.5 million, or 2.2%, increase in net interest income, partially offset by a $2.2 million, or 4.1% increase in noninterest expense.
The net interest margin decreased 11 basis points to 3.91% for the six months ended June 30, 2017 compared to 4.02% for the same period in 2016.
The Company’s efficiency ratio improved to 64.5% for the six months ended June 30, 2017 from 66.5% for the six months ended June 30, 2016. The improvement in the efficiency ratio for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to the increase in noninterest income.
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
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
Net interest income increased $1.1 million, or 3.3%, to $34.2 million for the three months ended June 30, 2017 compared to $33.1 million for the same period in 2016. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,657,946	$31,500	4.75%	$2,466,963	$30,503	4.97%
Taxable securities	567,066	3,141	2.22	601,499	2,838	1.90
Nontaxable securities (3)	224,719	1,304	2.33	216,947	1,193	2.21
Other interest earning assets	48,335	142	1.18	39,775	58	0.59
Total interest earning assets	3,498,066	36,087	4.14%	3,325,184	34,592	4.18%
Noninterest earning assets	411,726			385,820
Total assets	$3,909,792			$3,711,004
Interest Bearing Liabilities:
Certificates of deposit	$363,053	$479	0.53%	$399,899	$504	0.51%
Savings accounts	497,033	316	0.26	466,101	165	0.14
Interest bearing demand and money market accounts	1,484,767	612	0.17	1,449,481	573	0.16
Total interest bearing deposits	2,344,853	1,407	0.24	2,315,481	1,242	0.22
FHLB advances and other borrowings	107,132	239	0.89	29,272	39	0.54
Securities sold under agreement to repurchase	22,852	12	0.21	19,160	10	0.21
Junior subordinated debentures	19,822	249	5.04	19,528	216	4.45
Total interest bearing liabilities	2,494,659	1,907	0.31%	2,383,441	1,507	0.25%
Demand and other noninterest bearing deposits	873,314			811,508
Other noninterest bearing liabilities	44,582			32,068
Stockholders’ equity	497,237			483,987
Total liabilities and stockholders’ equity	$3,909,792			$3,711,004
Net interest income		$34,180			$33,085
Net interest spread			3.83%			3.93%
Net interest margin			3.92%			4.00%
Average interest earning assets to average interest bearing liabilities			140.22%			139.51%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $1.5 million, or 4.3%, to $36.1 million for the three months ended June 30, 2017 compared to $34.6 million for the same period in 2016. The balance of average interest earning assets increased $172.9 million, or 5.2%, to $3.50 billion for the three months ended June 30, 2017 from $3.33 billion for the three months ended June 30, 2016 and the yield on total interest earning assets decreased four basis points to 4.14% for the three months ended June 30, 2017 compared to 4.18% for the three months ended June 30, 2016.
Interest income from interest and fees on loans increased $997,000, or 3.3%, to $31.5 million for the three months ended June 30, 2017 from $30.5 million for the same period in 2016 primarily due to an increase in average loans receivable of $191.0 million, or 7.7%, as a result of loan growth, offset partially by a 22 basis point decrease in the loan yield to 4.75% for the three months ended June 30, 2017 from 4.97% for the three months ended June 30, 2016. The decrease in loan yield was due primarily to a decrease in the contractual note rates in the loan portfolio and a decrease in incremental accretion income.

The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.53%	4.59%
Impact on loan yield from incremental accretion on purchased loans (1)	0.22%	0.38%
Loan yield	4.75%	4.97%

Incremental accretion on purchased loans (1)	$1,481	$2,361

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

Incremental accretion income was $1.5 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a continued decline in the purchased loan balances and a decrease in the prepayments of purchased loans during the three months ended June 30, 2017 compared to the same period in 2016. The incremental accretion is expected to continue to decrease as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and a $414,000, or 10.3%, increase in interest income on investment securities to $4.4 million during the three months ended June 30, 2017 from $4.0 million for the three months ended June 30, 2016 as a result of an increase in investment yields for the three months ended June 30, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. Yields on taxable securities increased 32 basis points to 2.22% for the three months ended June 30, 2017 from 1.90% for the same period in 2016. Yields on nontaxable securities increased 12 basis points to 2.33% for the three months ended June 30, 2017 from 2.21% for the same period in 2016. The average balance of investment securities decreased $26.7 million, or 3.3%, to $791.8 million during the three months ended June 30, 2017 from $818.4 million during the three months ended June 30, 2016. The Company has actively managed its investment securities portfolio to mitigate declining, but recently improving, loan yields.
Average other interest earning assets increased $8.6 million, or 21.5%, to $48.3 million for the three months ended June 30, 2017 compared to $39.8 million for the three months ended June 30, 2016. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in liquid assets compared to the same period in the prior year.
Interest Expense
Total interest expense increased $400,000, or 26.5%, to $1.9 million for the three months ended June 30, 2017 compared to $1.5 million for the same period in 2016. The average cost of interest bearing liabilities increased six basis points to 0.31% for the three months ended June 30, 2017 from 0.25% for the three months ended June 30, 2016 as a result of increases in market rates. Total average interest bearing liabilities increased by $111.2 million, or 4.7%, to $2.49 billion for the three months ended June 30, 2017 from $2.38 billion for the three months ended June 30, 2016.
The average cost of interest bearing deposits increased two basis points to 0.24% for the three months ended June 30, 2017 from 0.22% for the same period in 2016. Total average interest bearing deposits increased $29.4 million, or 1.3%, to $2.34 billion for the three months ended June 30, 2017 from $2.32 billion for the three months ended June 30, 2016.
The average balance of savings accounts increased $30.9 million, or 6.6%, to $497.0 million for the three months ended June 30, 2017 from $466.1 million for the same period in 2016. The cost of savings accounts increased 12 basis points to 0.26% for the three months ended June 30, 2017 from 0.14% for the same period in 2016. Based on the increase in the average balance and the cost of the savings accounts, interest expense increased $151,000, or 91.5%, to $316,000 during the three months ended June 30, 2017 from $165,000 for the same period in 2016.
The increase in interest expense on savings accounts was partially offset by a $25,000, or 5.0%, decrease in interest expense on certificates of deposit to $479,000 for the three months ended June 30, 2017 from $504,000 for the same period in 2016 due to a decrease of $36.8 million, or 9.2%, in the average balance to $363.1 million for the three months ended June 30, 2017 from $399.9 million for the same period in 2016.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended June 30, 2017 was 5.04%, an increase of 59 basis points from 4.45% for the same period in 2016. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 1.30% at June 30, 2017 from 0.65% on June 30, 2016.
The increase in interest expense on FHLB advances and other borrowings was due to a combination of an increase in average balances and an increase in the cost of funds. The average balance for FHLB advances and other borrowings increased $77.9 million, or 266.0%, to $107.1 million for the three months ended June 30, 2017 from $29.3 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances for the three months ended June 30, 2017 was 0.89%, an increase of 35 basis points from 0.54% for the same period in 2016, due primarily to continued increases in short-term borrowing rates.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the three months ended June 30, 2017 decreased eight basis points to 3.92% from 4.00% for the same period in 2016. The net interest spread for the three months ended June 30, 2017 decreased ten basis points to 3.83% from 3.93% for the same period in 2016. The decrease was primarily due to the above mentioned decreases in yields on total interest earning assets and increases in the cost of funds of interest bearing liabilities.
Net interest margin is also impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.75%	3.71%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.17	0.29
Net interest margin	3.92%	4.00%

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

Comparison of six months ended June 30, 2017 to the comparable period in the prior year
Net interest income increased $1.5 million, or 2.2%, to $67.3 million for the six months ended June 30, 2017 compared to $65.8 million for the same period in 2016. The following table provides relevant net interest income information for the dates indicated.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,644,953	$61,985	4.73%	$2,429,356	$60,680	5.02%
Taxable securities	567,191	6,190	2.20	597,107	5,634	1.90
Nontaxable securities (3)	223,499	2,572	2.32	217,027	2,364	2.19
Other interest earning assets	40,074	203	1.02	50,303	149	0.60
Total interest earning assets	3,475,717	70,950	4.12%	3,293,793	68,827	4.20%
Noninterest earning assets	419,210			382,602
Total assets	$3,894,927			$3,676,395
Interest Bearing Liabilities:
Certificates of deposit	$357,209	$894	0.50%	$406,505	$1,028	0.51%
Savings accounts	501,571	581	0.23	464,223	326	0.14
Interest bearing demand and money market accounts	1,483,972	1,198	0.16	1,445,862	1,142	0.16
Total interest bearing deposits	2,342,752	2,673	0.23	2,316,590	2,496	0.22
FHLB advances and other borrowings	104,148	442	0.86	14,636	39	0.54
Securities sold under agreement to repurchase	20,946	22	0.21	20,623	21	0.20
Junior subordinated debentures	19,786	487	4.96	19,489	426	4.40
Total interest bearing liabilities	2,487,632	3,624	0.29%	2,371,338	2,982	0.25%
Demand and other noninterest bearing deposits	869,910			794,147
Other noninterest bearing liabilities	45,890			30,660
Stockholders’ equity	491,495			480,250
Total liabilities and stockholders’ equity	$3,894,927			$3,676,395
Net interest income		$67,326			$65,845
Net interest spread			3.83%			3.95%
Net interest margin			3.91%			4.02%
Average interest earning assets to average interest bearing liabilities			139.72%			138.90%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $2.1 million, or 3.1%, to $71.0 million for the six months ended June 30, 2017 compared to $68.8 million for the same period in 2016. The balance of average interest earning assets increased $181.9 million, or 5.5%, to $3.48 billion for the six months ended June 30, 2017 from $3.29 billion for the six months ended June 30, 2016 and the yield on total interest earning assets decreased eight basis points to 4.12% for the six months ended June 30, 2017 compared to 4.20% for the six months ended June 30, 2016.
Interest income from interest and fees on loans increased $1.3 million, or 2.2%, to $62.0 million for the six months ended June 30, 2017 from $60.7 million for the same period in 2016 due primarily to an increase in average loans receivable, offset partially by a decrease in loan yields. Average loans receivable increased $215.6 million, or 8.9%, to $2.64 billion for the six months ended June 30, 2017 compared to $2.43 billion for the six months ended June 30, 2016. Loan yields decreased 29 basis points to 4.73% for the six months ended June 30, 2017 from 5.02% for the six months ended June 30, 2016 due primarily to a decrease in the contractual note rates in the loan portfolio and a decrease in incremental accretion income.

The following table presents the loan yield and effects of the incremental accretion on purchased loans for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.53%	4.68%
Impact on loan yield from incremental accretion on purchased loans (1)	0.20%	0.34%
Loan yield	4.73%	5.02%

Incremental accretion on purchased loans (1)	$2,651	$4,140

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

Incremental accretion income was $2.7 million and $4.1 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a continued decline in the purchased loan balances and a decrease in the prepayments of purchased loans during the six months ended June 30, 2017 compared to the same period in 2016. The incremental accretion is expected to continue to decrease as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and a $764,000, or 9.6%, increase in interest income on investment securities to $8.8 million during the six months ended June 30, 2017 from $8.0 million for the six months ended June 30, 2016 as a result of an increase in investment yields for the six months ended June 30, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. Yields on taxable securities increased 30 basis points to 2.20% for the six months ended June 30, 2017 from 1.90% for the same period in 2016. Yields on nontaxable securities increased 13 basis points to 2.32% for the six months ended June 30, 2017 from 2.19% for the same period in 2016. The average balance of investment securities decreased $23.4 million, or 2.9%, to $790.7 million during the six months ended June 30, 2017 from $814.1 million during the six months ended June 30, 2016. The Company has actively managed its investment securities portfolio to mitigate declining loan yields.
Average other interest earning assets decreased $10.2 million, or 20.3%, to $40.1 million for the six months ended June 30, 2017 compared to $50.3 million for the six months ended June 30, 2016. The decrease was due primarily to a decrease in interest earning deposits as the Bank utilized these assets to fund its loan growth.
Interest Expense
Total interest expense increased $642,000, or 21.5%, to $3.6 million for the six months ended June 30, 2017 compared to $3.0 million for the same period in 2016. The average cost of interest bearing liabilities increased four basis points to 0.29% for the six months ended June 30, 2017 from 0.25% for the six months ended June 30, 2016. Total average interest bearing liabilities increased by $116.3 million, or 4.9%, to $2.49 billion for the six months ended June 30, 2017 from $2.37 billion for the six months ended June 30, 2016.
The average cost of interest bearing deposits increased one basis point to 0.23% for the six months ended June 30, 2017 from 0.22% for the same period in 2016. Total average interest bearing deposits increased $26.2 million, or 1.1%, to $2.34 billion for the six months ended June 30, 2017 from $2.32 billion for the six months ended June 30, 2016.
The average balance of savings accounts increased $37.3 million, or 8.0%, to $501.6 million for the six months ended June 30, 2017 from $464.2 million for the same period in 2016. The cost of savings accounts increased nine basis points to 0.23% for the six months ended June 30, 2017 from 0.14% for the same period in 2016. Based on the increase in average balance and cost of the savings accounts, the interest expense increased $255,000, or 78.2%, to $581,000 during the six months ended June 30, 2017 from $326,000 for the same period in 2016.
The increase in interest expense on savings accounts was partially offset by a $134,000, or 13.0%, decrease in interest expense on certificates of deposit to $894,000 for the six months ended June 30, 2017 from $1.0 million for the same period in 2016 due to a combination of a decrease in average balance of $49.3 million, or 12.1%, to $357.2 million for the six months ended June 30, 2017 from $406.5 million for the same period in 2016 and a decrease in the cost of certificates of deposit of one basis point to 0.50% for the six months ended June 30, 2017 from 0.51% for the same period in 2016.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the six months ended June 30, 2017 was 4.96%, an increase of 56 basis points from 4.40% for the same period in 2016. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 1.30% at June 30, 2017 from 0.65% on June 30, 2016.
The increase in interest expense on FHLB advances and other borrowings was due to a combination of an increase in average balances and an increase in the cost of funds. The average balance for FHLB advances and other borrowings increased $93.5 million, or 638.9%, to $104.1 million for the six months ended June 30, 2017 from $14.6 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances and other borrowings for the six months ended June 30, 2017 was 0.86%, an increase of 32 basis points from 0.54% for the same period in 2016.
Net Interest Margin
Net interest income as a percentage of average interest earning assets (net interest margin) for the six months ended June 30, 2017 decreased 11 basis points to 3.91% from 4.02% for the same period in 2016. The net interest spread for the six months ended June 30, 2017 decreased 12 basis points to 3.83% from 3.95% for the same period in 2016. The decreases were primarily due to the above mentioned decrease in yields on total interest earning assets and an increase in the cost of funds of total interest bearing liabilities.
Net interest margin is also impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.76%	3.77%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.15	0.25
Net interest margin	3.91%	4.02%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and six months ended June 30, 2017 and 2016 was calculated in accordance with the Bank's methodology for determining the allowance for loan losses. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
The provision for loan losses was $1.1 million for both the three months ended June 30, 2017 and the three months ended June 30, 2016. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended June 30, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of six months ended June 30, 2017 to the comparable period in the prior year
The provision for loan losses decreased $261,000, or 11.6% to $2.0 million for the six months ended June 30, 2017 from $2.3 million for the six months ended June 30, 2016. The decrease in the provision for loan losses for the six months ended June 30, 2017 from the same period in 2016 was primarily the result of a change in the volume and mix of loans, changes in certain environmental factors and improvements in certain historical loss factors. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the six months ended June 30, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
Total noninterest income increased $4.1 million, or 62.2%, to $10.7 million for the three months ended June 30, 2017 compared to $6.6 million for the same period in 2016. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,426	$3,476	$950	27.3%
Gain on sale of investment securities, net	117	201	(84)	(41.8)
Gain on sale of loans, net	4,138	1,242	2,896	233.2
Interest rate swap fees	282	227	55	24.2
Other income	1,700	1,430	270	18.9
Total noninterest income	$10,663	$6,576	$4,087	62.2%
Service charges and other fees increased $950,000, or 27.3% to $4.4 million for the three months ended June 30, 2017 compared to $3.5 million for the same period in 2016, due primarily to a consumer deposit account consolidation process completed at the end of 2016 as well as an increase in deposit balances.
Gain on the sale of loans, net increased $2.9 million, or 233.2% to $4.1 million for the three months ended June 30, 2017 compared to $1.2 million the same period in 2016, due primarily to a $3.0 million gain on sale of a previously classified purchased credit impaired loan.
Comparison of six months ended June 30, 2017 to the comparable period in the prior year
Total noninterest income increased $4.4 million, or 32.8%, to $18.0 million for the six months ended June 30, 2017 compared to $13.6 million for the same period in 2016. The following table presents the change in the key components of noninterest income for the periods noted.

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$8,639	$6,832	$1,807	26.4%
Gain on sale of investment securities, net	117	761	(644)	(84.6)
Gain on sale of loans, net	5,333	1,971	3,362	170.6
Interest rate swap fees	415	363	52	14.3
Other income	3,508	3,639	(131)	(3.6)
Total noninterest income	$18,012	$13,566	$4,446	32.8%
Service charges and other fees increased $1.8 million, or 26.4% to $8.6 million for the six months ended June 30, 2017 compared to $6.8 million for the same period in 2016, due primarily to a consumer deposit account consolidation process completed at the end of 2016 as well as an increase in deposit balances.
Gain on the sale of loans, net increased $3.4 million, or 170.6% to $5.3 million for the six months ended June 30, 2017 compared to $2.0 million the same period in 2016, due primarily to a $3.0 million gain on sale of a previously classified purchased credit impaired loan as well as higher mortgage banking activity as proceeds from sale of loans increased $10.9 million, or 18.1%, to $71.4 million for the six months ended June 30, 2017 from $60.5 million for the six months ended June 30, 2016.
The increase in noninterest income was partially offset by a decrease in gain on sale of investment securities, net. The $644,000, or 84.6%, decrease was primarily the result of fewer sales resulting in a decrease in proceeds from sale of investment securities to $15.0 million for the six months ended June 30, 2017 compared to $75.8 million for the same period in 2016.

Noninterest Expense
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
Noninterest expense increased $1.3 million, or 5.0%, to $27.8 million during the three months ended June 30, 2017 compared to $26.5 million for the three months ended June 30, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended June 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$16,272	$14,898	$1,374	9.2%
Occupancy and equipment	3,818	4,111	(293)	(7.1)
Data processing	2,002	1,829	173	9.5
Marketing	805	781	24	3.1
Professional services	1,053	833	220	26.4
State and local taxes	639	604	35	5.8
Federal deposit insurance premium	357	528	(171)	(32.4)
Other real estate owned, net	21	61	(40)	(65.6)
Amortization of intangible assets	323	363	(40)	(11.0)
Other expense	2,519	2,469	50	2.0
Total noninterest expense	$27,809	$26,477	$1,332	5.0%
Compensation and employee benefits increased $1.4 million, or 9.2%, to $16.3 million during the three months ended June 30, 2017 from $14.9 million during the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to staffing increases and standard salary increases.
Professional services increased $220,000, or 26.4%, to $1.1 million during the three months ended June 30, 2017 from $833,000 during the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to up front costs related to the new Portland, Oregon lending team members who started in May 2017.
Occupancy and equipment decreased $293,000, or 7.1%, to $3.8 million during the three months ended June 30, 2017 from $4.1 million during the three months ended June 30, 2016. The decrease was primarily a result of lease termination-related costs that were incurred during 2016 as a result of branch consolidations completed during 2016 that did not reoccur during the three months ended June 30, 2017.
Federal Deposit Insurance premium decreased $171,000, or 32.4% to $357,000 during the three months ended June 30, 2017 from $528,000 during the three months ended June 30, 2016. The decrease was a result of the FDIC's new assessment rate schedule effective July 1, 2016, which decreased the range of initial base assessment rates for all insured institutions because of the increase in the Deposit Insurance Fund Reserve.
The ratio of noninterest expense to average assets (annualized) was 2.85% for the three months ended June 30, 2017 compared to 2.87% for the three months ended June 30, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage noninterest expenses.

Comparison of six months ended June 30, 2017 to the comparable period in the prior year
Noninterest expense increased $2.2 million, or 4.1%, to $55.0 million during the six months ended June 30, 2017 compared to $52.8 million for the six months ended June 30, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Six Months Ended June 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$32,296	$30,019	$2,277	7.6%
Occupancy and equipment	7,628	7,947	(319)	(4.0)
Data processing	3,917	3,621	296	8.2
Marketing	1,612	1,509	103	6.8
Professional services	2,062	1,678	384	22.9
State and local taxes	1,188	1,211	(23)	(1.9)
Federal deposit insurance premium	657	1,020	(363)	(35.6)
Other real estate owned, net	52	472	(420)	(89.0)
Amortization of intangible assets	647	698	(51)	(7.3)
Other expense	4,973	4,671	302	6.5
Total noninterest expense	$55,032	$52,846	$2,186	4.1%
Compensation and employee benefits increased $2.3 million, or 7.6%, to $32.3 million during the six months ended June 30, 2017 from $30.0 million during the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to staffing increases and standard salary increases.
Professional services increased $384,000, or 22.9%, to $2.1 million during the six months ended June 30, 2017 from $1.7 million during the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to up front costs related to the new Portland, Oregon lending team members who started in May 2017. Professional services also increased due to benefit-based consulting fees related to the consumer deposit account consolidation process, which correspondingly generated an increase in service charges and other fees, and Trust-related expenses based on a renegotiated contract, which also increased other noninterest income.
Other real estate owned, net decreased $420,000 or 89.0%, to $52,000 during the six months ended June 30, 2017 compared to $472,000 during the six months ended June 30, 2016. The decrease was due to fewer properties and the lower value and volume of activity in our other real estate owned portfolio.
Federal Deposit Insurance premium decreased $363,000, or 35.6% to $657,000 during the six months ended June 30, 2017 from $1.0 million during the six months ended June 30, 2016. The decrease was a result of the FDIC's new assessment rate schedule effective July 1, 2016, which decreased the range of initial base assessment rates for all insured institutions.
The ratio of noninterest expense to average assets (annualized) was 2.85% for the six months ended June 30, 2017, compared to 2.89% for the six months ended June 30, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage noninterest expenses.
Income Tax Expense
Comparison of quarter ended June 30, 2017 to the comparable quarter in the prior year
Income tax expense increased by $906,000, or 28.6%, to $4.1 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016. The effective tax rate was 25.6% for the three months ended June 30, 2017 compared to 26.3% for the same period in 2016. The decrease in the effective tax rate during the three months ended June 30, 2017 compared to the same period in 2016 was due primarily to the implementation of FASB ASU 2016-09 requiring the excess tax benefits on option exercises and restricted stock vesting to be recognized in earnings prospectively starting on January 1, 2017.

Comparison of six months ended June 30, 2017 to the comparable period in the prior year
Income tax expense increased by $844,000, or 13.4%, to $7.2 million for the six months ended June 30, 2017 from $6.3 million for the six months ended June 30, 2016. The effective tax rate was 25.3% for the six months ended June 30, 2017 compared to 26.0% for the same period in 2016. The decrease in the effective tax rate during the six months ended June 30, 2017 compared to the same period in 2016 was due primarily to the implementation of FASB ASU 2016-09 requiring the excess tax benefits on option exercises and restricted stock vesting to be recognized in earnings prospectively starting on January 1, 2017.

Financial Condition Overview
Total assets increased $112.0 million, or 2.9%, to $3.99 billion as of June 30, 2017 compared to $3.88 billion as of December 31, 2016. Total loans receivable, net, increased $107.1 million, or 4.1%, to $2.72 billion at June 30, 2017 compared to $2.61 billion at December 31, 2016. Loans were mostly funded through an increase in deposits. Deposits increased by $61.6 million, or 1.9%, to $3.29 billion as of June 30, 2017 compared to $3.23 billion as of December 31, 2016. Total non-maturity deposits decreased to 88.1% of total deposits at June 30, 2017 from 88.9% at December 31, 2016 and certificates of deposits increased to 11.9% of total deposits at June 30, 2017 from 11.1% at December 31, 2016.
Federal Home Loan Bank advances increased $31.3 million, or 39.3%, to $110.9 million as of June 30, 2017 from $79.6 million as of December 31, 2016. The increase in advances was required as a supplement to deposits in order to fund loan growth.
Total stockholders’ equity increased by $18.3 million, or 3.8%, to $500.0 million as of June 30, 2017 from $481.8 million at December 31, 2016. The increase during the six months ended June 30, 2017 was due primarily to net income of $21.1 million and a $4.2 million increase in accumulated other comprehensive income, net of tax, offset partially by cash dividends declared of $7.5 million. The Company’s equity position was 12.5% of total assets as of June 30, 2017 and 12.4% as of December 31, 2016.

The table below provides a comparison of the changes in the Company's financial condition from December 31, 2016 to June 30, 2017.

	June 30, 2017	December 31, 2016	Change between June 30, 2017 and December 31, 2016	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$124,234	$103,745	$20,489	19.7%
Investment securities	790,594	794,645	(4,051)	(0.5)
Loans held for sale	5,787	11,662	(5,875)	(50.4)
Total loans receivable, net	2,716,756	2,609,666	107,090	4.1
Other real estate owned	786	754	32	4.2
Premises and equipment, net	60,603	63,911	(3,308)	(5.2)
Federal Home Loan Bank stock, at cost	9,083	7,564	1,519	20.1
Bank owned life insurance	71,112	70,355	757	1.1
Accrued interest receivable	11,081	10,925	156	1.4
Prepaid expenses and other assets	75,162	79,351	(4,189)	(5.3)
Other intangible assets, net	6,727	7,374	(647)	(8.8)
Goodwill	119,029	119,029	—	—
Total assets	$3,990,954	$3,878,981	$111,973	2.9%

Liabilities
Deposits	$3,291,250	$3,229,648	$61,602	1.9
Federal Home Loan Bank advances	110,900	79,600	31,300	39.3
Junior subordinated debentures	19,863	19,717	146	0.7
Securities sold under agreement to repurchase	21,255	22,104	(849)	(3.8)
Accrued expenses and other liabilities	47,638	46,149	1,489	3.2
Total liabilities	3,490,906	3,397,218	93,688	2.8
Stockholders' equity
Common stock	359,535	359,060	475	0.1
Retained earnings	138,956	125,309	13,647	10.9
Accumulated other comprehensive income (loss), net	1,557	(2,606)	4,163	159.7
Total stockholders' equity	500,048	481,763	18,285	3.8
Total liabilities and stockholders' equity	$3,990,954	$3,878,981	$111,973	2.9%

Lending Activities
As indicated in the table below, loans receivable, net was $2.75 billion at June 30, 2017, an increase of $108.8 million, or 4.1%, from $2.64 billion at December 31, 2016. The increase in loans receivable for the six months ended June 30, 2017 was due primarily to increases in commercial business loans of $73.4 million, real estate construction and land development loans of $26.3 million and consumer loans of $5.1 million.

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$659,621	24.0%	$637,773	24.2%
Owner-occupied commercial real estate	586,236	21.3	558,035	21.1
Non-owner occupied commercial real estate	904,195	32.9	880,880	33.4
Total commercial business	2,150,052	78.2	2,076,688	78.7
One-to-four family residential	80,941	2.9	77,391	2.9
Real estate construction and land development:
One-to-four family residential	49,479	1.8	50,414	1.9
Five or more family residential and commercial properties	135,959	5.0	108,764	4.1
Total real estate construction and land development	185,438	6.8	159,178	6.0
Consumer	330,215	12.0	325,140	12.3
Gross loans receivable	2,746,646	99.9	2,638,397	99.9
Deferred loan costs, net	2,861	0.1	2,352	0.1
Loans receivable, net	$2,749,507	100.0%	$2,640,749	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$8,679	$8,580
One-to-four family residential	87	94
Real estate construction and land development	2,008	2,008
Consumer	199	227
Total nonaccrual loans (1)(2)	10,973	10,909
Other real estate owned	786	754
Total nonperforming assets	$11,759	$11,663

Allowance for loan losses	$32,751	$31,083
Allowance for loan losses to loans receivable, net	1.19%	1.18%
Allowance for loan losses to nonperforming loans	298.47%	284.93%
Nonperforming loans to loans receivable, net	0.40%	0.41%
Nonperforming assets to total assets	0.29%	0.30%

Performing TDR loans:
Commercial business	$18,274	$19,837
One-to-four family residential	222	227
Real estate construction and land development	1,808	2,141
Consumer	60	83
Total performing TDR loans (3)	$20,364	$22,288
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	84,106	87,762

(1)	At June 30, 2017 and December 31, 2016, $6.5 million and $6.9 million of nonperforming loans, respectively, were considered TDR loans.

(2)	At June 30, 2017 and December 31, 2016, $1.6 million and $2.8 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At June 30, 2017 and December 31, 2016, $224,000 and $682,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at June 30, 2017 or December 31, 2016.

(5)	At June 30, 2017 and December 31, 2016, $3.5 million and $1.1 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets were $11.8 million, or 0.29% of total assets, and $11.7 million, or 0.30%, of total assets as of June 30, 2017 and December 31, 2016, respectively. The balance of nonaccrual loans increased $64,000, or 0.6%, to $11.0 million at June 30, 2017 from $10.9 million at December 31, 2016. For the six months ended June 30, 2017, the increase in nonaccrual loans was primarily due to additions to nonaccrual loans of $2.6 million, offset partially by net principal reductions of $2.4 million and charge-offs of $189,000. The other real estate owned balance increased to $786,000 at June 30, 2017 from $754,000 at December 31, 2016 as a result of the addition of one property.
Performing TDR loans were $20.4 million and $22.3 million as of June 30, 2017 and December 31, 2016, respectively. The $1.9 million, or 8.6%, decrease in performing TDR loans for the six months ended June 30, 2017 was primarily the result of net principal payments of $7.0 million, partially offset by troubled loans restructured during the period of $5.1 million. At June 30, 2017 and December 31, 2016, the Company had an allowance for loan losses on the performing TDR loans of $2.2 million and $2.0 million, respectively.

Potential problem loans as of June 30, 2017 and December 31, 2016 were $84.1 million and $87.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes concerns as to their ability to meet their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $3.7 million, or 4.2%, decrease in potential problem loans was primarily the result of net principal payments of $12.0 million, loans transferred to held for sale of $5.8 million, loans transferred to impaired status of $3.2 million, loan grade improvements of $2.2 million and loan charge-offs of $452,000, partially offset by the addition of loans graded as potential problem loans of $20.0 million during the six months ended June 30, 2017.

Analysis of Allowance for Loan Losses
Management maintains an allowance for loan losses (“ALL”) to provide for estimated probable incurred losses in the loan portfolio at the balance sheet date. The adequacy of the ALL is monitored through our ongoing quarterly loan quality assessments.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:
•Historical loss experience in the loan portfolio;
•Impact of environmental factors, including:

▪	Levels of and trends in delinquencies and classified and impaired loans;

▪	Levels of and trends in charge-offs and recoveries;

▪	Trends in volume and terms of loans;

▪	Effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices;

▪	Experience, ability and depth of lending management and other relevant staff;

▪	National and local economic trends and conditions;

▪	Other external factors such as competition, legal and regulatory;

▪	Effects of changes in credit concentrations; and

▪	Other factors
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

The following table provides information regarding changes in our allowance for loan losses as of and for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,749,507	$2,524,601	$2,749,507	$2,524,601
Average loans receivable during the period	$2,657,946	$2,466,963	$2,644,953	$2,429,356

Allowance for loan losses on loans at the beginning of the period	$31,594	$29,667	$31,083	$29,746
Provision for loan losses	1,131	1,120	1,998	2,259
Charge-offs:
Commercial business	(141)	(2,140)	(443)	(3,370)
Real estate construction and land development	—	(1)	—	(154)
Consumer	(398)	(467)	(941)	(798)
Total charge-offs	(539)	(2,608)	(1,384)	(4,322)
Recoveries:
Commercial business	454	85	826	359
One-to-four family residential	1	1	1	2
Real estate construction and land development	—	—	10	83
Consumer	110	161	217	299
Total recoveries	565	247	1,054	743
Net recoveries (charge-offs)	26	(2,361)	(330)	(3,579)
Allowance for loan losses at the end of the period	$32,751	$28,426	$32,751	$28,426

Allowance for loan losses to loans receivable, net	1.19%	1.13%	1.19%	1.13%
Net (recoveries) charge-offs on loans to average loans, annualized	—%	0.38%	0.03%	0.30%
The allowance for loan losses increased to $32.8 million at June 30, 2017 from $31.1 million at December 31, 2016. The increase was the result of provision for loan losses of $2.0 million, partially offset by net charge-offs of $330,000 recorded during the six months ended June 30, 2017, which included charge-offs related to PCI loan pool activity of $205,000. The allowance for loan losses to loans receivable, net, ratio increased slightly to 1.19% at June 30, 2017 from 1.18% at December 31, 2016.
The ratio of net (recoveries) charge-offs on loans to average loans, annualized improved to a net recovery of nearly zero for the three months ended June 30, 2017 compared to net charge-offs of 0.38% for the three months ended June 30, 2016 and to 0.03% for the six months ended June 30, 2017 from 0.30% for the six months ended June 30, 2016. The improvement of the ratio was due primarily to fewer charge-offs recorded during the six months ended June 30, 2017 compared to the same period in 2016.
Nonperforming loans were $11.0 million and $10.9 million at June 30, 2017 and December 31, 2016, respectively, or 0.40% and 0.41% of loans receivable, net, respectively. The allowance for loan losses to nonperforming loans was 298.47% at June 30, 2017 and 284.93% at December 31, 2016. As of June 30, 2017, the Bank identified $31.3 million of impaired loans, of which $9.5 million had no specific valuation allowance as their estimated collateral value or discounted estimated cash flow was equal to or exceeds their carrying value. The remaining $21.9 million of impaired loans at June 30, 2017 had related specific valuation allowances totaling $3.2 million. Impaired loans totaled $33.2 million at December 31, 2016, of which $10.1 million had no specific valuation allowance and $23.1 million had $2.7 million of specific valuation allowance.
Based on the established comprehensive methodology, management deemed the allowance for loan losses of $32.8 million at June 30, 2017 appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2016 of $31.1 million. At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At June 30, 2017 and December 31, 2016, the remaining fair value discount for these purchased loans was $11.2 million and $13.5 million, respectively.
The following table outlines the allowance for loan losses and related loan balances at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$23,425	$21,791
Gross loans, excluding PCI and impaired loans	$2,664,023	$2,540,751
Percentage	0.88%	0.86%

PCI Allowance:
Allowance for loan losses	$6,101	$6,558
Gross PCI loans	$51,286	$64,448
Percentage	11.90%	10.18%

Specific Valuation Allowance:
Allowance for loan losses	$3,225	$2,734
Gross impaired loans	$31,337	$33,198
Percentage	10.29%	8.24%

Total Allowance for Loan Losses:
Allowance for loan losses	$32,751	$31,083
Gross loans receivable	$2,746,646	$2,638,397
Percentage	1.19%	1.18%
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
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at June 30, 2017.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.29 billion at June 30, 2017, an increase of $61.6 million, or 1.9%, from $3.23 billion at December 31, 2016.

	June 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$919,576	27.9%	$882,091	27.3%
NOW accounts	1,031,009	31.3	963,821	29.8
Money market accounts	456,819	13.9	523,875	16.2
Savings accounts	493,593	15.0	502,460	15.6
Total non-maturity deposits	2,900,997	88.1	2,872,247	88.9
Certificates of deposit	390,253	11.9	357,401	11.1
Total deposits	$3,291,250	100.0%	$3,229,648	100.0%
Non-maturity deposits (total deposits less certificates of deposit) increased $28.8 million, or 1.0%, to $2.90 billion at June 30, 2017 from $2.87 billion at December 31, 2016. Certificate of deposit accounts increased $32.9 million, or 9.2%, to $390.3 million at June 30, 2017 from $357.4 million at December 31, 2016 due primarily to the addition of $47.1 million of brokered certificates of deposit, which were used to supplement deposit growth in the funding of loan growth. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits increased to 11.9% at June 30, 2017 from 11.1% at December 31, 2016.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2017, the Bank had securities sold under agreement to repurchase of $21.3 million, a decrease of $849,000, or 3.8%, from $22.1 million at December 31, 2016. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures at June 30, 2017 was $19.9 million, which reflects the fair value of the debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At June 30, 2017, the Bank maintained credit facilities with the FHLB of Des Moines for $623.8 million and credit facilities with the Federal Reserve Bank of San Francisco for $46.5 million. The Company had FHLB advances outstanding of $110.9 million and $79.6 million at June 30, 2017 and December 31, 2016, respectively. The average cost of the FHLB advances during the six months ended June 30, 2017 was 0.86%. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of June 30, 2017. There were no federal funds purchased as of June 30, 2017 or December 31, 2016.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2017, cash and cash equivalents totaled $124.2 million, or 3.1% of total assets. The fair value of investment securities available for sale totaled $790.6 million at June 30, 2017 of which $246.5 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $544.0 million, or 13.6%, of total assets at June 30, 2017. The fair value of investment securities available for sale with maturities of one year or less were $5.7 million, or 0.1%, of total assets at June 30, 2017.

Liquidity and Cash Flows
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales and interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.
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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At June 30, 2017, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $11.0 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $44.0 million for the six months ended June 30, 2017, and primarily consisted of net income of $21.1 million, net proceeds from origination and sale of loans held for sale of $11.7 million and net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities of $3.5 million. During the six months ended June 30, 2017, net cash used in investing activities was $107.5 million, which consisted primarily of net loan originations of $114.4 million, offset partially by net proceeds from purchase and sale of investment securities available for sale of $9.5 million. Net cash provided by financing activities was $84.0 million for the six months ended June 30, 2017, and primarily consisted of a net increase in deposits of $61.6 million and net FHLB advances of $31.3 million, offset partially by cash dividends on common stock of $7.5 million and repurchases of common stock of $674,000 during the period.

Capital and Capital Requirements
Stockholders’ equity at June 30, 2017 was $500.0 million compared with $481.8 million at December 31, 2016. During the six months ended June 30, 2017, the Company realized net income of $21.1 million, declared and paid cash dividends of $7.5 million, recorded other comprehensive income of $4.2 million and recognized stock-based compensation expense of $1.0 million and exercise of stock options, net of tax of $109,000.
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
As of June 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$147,227	4.5%	N/A	N/A	$375,993	11.5%
Tier 1 leverage capital to average assets	151,408	4.0	N/A	N/A	395,818	10.5
Tier 1 capital to risk-weighted assets	196,303	6.0	N/A	N/A	395,818	12.1
Total capital to risk-weighted assets	261,738	8.0	N/A	N/A	428,777	13.1
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	147,033	4.5	$212,380	6.5%	381,991	11.7
Tier 1 leverage capital to average assets	151,257	4.0	189,072	5.0	381,991	10.1
Tier 1 capital to risk-weighted assets	196,043	6.0	261,391	8.0	381,991	11.7
Total capital to risk-weighted assets	261,391	8.0	326,739	10.0	414,912	12.7

As of December 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,688	4.5%	N/A	N/A	$362,350	11.4%
Tier 1 leverage capital to average assets	148,144	4.0	N/A	N/A	381,989	10.3
Tier 1 capital to risk-weighted assets	190,250	6.0	N/A	N/A	381,989	12.0
Total capital to risk-weighted assets	253,667	8.0	N/A	N/A	413,320	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,573	4.5	$205,938	6.5%	369,915	11.7
Tier 1 leverage capital to average assets	148,024	4.0	185,030	5.0	369,915	10.0
Tier 1 capital to risk-weighted assets	190,097	6.0	253,462	8.0	369,915	11.7
Total capital to risk-weighted assets	253,462	8.0	316,828	10.0	401,168	12.7
Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased-in from the effective date through 2019, including, among others, a new capital conservation buffer requirement, which requires financial institutions to maintain a common equity capital ratio more than 2.5% above the required minimum levels in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments based on percentages of eligible retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased-in on January 1, 2016 at 0.625% of risk-weighted assets and will continue to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At June 30, 2017, the capital conservation buffer was 5.09% and 4.68% for the Company and the Bank, respectively, and the minimum conservation buffer requirement was 1.25%.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 25, 2017, the Company’s Board of Directors declared a regular dividend of $0.13 per common share payable on August 24, 2017 to shareholders of record on August 10, 2017.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	—	—	100,000	579,996
Stock repurchase average share price	$—	$—	$—	$17.05	$16.76

(1)	Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and six months ended June 30, 2017, the Company repurchased 11,476 and 27,367 shares of common stock at an average price per share of $25.50 and $24.60 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and six months ended June 30, 2016, the Company repurchased 12,684 and 23,939 shares of common stock at an average price per share of $17.54 and $17.57 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017— April 30, 2017	—	$—	7,893,389	935,034
May 1, 2017— May 31, 2017	—	—	7,893,389	935,034
June 1, 2017— June 30, 2017	11,476	25.50	7,893,389	935,034
Total	11,476	$25.50	7,893,389	935,034

(1)	All of the common shares repurchased by the Company between April 1, 2016 and June 30, 2017, were shares of restricted stock that represented the cancellation of stock to pay withholding taxes.

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

101
The following materials from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”): (i) Unaudited Condensed Consolidated Statements of Financial Condition, (ii) Unaudited Condensed Consolidated Statements of Income, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Unaudited Notes to Condensed Consolidated Financial Statements

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

(14)	Incorporated by reference to the Current Report on Form 10-Q dated August 6, 2014 and on Form 8-K dated February 1, 2017.

(15)	Incorporated by reference to the Current Report on Form 8-K dated September 7, 2012 and December 22, 2016.

(16)	Incorporated by reference to the Current Report on Form 8-K dated January 6, 2014 and December 22, 2016.

(17)	Incorporated by reference to the Registration Statement on Form S-4 (Reg. No. 333-192985).

(18)	Incorporated by reference to the Annual Report on Form 10-K dated March 10, 2015 and Form 8-K dated December 22, 2016.

(19)	Incorporated by reference to the Current Report on Form 10-Q updated August 6, 2015.

(20)	Incorporated by reference to the Current Report on Form 8-K dated December 22, 2015 and Form 8-K dated December 22, 2016.

(21)	Reference is made to Note (11)—Stockholders' Equity in the Notes to Condensed Consolidated Financial Statements under Part I. Item 1. herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
August 8, 2017	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
August 8, 2017	/S/ DONALD J. HINSON
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

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.